Form 10-Q
period 1996-03-31
HYBRIDON INC
filed 1996-05-15
CIK 861838

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


For the Quarter Ended:  March 31, 1996           Commission File Number 0-27352

                                 Hybridon, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 04-3072298
- - - ----------------------------------      ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
organization or incorporation)

                              One Innovation Drive
                         Worcester, Massachusetts 01605
                         ------------------------------
          (Address of principal executive offices, including zip code)


                                 (508) 752-7000
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X                  NO
                             ------              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                 24,475,442
- - - ---------------------------------------      --------------------------------
                 Class                       Outstanding as of April 30, 1996

                                 HYBRIDON, INC.

                                    Form 10Q

                                      INDEX


PART I - FINANCIAL INFORMATION
- - - ------------------------------

Item 1 - Financial Statements

     Consolidated Condensed Balance Sheets
          March 31, 1996 And December 31, 1995

     Consolidated Condensed Statement of Operations for the Three Months ended March 31, 1996 and 1995, and Cumulative from MAY 25, 1989 to March 31, 1996

     Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 1996 and 1995, and Cumulative from May 25, 1989 to March 31, 1996

     Notes to Consolidated Condensed Financial Statements


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION
- - - ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                (UNAUDITED)



                                               ASSETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              1996               1995
CURRENT ASSETS:
   Cash and cash equivalents                                             $  34,609,609      $   5,284,262
   Short-term investments                                                    9,914,429                 --
   Prepaid expenses and other current assets                                 2,469,241          1,389,518
                                                                         -------------      -------------

         Total current assets                                               46,993,279          6,673,780
                                                                         -------------      -------------

PROPERTY AND EQUIPMENT, AT COST:
   Laboratory equipment                                                      5,525,613          5,153,550
   Leasehold improvements                                                    1,965,825          1,965,754
   Equipment under capital leases                                            1,507,535          1,507,535
   Office equipment                                                          1,181,299          1,149,141
   Furniture and fixtures                                                      434,926            321,763
   Construction-in-progress                                                  4,586,026          3,236,330
                                                                         -------------      -------------
                                                                            15,201,224         13,334,073

   Less--Accumulated depreciation and amortization                           4,702,473          4,202,543
                                                                         -------------      -------------
                                                                            10,498,751          9,131,530
                                                                         -------------      -------------
OTHER ASSETS:
   Restricted cash                                                             973,850          1,025,856
   Notes receivable from officers                                              310,649            308,133
   Deferred financing costs and other assets                                   213,626            684,514
   Deposits                                                                  4,705,202          1,793,746
                                                                         -------------      -------------

                                                                             6,203,327          3,812,249
                                                                         -------------      -------------

                                                                         $  63,695,357      $  19,617,559
                                                                         =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations       $     409,291      $     418,713
   Accounts payable                                                          1,762,086          2,053,438
   Accrued expenses                                                          3,070,394          3,454,625
   Deferred revenue                                                             86,250             86,250
   Amounts payable to related parties                                           85,500             12,500
                                                                         -------------      -------------

         Total current liabilities                                           5,413,521          6,025,526
                                                                         -------------      -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT                 1,046,754          1,145,480
                                                                         -------------      -------------
PORTION

MINORITY INTEREST                                                            1,800,599                 --
                                                                         -------------      -------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value-
     Authorized--23,026,323 shares at December 31, 1995 and
       none at March 31, 1996
     Issued and outstanding--15,982,179 shares at December 31,
       1995 and none at March 31, 1996                                              --            159,822
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares at March 31, 1996
     Issued and outstanding--None                                                   --                 --
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--1,843,666 shares at December 31, 1995
       and 24,468,941 shares at March 31,1996                                   24,469              1,844
   Additional paid-in capital                                              167,038,253        114,626,062
   Deficit accumulated during the development stage                       (111,628,239)      (102,341,175)
                                                                         -------------      -------------

         Total stockholders' equity                                         55,434,483         12,446,553
                                                                         -------------      -------------

                                                                         $  63,695,357      $  19,617,559
                                                                         =============      =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)



                                                                                        CUMULATIVE
                                                                                           FROM
                                                                                       MAY 25, 1989
                                                    THREE MONTHS ENDED MARCH 31,      (INCEPTION) TO
                                                        1996            1995          MARCH 31, 1996

REVENUES:
   Research and development                         $   259,350      $   258,750      $   3,394,224
   Interest income                                      294,873           54,268            989,728
                                                    -----------      -----------      -------------

                                                        554,223          313,018          4,383,952
                                                    -----------      -----------      -------------

OPERATING EXPENSES:
   Research and development                           7,383,297        6,668,151         86,624,672
   General and administrative                         2,418,386        1,538,240         27,861,584
   Interest                                              39,604           52,535          1,525,935
                                                    -----------      -----------      -------------

                                                      9,841,287        8,258,926        116,012,191
                                                    -----------      -----------      -------------

         Net loss                                   $(9,287,064)     $(7,945,908)     $(111,628,239)
                                                    ===========      ===========      =============

PRO FORMA NET LOSS PER COMMON SHARE (Note 2)        $      (.41)     $      (.56)
                                                    ===========      ===========

SHARES USED IN COMPUTING PRO FORMA NET LOSS PER
COMMON SHARE (Note 2)                                22,708,394       14,221,899
                                                    ===========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)


                                                                                              CUMULATIVE
                                                                                                 FROM
                                                                                             MAY 25, 1989
                                                          THREE MONTHS ENDED MARCH 31,      (INCEPTION) TO
                                                              1996              1995        MARCH 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (9,287,064)     $(7,945,908)     $(111,628,239)
   Adjustments to reconcile net loss to net cash used
   in operating activities-
     Depreciation and amortization                             499,930          354,020          4,803,914
     Compensation on grant of stock options,
       warrants and restricted stock                                --          231,000          7,044,541
     Amortization of discount on convertible
       promissory                                                   --               --            690,157
       notes payable
     Amortization of deferred financing costs                       --               --            216,732
     Noncash interest on convertible promissory                     --               --            260,799
       notes payable
     Changes in assets and liabilities-
       Prepaid and other current assets                     (1,079,723)        (198,122)        (2,469,241)
       Notes receivable from officers                           (2,516)           1,088           (310,649)
       Amounts payable to related parties                       73,000               --           (114,500)
       Accounts payable and accrued expenses                  (675,583)      (1,464,611)         4,832,480
       Deferred revenue                                             --               --             86,250
                                                          ------------      -----------      -------------

              Net cash used in operating activities        (10,471,956)      (9,022,533)       (96,587,756)
                                                          ------------      -----------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                       (9,914,429)              --         (9,914,429)
   Purchases of property and equipment                      (1,867,151)        (433,775)       (14,766,872)
   (Increase) decrease in restricted cash and other             (3,827)          39,853         (1,536,710)
     assets
   Increase in deposits                                     (2,911,456)              --         (4,705,202)
   Proceeds from sale/leaseback                                     --               --          1,073,183
                                                          ------------      -----------      -------------

              Net cash used in investing activities        (14,696,863)        (393,922)       (29,850,030)
                                                          ------------      -----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred                  --       12,263,402         96,584,154
     stock
   Proceeds from issuance of common stock related
     to stock options and restricted stock grants               43,750               --            128,676
   Proceeds from sale of common stock                       52,231,244               --         52,355,324
   Repurchase of common stock                                       --               --               (263)
   Proceeds from notes payable                                      --               --          1,950,000
   Proceeds from issuance of convertible promissory
     notes payable                                                  --                           9,191,744
   Proceeds from long-term debt                                     --               --            662,107
   Payments on long-term debt and capital leases              (108,148)        (214,915)        (1,463,597)
   Proceeds from sale of stock in subsidiary                 1,800,599               --          1,800,599
   Decrease (increase) in deferred financing costs             526,721               --           (161,349)
                                                          ------------      -----------      -------------

              Net cash provided by financing                54,494,166       12,048,487        161,047,395
                                                          ------------      -----------      -------------
              activities

NET INCREASE IN CASH AND CASH EQUIVALENTS                   29,325,347        2,632,032         34,609,609

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 5,284,262        3,395,783                 --
                                                          ------------      -----------      -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 34,609,609      $ 6,027,815      $  34,609,609
                                                          ============      ===========      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                 $     39,604      $    52,535      $     486,278
                                                          ============      ===========      =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)




(1)  ORGANIZATION

     Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

     The Company is in the development stage. Since inception, the Company has devoted substantially all of its efforts toward product research and development and raising capital. Management anticipates that substantially all future revenues will be derived from products under development or those developed in the future, as well as from contract research and development revenues and fees and royalties derived from licensing of the Company's technology. Accordingly, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations.

     The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results presented for the three-month period ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pro Forma Net Loss per Common Share

     Pro forma net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding its initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and preferred and common stock warrants, has been included in the calculation of pro forma weighted average number of shares outstanding for the three months ended March 31, 1995 and for the period from January 1, 1996 through

     February 2, 1996 (using the treasury-stock method and the initial public offering price of $10 per share). In addition, the calculation of the pro forma weighted average number of shares outstanding includes shares of common stock as if all shares of preferred stock were converted into common stock on the respective original dates of issuance.

(3)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company applies SFAS No. 115, Accounting for Certain Investments in
     Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized costs, which approximates market value.
     Short-term investments mature within one year of the balance sheet date.
     Cash equivalents have original maturities of less than three months. Cash and cash equivalents and short-term investments at March 31, 1996 and December 31, 1995 consisted of the following:

                                           MARCH 31,      DECEMBER 31,
                                             1996            1995
       Cash and Cash Equivalents-
          Cash and money market funds     $ 5,757,807     $5,284,262
          U.S. government securities       28,851,802              -
                                          -----------     ----------

                                          $34,609,609     $5,284,262
                                          ===========     ==========
       Short-term Investments-
          U.S. government securities      $ 9,914,429     $        -

                                          ===========     ==========

(4)  INITIAL PUBLIC OFFERING

     On February 2, 1996, the Company completed its initial public offering of 5,750,000 shares of common stock at $10.00 per share. The sale of common stock resulted in net proceeds to the Company of approximately $52,231,000 after deducting expenses related to the offering. In addition, all outstanding shares of preferred stock were converted into 16,856,649 shares of common stock upon the consummation of the initial public offering.

(5)  INVESTMENT IN METHYLGENE, INC.

     In January 1996, the Company and certain institutional Canadian investors formed a Quebec company, MethylGene, Inc. (MethylGene), to develop and market certain compounds to be agreed upon by the Company and MethylGene. The Company acquired a 49% interest in MethylGene for approximately $752,000, and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. The Company and such investors have contributed $2,105,000 to MethylGene through March 31, 1995 and are required to contribute the remaining amounts by the end of May 1996. The Company has recorded a liability as of March 31, 1996 for the net amount of proceeds received from such investors and expects to maintain a liability that reflects the option of the MethylGene investors to require the Company to exchange the investors' MethylGene stock for Hybridon stock (see below).

     The Canadian investors have the right to exchange all (but not less than all) of their shares of stock in MethylGene for an aggregate of 500,000 shares of Hybridon common stock (subject to adjustment for stock splits, stock dividends and the like). This option is exercisable only during a 90-day period commencing on the earlier of the date five years after the closing of the institutional investors' investment in MethylGene or the date on which MethylGene ceases operations. This option terminates sooner if MethylGene raises certain additional amounts of equity or debt financing or if MethylGene enters into a corporate collaboration that meets certain requirements.

     The Company has granted to MethylGene exclusive worldwide licenses and sublicenses in respect of certain technology relating to the MethylGene fields. In addition, the Company and MethylGene have entered into a supply agreement pursuant to which MethylGene is obligated to purchase from the Company all required formulated bulk oligonucleotides at specified transfer prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the discovery and development of genetic medicines based primarily on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. All revenues received by the Company to date have been from collaborative agreements and interest on invested funds.

The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its research and development expenses will increase significantly during 1996 and future years as it moves its principal research and development programs to more advanced preclinical studies, into clinical trials and to later phase clinical trials. In addition, the Company expects that its personnel and patent costs will significantly increase in the future. Costs associated with the Company's patent applications are expected to increase as the Company continues to file and prosecute such applications. Patent costs also would significantly increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative losses since inception through March 31, 1996 of approximately $111,628,000.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That May Affect Future Results, which are incorporated by reference herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The Company had revenues of $554,000 and $313,000 in the three months ended March 31, 1996 and 1995, respectively. Revenues in the three months ended March 31, 1996 and 1995 consisted of $259,000 received by the Company in each period, under a collaborative agreement with F. Hoffman-La Roche Ltd. (Roche) and $295,000 and $54,000, respectively, of interest income. The increase in interest income was the result of substantially higher cash balances available for investment as a result of the Company's initial public offering completed on February 2, 1996.

The Company had research and development expenses of $7,383,000 and $6,668,000 in the three months ended March 31, 1996 and 1995, respectively. The increase in research and development expenses in the three months ended March 31, 1996 reflects additional expenses associated with salaries and related costs, facilities equipment costs related to additional laboratories and expenses related to the product of GEM-91 and additional preclinical compounds. Research and development staffing and related costs increased significantly in 1996 as the number of employees engaged in research and development activities increased by approximately 20%. The Company expects to invest significant resources in the remainder of 1996 in connection with the ongoing clinical trials of GEM 91 and the performance of preclinical studies and the preparation of IND applications with respect to additional antisense compounds.

The Company had general and administrative expenses of $2,418,000 and $1,538,000 in the three months ended March 31, 1996 and 1995, respectively. The increase was attributable primarily to increases in salaries and bonuses, consulting expenses for business development and financial advisory services and travel-related expenses.

The Company had interest expenses of $40,000 and $53,000 in the three months ended March 31, 1996 and 1995, respectively. Interest expenses in the three months ended March 31, 1996 and 1995 primarily consisted of interest incurred on borrowings to finance the purchase of property and equipment, and leasehold improvements. The decrease in the three months ended March 31, 1996 reflect a decrease in the long-term debt outstanding during 1996.

As a result of the above factors, the Company incurred net losses of $9,287,000 and $7,946,000 for the three months ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company used $10,472,000 for operating activities, principally in connection with the Company's ongoing research and development programs. The Company also increased its investment in property and equipment by approximately $1,867,000, consisting primarily of costs associated with the buildout of the Milford manufacturing facility, and made additional advances to the landlord of the Cambridge facility of approximately $2,911,000 during the three months ended March 31, 1996. In addition, during the three months ended March 31, 1996, the Company increased its short-term investments by approximately $9,914,000. On February 2, 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $52,231,000. As a result of the closing of the Comapany's initial public offering, all of the Comapany's previously outstanding series of convertible preferred stock were automatically converted into common stock.

The Company also has signed a lease for a facility in Cambridge, Massachusetts, and expects to move its primary operations to such facility in the fourth quarter of 1996 or the first quarter of 1997. The Company expects to incur significant costs in equipping and building out this facility, and the Company's leasing costs will significantly increase as and when it takes occupancy of the Cambridge facility. The Company has entered into an amendment to the lease for the Cambridge facility pursuant to which, among other things, the Company intends to purchase a partnership interest in the landlord of the facility for approximately $5,450,000, which capital contribution will be used to fund a portion of the costs (primarily relating to tenant improvements) of the construction of the leased premises (of which $4,593,000 had been advanced to the landlord and recorded as a deposit as of March 31, 1996).

During the first quarter of 1996, the Company and three institutional Canadian investors formed a new Canadian biotechnology company, MethylGene, Inc., to develop and market certain compounds to be agreed upon by the Company and MethylGene. It is expected that MethylGene will incur substantial losses in the development of this technology. The Canadian investors have committed a total of $5,500,000 to MethylGene and own a 51% interest. Hybridon acquired a 49% monthly interest in MethylGene for a commitment of $752,000. A March 31, 1996, Hybridon and the Canadian investors had contributed $268,000 and $1,837,000, respectively, and are required to contribute the additional $484,000 and $3,663,000, respectively, by the end of May 1996. The Canadian investors have an option to convert their shares in MethylGene into an aggregate of 500,000 shares of Hybridon common stock under certain circumstances over a five-year period. Accordingly, the Company has recorded a liability equal to the amount invested by the Canadian investors as of March 31, 1996 (approximately $1,801,000 net of issuance costs) for this conversion option. MethylGene is a consolidated subsidiary of the Company, and the results of operations of MethylGene will be reflected in Hybridon's consolidated financial statements in future periods. For the first quarter of 1996, MethylGene has not incurred any expenses or generated revenue.

The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the progress of the Company's research and development activities; the results and costs of preclinical studies and clinical trials; the timing and costs involved in obtaining regulatory approvals; the costs involved with filing, prosecuting, enforcing and defending patent claims; the costs associated with potential commercialization of products under development, including the development of manufacturing, marketing and sales capabilities; the ability of the Company to enter into additional collaborative arrangements; and the ability of the Company to obtain third-party financing for leasehold improvements and other capital expenditures. The Company expects that capital expenditures for the nine months ending December 31, 1996 will total approximately $9,800,000, primarily in connection with the build-out and equipping of the Company's manufacturing facility in Milford, Massachusetts, and the build-out of the Company's Cambridge facility.

The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least 12 months. Substantial additional funds will be required from external sources to support the Company's operations beyond that time. The Company intends to seek additional equity, debt and lease financing to fund future operations, depending on the terms on which such sources of funding may be available from time to time. In particular, the Company contemplates seeking bank or lease financing for the build-out and equipping of the Milford facility. The Company also intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. Except for research and development funding from Roche and Searle under Hybridon's collaboration agreements with such companies (which are subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for a number of years. If the Company is unable to obtain necessary additional funds, it would be required to scale back or eliminate certain of its research and development programs or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Early Stage of Development: Technological Uncertainty

Hybridon's potential products are at an early stage of development. All of the Company's potential products are in research or development. There are a number of technological challenges that the Company must successfully address to complete any of its development efforts. To date, most of the Company's resources have been dedicated to applying oligonucleotide chemistry and cell biology to the research and development of potential pharmaceutical products based on antisense technology. As in most drug discovery programs, the results of in vitro, tissue culture and preclinical studies by the Company may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials by the Company may not be indicative of results that will be obtained in later clinical trials. Neither the Company nor, to its knowledge, any other company has successfully completed human clinical trials of a product based on antisense technology, and there can be no assurance that any of the Company's products will be successfully developed.

Uncertainty Associated with Clinical Trials

Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must undertake extensive and costly preclinical studies and clinical trials to demonstrate that such products are safe and efficacious. The results from preclinical studies and early clinical trials are not necessarily predictive of results that will be obtained in later stages of testing or development, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in products capable of being produced in commercial quantities at reasonable costs or in a marketable form.

Although the Company is developing several oligonucleotide compounds on which it plans to file IND applications with the FDA and equivalent filings outside of the U.S., there can be no assurance that necessary preclinical studies on these compounds will be completed satisfactorily or that the Company otherwise will be able to make its intended filings. Further, there can be no assurance that the Company will be permitted to undertake and complete human clinical trials of any of the Company's potential products, either in the U.S. or elsewhere, or, if permitted, that such products will not have undesirable side effects or other characteristics that may prevent or limit their commercial use.

Future Capital Needs: Uncertainty of Additional Funding

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in obtaining regulator approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, and the costs of manufacturing scale-up and commercialization activities and arrangements.

Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least 12 months. The Company anticipates that it will be required to raise substantial additional funds, including through collaborative relationships and public or private financings. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research, drug discovery or development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of is technologies, product candidates or products which the Company would otherwise pursue on its own.

History of Operating Losses and Accumulated Deficit

Hybridon has incurred net losses since its inception. At March 31, 1996, the Company's accumulated deficit was approximately $111,628,000. Such losses have resulted principally from costs incurred in the Company's research and development programs and from general and administrative costs associated with the Company's development. No revenues have been generated from product sales, and no product sales revenues are anticipated for a number of years, if ever. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to significantly increase as the Company's research and development and clinical trial efforts expand.

Patents and Proprietary Rights

The Company's success will depend in part on its ability to develop patentable products and obtain and enforce patent protection for its products both in the U.S. and in other countries. The Company has filed and intends to file applications as appropriate for patents covering both its products and processes. However, the patent positions of pharmaceutical and biotechnology firms, including Hybridon, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to Hybridon or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology.

The commercial success of the Company will also depend in part on the Company neither infringing patents issued to competitors or others nor breaching the technology licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the license. The Company is aware of patents and patent applications belonging to competitors, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities.

Need to Establish Collaborative Commercial Relationships: Dependence on Partners

Hybridon's business strategy includes entering into strategic alliances or licensing arrangements with corporate partners, primarily pharmaceutical and biotechnology companies, relating to the development and commercialization of certain of its potential products. Although the Company is a party to corporate collaborations with Roche, Medtronic, Pharmacia and Searle, there can be no assurance that these collaborations will be scientifically or commercially successful, that the Company will be able to renegotiate additional collaborations, that such collaborations will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful.

No Assurance of Regulatory Approval: Government Regulation

The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by numerous federal, state and local governmental authorities in the U.S. Similar regulatory requirements exist in other countries where the Company intends to test and market its drug candidates. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed drug and its manufacturer are subject to continual review, and subsequent discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and withdrawal of the right to manufacture the product. All of the foregoing regulatory matters also will be applicable to development, manufacturing and market undertaken by any strategic partners or licenses of the Company.

Competition

There are many companies, both private and publicly traded, that are conducting research and development activities on technologies and products similar to or competitive with the Company's antisense technologies and proposed products. For example, many other companies are actively seeking to develop products, including antisense oligonucleotides, with disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. The Company believes that the industrywide interest in investigating the potential of gene expression modulation technologies will continue and will accelerate as the techniques that permit the design and development of drugs based on such technologies become more widely understood. There can be no assurance that the Company's competitors will not succeed in developing products based on oligonucleotide or other technologies, existing or new, that are more effective than any that are being developed by the Company or that would render Hybridon's antisense technologies obsolete and noncompetitive. Moreover, there currently are commercially available products for the treatment of certain of the disease targets being pursued by the Company.

Competitors of the Company engaged in all areas of biotechnology and drug discovery in the U.S. and other countries are numerous and include, among others, pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company has. In addition, many of these competitors have significantly greater experience than the Company has in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products or in commercializing such products more rapidly than the Company.

Limited Manufacturing Capability

While the Company believes that its existing production capacity and inventories of GEM 91 will be sufficient to enable it to satisfy its current research needs and its needs for clinical trials for this product candidate through 1996, and that its existing production capacity is sufficient to support the Company's other preclinical and clinical requirements for oligonucleotide compounds during such period, the Company will need to expand its manufacturing capacity in order to satisfy its future requirements for commercial production of GEM 91 and the Company's other product candidates. In addition, in order to successfully commercialize its product candidates, the Company may be required to further reduce the cost of production of its oligonucleotide compounds, and there can be no assurance that the Company will be able to do so.

The manufacture of the Company's products will be subject to GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. To the Company's knowledge, therapeutic products based on chemically modified oligonucleotides have never been manufactured on a commercial scale. There can be no assurance that the Company will be able to manufacture or obtain products in a timely fashion and at acceptable quality and price levels, that it or its suppliers can manufacture in compliance with GMP or other regulatory requirements, or that it or its suppliers will be able to manufacture an adequate supply of product.

Absence of Sales and Marketing Experience

The Company expects to market and sell certain of its products directly and through co-marketing or other licensing arrangements with third parties. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will be justifiable in light of any product revenues or that the Company's direct sales and marketing efforts will be successful. To the extent the Company enters into co-marketing or other licensing arrangements, any revenues received by the Company will be dependent in part on the efforts of third parties, and there can be no assurance that such efforts will be successful.

Product Liability Exposure and Insurance

The use of any of the Company's potential products in clinical trials and the commercial sale of any products may expose the Company to liability claims. These claims might be made directly by consumers, health care providers or by pharmaceutical and biotechnology companies or others selling such products. Hybridon has limited product liability insurance coverage, and such coverage is subject to various deductibles. Such coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain or obtain such insurance at reasonable cost or in sufficient amounts to protect the Company against losses due to liability claims that could have a material adverse effect on the Company.

Uncertainty of Health Care Reform Measures

Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care system in the U.S. and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the U.S. or elsewhere. Significant changes in the health care system in the U.S. or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such changes could have a material adverse effect on the Company. The existence of pending health care reform proposals could have a material adverse effect on the Company's ability to raise capital.

Attraction and Retention of Key Employees and Scientific Collaborators

The Company's success is dependent on the retention of principal members of its management and scientific staff and on the recruitment of additional qualified scientific personnel who can provide additional expertise to the Company. The Company's success also depends in part on its continued ability to develop and maintain collaborative relationships with independent researchers and leading academic and research institutions. However, given the intense competition for experienced scientific personnel and for such collaborator relationships, there can be no assurance that the Company will be able to attract and retain scientific personnel or to develop and maintain collaborative agreements.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------

Item 1-5    None
- - - --------

Item 6.     Exhibits and Reports on Form 8-K
- - - -------     --------------------------------

            (a)     Exhibit

                    11   Computation of Earnings Per Share.

                    27   Financial Data Schedule (EDGAR).

                    99 Pages 36-39 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).

            (b) No reports were filed on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

                                    -------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HYBRIDON, INC.



May 13, 1996                              /s/ E. Andrews Grinstead, III
- - - --------------------                      --------------------------------
Date                                      E. Andrews Grinstead, III
                                          Chairman, President and Chief
                                          Executive Officer

May 13, 1996                              /s/ Anthony J. Payne
- - - --------------------                      ---------------------------------
Date                                      Anthony J. Payne
                                          Senior Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                 HYBRIDON, INC.

                                 EXHIBIT INDEX

                                    -------


11   Computation of Earnings Per Share

27   Financial Data Schedule (EDGAR)

99 Pages 36-39 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).