Form 10-Q
period 1996-06-30
HYBRIDON INC
filed 1996-08-13
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     _______


For the Quarter Ended: June 30, 1996             Commission File Number 0-27352

                                 Hybridon, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 04-3072298
- -------------------------------         --------------------------------------

(State or other jurisdiction of         (I.R.S. Employer Identification Number)
organization or incorporation)

                              One Innovation Drive
                         Worcester, Massachusetts 01605
                         ------------------------------
          (Address of principal executive offices, including zip code)


                                 (508) 752-7000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X   NO
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                  24,776,541
- ---------------------------------------         -------------------------------
                 Class                          Outstanding as of July 31, 1996

                                 HYBRIDON, INC.

                                    Form 10-Q

                                      INDEX


Part I - Financial Information
- ------------------------------

Item 1 - Financial Statements

      Consolidated Condensed Balance Sheets
            June 30, 1996 and December 31, 1995

      Consolidated Condensed Statement of Operations for the Three Months and Six Months ended June 30, 1996 and 1995, and Cumulative from May 25, 1989 to June 30, 1996

      Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 1996 and 1995, and Cumulative from May 25, 1989 to June 30, 1996

      Notes to Consolidated Condensed Financial Statements


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Part II - Other Information
- ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
                                     ASSETS

                                                            JUNE 30,      DECEMBER 31,
                                                              1996           1995
CURRENT ASSETS:
  Cash and cash equivalents                              $  11,624,664   $   5,284,262
  Short-term investments                                    19,282,850               -
  Prepaid expenses and other current assets                  2,320,769       1,389,518
                                                         -------------   -------------
      Total current assets                                  33,228,283       6,673,780
                                                         -------------   -------------
PROPERTY AND EQUIPMENT, AT COST:
  Laboratory equipment                                       6,224,508       5,153,550
  Leasehold improvements                                     1,963,795       1,965,754
  Equipment under capital leases                             1,474,315       1,507,535
  Office equipment                                           1,326,657       1,149,141
  Furniture and fixtures                                       463,067         321,763
  Construction-in-progress                                   5,872,803       3,236,330
                                                         -------------   -------------
                                                            17,325,145      13,334,073

  Less--Accumulated depreciation and amortization            5,188,383       4,202,543
                                                         -------------   -------------
                                                            12,136,762       9,131,530
                                                         -------------   -------------
OTHER ASSETS:
  Restricted cash                                              920,184       1,025,856
  Notes receivable from officers                               313,086         308,133
  Deferred financing costs and other assets                    174,175         779,812
  Deposit with real estate partnership                       5,928,987       1,698,448
                                                         -------------   -------------
                                                             7,336,432       3,812,249
                                                         -------------   -------------
                                                         $  52,701,477   $  19,617,559
                                                         =============   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
  obligations                                            $     405,260   $     418,713
  Accounts payable                                           1,708,250       2,053,438
  Accrued expenses                                           3,530,359       3,454,625
  Deferred revenue                                              86,250          86,250
  Amounts payable to related parties                                 -          12,500
                                                         -------------   -------------
      Total current liabilities                              5,730,119       6,025,526
                                                         -------------   -------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF
CURRENT PORTION                                                952,020       1,145,480
                                                         -------------   -------------
MINORITY INTEREST                                            2,042,811               -
                                                         -------------   -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value-
   Authorized-- none at June 30, 1996 and 23,026,323
     shares at December 31, 1995
   Issued and outstanding-- none at June 30, 1996 and
     15,982,179 shares at December 31, 1995                          -         159,822
  Preferred stock, $.01 par value-
   Authorized--5,000,000 shares at June 30, 1996
   Issued and outstanding--None                                      -               -
  Common stock, $.001 par value-
   Authorized--100,000,000 shares
   Issued and outstanding--24,578,541 shares at
     June 30,1996 and 1,843,666 shares at
     December 31,1995                                           24,579           1,844
  Additional paid-in capital                               167,254,819     114,626,062
  Deficit accumulated during the development stage        (123,302,871)   (102,341,175)
                                                         -------------   -------------
      Total stockholders' equity                            43,976,527      12,446,553
                                                         -------------   -------------
                                                         $  52,701,477   $  19,617,559
                                                         =============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                   CUMULATIVEFROM
                                                                                    MAY 25, 1989
                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,     (INCEPTION)
                             1996          1995           1996           1995     TO JUNE 30, 1996

REVENUES:
  Research and
    development          $    458,150   $   459,074   $    717,500   $    717,824   $   3,852,374
  Interest income             340,622        46,841        635,495        101,109       1,330,350
  Royalty income               62,321             -         62,321              -          62,321
                         ------------   -----------   ------------   ------------   -------------

                              861,093       505,915      1,415,316        818,933       5,245,045
                         ------------   -----------   ------------   ------------   -------------
OPERATING EXPENSES:
  Research and
    development             9,700,841     7,754,212     17,084,138     14,422,363      96,325,513
  General and
    administrative          2,804,907     1,508,052      5,223,293      3,046,292      30,666,491
  Interest                     29,978        37,767         69,581         90,302       1,555,912
                         ------------   -----------   ------------   ------------   -------------

                           12,535,726     9,300,031     22,377,012     17,558,957     128,547,916
                         ------------   -----------   ------------   ------------   -------------

      Net loss           $(11,674,633)  $(8,794,116)  $(20,961,696)  $(16,740,024)  $(123,302,871)
                         ============   ===========   ============   ============   =============

PRO FORMA NET LOSS PER
COMMON SHARE (Note 2)    $       (.48)  $      (.57)  $       (.89)  $      (1.13)
                         ============   ===========   ============   ============
SHARES USED IN
COMPUTING PRO FORMA
NET LOSS PER COMMON
SHARE (Note 2)             24,518,126    15,383,854     23,613,260     14,806,086
                         ============   ===========   ============   ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  CUMULATIVE
                                                                               FROM MAY 25, 1989
                                                    SIX MONTHS ENDED JUNE 30,    (INCEPTION)TO
                                                       1996           1995       JUNE 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(20,961,696)  $(16,740,024)  $(123,302,871)
  Adjustments to reconcile net loss to net
  cash used in operating activities-
   Depreciation and amortization                        985,840        722,959       5,289,824
   Compensation on grant of stock options,
     warrants and restricted stock                            -        324,174       7,044,541
   Amortization of discount on convertible
     promissory notes payable                                 -              -         690,157
   Amortization of deferred financing costs                   -              -         216,732
   Noncash interest on convertible
     promissory notes payable                                 -              -         260,799
   Changes in assets and liabilities-
     Prepaid and other current assets                  (931,251)       (35,694)     (2,320,769)
     Notes receivable from officers                      (4,953)       327,559        (313,086)
     Amounts payable to related parties                 (12,500)       (92,851)       (200,000)
     Accounts payable and accrued expenses             (269,454)     1,799,823       5,238,609
     Deferred revenue                                         -              -          86,250
                                                   ------------   ------------   -------------

         Net cash used in operating activities      (21,194,014)   (13,694,054)   (107,309,814)
                                                   ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investments                (19,282,850)             -     (19,282,850)
  Purchases of property and equipment, net           (3,991,072)    (2,050,170)    (16,890,793)
  Decrease (increase) in restricted cash
   and other assets                                     184,588        109,096      (1,443,593)
  Deposit with real estate partnership               (4,230,539)             -      (5,928,987)
  Proceeds from sale/leaseback                                -              -       1,073,183
                                                   ------------   ------------   -------------

         Net cash used in investing activities      (27,319,873)    (1,941,074)    (42,473,040)
                                                   ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible
   preferred stock                                            -     13,109,717      96,584,154
  Proceeds from issuance of common stock related
   to stock options and restricted stock grants         260,426              -         345,352
  Proceeds from sale of common stock                 52,231,244              -      52,355,324
  Repurchase of common stock                                  -              -            (263)
  Proceeds from notes payable                                 -              -       1,950,000
  Proceeds from issuance of convertible
   promissory notes payable                                   -              -       9,191,744
  Proceeds from long-term debt                                -              -         662,107
  Payments on long-term debt and capital leases        (206,913)      (297,903)     (1,562,362)
  Proceeds from sale of stock in subsidiary           2,042,811              -       2,042,811
  Decrease (increase) in deferred financing costs       526,721         (1,013)       (161,349)
                                                   ------------   ------------   -------------

         Net cash provided by financing activities   54,854,289     12,810,801     161,407,518
                                                   ------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           6,340,402     (2,824,327)     11,624,664

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          5,284,262      3,395,783               -
                                                   ------------   ------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $ 11,624,664   $    571,456   $  11,624,664
                                                   ============   ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest                           $     69,581   $     90,302   $     516,256
                                                   ============   ============   =============



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

     The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pro Forma Net Loss per Common Share

     Pro forma net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding its initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and preferred and common stock warrants, has been included in the calculation of pro forma weighted average number of shares outstanding for the

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Pro Forma Net Loss per Common Share (Continued)

     three and six months ended June 30, 1995 and for the period from January 1, 1996 through February 2, 1996 (using the treasury-stock method and the initial public offering price of $10 per share). In addition, the calculation of the pro forma weighted average number of shares outstanding includes shares of common stock as if all shares of preferred stock were converted into common stock on the respective original dates of issuance.

(3)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company applies SFAS No. 115, Accounting for Certain Investments in
     Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized cost, which approximates market value.
     Short-term investments mature within one year of the balance sheet date.
     Cash equivalents have original maturities of less than three months. Cash and cash equivalents and short-term investments at June 30, 1996 and
     December 31, 1995 consisted of the following:
                                            JUNE 30,    DECEMBER 31,
                                             1996           1995

     Cash and Cash Equivalents-
       Cash and money market funds        $ 8,470,494    $5,284,262
       U.S. government securities           3,154,170             -
                                          -----------    ----------

                                          $11,624,664    $5,284,262
                                          ===========    ==========
     Short-term Investments-
       U.S. government securities         $19,282,850    $        -
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

                                   (Continued)


(5)  INVESTMENT IN METHYLGENE, INC.

     In January 1996, the Company and certain institutional Canadian investors formed a Quebec company, MethylGene, Inc. (MethylGene), to develop and market certain compounds to be agreed upon by the Company and MethylGene.

     The Company acquired a 49% interest in MethylGene for approximately $734,000, and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. The Company and such investors have contributed $2,813,000 to MethylGene through June 30, 1996 and have contributed the remaining amounts prior to July 31, 1996. MethylGene is a consolidated subsidiary of the Company and the loss of approximately $119,000 for the three and six months ended June 30, 1996 is reflected in the consolidated condensed statements of operations. The Company has recorded a liability as of June 30, 1996 for the net amount of proceeds received from such investors and expects to maintain a liability that reflects the option of the MethylGene investors to require the Company to exchange the investors' MethylGene stock for Hybridon stock (see below).

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

(6)  SUBSEQUENT EVENTS

     Cambridge Lease

     The Company has entered into an amendment to the lease for its Cambridge facility pursuant to which, among other things, the Company has elected to treat its payments for a portion of the costs of the construction of the leased premises (primarily relating to tenant improvements) as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership interest).

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)


(6)  SUBSEQUENT EVENTS (Continued)

     Cambridge Lease (Continued)

     landlord (the Partnership Interest). The Company has the right, for a period of three years following completion of the building, to sell the Partnership Interest back to certain limited partners of the Cambridge landlord for a price equal to the greater of (i) the aggregate cash contribution made by the Company to the Cambridge landlord or (ii) the fair market value of the Partnership Interest at the time. The assets of these limited partners are limited to their investment in the Cambridge landlord. The Cambridge landlord is an affiliate of three directors of the Company.

     Warrants

     During the third quarter of 1996, the Company agreed with the holders of warrants to purchase 1,270,214 shares of common stock to correct an error in the expiration date of such warrants by extending the expiration date from July 7, 1996 to October 25, 1996. Subsequent to June 30, 1996, warrants to purchase 192,767 shares of common stock at exercise prices of $5.50-$8.00 per share were exercised for proceeds of approximately $1,539,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged in the discovery and development of genetic medicines based primarily on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any the products that result from research and development efforts. All revenues received by the Company to date have been from collaborative agreements and interest on invested funds. The Company has made a significant investment in Hybridon Specialty Products, a custom manufacturing division for products made from oligonucleotides. The Company expects to begin generating revenues from this division commencing in the third quarter of 1996.

The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its research and development expenses will increase significantly during 1996 and future years as it moves its principal research and development programs to more advanced preclinical studies, into clinical trials and to later phase clinical trials. In addition, the Company expects that its personnel and patent costs will significantly increase in the future. Costs associated with the Company's patent applications are expected to increase as the Company continues to file and prosecute such applications. Patent costs also would significantly increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative losses since inception through June 30, 1996 of approximately $123,303,000.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors That May Affect Future Results", which are incorporated by reference herein. In addition demand for Hybridon Specialty Products may weaken and orders for Hybridon Specialty Products may not continue as planned.


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 and 1995

The Company had total revenues of $861,000 and $506,000 in the three months ended June 30, 1996 and 1995, respectively, and $1,415,000 and $819,000 in the six months ended June 30, 1996 and 1995, respectively. Revenues from research and development were $458,000 and $459,000 for the three months ended June 30, 1996 and 1995, respectively, and $718,000 for the six month periods ended June 30, 1996 and 1995. Revenues for both the three month and six month periods ended June 30 1996 and 1995 consisted of payments earned under a collaborative agreement with F. Hoffmann-La Roche Ltd (Roche). For the three month period ended June 30, 1996 revenues also included payments under a collaborative agreement with G. D. Searle & Co. (Searle). Revenues from interest income were $341,000 and $47,000 for the three months ended June 30, 1996 and 1995, respectively, and $635,000 and $101,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in interest income in both periods of 1996 was the result of substantially higher cash balances available for investment as a result of the Company's initial public offering completed on February 2, 1996. Revenues from royalty income were $62,000 during the three and six months ended June 30, 1996 which reflect the first royalty payment received by Hybridon for the sale of a commercial-scale oligonucleotide synthesis system which was co-developed by the Company.

The Company had research and development expenses of $9,701,000 and $7,754,000 in the three months ended June 30, 1996 and 1995, respectively, and $17,084,000 and $14,422,000 in the six months ended June 30, 1996 and 1995, respectively. The increase in research and development expenses in the three and six months ended June 30, 1996 reflects increased expenses associated with salaries and related costs, facilities equipment costs related to additional laboratories, expenses related to the production of GEM[Registered Trademark] 91 and additional preclinical compounds. Research and development staffing and related costs increased significantly in the three and six months ended June 30, 1996 as the number of employees engaged in research and development activities increased by approximately 15%. The Company expects to invest significant resources in the remainder of 1996 in connection with the ongoing clinical trials of GEM[Registered Trademark] 91, the initiation of clinical trials of GEM[Registered Trademark] 132, the performance of preclinical studies, and the preparation of IND applications with respect to GEM[Registered Trademark] 132 and additional antisense compounds.

The Company had general and administrative expenses of $2,805,000 and $1,508,000 in the three months ended June 30, 1996 and 1995, respectively, and $5,223,000 and $3,046,000 in the six months ended June 30, 1996 and 1995, respectively. The increase in general and administrative expenses in the three and six months ended June 30, 1996 was attributable primarily to an increase in consulting expenses for business development, financial advisory services, travel-related expenses, and salaries and bonuses.

The Company had interest expense of $30,000 and $38,000 in the three months ended June 30, 1996 and 1995, respectively, and $70,000 and $90,000 in the six months ended June 30, 1996 and 1995, respectively. Interest expense in the three and six months ended June 30, 1996 and 1995 primarily consisted of interest incurred on borrowings to finance the purchase of property and equipment, and leasehold improvements. The decrease in interest expense in the three and six months ended June 30, 1996 reflected a decrease in the debt outstanding during 1996.

As a result of the above factors, the Company incurred net losses of $11,674,000 and $8,794,000 for the three months ended June 30, 1996 and 1995, respectively, and $20,962,000 and $16,740,000 for the six months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company used $21,194,000 for operating activities, principally in connection with the Company's ongoing research and development programs. The Company also increased its investment in property and equipment by approximately $3,991,000, consisting primarily of costs associated with the buildout of the Milford manufacturing facility, and made additional advances to the landlord of the Cambridge facility of approximately $4,231,000 during the six months ended June 30, 1996. In addition, during the six months ended June 30, 1996, the Company increased its short-term investments by approximately $19,283,000. On February 2, 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $52,231,000. As a result of the closing of the Company's initial public offering, all of the Company's previously outstanding series of convertible preferred stock were automatically converted into common stock.

The Company has signed a lease for a facility in Cambridge, Massachusetts, and expects to move its primary operations to such facility in the fourth quarter of 1996 or the first quarter of 1997. The Company expects to incur significant costs in equipping and building out this facility, and the Company's facility costs will significantly increase when it takes occupancy of the Cambridge facility. The Company has entered into an amendment to the lease for its Cambridge facility pursuant to which, among other things, the Company has elected to treat its payments for a portion of the costs of construction of the leased premises (of which $5,929,000 had been advanced to the landlord and recorded as a deposit as of June 30, 1996), primarily related to tenant improvements, as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord. The Cambridge landlord is an affiliate of three directors of the Company.

During the third quarter of 1996, the Company agreed with the holders of warrants to purchase 1,270,214 shares of common stock to correct an error in the expiration date of these warrants by extending the expiration date from July 7, 1996 to October 25, 1996. Subsequent to June 30, 1996, warrants to purchase 191,667 shares of common stock at an exercise price of $8.00 per share and 1,100 shares of common stock at an exercise price of $5.50 per share were exercised for proceeds of $1,539,386.

The Company expects that its capital requirements will increase in the future depending on numerous factors, including but not limited to the progress of the Company's research and development activities; the results and costs of preclinical studies and clinical trials; the timing and costs involved in obtaining regulatory approvals; the costs involved with filing, prosecuting, enforcing and defending patent claims; the costs associated with potential commercialization of products under development, including the development of manufacturing, marketing and sales capabilities; the ability of the Company to enter into additional collaborative arrangements; and the ability of the Company to obtain third-party financing for leasehold improvements and other capital expenditures. The Company expects that capital expenditures for the six months ending December 31, 1996 will total approximately $6,400,000, primarily in connection with the build-out and equipping of the Company's manufacturing facility in Milford, Massachusetts, and the build-out of the Company's Cambridge facility.

The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the first quarter of 1997. Substantial additional funds will be required from external sources to support the Company's operations beyond that time. The Company intends to seek additional equity, debt and lease financing to fund future operations, depending on the terms on which such sources of funding may be available from time to time. In particular, the Company contemplates seeking bank or lease financing for the build-out and equipping of the Milford facility. The Company also intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. Except for research and development funding from Roche and Searle under Hybridon's collaboration agreements with such companies (which are subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues as a result of research and development efforts for a number of years. The Specialty Products Division of the Company expects to generate revenues commencing in the third quarter of 1996. If the Company is unable to obtain necessary additional funds, it would be required to scale back or eliminate certain of its research and development programs, commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     _______

Item 1-3    None
- --------

Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

            (a) At the Company's Annual Meeting of Stockholders held on May 21, 1996, the following proposals were adopted by the vote specified below:

                  1.    Election of Class I Directors

                                                         WITHHELD AUTHORITY TO
                                             FOR         VOTE FOR ALL NOMINEES
                                             ---         ---------------------

                  Andre L. Lamotte        13,393,729            42,033
                  J. Robert Buchanan      13,398,479            37,283
                  Nasser Menhall          13,432,962             2,800


            2.    Ratification of the
                  Selection of Independent
                  Auditors

                  FOR               AGAINST     ABSTAIN     BROKER NONVOTES
                  ---               -------     -------     ---------------
                  13,414,261        18,501      3,000             ----


Item 5.     None
- -------

Item 6.     Exhibits and Reports on Form 8-K
- -------     ---------------------------------

            (a)   Exhibit

                  11    Computation of Pro Forma Net Loss Per Common Share.

                  27    Financial Data Schedule (EDGAR).

                  99 Pages 36-39 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to be filed except to the extent that portions hereof are expressly incorporated by reference herein).

            (b) No reports were filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES
                                     _______


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HYBRIDON, INC.

August 13, 1996                           /s/ E. Andrews Grinstead, III
- ---------------                           ----------------------------------
Date                                      E. Andrews Grinstead, III
                                          Chairman, President and Chief
                                          Executive Officer (Principal
                                          Executive Officer)

August 13, 1996                           /s/ Anthony J. Payne
- ---------------                           ----------------------------------
Date                                      Anthony J. Payne
                                          Senior Vice President of Finance
                                          and Administration and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  HYBRIDON, INC.

                                  EXHIBIT INDEX

                                     _______





      11    Computation of Pro Forma Net Loss Per Common Share.


      27    Financial Data Schedule (EDGAR).

      99 Pages 36-39 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).