Form 10-Q
period 1996-09-30
HYBRIDON INC
filed 1996-11-14
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


For the Quarter Ended: September 30, 1996        Commission File Number 0-27352

                                 Hybridon, Inc.
                                 -------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   04-3072298
          --------                                   ----------
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

                       YES  X                      NO
                           ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                  24,881,908
---------------------------------------                  ----------
                 Class                        Outstanding as of October 31, 1996

                                 HYBRIDON, INC.

                                    Form 10-Q

                                      INDEX

Part I - Financial Information
------------------------------

Item 1 - Financial Statements

     Consolidated Condensed Balance Sheets
        September 30, 1996 and December 31, 1995

     Consolidated Condensed Statement of Operations for the Three Months and Nine Months ended September 30, 1996 and 1995, and Cumulative from May 25, 1989 to September 30, 1996

     Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 1996 and 1995, and Cumulative from May 25, 1989 to September 30, 1996

     Notes to Consolidated Condensed Financial Statements


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II - Other Information
---------------------------

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            (UNAUDITED)


                                                              ASSETS
                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                       1996               1995

CURRENT ASSETS:
  Cash and cash equivalents                                                       $  11,838,437      $   5,284,262
  Short-term investments                                                             11,063,626                -
  Prepaid expenses and other current assets                                           2,378,576            951,526
                                                                                  -------------      -------------

        Total current assets                                                         25,280,639          6,235,788
                                                                                  -------------      -------------

PROPERTY AND EQUIPMENT, AT COST:
  Laboratory equipment                                                                7,216,985          5,153,550
  Leasehold improvements                                                              5,135,892          1,965,754
  Equipment under capital leases                                                      1,474,315          1,507,535
  Office equipment                                                                    1,417,497          1,149,141
  Furniture and fixtures                                                                471,355            321,763
  Construction-in-progress                                                            5,194,548          3,236,330
                                                                                  -------------      -------------
                                                                                     20,910,592         13,334,073

  Less--Accumulated depreciation and amortization                                     5,828,623          4,202,543
                                                                                  -------------      -------------
                                                                                     15,081,969          9,131,530
                                                                                  -------------      -------------
OTHER ASSETS:
  Restricted cash                                                                       658,602          1,025,856
  Notes receivable from officers                                                        315,504            308,133
  Deferred financing costs and other assets                                             640,219          1,217,804
  Deposit with real estate partnership                                                5,450,000          1,698,448
                                                                                  -------------      -------------

                                                                                      7,064,325          4,250,241
                                                                                  -------------      -------------

                                                                                  $  47,426,933      $  19,617,559
                                                                                  =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations                 $     374,548      $     418,713
  Accounts payable                                                                    2,129,729          2,053,438
  Accrued expenses                                                                    4,135,233          3,454,625
  Deferred revenue                                                                       86,250             86,250
  Amounts payable to related parties                                                     34,000             12,500
                                                                                  -------------      -------------

        Total current liabilities                                                     6,759,760          6,025,526
                                                                                  -------------      -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                    837,796          1,145,480
                                                                                  -------------      -------------

MINORITY INTEREST                                                                     5,471,363                -
                                                                                  -------------      -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value-
    Authorized--none at September 30, 1996 and 23,026,323 shares at
      December 31, 1995
    Issued and outstanding--none at September 30, 1996 and 15,982,179
      shares at December 31, 1995                                                           -              159,822
  Preferred stock, $.01 par value-
    Authorized--5,000,000 shares at September 30, 1996
    Issued and outstanding--None                                                            -                  -
  Common stock, $.001 par value-
    Authorized--100,000,000 shares
    Issued and outstanding--24,823,908 shares at September 30, 1996
      and 1,843,666 shares at December 31, 1995                                          24,824              1,844
  Additional paid-in capital                                                        169,132,210        114,626,062
  Deficit accumulated during the development stage                                 (134,799,020)      (102,341,175)
                                                                                  -------------      -------------

        Total stockholders' equity                                                   34,358,014         12,446,553
                                                                                  -------------      -------------

                                                                                  $  47,426,933      $  19,617,559
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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)

                                                                                                                 CUMULATIVE
                                                                                                                FROM MAY 25,
                                             THREE MONTHS ENDED                  NINE MONTHS ENDED             1989 (INCEPTION)
                                                SEPTEMBER 30,                      SEPTEMBER 30,                     TO
                                            1996             1995               1996             1995           SEPTEMBER 30,
                                                                                                                    1996
REVENUES:
  Research and development              $    358,750      $   214,835      $  1,076,250      $    932,659      $   4,211,124
  Interest income                            560,376           29,784         1,195,871           130,893          1,890,726
  Royalty and other income                       -                -              62,321               -               62,321
    Product Revenue                          611,520              -             611,520               -              611,520
                                        ------------      -----------      ------------      ------------      -------------

                                           1,530,646          244,619         2,945,962         1,063,552          6,775,691
                                        ------------      -----------      ------------      ------------      -------------

OPERATING EXPENSES:
  Research and development                10,242,296        5,604,484        27,326,434        20,026,847        106,567,809
  General and administrative               2,766,429        1,591,798         7,989,722         4,638,090         33,432,920
  Interest                                    18,070           44,591            87,651           134,893          1,573,982
                                        ------------      -----------      ------------      ------------      -------------

                                          13,026,795        7,240,873        35,403,807        24,799,830        141,574,711
                                        ------------      -----------      ------------      ------------      -------------

        Net loss                        $(11,496,149)     $(6,996,254)     $(32,457,845)     $(23,736,278)     $(134,799,020)
                                        ============      ===========      ============      ============      =============

PRO FORMA NET LOSS PER
COMMON SHARE (Note 2)                   $       (.45)     $      (.43)     $      (1.35)     $      (1.56)
                                        ============      ===========      ============      ============

SHARES USED IN COMPUTING PRO
FORMA NET LOSS PER COMMON
SHARE (Note 2)                            25,732,987       16,120,812        23,989,439        15,249,146
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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                                      CUMULATIVE
                                                                                                     FROM MAY 25,
                                                                                                         1989
                                                                        NINE MONTHS ENDED           (INCEPTION) TO
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                     1996              1995              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(32,457,845)     $(23,736,278)    $(134,799,020)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
    Depreciation and amortization                                   1,626,080         1,114,156         5,930,064
    Compensation on grant of stock options, warrants
      and restricted stock                                                -             324,174         7,044,541
    Amortization of discount on convertible
      promissory                                                          -                 -             690,157
      notes payable
    Amortization of deferred financing costs                              -                 -             216,732
    Noncash interest on convertible promissory notes
      payable                                                             -                 -             260,799
    Changes in assets and liabilities-
      Prepaid and other current assets                             (1,427,049)           25,874        (2,378,576)
      Notes receivable from officers                                   (7,371)           42,376          (315,504)
      Amounts payable to related parties                               21,500           856,758          (166,000)
      Accounts payable and accrued expenses                           756,899          (981,207)        6,264,963
      Deferred revenue                                                    -                 -              86,250
                                                                 ------------      ------------     -------------

            Net cash used in operating activities                 (31,487,786)      (22,354,147)     (117,165,594)
                                                                 ------------      ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investments                              (11,063,626)              -         (11,063,626)
  Purchases of property and equipment, net                         (7,576,520)       (3,211,844)      (20,476,241)
  (Increase) decrease in restricted cash and other assets             418,118          (530,756)       (1,648,055)
  Deposit with real estate partnership                             (3,751,552)              -          (5,450,000)
  Proceeds from sale/leaseback                                            -                 -           1,073,183
                                                                 ------------      ------------     -------------

            Net cash used in investing activities                 (21,973,580)       (3,742,600)      (37,564,739)
                                                                 ------------      ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock                   -          35,979,873        96,584,154
  Proceeds from issuance of common stock related to stock
    options and restricted stock grants                               598,676            13,000           683,602
  Proceeds from issuance of common stock related to stock
    warrants                                                        1,539,386               -           1,539,386
  Proceeds from sale of common stock                               52,231,244               -          52,355,324
  Repurchase of common stock                                              -                 -                (263)
  Proceeds from notes payable                                             -                 -           1,950,000
  Proceeds from issuance of convertible
    promissory notes payable                                              -                 -           9,191,744
  Proceeds from long-term debt                                            -                 -             662,107
  Payments on long-term debt and capital leases                      (351,849)         (411,405)       (1,707,298)
  Proceeds from sale of stock in subsidiary                         5,471,363               -           5,471,363
  Decrease (increase) in deferred financing costs                     526,721               -            (161,349)
                                                                 ------------      ------------     -------------

            Net cash provided by financing activities              60,015,541        35,581,468       166,568,770
                                                                 ------------      ------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                    6,554,175         9,484,721        11,838,437

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,284,262         3,395,783               -
                                                                 ------------      ------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 11,838,437      $ 12,880,504     $  11,838,437
                                                                 ============      ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                         $     87,651      $    134,893      $    534,325
                                                                 ============      ============      ============


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

     The Company is in the development stage. Since inception, the Company has devoted substantially all of its efforts toward product research and development and raising capital. Management anticipates that substantially all future revenues will be derived from the sale of proprietary biopharmaceutical products under development or to be developed in the future, and contract manufacturing of synthetic DNA/RNA products and reagent products (manufactured by the Hybridon Specialty Products Division), as well as from research and development revenues and fees and royalties derived from licensing of the Company's technology. Accordingly, although the Company has begun to generate revenues from its contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations.

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

     Pro Forma Net Loss per Common Share (Continued)

     three and nine months ended September 30, 1995 and for the period from January 1, 1996 through February 2, 1996 (using the treasury-stock method and the initial public offering price of $10 per share). In addition, the calculation of the pro forma weighted average number of shares outstanding includes shares of common stock as if all shares of preferred stock were converted into common stock on the respective original dates of issuance.

     RECLASSIFICATIONS

     Certain amounts in the prior periods consolidated condensed financial statements have been reclassified to conform with the current periods presentation.


(3)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS


     The Company applies SFAS No. 115, Accounting for Certain Investments in
     Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized cost, which approximates market value.
     Short-term investments mature within one year of the balance sheet date.
     Cash equivalents have original maturities of less than three months. Cash equivalents at September 30, 1996, includes approximately $5,900,000 held by MethylGene Inc., which is restricted to be used to fund MethylGene's operations and is not available to the Company, see Note 5. Cash and cash equivalents and short-term investments at September 30, 1996 and December
     31, 1995 consisted of the following:
                                        SEPTEMBER 30,   DECEMBER 31,
                                             1996           1995


       Cash and Cash Equivalents-
         Cash and money market funds     $ 3,926,013     $5,284,262
         U.S. government securities        7,912,424            -
                                         -----------     ----------

                                         $11,838,437     $5,284,262
                                         ===========     ==========
       Short-term Investments-
         U.S. government securities      $11,063,626     $      -
                                         ===========     ==========

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

     The Company acquired a 49% interest in MethylGene for approximately $734,000, and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. MethylGene is a consolidated subsidiary of the Company and as a result, the cash held by MethylGene as of September 30, 1996 in the amount of approximately $5,900,000 is reflected in the consolidated condensed balance sheet and MethylGene's loss of approximately $135,000 for the nine months ended September 30, 1996 is reflected in the consolidated condensed statements of operations. The Company has recorded a minority interest liability as of September 30, 1996 for the net amount of proceeds received from such investors and expects to maintain a liability that reflects the option of the MethylGene investors to require the Company to exchange the investors' MethylGene stock for Hybridon stock (see below).

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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)


(6)  CAMBRIDGE LEASE

     The Company has entered into an amendment to the lease for its Cambridge facility pursuant to which, among other things, the Company has elected to treat $5,450,000 of its payments for a portion of the costs of the construction of the leased premises (primarily relating to tenant improvements) as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership Interest). The Company has the right, for a period of three years following completion of the building, to sell the Partnership Interest back to certain limited partners of the Cambridge landlord for a price equal to the greater of (i) the total $5,450,000 paid for the Partnership Interest or (ii) the fair market value of the Partnership Interest at the time. The assets of these limited partners are limited to their investment in the Cambridge landlord. The Cambridge landlord is an affiliate of three directors of the Company.

(7)  WARRANTS

     During the third quarter of 1996, the Company agreed with the holders of warrants to purchase 1,270,214 shares of common stock to correct an error in the expiration date of certain warrants by extending the expiration date from July 7, 1996 to October 25, 1996. During the third quarter of 1996 192,767 warrants for common stock were exercised with exercise prices of between $5.50 and $8.00 per share for total proceeds of $1,539,000. In October 1996, 204,669 warrants for common stock at an exercise price of $8.00 per share were exercised for total proceeds of $1,637,000 while 873,878 warrants were not exercised and expired in accordance with their terms.

(8)  SUBSEQUENT EVENTS

     Financing of Facility and Equipment

     In November 1996, the Company entered into a non-binding letter of intent relating to a five-year $7,500,000 credit facility with a bank to finance the leasehold improvements of the Milford facility. The credit facility would be secured by a lien on all of the Company's assets and contains various covenants, including with respect to the liquidity of the Company and the Company's tangible net worth. The closing of the credit facility is subject to completion of due diligence and negotiation and execution of definitive documentation. There can be no assurance that the credit facility described in the letter of intent will be consummated.

     In October 1996, the Company received a commitment letter relating to a $2,800,000 lease line with a leasing firm to finance the manufacturing equipment and other equipment in the Milford facility. The closing of this lease line is subject to negotiation and execution of definitive documentation. There can be no assurance that the lease line described in the commitment letter will be consummated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the discovery and development of genetic medicines based primarily on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products based on antisense technology although during the quarter ended September 30, 1996 the Company began contract manufacturing of synthetic DNA/RNA and reagent products manufactured by the Hybridon Specialty Products Division in it's Milford facility. The Company anticipates increasing sales of these products. In order to commercialize the biopharmaceutical products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. The Company has generated revenue from collaborative agreements, interest on invested funds, and sales of synthetic DNA/RNA and reagent products produced by the Hybridon Specialty Products Division.

The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its research and development expenses will increase significantly during the fourth quarter of 1996 and future years as it moves its principal research and development programs to more advanced preclinical studies, into clinical trials and to later phase clinical trials. In addition, the Company expects that its personnel and patent costs will significantly increase in the future. Costs associated with the Company's patent applications are expected to increase as the Company continues to file and prosecute such applications. Patent costs also would significantly increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative losses since inception through September 30, 1996 of $134,800,000.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation--Certain Factors That May Affect Future Results, which are incorporated by reference herein. In addition, demand for and margins on the synthetic DNA/RNA and reagent products produced by the Hybridon Specialty Products Division may be lower than anticipated.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 and 1995

The Company had total revenues of $1,531,000 and $245,000 in the three months ended September 30, 1996 and 1995, respectively, and $2,946,000 and $1,064,000 in the nine months ended September 30, 1996 and 1995, respectively. Revenues from research and development collaborations were $359,000 and $215,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,076,000 and $933,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Revenues for both the three month and nine month periods ended September 30 1996 and 1995 consisted of payments earned under a collaborative agreement with F. Hoffmann-La Roche Ltd (Roche). For the three month and nine month periods ended September 30, 1996, revenues also included payments under a collaborative agreement with G. D. Searle & Co. (Searle). Revenues from the Hybridon specialty products division were $612,000 for the three and nine month period ended September 30, 1996. Revenues from interest income were $560,000 and $30,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,196,000 and $131,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in interest income in both periods of 1996 was the result of substantially higher cash balances available for investment as a result of the Company's initial public offering completed on February 2, 1996.

The Company had research and development expenses of $10,242,000 and 5,605,000 in the three months ended September 30, 1996 and 1995, respectively, and $27,326,000 and $20,027,000 in the nine months ended September 30, 1996 and 1995, respectively. The increase in research and development expenses in the three and nine months ended September 30, 1996 reflects increased expenses associated with salaries and related costs, facilities equipment costs related to additional laboratories, consulting and professional expense, expenses related to the production of GEM(R) 91 (an antisense oligonucleotide targeted at AIDS), and expenses for preclinical compounds. Research and development staffing and related costs increased significantly as the number of employees engaged in research and development activities increased by approximately 15 % in each of the three and nine month periods ending September 30, 1996. The Company expects to invest significant resources during the remainder of 1996 and future years in connection with the ongoing clinical trials of GEM(R) 91 and GEM(R) 132 (an antisense oligonucleotide targeted at cytomegalovirus), the performance of preclinical studies, and the preparation of IND applications with respect to additional antisense compounds.

The Company had general and administrative expenses of $2,767,000 and $1,592,000 in the three months ended September 30, 1996 and 1995, respectively, and $7,990,000 and $4,638,000 in the nine months ended September 30, 1996 and 1995, respectively. The increase in general and administrative expenses in the three and nine months ended September 30, 1996 was attributable primarily to an increase in legal and patent expenses, travel-related expenses, and salaries and related.

The Company had interest expense of $18,000 and $44,000 in the three months ended September 30, 1996 and 1995, respectively, and $88,000 and $135,000 in the nine months ended September 30, 1996 and 1995, respectively. Interest expense in the three and nine months ended September 30, 1996 and 1995 primarily consisted of interest incurred on borrowings to finance the purchase of property and equipment, and leasehold improvements. The decrease in interest expense in the three and nine months ended September 30, 1996 reflected a decrease in the debt outstanding during 1996.

As a result of the above factors, the Company incurred net losses of $11,496,000 and $6,996,000 for the three months ended September 30, 1996 and 1995, respectively, and $32,458,000 and $23,736,000 for the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's net cash used in operating activity was $31,488,000 principally in connection with the Company's ongoing research and development programs. The Company also increased its investment in property and equipment by $7,688,000, consisting primarily of costs associated with the buildout of the Milford manufacturing facility and costs associated with leasehold improvements to the Cambridge facility. The Company's cash equivalents balance at September 30, 1996 includes $5,900,000 held by MethylGene Inc., a subsidiary of the Company, which amount is restricted to be used to fund MethylGene's operations and is not available to the Company. On February 2, 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of $52,231,000. As of September 30, 1996, the Company had invested $11,064,000 of the initial public offering proceeds in short term investments. As a result of the closing of the Company's initial public offering, all of the Company's previously outstanding series of convertible preferred stock were automatically converted into common stock.

The Company has signed a lease for a facility in Cambridge, Massachusetts, and expects to move its primary operations to such facility in the first quarter of 1997. The Company expects to incur significant costs in equipping and building out this facility, and the Company's facility costs will significantly increase when it takes occupancy of the Cambridge facility. The Company has entered into an amendment to the lease for its Cambridge facility pursuant to which, among other things, the Company has elected to treat $5,450,000 of its construction payments (primarily related to tenant improvements) as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord. All other expenses in equipping and building of the facility in excess of the $5,450,000 are not exchangeable for a partnership interest under the lease amendment. The Cambridge landlord is an affiliate of three directors of the Company.

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

The Hybridon Specialty Products Division of the Company generated revenues of $612,000 in the third quarter of 1996 and had an additional $700,000 of confirmed orders as of September 30, 1996.

During the third quarter of 1996, the Company agreed with the holders of warrants to purchase 1,270,214 shares of common stock to correct an error in the expiration date of certain warrants by extending the expiration date from July 7, 1996 to October 25, 1996. During the third quarter of 1996 192,767 warrants for common stock were exercised with exercise prices of between $5.50 and $8.00 per share for total proceeds of $1,539,000. In October 1996, 204,669 warrants for common stock at an exercise price of $8.00 per share were exercised for total proceeds of $1,637,000 while 873,878 warrants were not exercised and expired in accordance with the terms.

During the nine months ended September 30, 1996 the Company received $599,000 in proceeds from the issuance of common stock related to stock options.

In the third quarter of 1996, Roche notified the Company that, pursuant to the Company's research and development collaboration with Roche, Roche had selected an antisense oligonucleotide directed at human papilloma virus as a lead compound for further development. The selection of this oligonucleotide as a lead compound entitles the Company to a milestone payment from Roche, which the Company expects to receive in the fourth quarter of 1996. Roche also notified the Company in the third quarter of 1996 that Roche had elected not to continue the hepatitis B program under the research and development collaboration. In light of the prior selection by Roche of an antisense oligonucleotide directed at hepatitis C (the third program covered by the collaboration) as a lead compound, Roche notified the Company that Roche was exercising its option to terminate the research and development phase of the collaboration as of March 31, 1997. The Company and Roche are engaged in ongoing discussions as to the manner in which they will collaborate in connection with the further development of the two antisense oligonucleotides that have been selected by Roche as lead compounds.

In November 1996, the Company entered into a non-binding letter of intent relating to a five-year $7,500,000 credit facility with a bank to finance the leasehold improvements of the Milford facility. The credit facility would be secured by a lien on all of the Company's assets and contains various covenants, including liquidity of the Company and the Company's tangible net worth. The closing of the credit facility is subject to completion of due diligence and negotiation and execution of definitive documentation. There can be no assurance that the credit facility described in the letter of intent will be consummated.

In October 1996, the Company received a commitment letter relating to a $2,800,000 lease line with a leasing firm to finance the manufacturing equipment and other equipment in the Milford facility. The closing of this lease line is subject to negotiation and execution of definitive documentation. There can be no assurance that the lease line described in the commitment letter will be consummated.

Based on the anticipated funds to be received under the credit facility, and the lease line, as well as the expected revenues and margins from the contract manufacturing of synthetic DNA/RNA and reagent products by the Hybridon Specialty Products Division, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the first quarter of 1997. The Company will require substantial additional funds from external sources in the first quarter of 1997 to support the Company's operations beyond that time.

The Company intends to seek additional equity, debt and lease financing to fund future operations, depending on the terms on which such sources of funding may be available from time to time. The Company also intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. Except for research and development funding from Roche (which is scheduled to terminate on March 31, 1997) and Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and as discussed above, expects no revenues from the sale of biopharmaceutical products based on antisense technology for a number of years.

If the Company is unable to obtain necessary additional funds, it would be required to scale back or eliminate certain of its research and development programs, commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------
Item 1-5       None
--------

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

        (a)    Exhibits

               11      Computation of Pro Forma Net Loss Per Common Share.

               27      Financial Data Schedule (EDGAR)

               99 Pages 36-39 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).

        (b) No reports were filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

                                     -------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HYBRIDON, INC.

November 13, 1996                       /s/ E. Andrews Grinstead III
-----------------                       -----------------------------------
Date                                    E. Andrews Grinstead, III
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive Officer)

November 13, 1996                       /s/ Anthony J. Payne
-----------------                       -----------------------------------
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