Form 10-K
period 1996-12-31
HYBRIDON INC
filed 1997-03-31
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Year Ended December 31, 1996

COMMISSION FILE NO. 0-27352


                                 HYBRIDON, INC.
                  ---------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                   3072298
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


620 Memorial Drive, Cambridge, Massachusetts                   02139
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (617) 528-7000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                       No
                      -----                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 14, 1997, the aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $118,762,093, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on March 14, 1997. There were 25,173,502 shares of Common Stock outstanding as of March 14, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                                                          Part of Form 10-K
                      DOCUMENT                         INTO WHICH INCORPORATED
                      --------                         -----------------------

Portions of the Registrant's Proxy Statement          Items 10, 11, 12 and 13
with respect to the Annual Meeting of Stockholders    of Part III
to be held on May 19, 1997

                                     PART I


ITEM 1. BUSINESS.
        --------

GENERAL

      Hybridon, Inc. ("Hybridon" or the "Company"), established in 1989, is a leader in the discovery and development of novel genetic medicines based primarily on antisense technology. Antisense technology involves the use of synthetic segments of DNA (oligonucleotides) constructed through rational drug design to interact at the genetic level with target messenger RNA, which codes for the production of proteins. In contrast to traditional drugs, which are designed to interact with protein molecules associated with diseases, antisense drugs work at the genetic level to interrupt the process by which disease-causing proteins are produced. Drugs based on antisense technology may have broader applicability, greater efficacy and fewer side effects than conventional drugs because antisense compounds are designed to intervene early in the disease process at the genetic level and in a highly specific fashion.

      Hybridon has established a leadership position in the antisense field by developing an integrated antisense technology platform based on a combination of patented and proprietary medicinal chemistries, synthetic DNA manufacturing technology and analytical processes. The Company's strategy is to leverage this technology platform by applying its oligonucleotides against a range of genetic targets associated with major diseases, by manufacturing oligonucleotides for its own internal use and on a custom contract basis for sale to third parties and by extending its medicinal chemistries to additional targets through collaborations with large pharmaceutical company partners.

      Hybridon's first gene expressive modulation ("GEM") drug candidate, GEM 91 for the treatment of HIV-1 infection and AIDS, is in a confirmatory Phase II clinical trial in advanced AIDS patients. This trial is designed to confirm the preliminary findings from the Company's Ib/II clinical trials of GEM 91 in the U.S. in which a significant decrease was observed in the quantities of cell-associated HIV-1 in circulating blood cells of patients with characteristics of advanced HIV disease. Hybridon is also conducting clinical trials of GEM 132, an advanced chemistry antisense compound for the treatment of CMV. The first trial involves the treatment of CMV retinitis in AIDS patients by intravitreal injection in the eye; the second trial involves the treatment of systemic CMV by intravenous administration. Hybridon believes that its clinical trials of GEM 91 were the first human clinical trials involving intravenous or other systemic administration of an antisense oligonucleotide for the treatment of a viral disease and that its clinical trials of GEM 132 were the first human clinical trials involving administration of an advanced chemistry oligonucleotide into humans.

      The Company plans to commence clinical trials of three additional product candidates in the second half of 1997: GEM 231, an antisense compound being developed to inhibit the production of protein kinase A, which is associated with many cancers; GEM 92, an antisense compound being developed for the treatment of HIV-1 infection and AIDS by oral administration; and GEM 220, an antisense compound being developed to target vascular endothelial growth factor for the treatment of various cancers. All three of these compounds are based on Hybridon's advanced antisense chemistries and, the Company believes, have the potential for oral administration.

      In 1996, Hybridon formed its Hybridon Specialty Products Division to manufacture highly purified oligonucleotide compounds both for the Company's internal use and on a custom contract basis for sale to third parties, including the Company's collaborative partners. The Company is manufacturing oligonucleotides in compliance with GMP at its 36,000 square foot leased manufacturing facility, which the Company believes is the first commercial-scale synthetic DNA production facility with a fully integrated manufacturing technology platform, including large-scale synthesis, purification and proprietary analytical support. The Division first began production of oligonucleotide compounds for sale to third parties in June 1996 and by the end of 1996 had achieved sales revenues of approximately $1.1 million. The Division also has received orders to provide analytical services and plans to expand its product offerings to include proprietary intermediates used in the manufacture of oligonucleotides. In order to strengthen the marketing of the Division's products, the Company has entered into a sales and supply agreement with the Applied Biosystems Division of the Perkin-Elmer Corporation ("Perkin-Elmer") under which Perkin-Elmer refers potential customers to the Company.

      Because of the broad applicability of Hybridon's antisense technology platform and its patent estate, the Company's strategy is both to pursue research and development programs on its own and to form a variety of collaborations with pharmaceutical and biotechnology companies and academic and research institutions. These collaborations provide Hybridon with access to resources and expertise not otherwise available and enable the Company to conserve its resources while accelerating research and development. To date, Hybridon has entered into corporate collaborations with G.D. Searle & Co. ("Searle"), a subsidiary of Monsanto Company, in the field of inflammation/immunomodulation, F. Hoffmann-La Roche Ltd. ("Roche") relating to human papilloma virus and hepatitis C virus, and Medtronic, Inc. ("Medtronic") involving the development of a drug delivery device for use in delivering Hybridon's antisense compounds for the treatment of Alzheimer's disease. The Company has developed lead compounds for each of the two disease targets in the Roche collaboration and has received associated milestone payments from Roche.

      The Company's accomplishments to date have been based on its integrated antisense technology platform, which includes:

      - Advanced Medicinal Chemistries. Hybridon's scientists have designed and produced over 20 proprietary families of synthetic antisense oligonucleotide chemistries. The Company believes that antisense compounds based on these chemistries will demonstrate a range of favorable pharmaceutical attributes and provide flexibility in addressing many biological targets. In particular, the Company believes that its advanced chemistries provide the potential for enhanced metabolic stability, which may result in less frequent dosing and therefore lower costs of therapy. In addition, the Company believes that its advanced chemistries provide the potential for oral administration. In this regard, in a preclinical test in which an advanced antisense oligonucleotide developed by the Company was administered orally to nude mice in which human colon and breast cancer cells had been implanted, a significant antisense-specific anti-tumor effect was exhibited.

      - Manufacturing Technology. The Company has developed a manufacturing technology platform which integrates key elements of the manufacturing process. In 1996, the Company completed development of two separate commercial scale oligonucleotide synthesizers, one in an internal program and one in a collaboration with Pharmacia Biotech, Inc. ("Pharmacia"). The synthesizer developed by Hybridon is specifically designed to produce advanced chemistry antisense oligonucleotides. In addition, the Company has implemented proprietary purification processes, which use water in place of chemical solvents, simplifying environmental compliance and permitting purification of kilogram batches of oligonucleotides. The advances made by the Company in oligonucleotide manufacturing technology have enabled the Company to reduce its direct oligonucleotide unit production costs by approximately 50% annually since 1991. Because antisense compounds targeted at different diseases can be manufactured with the same nucleotide building blocks and using the same manufacturing processes and equipment with minimal adjustments, the knowledge and experience that the Company obtains in the manufacture of each compound is substantially applicable to the manufacture of other oligonucleotide compounds for the treatment of other diseases and results in significant manufacturing efficiencies.

      - Proprietary Analytical Tools and Processes. Hybridon has developed proprietary analytical tools and processes that enable the Company to analyze the chemical purity, base sequencing and composition of its oligonucleotides with greater speed and accuracy than existing analytical processes. In particular, the Company has developed proprietary laser induced fluorescence and physical sequencing mass spectrometry which enables the Company to directly sequence advanced chemistry oligonucleotides which is not possible using more traditional enzymatic and chemical methods. The Company uses the information that it obtains with its analytical tools and processes to improve production quality control, to comply with regulatory requirements and to monitor the pharmacokinetic behavior of its oligonucleotide compounds in preclinical studies and clinical trials.

      Hybridon seeks to establish a comprehensive proprietary position through a "layered" patent strategy covering the Company's families of oligonucleotide chemistries, the antisense sequences of the Company's oligonucleotide compounds and the chemical compositions of these oligonucleotide compounds. The Company believes that this approach may provide it with at least three independent levels of protection. Hybridon also seeks to protect its proprietary analytical and manufacturing processes. Hybridon owns or exclusively licenses 23 issued U.S. patents, six issued European patents, 31 allowed U.S. patent applications, eight allowed European patent applications and 168 other U.S. patent applications. One of the issued U.S. patents and one of the issued European patents broadly claim antisense oligonucleotides targeted at HIV, four of the issued U.S. patents and 63 of the U.S. patent applications relate to antisense oligonucleotides targeted at genes which are implicated in diseases such as cancer and viral and bacterial infections, seven of the issued U.S. patents and 38 of the U.S. patent applications relate to the Company's medicinal chemistries, including one issued U.S. patent that broadly claims methods of orally-administering advanced chemistry oligonucleotides, and six of the issued U.S. patents and 47 of the U.S. patent applications relate to oligonucleotide production.

TECHNOLOGY OVERVIEW

Introduction

      Proteins play a central role in virtually every aspect of human metabolism. Almost all human diseases are the result of inappropriate protein production or performance. Traditional drugs are designed to interact with protein molecules that support or create diseases. Antisense drugs work at the genetic level to interrupt the process by which disease-causing proteins are produced.

      The information necessary to produce a specific protein is encoded in a specific gene. The information required to produce all human proteins is contained in the human genome and its collection of more than 100,000 genes. Each gene is made up of DNA, which is a duplex of entwined strands -- a "double helix." In each duplex, the building blocks of DNA, called nucleotides, are bound or "paired" with complementary nucleotides on the other strand. The precise sequence of a nucleotide chain that is the blueprint for the information that is used during protein production is called the "sense" sequence. The sequence of a nucleotide chain that is precisely complementary to a given sense sequence is called its "antisense" sequence.

      Protein synthesis or expression typically involves a two-phase process. First, the information contained in the gene is transcribed from the sense strand of DNA into one or more molecules of messenger RNA. Second, the information encoded in the messenger RNA is translated into the sequence of amino acids that comprise the protein. The information contained in a single gene is often repeatedly transcribed into multiple copies of messenger RNA, which in turn are repeatedly translated, giving rise to multiple copies of the same protein.

Conventional Drugs

      Most drugs are chemicals designed to induce or inhibit the function of a target molecule, typically a protein, with as few unwanted side effects as possible. However, conventional drugs are not available for the treatment of many diseases because of their relatively low level of selectivity. The selectivity of conventional drugs is usually determined by only a few, generally two or three, points of interaction at the binding site of the target molecule. Frequently, sites on other non-target molecules resemble the target binding site sufficiently to permit the conventional drug to bind to some degree. This lack of selectivity may result in decreased efficacy, unwanted side effects or a need to administer the drug in less than optimal dosages due to toxicity concerns. In addition, the development of conventional drugs is generally time consuming and expensive, as thousands of compounds must be synthesized to find one with the right efficacy and side effect profile.

Gene Expression Modulation

      In contrast to conventional drugs, which usually interact with disease-associated proteins after they have been produced, gene expression modulation technology is intended to regulate the production of disease-associated proteins, thus targeting an earlier biochemical process. Advances in genomic science have identified many targets for gene expression modulation products. Once a gene that codes for a disease-associated protein is identified, an oligonucleotide based on the complementary sequence for the selected site can be synthesized and its pharmaceutical properties optimized by chemical modification. These chemically-modified oligonucleotides may be composed of DNA, RNA or a combination of the two.

      Chemically-modified oligonucleotides can be designed to attack a disease at the genetic level by binding to messenger RNA or DNA to prevent production of disease-associated proteins. Binding to messenger RNA generally is used in the "antisense" and "ribozyme" approaches to gene expression modulation, while binding to the DNA generally is used in the "triplex" approach to gene expression modulation.

      In the antisense approach to gene expression modulation, chemically-modified oligonucleotides, which consist of the antisense sequence to a selected region on a target messenger RNA, are used to inhibit the synthesis of a particular protein. Because the sequence of nucleic acid bases of a chemically-modified antisense oligonucleotide is complementary to its target sequence on a messenger RNA, the antisense oligonucleotide forms a large number of bonds at the target site, typically in excess of 35, practically assuring that the oligonucleotide will hybridize (bind) tightly to the selected type of messenger RNA. Since a single messenger RNA may be translated repeatedly into a protein, a single chemically-modified antisense oligonucleotide may inhibit the synthesis of many copies of a protein. Moreover, in vitro tests have shown that certain chemically-modified antisense oligonucleotides form complexes with their target messenger RNAs. These complexes activate RNase H, a cellular enzyme, in a manner that destroys the messenger RNA to which the oligonucleotide is bound, without destroying the oligonucleotide itself, thus freeing the oligonucleotide to bind with another identical messenger RNA.

      Ribozymes are RNA molecules that have the ability to cleave other RNA molecules. Ribozymes contain a catalytic core along with an oligonucleotide sequence complementary to a sequence on the target messenger RNA. As with enzymes, ribozymes function catalytically when cleaving other RNA molecules and thus are not themselves permanently affected by the process. As with antisense oligonucleotides, ribozymes bind selectively with target RNAs. Therefore, a single ribozyme molecule will cleave a specific target messenger RNA molecule with which the ribozyme becomes bound. That same ribozyme will then be free to bind with another identical messenger RNA molecule and repeat the cleaving function. Because of their catalytic activity, ribozymes may have advantages over antisense oligonucleotides in situations in which cellular RNase H is not abundant or cannot be activated. Ribozymes have had limited utility as potential drugs because of their relatively large size, which increases the expense of synthesizing these molecules; the difficulty in increasing their stability through chemical modification; and the limited nature of the catalytic activity of synthetic ribozymes, particularly at magnesium levels present in human cells.

      The triplex approach involves the interaction of oligonucleotides directly with the appropriate region of the double-stranded DNA comprising the target gene, thus resulting in a triplex structure and physically interfering with the transcription of DNA into messenger RNA. The triplex approach typically does not involve the destruction of the region of DNA to which the oligonucleotides are bound, in contrast with the effects of antisense oligonucleotides and ribozymes on messenger RNA. Constraining factors to the triplex approach to date have been the difficulty of obtaining access for oligonucleotides to the DNA, the relative weakness of the bonding of the oligonucleotides with the DNA and concerns over compounds that interact directly with the DNA genetic information.

HYBRIDON TECHNOLOGY

Antisense

      Hybridon has developed an integrated antisense technology platform based on proprietary medicinal chemistries, analytical chemistry and manufacturing technology. The development of Hybridon's antisense technology has been directed by Dr. Sudhir Agrawal, the Company's Chief Scientific Officer, along with Drs. John Goodchild and Jin-Yan Tang, two of the Company's principal scientists, and builds on the pioneering work in the antisense field begun in the 1970s by Dr. Paul C. Zamecnik, a founder and director of the Company and Chairman of its Scientific Advisory Board, at the Massachusetts General Hospital ("MGH") and continued by Dr. Zamecnik at the Worcester Foundation for Biomedical Research, Inc. (the "Worcester Foundation").

      Medicinal Chemistries. Hybridon's scientists have designed and synthesized over 20 proprietary families of synthetic antisense oligonucleotide chemistries. The Company believes that antisense compounds based on these chemistries may demonstrate a range of favorable pharmaceutical attributes, including: reduced side effects, increased duration of action, increased potency and susceptibility to lower dosing, less frequent dosing, controlled release formulation and alternative routes of administration, including oral administration. Hybridon designed its first generation phosphorothioate oligonucleotides to increase their resistance to enzymatic degradation and their biological activity and to act catalytically by triggering RNase H. GEM 91 is such a phosphorothioate-modified oligonucleotide. Hybridon has used the insights gained by it in the development and ongoing human clinical trials of GEM 91 in the design of its more advanced oligonucleotide chemistries.

      In addition to developing advanced oligonucleotide chemistries, Hybridon is developing new formulations of its antisense oligonucleotides to optimize their pharmaceutical properties. Data from in vivo studies in a rat model of Hybridon's antisense oligonucleotide formulated with the chemical cyclodextrin suggest that such compounds would exhibit increased cellular uptake, lower immunostimulatory effects, a generally enhanced safety profile and improved stability. In in vitro tests, a formulation of Hybridon's antisense oligonucleotide with protamine also demonstrated reduced immunostimulatory effects.

      Hybridon has also developed substantial expertise in the selection of molecular targets for its antisense compounds. The Company's studies of DNA and messenger RNA from a large number of viruses, other infectious organisms and cancer cells have yielded an improved understanding by Company scientists of RNA structure and the importance of particular RNA sequences to the processing of messenger RNA and the translation of proteins. This knowledge enhances the Company's ability to select attractive target sites and thereby increases the efficiency of Hybridon's drug development programs. The Company has developed in vitro tests which can select preferred oligonucleotide binding sequences on messenger RNA. The Company also employs conventional computer-based rational drug design to select attractive binding sequences.

      Manufacturing Technology. The Company's expertise in the structure, design and analysis of chemically-modified oligonucleotides has served as the foundation of its manufacturing technology and know-how. The Company has developed proprietary technology to increase the purity of oligonucleotide products, enhance the efficiency of the production process and increase the scale of production. In 1996, the Company completed development of two separate commercial scale oligonucleotide synthesizers, one in an internal program and one in a collaboration with Pharmacia. The synthesizer developed by Hybridon is specifically designed to produce advanced chemistry antisense oligonucleotides. In addition, the Company has implemented proprietary purification processes, which use water in place of chemical solvents, simplifying environmental compliance and permitting purification of kilogram batches of oligonucleotides. The Company has also developed proprietary chemical synthesis processes and novel reagents used in the synthesis process, which the Company believes may further decrease the cost of production of its modified oligonucleotides.

      Proprietary Analytical Tools and Processes. The Company has established proprietary analytical tools and processes that enable it to analyze oligonucleotide compounds with greater speed and accuracy when compared to traditional methods. Hybridon has developed a novel method of determining antisense purity that is sensitive to a single DNA base difference; this method is significantly more accurate than traditional chromatography methods. The Company is also able to sequence and identify short strands of DNA at the subparts-per-billion level, allowing Hybridon's scientists to trace the compound through the metabolic pathway and assess the compound's bioavailability. The Company uses the information that it obtains with its proprietary analytical tools and processes to improve production quality control, to comply with regulatory requirements and to monitor the pharmacokinetic behavior of its oligonucleotide compounds in preclinical studies and clinical trials.

Ribozyme

      Hybridon believes that the ribozyme approach of gene expression modulation is complementary to the Company's antisense technology because the Company's oligonucleotide drug development, production and analytic and advanced medicinal chemistry technology are all directly applicable to this approach.

      Hybridon's ribozyme research group is working on the development of ribozymes which may exhibit favorable pharmaceutical attributes, such as improved catalytic activity and greater resistance to degradation by cellular enzymes, the development of oligonucleotides with ribonuclease-like activity that do not contain enzymatic RNA and the development of shorter length ribozymes which are easier and less expensive to synthesize. The Company has developed a method of using ribozymes in the presence of antisense oligonucleotides that bind to a site on the target messenger RNA immediately adjacent to the site of ribozyme binding. These antisense oligonucleotides act as facilitators for the binding of ribozymes and, in in vitro tests, have allowed the use of shorter length ribozymes. Also in in vitro tests, the Company has shown that the presence of antisense oligonucleotide facilitators increases the catalytic activity of ribozymes, thereby potentially increasing the potency of these compounds, and promotes ribozyme activity at concentrations of magnesium naturally occurring in human cells. Synthetic ribozymes generally cleave poorly or not at all in such low levels of magnesium. Another ribozyme approach under research by the Company involves the combination of oligonucleotides that do not activate RNase H with ribozymes that act in a catalytic manner, thereby offering the prospect of lower dosing of the oligonucleotide. The Company is engaged in additional studies to improve the pharmaceutical properties of ribozymes against various disease targets.

HYBRIDON DRUG DEVELOPMENT AND DISCOVERY PROGRAMS

      Hybridon is focusing its development efforts on products for the treatment of diseases for which the gene encoding the target protein is well characterized; that afflict a substantial number of people; for which there are significant unmet clinical needs, particularly diseases for which there is no current drug therapy or for which available therapies have unacceptable side effects; and for which expedited regulatory review processes reasonably may be expected. Based on these criteria, Hybridon is directing its drug development efforts at the treatment of HIV-1 infection and AIDS, other viral and infectious diseases, cancers and certain metabolic disorders.

      The following table summarizes Hybridon's principal product development and discovery programs. All of these programs involve the discovery and development of chemically-modified oligonucleotides using the antisense approach to gene expression modulation. This table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Annual Report on Form 10-K.


-------------------------------------------------------------------------------------------
                                    Primary Therapeutic
TARGET                                 Indication(s)                    STATUS(1)
-----------------------------   ---------------------------   -----------------------------
HIV-1 AND AIDS
HIV-1........................   HIV-1 Infection and AIDS      GEM 91 - Phase II Clinical
                                                              Trials

                                HIV-1 Infection and AIDS      GEM 92 - Preclinical
                                                              (Intravenous and Oral
                                                              Formulations)
VIRAL AND INFECTIOUS
DISEASES
Cytomegalovirus..............   CMV Retinitis                 GEM 132 for Intravitreal
                                                              Injection - Phase I/II Clinical
                                                              Trials
                                CMV (Systemic)                GEM 132 for Systemic
                                                              Injection - Phase II Clinical
                                                              Trials
Human Papilloma Virus........   Genital Warts; Cancer         Preclinical (2)
Hepatitis C Virus............   Hepatitis; Liver Cancer       Lead Compounds (2)
Hepatitis B Virus............   Hepatitis; Liver Cancer       Research Compounds

CANCERS
Protein Kinase A.............   Cancer                        GEM 231 - Preclinical
                                                              (Intravenous and Oral
                                                              Formulations)
Vascular Endothelial Growth
Factor.......................   Cancer Angiogenesis           GEM 220 - Preclinical

Multiple Drug Resistance.....   Cancer Chemotherapy           Preclinical
DNA Methyltransferase........   Cancer                        Lead Compounds (3)

METABOLIC DISORDERS
Vascular Endothelial Growth
Factor.......................   Retinopathies                 Preclinical
                                Psoriasis                     Preclinical
Amyloid Precursor Protein....   Alzheimer's Disease           Lead Compounds
ApoE-4.......................   Alzheimer's Disease           Lead Compounds
-----------------------------   ---------------------------   -----------------------------


(1) Preclinical: Compounds are undergoing additional testing and alternative chemistries are being evaluated in biological assays and/or appropriate animal models in order to assess efficacy, toxicology and pharmacokinetics and to select particular chemistries with optimal pharmaceutical attributes. If these procedures are completed satisfactorily and other scientific and financial criteria are met, the Company may initiate investigational new drug ("IND")- enabling Good Laboratory Practices
     ("GLP") studies and begin preparation of an IND application.

     Lead Compounds: One or more antisense compounds have demonstrated biological activity for a particular gene target in a specific and relevant biological assay.


     Research Compounds: Appropriate target gene(s) and sequence(s) are being determined; antisense compounds are being synthesized and screened for biological activity.

(2) Being developed as part of collaboration with Roche. See "Item 1. Business -- Corporate Collaborations -- F. Hoffmann-La Roche Ltd."

(3) Technology relating to target has been licensed to and is being developed by Methylgene Inc., a Canadian company co-founded by the Company and in which the Company owns a minority interest ("Methylgene"). See "Item 1. Business -- Financial Collaborations -- Methylgene Inc."

HIV-1 and AIDS

      AIDS is caused by infection with HIV and leads to severe, life-threatening impairment of the immune system. HIV causes immunosuppression by attacking and destroying T-cells, which coordinate much of the network of normal immune responses. HIV infection usually leads to AIDS, although progression to symptomatic disease may take many years. The process of HIV replication involves the integration of a DNA copy of the viral RNA into the human genome, the transcription of the DNA copy into messenger RNA ("reverse transcription") and the synthesis of viral proteins and copies of viral RNA for packaging into new virus particles that may infect other cells.

      As of June 30, 1996, approximately 548,100 cases of AIDS had been reported to the U.S. Centers for Disease Control and Prevention, and the current population of surviving AIDS patients in the U.S. was estimated to be approximately 200,000. As of June 30, 1996, AIDS was the leading cause of death in the U.S. for men between the ages of 25 and 44 and the third leading cause of death in the U.S. for women between the ages of 25 and 44. The U.S. Public Health Service estimates that more than 1,000,000 other people in the U.S. are infected with HIV. As of June 30, 1996, the World Health Organization (the "WHO") reported that approximately 1,394,000 AIDS cases had been reported worldwide, but it estimated that the actual total number of cases was over 7,700,000. The WHO also estimated that, as of June 30, 1996, approximately 21,800,000 individuals were infected with HIV/AIDS worldwide.

      Therapies that have received U.S. Food and Drug Administration ("FDA") marketing approval for the treatment of HIV infection and AIDS include two classes of products: reverse transcriptase inhibitors and inhibitors of HIV-1 protease, known as protease inhibitors. Both types of drugs are inhibitors of viral enzymes and have shown efficacy in reducing the concentration of viral RNA
(HIV) in the blood and in prolonging the asymptomatic periods in HIV-positive individuals, especially when administered in combination. However, not all patients have benefitted from these drugs, when used in combination or otherwise, and problems remain with respect to patient compliance regimens and certain toxic side effects. In addition, it is not known to what extent HIV will develop resistance over time to these drugs.

      GEM 91. The Company is enrolling patients for a Phase II clinical trial of GEM 91 in the U.S. This trial will involve the administration of GEM 91 in an open label trial in which GEM 91 will be administered for a two-week period to up to 24 HIV-positive patients with characteristics of advanced HIV disease. This trial is designed to confirm the preliminary findings from the Company's Phase Ib/II clinical trials of GEM 91 in the U.S. in which a decrease was observed in the quantities of cell-associated HIV-1 in circulating blood cells of patients with characteristics of advanced HIV disease.

      In 1993 and 1994, the Company conducted Phase Ia clinical trials of GEM 91 in the U.S. and in France in conjunction with the Agence Nationale de Recherches sur le SIDA (the "ANRS"). The Company believes that these trials were the first human clinical trials involving intravenous or other systemic administration of an antisense oligonucleotide for the treatment of a viral disease. In these trials, the Company administered ascending single doses of up to 3.5 mg/kg of GEM 91 to 72 HIV-positive patients, administered by two-hour intravenous infusions. The Company also conducted additional Phase Ia clinical trials of GEM 91 in Europe involving 27 normal volunteers to study the pharmacokinetic interaction of a combined treatment of GEM 91 and AZT and to investigate the absolute bioavailability of subcutaneously and intramuscularly administered GEM 91. GEM 91 was well tolerated by all patients in the Phase Ia clinical trials without dose-limiting toxicity or side effects.

      In 1995, the Company initiated Phase Ib/II clinical trials of GEM 91 in the U.S. and in France in conjunction with the ANRS. These trials are designed to assess the safety and pharmacokinetics of repeated doses of GEM 91 and to provide preliminary data on the drug's antiviral action in reducing viral load. In the U.S. trials, daily doses of up to 4.4 mg/kg/day of GEM 91 have been administered by continuous intravenous infusion for periods of between eight and 14 days. In the French trials, GEM 91 was administered by intermittent two hour intravenous infusions for periods of up to 27 days at daily doses of up to 3.0 mg/kg/day. Through February 28, 1997, these trials have involved 176 HIV-positive patients. GEM 91 has been well tolerated by all patients in the Phase Ib/II clinical trials without dose-limiting toxicity or side effects. In addition, unblinded analysis of the on-going Phase Ib/II trials showed a significant difference between treated and untreated patients in cellular viremia (e.g. the quantities of infectious virus in circulating blood cells) with a more pronounced difference in patients with characteristics of advanced HIV. The Company is continuing these Phase Ib/II clinical trials in the U.S.

      GEM 91 is a phosphorothioate antisense oligonucleotide comprised of 25 nucleotides. In certain specially-designed cell culture tests, GEM 91 demonstrated inhibition of HIV-1 replication at multiple stages in the virus replication cycle: (i) by binding with surface proteins and inhibiting the absorption of HIV into cells, (ii) by interfering with the reverse transcription of viral RNA into DNA, and (iii) by binding with the gag-messenger RNA of HIV-1, which is common to different viral strains (referred to as a "conserved region") and which codes for a protein essential to viral replication. The multiple mechanisms of action exhibited by GEM 91 in these in vitro tests may enhance the likelihood that GEM 91 may delay the emergence of viral resistance to its activity.

      GEM 91 has demonstrated significant inhibition of the replication of HIV-1 in various cell culture tests of AZT-resistant and other primary human isolates. In a cell culture model that was monitored for 187 days, GEM 91 inhibited HIV-1 replication without any significant resistance being observed. In a parallel model that was monitored for 174 days, AZT inhibition of HIV-1 replication was accompanied by the development of significant AZT resistance in the virus population. In similar tests of protease inhibitors, significant resistance also developed in the virus population. In tissue culture assays, GEM 91 suppressed HIV-1 induced cytopathic effects on CD4 cells, thereby maintaining CD4 cell population in a dose-dependent fashion. There can be no assurance that preclinical tests will be predictive of the effect of GEM 91 in humans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Early Stage of Development; Technological Uncertainty."

      GEM 92. Using the insights gained in the development and ongoing clinical trials of GEM 91 and employing chemistry advances developed by the Company, the Company is developing GEM 92 for the treatment of HIV-1 infection and AIDS. GEM 92 is based on one of the Company's more advanced oligonucleotide chemistries. Because GEM 92 also targets the gag messenger RNA, the Company believes that the various attributes of GEM 91, including the multiple mechanisms of action, may be equally applicable to GEM 92. GEM 92 has demonstrated significant inhibition of the replication of HIV-1 in various human cell culture systems. In addition, based on in vitro tests, the Company believes that GEM 92 may demonstrate increased stability in comparison with GEM 91 and, as a result, longer duration of action, thereby potentially permitting lower and less frequent dosing. Because preclinical tests have demonstrated that other molecules with similar chemical properties have the potential for oral administration, the Company plans to systematically evaluate GEM 92 for potential oral use.

Other Viral and Infectious Diseases

      Cytomegalovirus. CMV is widespread in the human population as a persistent subclinical infection. Approximately 70,000 to 150,000 cases occur each year in the U.S., of which approximately one-half involve congenitally infected infants. Infection by CMV is manifested clinically in certain individuals, particularly in newborns, transplant recipients, cancer patients and AIDS patients. In approximately 40% of all AIDS patients, clinical CMV may develop as a progressive destruction of the retina (retinitis), resulting in blindness. In transplant recipients, CMV may develop as a variety of diseases, including pneumonitis.

      The Company is conducting two clinical trials of GEM 132, its advanced chemistry compound for the treatment of CMV: a Phase I/II clinical trial of GEM 132 for the treatment of CMV retinitis in AIDS patients by intravitreal injection in the eye (the "IVT Formulation") and a Phase II clinical trial of another formulation of GEM 132 for the treatment of systemic CMV by intravenous administration (the "Systemic Formulation"). The Company's Phase I/II clinical trials of the IVT Formulation are being conducted in the U.S. and France and will involve the injection of the IVT Formulation into the vitreous humor of the affected eye in up to 29 HIV-positive patients with CMV retinitis. These trials are designed to assess the safety of GEM 132 and to provide preliminary data as to the ability of GEM 132 to inhibit the progression of CMV retinitis in individuals with AIDS.

      The Company's Phase II clinical trials of the Systemic Formulation are currently being conducted in France. The Company recently submitted an IND covering the Systemic Formulation with the FDA and, subject to such IND becoming effective, expects trials to begin in the U.S. in the second quarter of 1997. These clinical trials will involve the intravenous administration of the Systemic Formulation to up to 30 HIV-positive patients with CMV infections and are designed to study the safety and pharmacokinetics of the Systemic Formulation and the usefulness of several currently available tests as surrogate markers to evaluate the efficacy of anti-CMV therapies.

      In October 1996, the Company completed a Phase I safety and pharmacokinetic trial of the Systemic Formulation in healthy, adult male volunteers in the United Kingdom. In this trial, subjects received doses of the Systemic Formulation ranging from 0.125 to 0.5 mg/kg in a single two hour intravenous infusion. Results of this study provided data on safety, drug distribution and metabolism. GEM 132 was well-tolerated by the subjects without dose-limiting toxicity or side effects during administration and for the subsequent 14-day follow-up period.

      GEM 132 has demonstrated significant inhibition of the replication of human cytomegalovirus in tissue culture assays. GEM 132 has demonstrated activity in cell culture against both clinical isolates and viruses which have become resistant to current therapies, such as ganciclovir. In addition, in cell culture studies, GEM 132 has demonstrated significantly more potent anti-viral activity than the two existing therapies against which it has been tested, ganciclovir and foscarnet.

      Human Papilloma Viruses. Human papilloma viruses are associated with a variety of warts, including benign genital warts which, if untreated, can lead to cervical cancer. Human papilloma viruses are found in more than 24,000,000 Americans, with an estimated 500,000 to 1,000,000 new cases each year. Genital warts currently are among the most prevalent sexually transmitted diseases in the U.S. Pursuant to its collaboration with Roche, Hybridon has identified through joint research with Roche specific sequences on the messenger RNA of the papilloma virus as targets for chemically- modified antisense oligonucleotides and has synthesized chemically-modified antisense oligonucleotides that inhibit human papilloma virus gene expression in tissue culture assays. These compounds also have been shown in an animal model to be active in preventing virus damage to tissues. Hybridon has achieved the first contractually specified development milestone, designation of a lead compound, in the human papilloma virus program under its collaboration with Roche.

      Hepatitis C Virus. There are approximately 3,500,000 people in the U.S. carrying the hepatitis C virus, and approximately 150,000 individuals in the U.S. become infected with hepatitis C each year. Approximately 80% of those who contract the virus each year develop chronic hepatitis C infections and approximately 30,000 cases each year ultimately result in cirrhosis of the liver. Chronic infection due to hepatitis C is a significant disease in Japan and other Pacific Rim countries that has been linked to the development of primary liver cancer. Pursuant to its collaboration with Roche, Hybridon has identified through joint research with Roche specific sequences on the messenger RNA as targets for chemically modified antisense oligonucleotides and has synthesized chemically-modified antisense oligonucleotides that inhibit hepatitis C viral gene expression in in vitro and tissue culture assays. Hybridon has achieved the first contractually specified development milestone, designation of a lead compound, in the hepatitis C program under its collaboration with Roche.

      Hepatitis B Virus. Hepatitis B is a major health problem throughout the world, with endemic infection in some less developed countries. Approximately 1,200,000 individuals in the U.S. carry the hepatitis B virus. There are an estimated 200,000 to 300,000 new hepatitis B infections in the U.S. each year. Hepatitis B infections can lead to liver cirrhosis and cancer of the liver. Pursuant to its collaboration with Roche, Hybridon identified through joint research with Roche specific sequences on the messenger RNA as targets for chemically-modified antisense oligonucleotides and synthesized chemically-modified antisense oligonucleotides that inhibit the expression of hepatitis B virus in cell cultures. Although Roche has since determined not to pursue this program, the Company is continuing its development efforts. All rights relating to the Roche-sponsored research with respect to hepatitis B have reverted to the Company.

Cancer

      Approximately 1,380,000 new cancer cases are reported in the U.S. annually. Cancers of all types result in approximately 560,000 deaths in the U.S. each year, making cancer the second leading cause of death in the U.S. In addition to surgery and radiotherapy, there are nearly 50 FDA-approved drug therapies for the treatment of a variety of cancers, although many of these therapies suffer from severe adverse side effects.

      Protein Kinase A. Protein Kinase A ("PKA") is a protein that has been shown to be expressed in human cancer cell lines and in primary tumors after cells have been transformed with various oncogenes or after stimulation of cell growth with cell growth stimulating factors. Based on cell culture studies, the Company believes that overexpression of PKA may be associated with colon, breast, ovarian and lung cancer. Hybridon has identified specific sequences on the PKA gene as targets for chemically-modified antisense oligonucleotides and has synthesized an advanced chemically-modified antisense compound, GEM 231, that has demonstrated inhibition of the expression of PKA and tumor growth in animal model studies. In these studies, repeated daily doses of Hybridon's oligonucleotide compound administered either intraperitoneally or orally resulted in reduction of PKA, with suppression of tumor growth for seven days. The Company plans to commence clinical trials of GEM 231 in the second half of 1997.

      Vascular Endothelial Growth Factor -- Cancer Angiogenesis. Vascular Endothelial Growth Factor ("VEGF") is a growth factor that stimulates angiogenesis, the process of new blood vessel formation. Angiogenesis plays a major role in wound healing and organ regeneration and also is involved in certain pathological processes, such as tumor growth and metastasis. VEGF has been shown to be overexpressed in developing tumors and is believed to be a key factor in providing new blood supply to feed developing tumors. Hybridon has identified specific sequences on the VEGF messenger RNA as targets for chemically-modified antisense oligonucleotides and has synthesized an advanced chemically-modified antisense oligonucleotide, GEM 220, that has inhibited the expression of the VEGF gene in in vitro and tissue culture assays. In an animal model for solid tumor growth, this compound demonstrated tumor growth suppression. The Company plans to commence clinical trials of GEM 220 in the second half of 1997.

      Multiple Drug Resistance. Approximately 500,000 (or one-half) of the new cancer cases reported each year are not curable by any conventional treatment. In approximately one-half of these incurable cases, Multiple Drug Resistance ("MDR-1") gene expression is thought to play a predominant role in the cancers' resistance to chemotherapy. Hybridon has identified specific sequences on the messenger RNA as targets for chemically-modified antisense oligonucleotides and has synthesized chemically- modified antisense oligonucleotides that inhibit the expression of the MDR-1 gene in drug-resistant human cancer cells in tissue culture assays and increase their sensitivity to anti-cancer drugs in such assays. These compounds also have decreased MDR-1 expression in human tumors in a mouse model and have shown activity in a murine leukemia model. In addition, in in vitro and in vivo tests, these compounds sensitized formerly resistant cancer cells to chemotherapeutic agents.

      DNA Methyltransferase. DNA methyltransferase is a regulatory protein that has been implicated in the processes of cell growth and differentiation and has been shown to be overexpressed in some tumors, such as small cell lung cancer, colon cancer and breast cancer. Hybridon has identified specific sequences on the messenger RNA as targets for chemically-modified antisense oligonucleotides and has synthesized chemically-modified antisense oligonucleotides that alter DNA methylation of cultured human cancer cells and inhibit the ability of such cells to grow in cell culture and their ability to form tumors in mice. The Company has licensed the technology relating to the development of this compound to Methylgene, which is currently developing this technology. See "Item 1. Business -- Financial Collaborations -- Methylgene Inc."

Metabolic Disorders

      Vascular Endothelial Growth Factor -- Retinopathies. Overexpression of VEGF has been implicated in four major causes of blindness: late stage, age-related macular degeneration, which currently afflicts approximately 500,000 people in the U.S.; proliferative diabetic retinopathy, the major cause of blindness in diabetics which currently affects approximately 250,000 people in the U.S.; central retinal vein occlusion, which currently afflicts approximately 200,000 people in the U.S.; and retinopathy of prematurity, which affects approximately 10,000 premature newborns annually in the U.S. Hybridon has identified specific sequences on the VEGF messenger RNA as targets for chemically-modified antisense oligonucleotides and is synthesizing chemically-modified antisense oligonucleotides designed to inhibit the expression of the VEGF gene in retinal cells. These oligonucleotides have been shown in an animal model of retinopathy to inhibit vascular proliferation and prevent aberrant angiogenesis in the retinas of mice in a model for retinopathy of prematurity. Hybridon's antisense oligonucleotides have also been shown to inhibit neovascularization in a primate animal model of neovascularization.

      Vascular Endothelial Growth Factor--Psoriasis. VEGF, in association with its role in angiogenesis, has recently been implicated in psoriasis, which currently afflicts more than 6,000,000 people in the U.S. with between 150,000 and 260,000 new cases in the U.S. each year. Hybridon has identified specific sequences on the VEGF messenger RNA as targets for chemically-modified antisense oligonucleotides and has synthesized chemically-modified antisense oligonucleotides that have inhibited the expression of the VEGF gene in in vitro and tissue culture assays. The Company is currently investigating optimal forms of topical delivery to the basal layers of the epidermis, where VEGF has been found to be overexpressed in psoriasis.

      Amyloid Precursor Protein. Alzheimer's disease is a neurodegenerative disease which is the most common cause of dementia in the elderly. It is estimated to affect approximately 4,000,000 individuals in the U.S. The presence of amyloid precursor protein ("APP") in the brain at abnormal sites and in abnormal amounts has been reported to be associated with Alzheimer's disease. Hybridon has identified specific sequences on the messenger RNA as targets for chemically-modified antisense oligonucleotides and has synthesized chemically-modified antisense oligonucleotides that inhibit APP production in tissue culture assays. In addition, the Company is continuing to conduct studies of APP regulation in rats.

      ApoE-4. Apolipoprotein E4 ("ApoE-4") is a plasma protein involved in cholesterol transport and is associated with Alzheimer's disease. The two gene products from the APP and ApoE-4 locus appear to interact and provide a strategic site for therapeutic intervention in Alzheimer's disease. Hybridon and has identified specific sequences on the messenger RNA as targets for chemically- modified antisense oligonucleotides and is continuing to conduct preclinical studies of ApoE-4. The Company is a party to a collaboration with Medtronic involving the testing of a drug delivery device which could be used to deliver Hybridon's antisense oligonucleotides targeting Alzheimer's disease and other neurodegenerative diseases. See "Item 1. Business -- Corporate Collaborations -- Medtronic, Inc."

CORPORATE COLLABORATIONS

      An important part of Hybridon's business strategy is to enter into research and development collaborations, licensing agreements or other strategic alliances with third parties, primarily biotechnology and pharmaceutical corporations, for the development and commercialization of certain products. As of the date hereof, the Company had entered into corporate collaborations with Searle, Roche and Medtronic, all as summarized below. The Company intends to retain manufacturing rights for many of the products it may license pursuant to these collaborations.

G.D. Searle & Co.

      In January 1996, the Company and Searle entered into a collaboration relating to research and development of therapeutic antisense compounds directed at up to eight molecular targets in the field of inflammation/immunomodulation (the "Searle Field").

      Pursuant to the collaboration, the parties are conducting research and development relating to a compound directed at a molecular target in the Searle Field designated by Searle. In this project, Searle is funding certain research and development efforts by Hybridon, and each of Searle and Hybridon have committed certain of its own personnel to the collaboration. The initial phase of research and development activities relating to the initial target will be conducted through the earlier of (i) the achievement of certain product candidate milestones and (ii) 36 months after commencement of the collaboration, subject to early termination by Searle (although in any event Searle is required to pay 18 months of research and development funding). The parties may extend the initial collaboration by mutual agreement, including agreement as to additional research funding by Searle.

      In addition, under the collaboration Searle has the right, at its option, to designate up to six additional molecular targets in the Searle Field (the "Additional Targets") for collaborative research and development with Hybridon on terms substantially consistent with the terms of the collaboration applicable to the initial molecular target. This right is exercisable by Searle with respect to each of the Additional Targets upon the payment by Searle of certain research payments (beyond the project specific payments relating to the particular Additional Target) and the purchase of additional Common Stock from the Company by Searle (at the then fair market value). The aggregate amount to be paid by Searle for such research payments and equity investment in order to designate each of the Additional Targets is $10,000,000 per Additional Target. In the event that Searle designates all of the Additional Targets, the aggregate amount to be paid by Searle for research payments will be $24,000,000 and the aggregate amount to be paid by Searle in equity investment will be $36,000,000. If Searle has not designated all of the Additional Targets by the time it advances the product candidate for the initial molecular target to certain stages of preclinical development, Searle will be required to purchase an additional $10,000,000 of Common Stock (at the then fair market value) on specified dates in order to maintain its right to designate any of the Additional Targets that it has not yet designated.

The payment for any such Common Stock will be creditable against the equity investment portion of the payments to be made by Searle with respect to the designation of any of the Additional Targets that Searle has not yet designated.

      Searle also has the right, at its option, to designate a molecular target in the Searle Field to develop a therapeutic agent for cancer that acts through immunomodulation (the "Searle Cancer Target") for collaborative research and development with Hybridon on terms substantially consistent with the terms of the collaboration applicable to the initial molecular target. At the time of such designation, Searle will be required to make certain research payments to Hybridon and purchase additional Common Stock from the Company (at the then fair market value). The aggregate amount to be paid by Searle for such research payments and equity investment will range from $12,000,000 (comprised of $5,000,000 in research payments and $7,000,000 in equity investment) if the Searle Cancer Target is designated in 1997 to $26,000,000 (comprised of $21,000,000 in research payments and $5,000,000 in equity investment) if the Searle Cancer Target is designated in 2000.

      Searle has exclusive rights to commercialize any products resulting from the collaboration. If Searle determines, in its sole discretion, to commercialize a product, Searle will fund and perform preclinical tests and clinical trials of the product candidate and will be responsible for regulatory approvals for and marketing of the product. In certain instances and for specified periods of time, Hybridon has agreed to perform research and development work in the Searle Field exclusively with Searle. In addition, as to each product candidate, Hybridon will be entitled to milestone payments from Searle totalling up to an aggregate of $10,000,000 upon the achievement of certain development benchmarks. Hybridon also will be entitled to royalties from net sales of products resulting from the collaboration. Subject to satisfying certain conditions relating to its manufacturing capacities and capabilities, Hybridon will retain manufacturing rights, and Searle will be required to purchase its requirements of products from Hybridon on an exclusive basis at specified transfer prices. Upon a change in control of the Company, Searle would have the right to terminate Hybridon's manufacturing rights, although the royalty payable in respect of net sales would be increased in such event.

      Under the collaboration, in the event that Searle designates (and makes the required payments and equity investments for) all of the Additional Targets or in certain other instances relating to Hybridon's failure to satisfy certain requirements relating to its manufacturing capacities and capabilities, Searle will have the right, exercisable in its sole discretion, to require Hybridon to form a joint venture with Searle for the development of products in the Searle Field (other than products relating to molecular targets that have already been designated by Searle) to which each party will contribute $50,000,000 in cash, although Hybridon's cash contribution would be reduced by the value of the technology and other rights contributed by Hybridon to the joint venture. Hybridon and Searle would each own 50% of the joint venture, although Searle's ownership interest in the joint venture would increase based upon a formula to up to a maximum of 75% if the joint venture is established in certain instances relating to Hybridon's failure to satisfy certain requirements relating to its manufacturing capacities and capabilities.

      Under the collaboration, Searle also purchased 1,000,000 shares of Common Stock in the Company's initial public offering.

F. Hoffmann-La Roche Ltd.

      In December 1992, the Company and Roche entered into a collaboration involving the application of Hybridon's antisense oligonucleotide chemistry to the development of compounds for the treatment of hepatitis B, hepatitis C and human papilloma virus. See "Item 1. Business -- Hybridon Drug Development and Discovery Programs." Under this collaboration, Roche funded research and development efforts relating to the collaboration and committed personnel of its own to the collaboration. In 1995, Roche notified the Company that it had selected an antisense oligonucleotide directed at hepatitis C as a lead compound for further development and made a milestone payment to Hybridon in connection with such designation. In the third quarter of 1996, Roche notified the Company that it had selected an antisense oligonucleotide directed at human papilloma virus as a lead compound for further development, and in the fourth quarter of 1996, made a milestone payment to the Company in connection with such designation. At such time, Roche also notified the Company that Roche had elected not to continue the hepatitis B program under the research and development collaboration. As a result, in light of the selection by Roche of lead compounds directed at hepatitis C and human papilloma virus for further development and its determination to discontinue the hepatitis B program, Roche notified the Company that Roche was exercising its option to terminate the research phase of the collaboration as of March 31, 1997. The Company and Roche are engaged in ongoing discussions as to the manner in which they will collaborate in connection with the further development of the two antisense oligonucleotides that have been selected by Roche as lead compounds. All rights relating to the hepatitis B program have reverted to the Company.

      The Company has licensed to Roche any products resulting from the collaboration on a royalty-bearing, worldwide exclusive basis. Subject to compliance with certain production cost requirements, Roche is required to purchase from Hybridon, and Hybridon is required to supply to Roche, Roche's requirements of products at specified transfer prices.

      As part of this collaboration, Roche purchased 551,724 shares of the Company's Series E Convertible Preferred Stock and 200,000 shares of the Company's Series F Convertible Preferred Stock, which shares were automatically converted into an aggregate of 818,390 shares of Common Stock upon the Company's initial public offering. In addition, the Company issued Roche a five-year (subject to earlier expiration in certain circumstances) warrant to purchase 551,724 shares of Common Stock, which has a current exercise price of $17.97 per share.

Medtronic, Inc.

      In May 1994, the Company and Medtronic entered into a collaboration involving the testing of a drug delivery device for use in delivering Hybridon's antisense oligonucleotides for the treatment of Alzheimer's disease. See "Item
1. Business -- Hybridon Drug Development and Discovery Programs -- Metabolic Disorders -- Amyloid Precursor Protein and Beta-amyloid Protein." Hybridon will be responsible for the development of, and hold all rights to, any drug developed pursuant to this collaboration, and Medtronic will be responsible for the development of, and hold all rights to, any delivery system developed pursuant to this collaboration. The parties may extend this collaboration by mutual agreement to other neurodegenerative disease targets. The research and development to be conducted is determined and supervised by a committee comprised of an equal number of designees of the Company and Medtronic.

      As part of the collaboration, Medtronic purchased 400,000 shares of the Company's Series F Convertible Preferred Stock and 125,000 preferred stock units of the Company (each unit consisting of one share of Series G Convertible Preferred Stock and one warrant to purchase one-half of one share of the Company's Common Stock). Upon the closing of the Company's initial public offering, the shares of Series F Convertible Preferred Stock and Series G Convertible Preferred Stock purchased by Medtronic automatically converted into an aggregate of 658,333 shares of the Company's Common Stock. In addition, the Company issued to Medtronic a warrant expiring on May 10, 1997 to purchase 53,333 shares of the Company's Common Stock at an exercise price equal to $7.50 per share (subject to increase under certain circumstances).

FINANCIAL COLLABORATIONS

      In order to maintain financial flexibility, Hybridon considers innovative arrangements to finance certain applications of its GEM technology, particularly applications that it would not develop in the near term without external funding. The Company has entered into one such arrangement and has executed a letter of intent with respect to a second. These arrangements are summarized below.

Methylgene Inc.

      The Company and certain Canadian institutional investors have formed a Quebec company, Methylgene, to develop and market (i) antisense compounds to inhibit DNA methyltransferase for the treatment of cancers, (ii) other methods of inhibiting DNA methyltransferase for the treatment of any indications and
(iii) antisense compounds to inhibit a second molecular target other than DNA methyltransferase for the treatment of cancers, to be agreed upon by Hybridon and Methylgene (such three product areas being referred to herein as the "Methylgene Fields").

      Hybridon acquired a 49% minority interest in Methylgene for approximately CDN$1,000,000, and the Canadian investors acquired a majority interest in Methylgene for a total of approximately CDN$7,500,000. It is anticipated that Methylgene will issue stock and stock options to certain key employees of and consultants to Methylgene, including certain directors and officers of the Company.

      The Canadian investors have the right to exchange all (but not less than all) of their shares of stock in Methylgene for shares of Common Stock of Hybridon on the basis of 7.5 Methylgene shares (for which they paid approximately US $11.25) for one share of Hybridon Common Stock (subject to adjustment for stock splits, stock dividends and the like). This option is exercisable only during a 90- day period commencing on the earlier of the date five years after the closing of the Canadian investors' investment in Methylgene or the date on which Methylgene ceases operations, and terminates sooner if Methylgene satisfies certain conditions.

      Hybridon has granted to Methylgene exclusive worldwide licenses and sublicenses in respect of certain technology relating to the Methylgene Fields. In addition, Hybridon and Methylgene have entered into a supply agreement pursuant to which Methylgene is obligated to purchase from Hybridon all required formulated bulk oligonucleotides at specified transfer prices.

      It is anticipated that Methylgene will qualify to receive certain Canadian tax benefits with respect to the research and development activities which it carries on in Canada.

Symbiotech, Inc.

      Hybridon and Symbiotech, Inc., a development stage biotechnology company ("Symbiotech"), have entered into a letter of intent to form a new company for the development of quantitative in vitro diagnostic, detection and biological amplification products using certain of the Company's antisense oligonucleotides and Symbiotech's phage technology. The letter of intent provides for each of Hybridon and Symbiotech to grant the new company exclusive worldwide royalty-free licenses of certain of their respective technologies for the development of these products. The letter of intent also has been signed by Medical Science Partners, L.P. ("MSP") and Pillar S.A., which have indicated an intention initially to invest a total of $250,000 in the new company. It is anticipated that each of Hybridon and Symbiotech initially will own approximately one-third of the equity in the new company, with the balance held by MSP, Pillar S.A. and certain key employees or consultants, including certain officers and directors of the Company. The majority of the capital stock of Symbiotech is owned by MSP.

      Because a definitive agreement relating to this transaction has not yet been executed by the parties, it is possible that the final terms of this arrangement may differ from those summarized above, possibly materially, or that this transaction will not be consummated.

MANUFACTURING TECHNOLOGY AND THE HYBRIDON SPECIALTY PRODUCTS DIVISION

      The Company has developed a manufacturing technology platform which integrates key elements of the manufacturing process to increase the purity of oligonucleotide products, enhance the efficiency of the production process and increase the scale of production. The Company has developed two separate commercial scale oligonucleotide synthesizers. One of these machines was developed in an internal program and the other in a collaboration with Pharmacia. Both machines are designed with a capacity of up to 100 millimoles (approximately 300 grams per batch), although the Company believes that these machines may be able to exceed such capacity. Pharmacia has retained the right to sell the machine developed under the collaboration to third parties, subject to an obligation to pay Hybridon royalties on such third party sales. The Company believes that its machine is the first commercial scale synthesizer designed for more advanced chemistries. In addition, the Company has implemented proprietary purification processes, which use water in place of chemical solvents, simplifying environmental compliance and permitting purification of kilogram batches of oligonucleotides. The Company has also developed proprietary chemical synthesis processes and novel reagents used in the synthesis process, which the Company believes will further decrease the cost of production of advanced oligonucleotides.

      In 1996, Hybridon formed the Hybridon Specialty Products Division to capitalize on this technology and know-how and manufacture highly purified oligonucleotide compounds both for Hybridon's internal use and for sale to third parties, including the Company's collaborative partners, on a custom contract basis. The Company is manufacturing oligonucleotides at its 36,000 square foot leased manufacturing facility, which the Company believes is the first commercial-scale synthetic DNA production facility with a fully integrated manufacturing technology platform, including large-scale synthesis, purification and proprietary analytical support. The Company first began production of oligonucleotide compounds for sale to third parties in June 1996 and by the end of 1996 had achieved sales revenues of approximately $1.1 million. The Company also has received orders to provide analytical services and plans to expand its product offerings to include proprietary intermediates used in the manufacture of oligonucleotides.

      In order to strengthen the marketing of the Division's products, in 1996 the Company entered into a four-year sales and supply agreement with the Applied Biosystems Division of Perkin-Elmer. Under the agreement, Perkin-Elmer agreed to refer potential customers for the custom contract manufacture of oligonucleotides to Hybridon, and Hybridon agreed to purchase amidites from Perkin- Elmer for the manufacture of oligonucleotides sold to such customers and to pay Perkin-Elmer a percentage of the sales price paid by such customers. In addition, Perkin-Elmer licensed to Hybridon its oligonucleotide synthesis patents and agreed to discuss a future collaboration with respect to the development, marketing and distribution of Hybridon's proprietary intermediates.

      The production of antisense compounds is similar to the chemical synthesis used in the production of conventional pharmaceuticals, and in contrast with typical biopharmaceuticals, does not involve any fermentation processes or living cells. Moreover, unlike many conventional drugs, antisense compounds targeted at different diseases can be manufactured with the same nucleotide building blocks and using the same manufacturing processes and equipment with minimal adjustments. As a result, the knowledge and experience that the Company obtains in the manufacture of one compound is substantially applicable to the manufacture of other oligonucleotide compounds for the treatment of other diseases and results in other manufacturing efficiencies.

      The Company will need to further increase its manufacturing capacity through the purchase or construction of additional large-scale oligonucleotide synthesizers in order to satisfy its anticipated future requirements for GEM 91 and the Company's other product candidates and in order to manufacture oligonucleotides on a custom contract basis for sale to third parties. In addition, in order to successfully commercialize its product candidates or achieve satisfactory margins on sales, the

Company may be required to reduce further the cost of production of its oligonucleotide compounds. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - - Certain Factors That May Affect Future Results -- Limited Manufacturing Capability."

      The Company believes that it is currently manufacturing oligonucleotides in substantial compliance with FDA requirements for manufacturing in compliance with GMP, although its facility and procedures have not been formally inspected by the FDA and the procedures and documentation followed may have to be enhanced in the future as the Company expands its oligonucleotide production activities. Failure to establish to the FDA's satisfaction compliance with GMP can result in the FDA denying authorization to initiate or continue clinical trials, to receive approval of a product or to begin or to continue commercial marketing.

      In addition, the Company's manufacturing processes are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products.

MARKETING STRATEGY

      Hybridon plans to market the pharmaceutical products it is developing either directly or through co-marketing, licensing, distribution or other arrangements with pharmaceutical and biotechnology companies. Hybridon's current strategy with respect to these products in development is to build a hospital-targeted direct sales group for products for HIV-1 infection and AIDS and other market areas that can be accessed with a small to medium size sales force. Implementation of this strategy will depend on many factors, including the market potential of any such products the Company develops as well as on the Company's financial resources. The Company does not expect to establish a direct sales capability with respect to such products until such time as one or more of such products approach marketing approval. To market those products that will serve a large, geographically diverse patient population, the Company expects to enter into licensing, distribution or partnering agreements with pharmaceutical and biotechnology companies that have large, established sales organizations. To the extent the Company enters into marketing arrangements with third parties, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful. While the Company has developed general marketing strategies, it has not begun the implementation of any of these strategies with respect to any of these potential products.

ACADEMIC AND RESEARCH COLLABORATIONS

      Hybridon has entered into over 50 collaborative research agreements relating to specific disease targets and other research activities in order to augment its internal research capabilities and to obtain access to the specialized knowledge or expertise of its collaborative partners. With respect to certain of the Company's drug development programs, the Company relies primarily upon outside collaborators. Accordingly, termination of the Company's collaborative research agreements with any of these collaborators could result in the termination of the related research program.

      In general, the Company's collaborative research agreements require the payment by Hybridon of various amounts in support of the research to be conducted. The Company usually provides the collaborator with selected oligonucleotides, which the collaborator then tests in his or her assay systems. If the collaborator creates any invention during the course of his or her efforts, solely or jointly with the Company, Hybridon generally has an option to negotiate an exclusive, worldwide, royalty-bearing license of the collaborator's rights in the invention for the purpose of commercializing any product incorporating such invention. Inventions developed solely by Hybridon's scientists as part of the collaboration generally are owned exclusively by Hybridon. Most of these collaborative agreements are non-exclusive and can be cancelled on relatively short notice.

PATENTS, TRADE SECRETS AND LICENSES

      Proprietary protection for the Company's product candidates, processes and know-how is important to Hybridon's business. Thus, the Company plans to prosecute and enforce aggressively its patents and proprietary technology. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. Hybridon seeks to establish a comprehensive proprietary position through a "layered" patent strategy covering the Company's families of oligonucleotide chemistries, the antisense sequences of the Company's oligonucleotide compounds and the overall chemical compositions of these oligonucleotide compounds. The Company believes that this approach may provide it with at least three independent levels of protection. Hybridon also seeks to protect its proprietary analytical and manufacturing processes. The patents and patent applications owned or exclusively licensed by the Company also are directed to many aspects of the Company's proprietary oligonucleotide production and analysis technology and ribozyme technology. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

      As of February 28, 1997, Hybridon owned or exclusively licensed 23 issued U.S. patents, six issued European patents, 31 allowed U.S. patent applications, eight allowed European applications and 168 other U.S. patent applications. Of these, the Company owned (as opposed to licensed) nine issued U.S. patents, 22 allowed U.S. patent applications and 159 other U.S. patent applications along with corresponding patent applications in many cases in other major industrial countries. The patents and applications owned by the Company cover various chemically advanced oligonucleotides, proprietary target sequences, specific preferred oligonucleotide products, methods for making and purifying oligonucleotides, analytical methods and methods for oligonucleotide-based therapeutic treatment of various diseases. The U.S. patents owned or exclusively licensed by Hybridon expire at various dates ranging from 2006 to 2014.

      Under the terms of a license agreement with the Worcester Foundation (the "Foundation License"), Hybridon is the worldwide, exclusive licensee under twelve issued U.S. patents, four issued European patents, six allowed U.S. patent applications, two allowed European patent applications and six other U.S. patent applications owned by the Worcester Foundation relating to oligonucleotides and their production and use, as well as certain ribozyme-related technology. Many of these patents and patent applications have corresponding applications on file in other major industrial countries.

      One of the issued U.S. patents (the "HIV Patent") and one of the issued European patents licensed from the Worcester Foundation broadly claim antisense oligonucleotides as new compositions of matter for inhibiting the replication of HIV. The other issued U.S. patents include claims covering composition and uses of oligonucleotides based on the Company's advanced chemistries, methods of oligonucleotide synthesis that are potentially applicable to large-scale commercial production, compositions of certain modified oligonucleotides that are useful for diagnostic tests or assays and methods of purifying full-length oligonucleotides after synthesis. The earliest expiration of the patents licensed to the Company by the Worcester Foundation is 2006, when the HIV Patent expires.

      The Company also is the exclusive licensee under various other U.S. and foreign patents and patent applications, including one U.S. patent, one allowed U.S. patent application and one U.S. patent applications jointly owned by the Worcester Foundation and the Mount Sinai Medical Center of New York claiming the use of antisense oligonucleotides for the inhibition of influenza viruses and two U.S. patent applications owned by McGill University relating to oligonucleotides and DNA methyltransferase. The Company and MGH jointly own three patent applications and one allowed U.S. patent application directed to compositions and use of antisense applied to Alzheimer's disease. The Company holds an exclusive license to MGH's interests under such patent applications.

      The Company is a non-exclusive licensee of certain patents held by the NIH relating to oligonucleotide phosphorothioates and a non-exclusive licensee of an NIH patent covering the phosphorothiolation of oligonucleotides. The field of each of these licenses extends to a wide variety of genetic targets. If certain of the claims of the NIH patents non-exclusively licensed to Hybridon are valid, GEM 91 and certain of the Company's other products in development would infringe these patents in the absence of the license.

      The U.S. PTO has informed Hybridon that certain otherwise allowable patent applications exclusively licensed by the Company from Worcester Foundation have been submitted to the Board of Patent Appeals and Interferences to determine whether an interference should be declared with issued U.S. patents held by the NIH relating to oligonucleotide phosphorothioates. Banner & Witcoff, the Company's U.S. patent counsel, is of the opinion that the Worcester Foundation patent application has a prima-facie case for priority against the NIH for an invention that includes phosphorothioate-modified oligonucleotides. However, there can be no assurance an interference can be declared, or if declared, as to the outcome thereof. In addition, Hybridon has filed an opposition to the NIH oligonucleotide phosphorothioate patent in Europe. There can be no assurance as to the outcome of the opposition. An adverse outcome in either the interference or the European opposition would not affect the non-exclusive license from the NIH to Hybridon of the NIH phosphorothioate patents.

      Under the licenses to which it is a party, the Company is obligated to pay royalties on net sales by the Company of products or processes covered by a valid claim of a patent or patent application licensed to it. The Company also is required in some cases to pay a specified percentage of any sublicense income that the Company may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the license. The Foundation License also grants the Company a right of first refusal to certain technology developed by the Worcester Foundation.

      The patent positions of pharmaceutical and biotechnology firms, including Hybridon, are generally uncertain and involve complex legal and factual questions. Consequently, even though Hybridon and its licensors are currently prosecuting their respective patent applications with the U.S. Patent and Trademark Office and certain foreign patent authorities, the Company does not know whether any of its applications or those of third parties under which the Company has or may obtain a license will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Hybridon cannot be certain that it, or any licensor of patents to it, as the case may be, was the first creator of inventions claimed by pending patent applications or that Hybridon or any licensor, as the case may be, was the first to file patent applications for such inventions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Patents and Proprietary Rights."

      Competitors of the Company and other third parties hold issued patents and pending patent applications relating to antisense and other gene expression modulation technologies, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Patents and Proprietary." In particular, the Company is aware of a European patent granted to a third party relating to certain types of stabilized synthetic oligonucleotides for use as therapeutic agents for selectively blocking the translation of a messenger RNA into a targeted protein by binding with a portion of the messenger RNA to which the stabilized synthetic oligonucleotide is substantially complementary. This European patent was revoked in entirety in an opposition proceeding before the European Patent Office in September 1995. The holder of this patent has appealed such decision.

      The Company is also aware of various issued U.S. patents and patent applications owned by third parties that claim various uses of ribozymes, including their use to modulate gene expression, particular ribozymes of specific molecular sequences and methods of ribozyme production. Foreign counterparts of certain of these patents and patent applications have been filed in other major industrialized countries. There can be no assurance that the Company will be successful in designing or producing ribozymes that fall outside the valid scope of these patents and patent applications or that any license that may be required for the Company to exploit ribozyme products, if any, will be available on acceptable terms or at all. None of the Company's antisense oligonucleotides infringe any of these patents. In addition, Banner & Witcoff is of the opinion that the Company's finderons, oligonucleotides with ribonuclease-like activity that do not contain enzymatic RNA, do not infringe the claims of these patents and patent applications.

      Hybridon's practice is to require its employees, consultants, members of its Scientific and Clinical Advisory Boards, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Hybridon is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

      Hybridon engages in collaborations and sponsored research agreements and enters into preclinical and clinical testing agreements with academic and research institutions and U.S. government agencies, such as the NIH, to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patients, and related technology. Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by Hybridon will not be treated as confidential and that Hybridon may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis. See "Item 1. Business -- Academic and Research Collaborations."

GOVERNMENT REGULATION

      The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities in the U.S. and other countries. The Company believes that it is in material compliance with all federal, state and foreign legal and regulatory requirements under which it operates. However, there can be no assurance that such legal or regulatory requirements will not be amended or that new legal or regulatory requirements will not be adopted, any one of which could have a material adverse effect on the Company's business or results of operations.

FDA Approval

      In the U.S., pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous FDA regulation. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years and requires the expenditure of substantial resources. There can be no assurance that any product will receive such approval on a timely basis, if at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- No Assurance of Regulatory Approval; Government Regulation."

      The steps required before a new oligonucleotide-based pharmaceutical product for use in humans may be marketed in the U.S. include (i) preclinical tests, (ii) submission to the FDA of an IND application, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of a New Drug Application ("NDA") to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and effectiveness of the product. Compounds must be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. See "Item 1. Business -- Manufacturing." The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

      Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (an "IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

      Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety (adverse effects), dosage, tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the effectiveness of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company, an IRB or the FDA may suspend clinical trials at any time if it is felt that the participants are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. The FDA may require additional testing or information before approving the NDA. In any event, the FDA may deny an NDA if applicable regulatory criteria are not satisfied. Moreover, if regulatory approval of a product is granted, such approval may require postmarketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

      In addition to product approval, the Company may be required to obtain a satisfactory inspection by the FDA covering the Company's manufacturing facilities before a product manufactured by the Company can be marketed in the U.S. The FDA will review the Company's manufacturing procedures and inspect its facilities and equipment for compliance with GMP and other applicable rules and regulations. Any material change by the Company in its manufacturing process, equipment or location would necessitate additional FDA review and approval.

Foreign Regulatory Approval

      Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

      Under European Community ("EC") law, either of two approval procedures may apply to the Company's products: a centralized procedure, administered by the EMEA (the European Medicines Evaluation Agency); or a decentralized procedure, which requires approval by the medicines agency in each EC Member State where the Company's products will be marketed. The centralized procedure is mandatory for certain biotechnology products and available at the applicant's option for certain other products. Whichever procedure is used, the safety, efficacy and quality of the Company's products must be demonstrated according to demanding criteria under EC law and extensive nonclinical tests and clinical trials are likely to be required. In addition to premarket approval requirements, national laws in EC Member States will govern clinical trials of the Company's products, adherence to good manufacturing practice, advertising and promotion and other matters. In certain EC Member States, pricing or reimbursement approval may be a legal or practical precondition to marketing.

      At present, pharmaceutical products generally may not be exported from the U.S. for other than research purposes until the FDA has approved the product for marketing in the U.S. However, a company may apply to the FDA for permission to export finished products or partially processed products to a limited number of countries prior to obtaining FDA approval for marketing in the U.S.
The Company has FDA permission for the export of GEM 91 to France.

Other Regulation

      In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act and other present and potential future federal, state or local regulations. Furthermore, because the Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds, the Company's operations are subject to U.S. Department of Transportation and Environmental Protection Agency requirements and other federal, state and foreign laws and regulations regarding hazardous waste disposal, air emissions and wastewater discharge, including without limitation the Environmental Protection Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. Although the Company believes that its procedures for handling and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

COMPETITION

      The Company's products under development are expected to address several different markets defined by the potential indications for which such products are developed and ultimately approved by regulatory authorities. For several of these indications, the Company's proposed products will be competing with products and therapies either currently existing or expected to be developed, including antisense oligonucleotides developed by third parties. Competition among these products will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. An important factor will be the timing of market introduction of the Company's or competitive products. Accordingly, the relative speed with which Hybridon can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

      There are a number of companies, both privately and publicly held, that are conducting research and development activities on technologies and products aimed at therapeutic modulation of gene expression. The Company believes that the industry-wide interest in these technologies and products will continue and will accelerate as the techniques which permit their application to drug development become more widely understood. There can be no assurance that the Company's competitors will not succeed in developing products based on oligonucleotides or other novel technologies that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive prior to recovery by the Company of the research, development and commercialization expenses incurred with respect to those products. Furthermore, because of the fundamental differences between gene expression modulation and other technologies, there may be indications for which such other technologies are superior to gene expression modulation. The development by others of new treatment methods not based on gene expression modulation technology for those indications for which the Company is developing compounds could render the Company's compounds noncompetitive or obsolete.

      Competitors of the Company engaged in all areas of drug discovery in the U.S. and other countries are numerous and include, among others, major pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of these competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Competition."

EMPLOYEES

      As of February 28, 1997, Hybridon employed 206 individuals full-time, of whom 99 held advanced degrees. 165 of these employees are engaged in research and development activities and 31 are employed in finance, corporate development and legal and general administrative activities. In addition, 90 of these employees are employees of the Hybridon Specialty Products Division, of whom

35 are employed in analytical research and quality control. Many of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

SCIENTIFIC ADVISORY BOARD

     The Company's Scientific Advisory Board consists of individuals with recognized expertise in gene expression modulation technology, antisense oligonucleotides, oligonucleotide biochemistry, human genetics, medicine and related fields who advise the Company about current and long-term scientific planning, research and development. The Scientific Advisory Board holds approximately three or four formal meetings annually. All members of the Scientific Advisory Board are employed by employers other than the Company, primarily academic institutions, and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. These companies may also be competitors of Hybridon. Several members of the Scientific Advisory Board have, from time to time, devoted significant time and energy to the affairs of the Company. However, except for Drs. Zamecnik and Wyngaarden, who are parties to consulting agreements with the Company, no members are regularly expected to devote more than a small portion of their time to Hybridon.

     The following persons are members of the Scientific Advisory Board:

     Paul C. Zamecnik, M.D. (Chairman) is a founder of Hybridon and serves as a director of the Company. Dr. Zamecnik has served as a Principal Scientist of the Worcester Foundation and as the Collis P. Huntington Professor of Oncologic Medicine Emeritus at the Harvard Medical School since 1979.

     Daniel M. Brown, Sc.D., F.R.S. has been a Fellow of King's College, University of Cambridge, since 1953, and currently serves as Vice-Provost of King's College and as an Attached Scientific Worker in the Medical Research Council Laboratory of Molecular Biology at the University of Cambridge. Dr. Brown is also an Emeritus Reader in Organic Chemistry at the University of Cambridge and became a Fellow of the Royal Society in 1982.

     Edgar Haber, M.D. has served as the Elkan R. Blout Professor of Health Science and Director of the Division of Biological Sciences at the Harvard School of Public Health and as a Clinical Professor of Medicine at Harvard Medical School since 1991. From 1990 to 1991, Dr. Haber served as President of the Bristol-Myers Squibb Pharmaceutical Research Institute, and from 1988 to 1990, he was President of the Squibb Institute for Medical Research.

     Har Gobind Khorana, Ph.D. has served as a Sloan Professor in the Departments of Biology and Chemistry at the Massachusetts Institute of Technology since 1970. Dr. Khorana has been awarded numerous prestigious honors, including the Nobel Prize in Medicine or Physiology in 1968 and the National Medal of Science in 1987.

     Roger E. Monier, Ph.D. has served as Director of Molecular Oncology at the Institute Gustave Roussy in Paris since 1985. From 1980 to 1985, Dr. Monier served as the Director of Life Sciences at the Centre Nationale de Recherches Scientifiques in Paris. Dr. Monier was elected to the French Academy of Science in 1992.

     Peter Palese, Ph.D. has served as a Professor in the Department of Microbiology at Mount Sinai School of Medicine in New York since 1978 and has served as Chairman of the Department of Microbiology since 1987.

     Thoru Pederson, Ph.D. is a Principal Scientist of Cell Biology at the Worcester Foundation and has served as its President and Director since 1985. From February 1990 to November 1993, Dr. Pederson served as a director of the Company.

     Jerry A. Weisbach, Ph.D. a director of the Company, is an independent consultant to biotechnology and pharmaceutical companies. Dr. Weisbach served as Director of Technology Transfer and as an Adjunct Professor at The Rockefeller University from 1988 to 1994. Dr. Weisbach served as Corporate Vice President of Warner-Lambert Company, an international pharmaceutical company, from 1981 to 1987 and President of the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company from 1979 to 1987.

     James B. Wyngaarden, M.D. a director of the Company, served as the Foreign Secretary of the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences from 1990 to 1994. Dr. Wyngaarden also served as the Director of the NIH from 1982 to 1989 and as a council member of the Human Genome Organization from 1990 to 1993 and as its Director from 1990 to 1991.

     Members of the Company's Scientific Advisory Board are paid $2,500 per calendar quarter for their services in such capacity and are reimbursed for their expenses incurred in connection with attendance at its meetings. Members of the Scientific Advisory Board also have received options to purchase Common Stock of the Company under the Company's stock option plans.

CLINICAL ADVISORY BOARD

     The Company's Clinical Advisory Board was formally established in November 1993 to advise the Company with respect to clinical trials of the Company's product candidates. The Clinical Advisory Board holds approximately three or four formal meetings annually. The Clinical Advisory Board consists of individuals with recognized expertise in the conduct of clinical trials and the regulatory approval process. All members of the Clinical Advisory Board are employed by employers other than the Company, primarily academic institutions, and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. These companies may also be competitors of Hybridon. Several members of the Clinical Advisory Board have, from time to time, devoted significant time and energy to the affairs of the Company. However, except for Drs. Wyngaarden and Weisbach, who are directors of and consultants to the Company, and Dr. Groopman, who is a consultant to the Company, no members are regularly expected to devote more than a small portion of their time to Hybridon.

     The following persons are members of the Clinical Advisory Board:

     Dr. Wyngaarden's (Chairman) background and experience are described above under "Item 1. Business -- Scientific Advisory Board."

     Robert M. Chanock, M.D. has served as an infectious disease epidemiologist and laboratory virologist at the NIH since 1957. Prior to that Dr. Chanock held academic appointments at the University of Cincinnati College of Medicine and the Johns Hopkins University School of Hygiene and Public Health. Dr. Chanock has been awarded numerous prestigious honors, including the ICN International Prize in Virology in 1990, the Bristol-Myers Squibb Award for Distinguished Achievement in Infectious Diseases Research in 1993 and the Albert B. Sabin Foundation award.

     Vincent T. DeVita, Jr., M.D. has served as Director of the Yale Cancer Center since 1993. Dr. DeVita served as an attending physician and member of the Program of Molecular Pharmacology and Therapeutics from 1988 to 1993, and as Physician-in-Chief from 1988 to 1991, at Memorial Sloan Kettering Cancer Center. From 1980 to 1988, Dr. DeVita served as Director of the National Cancer Institute, NIH. In 1995, he was honored with the City of Medicine Award.

     Jerome Groopman, M.D. has served as Chief of the Division of Hematology/Oncology at the New England Deaconess Hospital since 1985. He has also served as a Professor of Medicine at Harvard Medical School since 1993. Dr. Groopman is a member of the AIDS Advisory Committee, the Biologics Committee of the FDA, the AIDS Clinical Trials Group of the NIH and the AIDS Basic Science Research Study Section A, NIAID.

     Paul Meier, Ph.D. has served as Professor and Chairman of the Department of Statistics and Division of Biological Sciences at Columbia University since 1985. Dr. Meier has served as an advisor to the FDA on the statistical analysis of clinical trials since 1991.

     Dr. Weisbach's background and experience are described under "Item 1. Business -- Scientific Advisory Board."

     Members of the Company's Clinical Advisory Board are paid $2,500 per calendar quarter for their services in such capacity and are reimbursed for their expenses incurred in connection with attendance at its meetings.

ITEM 2. PROPERTIES.
        ----------

     The Company's executive, administrative and research and development facilities, comprising approximately 90,000 square fee, currently are located in Cambridge, Massachusetts. These facilities are held under a lease which expires in 2007, but may be extended at Hybridon's option for three additional five-year terms. The lease provides for an annual rent of approximately $38.00 per square foot for the first five years and approximately $42.00 per square foot for the second five years.

     The Company leases its 36,000 square foot manufacturing facility in Milford, Massachusetts under a lease which expires in 2004. The term of the lease may be extended at Hybridon's option for two additional five-year terms. In addition to its manufacturing operations, the Company conducts process and analytical chemistry operations at this facility.

     The Company also leases approximately 1,800 square feet of space in Paris, France under a lease expiring on May 1, 2003 for administrative offices for its European operations.

     For a description of various arrangements relating to the Cambridge facility and the Paris facility, see "Certain Transactions -- Transactions with Pillar S.A. and Certain Affiliates" in the Company's 1997 Proxy Statement (as defined in "Item 10. Directors and Executive Officers of the Registrant").

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
        --------------------------------------------------

     No matters were submitted to a vote of securityholders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY
-----------------------------------------------------------

      The executive officers and significant employees of the Company and their ages as of March 15, 1997 are as follows:


               NAME                 AGE   POSITION
               ----                 ---   --------
Executive Officers
E. Andrews Grinstead, III.........   51   Chairman of the Board of Directors,
                                          President and Chief Executive Officer
Sudhir Agrawal, D. Phil...........   43   Senior Vice President of Discovery,
                                          Chief Scientific Officer and Director
Anthony J. Payne..................   50   Senior Vice President of Finance and
                                          Administration, International
                                          Operations, Chief Financial Officer,
                                          Treasurer and Secretary
Significant Employees
Robert G. Andersen  . . . . . . . . .46   Vice.President of Systems Engineering
                                          and Management Information Systems
Aharon Cohen, Ph.D.  . . . . . . . . 52   Vice President of Analytical Research
                                          and Chief Analytical Scientist
Jose E. Gonzalez, Ph.D.  . . . . . . 50   Vice President of Manufacturing
John Goodchild, Ph.D.  . . . . . . . 52   Vice President of Applied Chemistry
                                          and Ribozyme Research
J. Michael Grindel, Ph.D.  . . . . . 50   Vice President of Pre-Clinical
                                          Development
Philippe Guinot, M.D., Ph.D.  . . . .47   Vice President of Drug Development and
                                          General Manager, Hybridon Europe
Charles R. Hogen, Jr.  . . . . . . . 49   Vice President of Corporate
                                          Communications and Public Affairs
Douglas J. Jensen  . . . . . . . . . 44   Vice President of Corporate
                                          Administration and Development
Monroe I. Klein, Ph.D.  . . . . . . .54   Vice.President of Regulatory Affairs
R. Russell Martin, M.D.  . . . . . . 61   Vice President of Drug Development
Jin-Yan Tang, Ph.D.  . . . . . . . . 52   Vice President of Process Development
Darlene A. Van Stone  . . . . . . . .34   Patent.Counsel
Mark C. Wiggins  . . . . . . . . . . 41   Vice President of Business
                                          Development and Marketing



     Mr. Grinstead joined the Company in June 1991 and was appointed Chairman of the Board and Chief Executive Officer in August 1991 and President in January 1993. He has served on the Board of Directors since June 1991. Prior to joining the Company, Mr. Grinstead served as Managing Director and Group Head of the life sciences group at PaineWebber, Incorporated, an investment banking firm, from 1987 to October 1990; Managing Director and Group Head of the life sciences group at Drexel Burnham Lambert, Inc., an investment banking firm, from 1986 to 1987; and Vice President at Kidder, Peabody & Co. Incorporated, an investment banking firm, from 1984 to 1986, where he developed the life sciences corporate finance specialty group. Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly and Company ("Eli Lilly"), an international pharmaceutical company, from 1976 to 1984, most recently as General Manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations and as Administrator, Strategic Planning and Acquisitions. Since 1991, Mr. Grinstead has served as a director of EcoScience Corporation, a development stage company engaged in the development of biopesticides, and as a director of Pharmos Corporation, a development stage company engaged in the development of drug delivery systems. Mr. Grinstead also serves as a director of Meridian Medical Technologies, Inc., a pharmaceutical and medical device company. Mr. Grinstead was appointed to The President's Council of the National Academy of Sciences and the Institute of Medicine in January 1992. Since 1994, Mr. Grinstead has served as a member of the Board of Trustees of the Albert B. Sabin Vaccine Foundation, a charitable foundation dedicated to disease prevention. Mr. Grinstead received an A.B. from Harvard College in 1967, a J.D. from the University of Virginia School of Law in 1974 and an M.B.A. from the Harvard Graduate School of Business Administration in 1976.

Dr. Agrawal joined the Company in February 1990 and served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993 prior to being appointed Chief Scientific Officer in January 1993 and Senior Vice President of Discovery in March 1994. He has served on the Board of Directors since March 1993. Prior to joining the Company, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation from 1987 through 1991 and currently maintains Visiting Scholar status. Dr. Agrawal served as a Research Associate at the Medical Research Council Laboratory of Molecular Biology in Cambridge, England, from 1985 to 1986, studying synthetic oligonucleotides. Dr. Agrawal received a B.Sc. in chemistry, botany and zoology in 1973, an M.Sc. in organic chemistry in 1975 and a D. Phil. in chemistry in 1980 from Allahabad University in India.

     Mr. Payne joined the Company in June 1991 and was appointed Chief Financial Officer in August 1991, Treasurer in September 1991, Secretary in April 1992 and Senior Vice President of Finance and Administration, International Operations in January 1993. Prior to joining the Company, Mr. Payne served as Audit Director at The First National Bank of Boston, an international commercial bank, from 1990 to 1991, where he directed that bank's audit coverage in global banking and treasury. He served in a variety of financial and accounting positions with Manufacturers Hanover Trust Corporation, an international commercial bank, from 1980 to 1990, most recently as Vice President and Audit Director. From 1974 to 1979, Mr. Payne was associated with Price Waterhouse, an international public accounting firm. Mr. Payne received a B.Sc. in mathematics and physics from the University of London in 1970 and an M.Sc. in computer science from the University of Essex in 1973. Mr. Payne is both a chartered accountant and a certified public accountant.

     Mr. Andersen joined the Company and was appointed Vice President of Systems Engineering and Management Information Systems in November 1996. Prior to joining the Company, Mr. Andersen served in a variety of positions at Digital Equipment Corporation, a computer company, from 1986 to 1996, most recently as Group Manager of the Applied Objects Group. From 1978 to 1986, Mr. Andersen served in a variety of positions at United Technologies Corporation, an aviation technology company, most recently as Director of Quality. Mr. Andersen received his B.E.E. in Electrical Engineering from The City College of New York in 1972 and a M.S. from Northeastern University in 1978.

     Dr. Cohen joined the Company in March 1992 and served as Director of Analytical Research from 1992 to June 1993 prior to being appointed Vice President of Analytical Research in June 1993. Prior to joining the Company, Dr. Cohen served as Senior Staff Scientist in the Barnett Institute at Northeastern University from 1987 to 1992 and as a Postdoctoral Research Associate at Northeastern University from 1985 to 1987. Dr. Cohen received a B.S. in chemistry in 1970, an M.S. in analytical chemistry in 1980 and a Ph.D. in analytical chemistry in 1985 from Hebrew University.

     Dr. Gonzalez joined the Company and was appointed Vice President of Manufacturing in August 1995. Prior to joining the Company, Dr. Gonzalez served as Vice President of Manufacturing Operations at Enzon Corporation, a biotechnology company, from 1993 to 1995. From 1977 to 1993, Dr. Gonzalez served in a variety of positions at The Upjohn Company, a pharmaceutical company, most recently as Associate Director of Bioprocess Development. Dr. Gonzalez received a B.S. in chemistry from the University of Miami in 1969 and a Ph.D. in biochemistry from Purdue University in 1974.

     Dr. Goodchild joined the Company in March 1992 and served as Vice President of Ribozyme Research from March 1992 to July 1993 prior to being appointed Vice President of Applied Chemistry and Ribozyme Research in July 1993. He also has served as an Adjunct Associate Professor at the University of Massachusetts Medical Center Department of Pharmacology since September 1992. Prior to joining the Company, Dr. Goodchild was a faculty member and Staff Scientist from 1987 to 1992 and a Visiting Scientist from 1984 to 1987 at the Worcester Foundation and a Visiting Scientist at the National Research Council of Canada from 1982 to 1984. From 1971 to 1982, he was a Senior Research Scientist and Group Leader at Searle. Dr. Goodchild is a Fellow of the Royal Society of Chemistry and became a chartered chemist in 1979. Dr. Goodchild received a B.Sc. in chemistry in 1965 and a Ph.D. in organic chemistry in 1968 from Liverpool University.

     Dr. Grindel joined the Company and was appointed Vice President of Preclinical Development in September 1994. Prior to joining the Company, Dr. Grindel served in a variety of positions at R.W. Johnson Pharmaceutical Research Institute, a division of Johnson & Johnson, from 1988 to 1994, most recently as Vice President of Strategic Planning, Project Planning and Management. Dr. Grindel received a B.S. in chemistry from St. Benedict's College in 1969 and a Ph.D. in medicinal chemistry from the University of Kansas in 1973.

     Dr. Guinot joined the Company and was appointed Vice President of European Drug Development and General Manager of Hybridon Europe in September 1995. Prior to joining the Company, Dr. Guinot served as a consultant to the Laboratoire Francais du Fractionnemant et des Biotechnologies (the "LFB") from 1994 to 1995, where he was responsible for conducting audits of all of the LFB's research and development programs. From 1981 to 1994, Dr. Guinot served in a variety of positions at the Beaufour-Ipsen Group, a group of affiliated pharmaceutical companies, most recently as General Manager of the Institute Henri Beaufour where he was responsible for the planning, strategy, budget and coordination of the Beaufour-Ipsen Group's product development efforts. In addition, Dr. Guinot has served as an Adjunct Professor of Medicine at the University of California, Davis since 1992, an Adjunct Professor of Physiology at New York Medical College since 1991 and Consultant Physician in Internal Medicine at Broussais Hospital in Paris. Dr. Guinot received an M.D. from the University of Paris in 1975 and a Ph.D. in biophysics from Clermont Ferrand in 1994.

     Mr. Hogen joined the Company and was appointed Vice President of Corporate Communications and Public Affairs in February 1996. Prior to joining the Company, Mr. Hogen served in a variety of positions at Merck & Co., a pharmaceutical company, from 1988 to 1995, most recently as Executive Director of Public Affairs. From 1978 to 1988, Mr. Hogen served in a variety of positions at United Technologies Corporation, most recently as Director of Contributions and Community Affairs. Mr. Hogen received a B.A. from Yale University in 1970.

     Mr. Jensen joined the Company and served as Vice President of Administration and Corporate Communications from March 1994 to May 1996 prior to being appointed Vice President of Corporate Administration and Development in May 1996. Prior to joining the Company, Mr. Jensen served as Managing Partner of Parkway Capital Corporation, a securities firm which he co-founded, from 1990 to 1994. From 1984 to 1990, Mr. Jensen served as Senior Vice President of Oppenheimer & Co., Inc., where he was responsible for marketing the firm's proprietary trading strategies, and, from 1983 to 1984, as a registered representative of Merrill Lynch. Mr. Jensen received a B.A. from Wheaton College in 1976.

     Dr. Klein joined the Company and was appointed Vice President of Regulatory Affairs in November 1996. Prior to joining the Company, Dr. Klein served as the Vice President of Worldwide Regulatory Affairs at Cephalon, Inc., a pharmaceutical company, from 1994 to 1996. From 1990 to

1993, Dr. Klein served as the Vice President of Regulatory Affairs at Carter-Wallace, Inc., a pharmaceutical company, and from 1983 to 1990 he held a variety of regulatory positions at SmithKline & French Laboratories. Dr. Klein received his B.Sc. in Pharmacy from Philadelphia College of Pharmacy and Science in 1965 and a Ph.D. in Pharmacology from the Albert Einstein College of Medicine in 1972.

     Dr. Martin joined the Company and served as Vice President of Clinical Research from April 1994 to February 1997 prior to being appointed Vice President of Drug Development in February 1997. Prior to joining the Company, Dr. Martin served in a variety of positions at Bristol Myers Squibb from 1983 to 1994, most recently as Vice President of Clinical Research (Infectious Diseases). During such period, he served as an Adjunct Associate Professor of Medicine and Associate Clinical Professor at Yale University School of Medicine from 1987 to 1994, Clinical Professor at University of Connecticut School of Medicine from 1986 to 1993 and Adjunct Professor of Medicine at Baylor College of Medicine from 1983 to 1994. Prior to joining Bristol Myers Squibb, Dr. Martin served as Professor of Medicine, Microbiology and Immunology at Baylor College from 1975 to 1983. Dr. Martin received an A.B. in American studies from Yale University in 1956 and an M.D. from the Medical College of Georgia in 1960.

     Dr. Tang joined the Company in 1991 and served as Senior Research Scientist from 1991 to 1993, Director of Oligonucleotide Chemistry from 1993 to 1994 and Executive Director of Process Chemistry from 1994 to April 1995 prior to being appointed Vice President of Process Development in April 1995. Prior to joining the Company, Dr. Tang served as a Visiting Fellow at the Worcester Foundation from 1988 to 1991. He also served as a Visiting Professor at the University of Colorado in 1988. Dr. Tang received a B.S. in biochemistry from Shanghai University of Sciences and Technology in 1965 and a Ph.D. from the Shanghai Institute of biochemistry in 1978.

     Ms. VanStone joined the Company in May 1995 as its patent counsel. Prior to joining the Company, Ms. VanStone served as patent counsel at ImmuLogic Pharmaceutical Corporation from 1992 to 1995 and as an associate attorney at the law firm of Weingarten, Schurgin, Gabnebin & Hayes from 1989 to 1992. Ms. VanStone received an A.B. in biochemistry from Mount Holyoke College in 1984 and a J.D. from Suffolk University Law School in 1989.

     Mr. Wiggins joined the Company and was appointed Vice President of Business Development and Marketing in November 1996. Prior to joining the Company, Mr. Wiggins served in a variety of positions at Schering-Plough Corporation, a pharmaceutical company, from 1986 to 1996, most recently as the Director of Business Development. From 1980 to 1986, Mr. Wiggins held various marketing positions at Ortho Pharmaceuticals, Inc., a pharmaceutical company, and Pfizer, Inc., a pharmaceutical company. Mr. Wiggins received his B.S. in Finance from Syracuse University in 1978 and a M.B.A. from the University of Arizona in 1980.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------

      Since January 24, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "HYBN." Prior to January 24, 1996, there was no established public trading market for the Company's Common Stock.

      The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock during each of the quarters set forth below as reported on the Nasdaq National Market since January 24, 1996.

                                                         HIGH         LOW
                                                         ----         ---
1996
----

First Quarter (from January 24, 1996)............       $14.25       $ 8.75
Second Quarter...................................       11.875        5.125
Third Quarter....................................       11.875        6.625
Fourth Quarter...................................        8.625         5.25

1997
----
First Quarter (through March 26, 1997)...........        8.625        5.625



      The reported closing bid price of the Common Stock on the Nasdaq National Market on March 26, 1997 was $6.375 per share. The number of stockholders of record on March 14, 1997 was 352.

      The Company has never declared or paid cash dividends on its capital stock, and the Company does not expect to pay any cash dividends on its Common Stock in the foreseeable future. The indenture under which the Company has agreed to issue $50.0 million of 9% Convertible Subordinated Notes due 2004 (the "Notes") on April 2, 1997 limits the Company's ability to pay dividends or make other distributions on its Common Stock. In addition, the Company is currently prohibited from paying cash dividends under a credit facility with a commercial bank (the "Bank Credit Facility").

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

      During the quarterly period ended December 31, 1996, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

           1. On October 25, 1996, the Company issued, for an aggregate purchase price of $1,637,352, a total of 204,669 shares of Common Stock to nine individuals and one entity upon exercise by such individuals and entity of warrants to purchase shares of Common Stock.

      The shares of Common Stock issued in the above transactions were offered and sold in reliance upon the exemption from registration under Regulation S promulgated under the Securities Act, relative to sales by an issuer made outside of the United States.

ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------

      The selected financial data presented below for each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants. These financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.


                                                        Year Ended December 31,
                                           ------------------------------------------------
                                           1992       1993       1994       1995       1996
                                           ----       ----       ----       ----       ----
                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues
    Research and Development.......... $     --   $    917   $  1,032   $  1,186   $  1,419
    Product revenue...................       --         --         --         --      1,080
    Royalty and other income..........       --         --         --         --         62
    Interest income...................       12        267        135        219      1,447
                                       ========   ========   ========   ========   ========
                                             12      1,184      1,167      1,405      4,008
Operating Expenses
    Research and development..........    8,762     16,168     20,024     29,685     39,390
    General and administrative........    5,163      4,372      6,678      6,094     11,347
    Interest..........................      782        380         69        173        124
                                       --------   --------   --------   --------   --------

         Total operating expenses.....   14,707     20,920     26,771     35,952     50,861
                                       --------   --------   --------   --------   --------

Net Loss.............................. $(14,695)  $(19,736)  $(25,604)  $(34,547)  $(46,853)
                                       ========   ========   ========   ========   ========

Pro forma net loss per common share(1)                                  $  (2.13)  $  (1.93)
                                                                        ========   ========

Pro forma weighted average common shares
      outstanding(1)..................                                    16,195     24,261
                                                                        ========   ========

                                                           As of December 31,
                                           ------------------------------------------------
                                           1992       1993       1994       1995       1996
                                           ----       ----       ----       ----       ----
                                                            (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments(2)...................... $    945   $  8,767   $  3,396   $  5,284   $ 16,419
Working capital (deficit).............     (301)     8,357     (1,713)       210      8,888
Total assets..........................    5,187     15,243     11,989     19,618     41,537
Long-term debt, net of current portion      293         79      1,522      1,145      9,032
Convertible promissory notes payable..    9,430         --         --         --         --
Deficit accumulated in the development  (22,454)   (42,190)   (67,794)  (102,341)  (149,194)
Total stockholders' equity (deficit)..   (7,069)    12,178      4,774     12,447     22,855

--------------

(1)  Computed on the basis described in Note 2(b) of Notes to Consolidated
     Financial Statements attached as APPENDIX A hereto.

(2) Short-term investments consisted of U.S. government securities with maturities greater than three months but less than one year from the purchase date.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

      The Company is engaged in the discovery and development of genetic medicines based primarily on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel, and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division.

      The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its research and development expenses will increase significantly during 1997 and future years as it moves its principal research and development programs to more advanced preclinical studies, clinical trials and later phase clinical trials. In addition, the Company expects that its facilities costs will increase in 1997 and future years over 1996 levels as a result of the relocation of the Company's executive offices and its primary research and development laboratories to Cambridge, Massachusetts in February 1997. The Company also expects that its personnel and patent costs will increase significantly in the future. Costs associated with the Company's patent applications are expected to increase as the Company continues to file and prosecute such applications. Patent costs also would increase significantly if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative losses from inception through December 31, 1996 of approximately $149.2 million.

      This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

      The Company had total revenues of $4.0 million in 1996, $1.4 million in 1995 and $1.2 million in 1994. During the years ended December 31, 1996, 1995 and 1994, the Company received revenues from research and development collaborations of $1.4 million, $1.2 million and $1.0 million, respectively. Research and development collaboration revenue includes revenues earned under a collaborative agreement with Roche, which included milestone payments for the designation of lead compounds in the human papilloma virus and hepatitis C programs in the years ended December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, collaborative revenues also included revenues earned under a collaborative agreement with Searle. Revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division were $1.1 million for the year ended December 31, 1996. Revenues from interest income for the years ended December 31, 1996, 1995 and 1994 were $1.4 million, $219,000 and $135,000, respectively. The increase in interest income in the year ended December 31, 1996 was the result of substantially higher cash balances available for investment as a result of the Company's initial public offering completed on February 2, 1996.

      During the years ended December 31, 1996, 1995 and 1994, the Company expended $39.4 million, $29.7 million and $20.0 million, respectively, on research and development activities. The increases in research and development expenses in 1996, 1995 and 1994 reflect increasing expenses related primarily to ongoing clinical trials of the Company's product candidates. Clinical trials for GEM 91 were initiated in France in October 1993 and in the U.S. in May 1994. During the year ended December 31, 1996, GEM 132 for the treatment of systemic CMV and CMV retinitis entered into clinical trials. Research and development staffing and related costs also increased significantly in 1996 and 1995 as the number of employees engaged in research and development increased to 206 at December 31, 1996 from 124 at December 31, 1995 and from 102 at December 31, 1994. In addition, due to increased activity in preclinical studies and the initiation of clinical trials, expenditures for outside testing services, laboratory supplies and consulting fees increased significantly in 1996 and 1995. Patent expenses also increased in 1996, as the Company continued to develop a patent portfolio both domestically and internationally and prosecuted its patent applications. The Company expects to invest significant resources in 1997 in connection with the ongoing trials of GEM 91 and GEM 132 and the performance of preclinical studies and the preparation of IND applications with respect to additional antisense compounds.

      The Company incurred general and administrative expenses of $11.3 million, $6.1 million and $6.7 million in the years ended December 31, 1996, 1995 and 1994, respectively. The increase in general and administrative expenses in 1996 from 1995 was primarily attributable to an increase in expenses for business development activity, public relations and legal expenses incurred primarily as a result of being a public company and salaries and related costs. The decrease in general and administrative expenditures in 1995 from 1994 was primarily attributable to decreases in staffing and related costs and in outside consultants previously used to develop a presence in foreign markets, offset partially by an increase in occupancy costs of certain new facilities.

      Interest expense was $124,000 in 1996, $173,000 in 1995 and $69,000 in
1994. Interest expense in 1996, 1995 and 1994 was comprised primarily of interest incurred on borrowings to finance the purchase of property and equipment and leasehold improvements. The decrease in interest expense in 1996 reflects a decrease in the outstanding balance of borrowings to finance the purchase of property and equipment. The increase in interest expense in 1995 over 1994 reflects an increase in the average long-term debt outstanding during 1995. The Company's future interest expense will increase significantly as a result of the Notes.

      As a result of the above factors, the Company incurred net losses of $46.9 million, $34.5 million and $25.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through December 31, 1996, the Company has financed its operations, including capital expenditures, through a public offering of common stock, private placements of equity securities and the exercise of stock options and warrants with gross proceeds totalling $175.4 million, as well as through bank and other borrowings of $9.5 million and capital leases of $3.2 million. The Company has utilized approximately $127.8 million to fund operating activities and $30.5 million to finance capital expenditures, including leasehold improvements at the Company's Cambridge, Massachusetts corporate headquarters and at its manufacturing facility in Milford, Massachusetts and a $5.5 million investment in the partnership which owns the Cambridge facility.

      On March 26, 1997, the Company entered into a Purchase Agreement pursuant to which it agreed to issue and sell $50.0 million of the Notes to certain investors. The Notes bear interest at a rate of 9% per annum and have a maturity date of April 1, 2004. Under the terms of the

Notes, the Company will be required to make semiannual interest payments on the outstanding principal balance of the Notes on April 1 and October 1 of each year during which the Notes are outstanding. The Notes will be convertible at the option of the holder into the Company's Common Stock at any time prior to maturity, unless previously redeemed or repurchased by the Company under certain specified circumstances, at a conversion price of $7.0125 per share (subject to adjustment). In connection with the execution of the agreement, the Company also granted a 60-day option (which expires on May 25, 1997) to purchase up to an additional $10.0 million principal amount of the Notes.

      During the year ended December 31, 1996, the Company utilized approximately $42.1 million to fund operating activities and approximately $8.9 million for capital expenditures. The primary use of cash for operating activities was to fund the cash operating loss of $43.7 million. Capital expenditures during the year ended December 31, 1996 included amounts expended for the build-out and equipping of the Company's corporate headquarters and primary research and development laboratories in Cambridge, Massachusetts and of its leased manufacturing facility in Milford, Massachusetts. During the fourth quarter of 1996, the build-out of the Company's leased manufacturing facility in Milford, Massachusetts was completed. The Company plans to equip the facility in phases as necessary to satisfy its production requirements. The Company plans to expend approximately $2.3 million for its equipment requirements for this facility in 1997. The Company also expects to incur an additional $2.0 million to complete the Cambridge facility and approximately $1.0 million for other capital expenditures in 1997.

      In December 1996, the Company entered into a four-year $7.5 million credit facility with a bank to finance the leasehold improvements of its Milford manufacturing facility. The Bank Credit Facility is payable in equal monthly payments of $62,500 plus interest with a balloon payment of $3.8 million due on January 1, 2002. Interest is payable at the lesser of (i) such financial institution's prime rate plus 1%, or (ii) such financial institution's LIBOR rate plus 3.5%. The Bank Credit Facility contains certain financial covenants, including minimum liquidity and net worth requirements, and prohibits the payment of dividends. The Company has secured its obligations under the Bank Credit Facility with a lien on all of its assets. If, at specified times, the Company's minimum liquidity is less than $15.0 million, $10.0 million or $5.0 million, the Company is required to pledge cash collateral to the bank equal to 25%, 50% and 100%, respectively, of the then outstanding balance due under the Bank Credit Facility pursuant to a cash pledge agreement.

      In 1996, the Company financed the purchase of manufacturing equipment and other equipment at the Milford manufacturing facility through a sale/leaseback transaction of approximately $1.7 million under a $2.8 million lease line with a leasing company in the fourth quarter of 1996. These borrowings are payable in 48 monthly payments ranging from $36,000 to $50,000.

      In 1994 and 1995, the Company financed the purchase of certain property and equipment through a $500,000 secured note payable to a financial institution, a $750,000 note payable to one of its landlords and $1.5 million of capital lease obligations. The $500,000 secured note was repaid in 1995, $661,000 of the $750,000 note is outstanding at December 31, 1996 and bears interest at a rate of 13% per annum and $457,000 of the capital lease obligations is currently outstanding and bears interest at a rate of 4.29% per annum.

      The Company has entered into a lease for its corporate headquarters and primary research and development laboratories in Cambridge, Massachusetts and moved its operations to this facility in the first quarter of 1997. The Company's facilities costs increased significantly upon occupying the Cambridge facility. As part of the lease agreement, the Company has elected to treat $5.5 million of payments to the landlord (primarily related to tenant improvements) as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord. All other expenses incurred to equip and build-out the facility in excess of $5.5 million are included in leasehold improvements and are not exchangeable for a partnership interest under the lease. The Cambridge landlord is an affiliate of three directors of the Company.

      The Company had cash, cash equivalents and short-term investments of $16.4 million at December 31, 1996. Based on its current operating plan, the Company believes that its existing capital resources, together with the committed collaborative research and development payments from Searle, anticipated sales of the Hybridon Specialty Products Division and margins on such sales, which are expected to increase significantly over historic levels, and the net proceeds from the sale of the Notes and the interest earned thereon, will be adequate to fund the Company's capital requirements through at least the first quarter of 1998.

      The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical and clinical trials, sales of DNA products and reagents manufactured on a custom contract basis by the Hybridon Specialty Products Division and the margins on such sales, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, the ability of the Company to obtain third party financing for leasehold improvements and other capital expenditures and the costs of manufacturing scale-up and commercialization activities and arrangements.

      The Company intends to seek additional equity, debt and lease financing to fund future operations. The Company also intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. Except for research and development funding from Searle under Hybridon's collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the products that it is developing (as opposed to sales of DNA products and reagents manufactured on a custom contract basis by the Hybridon Specialty Products Division). If the Company is unable to obtain necessary additional funds, it would be required to scale back or eliminate certain of its research and development programs or license to third parties certain technologies which the Company would otherwise pursue on its own.

      As of December 31, 1996, the Company had approximately $138.2 million and $3.0 million of net operating loss and tax credit carryforwards, respectively, which expire at various dates between 2005 and 2011. The Tax Reform Act of 1986 (the "Tax Act") contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. The Company has completed several financings since the effective date of the Tax Act, which, as of December 31, 1996, have resulted in ownership changes in excess of 50%, as defined under the Tax Act. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and credit carryforward existing at December 31, 1996. There can be no assurance that ownership changes in future periods will not significantly limit the Company's use of net operating loss and tax credit carryforwards.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Early Stage of Development; Technological Uncertainty

      Hybridon's potential pharmaceutical products are at various stages of research, preclinical testing or clinical development. There are a number of technological challenges that the Company must successfully address to complete any of its development efforts. To date, most of the Company's resources have been dedicated to applying oligonucleotide chemistry and cell biology to the research and development of potential pharmaceutical products based upon antisense technology. As in most drug discovery programs, the results of in vitro, tissue culture and preclinical studies by the Company may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials by the Company may not be indicative of results that will be obtained in later clinical trials. Neither the Company, nor to its knowledge, any other company has successfully completed human clinical trials of a product based on antisense technology, and there can be no assurance that any of the Company's products will be successfully developed.

      The success of any of the Company's potential pharmaceutical products depends in part on the molecular target on the genetic material chosen as the site of action of the oligonucleotide. There can be no assurance that the Company's choice will be appropriate for the treatment of the targeted disease indication in humans or that mutations in the genetic material will not result in a reduction in or loss of the efficacy or utility of a Company product.

Uncertainty Associated with Clinical Trials

      Before obtaining regulatory approvals for the commercial sale of any of its pharmaceutical products under development, the Company must undertake extensive and costly preclinical studies and clinical trials to demonstrate that such products are safe and efficacious. The results from preclinical studies and early clinical trials are not necessarily predictive of results that will be obtained in later stages of testing or development, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any pharmaceutical products or will result in pharmaceutical products capable of being produced in commercial quantities at reasonable cost or in a marketable form.

      Although the Company is conducting clinical trials of certain oligonucleotide compounds and is developing several oligonucleotide compounds on which it plans to file IND applications with the FDA and equivalent filings outside of the U.S., there can be no assurance that necessary preclinical studies on these compounds will be completed satisfactorily or that the Company otherwise will be able to make its intended filings. Further, there can be no assurance that the Company will be permitted to undertake and complete human clinical trials of any of the Company's potential products, either in the U.S. or elsewhere, or, if permitted, that such products will not have undesirable side effects or other characteristics that may prevent or limit their commercial use.

      The rate of completion of the Company's human clinical trials, if permitted, will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative treatments, the proximity to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on the Company. The Company or the FDA or other regulatory agencies may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks.

Future Capital Needs; Uncertainty of Additional Funding

      The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical and clinical trials, sales of DNA products and reagents to third parties manufactured on a custom contract basis by the Hybridon Specialty Products Division and the margins on such sales, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, the ability of the Company to obtain third-party financing for leasehold improvements and other capital expenditures and the costs of manufacturing scale-up and commercialization activities and arrangements.

      Based on its current operating plan, the Company believes that its existing capital resources, together with the committed collaborative research and development payments from Searle, anticipated sales of the Hybridon Specialty Products Division and margins on such sales, which are expected to increase significantly over historic levels, and the net proceeds from the sale of the Notes and the interest earned thereon, will be adequate to fund the Company's capital requirements through at least the first quarter of 1998. The Company anticipates that it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support the Company's operations beyond that time. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of any such additional financing may adversely affect the holdings or rights of then existing stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research, drug discovery or development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own. See "Item 1. Business -- Hybridon Drug Development and Discovery Programs."

History of Operating Losses and Accumulated Deficit

      Hybridon has incurred net losses since its inception. At December 31, 1996, the Company's accumulated deficit was approximately $149.2 million. Such losses have resulted principally from costs incurred in the Company's research and development programs and from general and administrative costs associated with the Company's development. No revenues have been generated from sales of pharmaceutical products developed by the Company and no revenues from the sale of such products are anticipated for a number of years, if ever. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Although the Company's Hybridon Specialty Products Division has begun to generate revenues from the sale of synthetic DNA products and reagents manufactured by it on a custom contract basis, there can be no assurance that demand for and margins on these products will not be lower than anticipated. The Company's ability to achieve profitability is dependent in part on obtaining regulatory approvals for its pharmaceutical products and entering into agreements for drug discovery, development and commercialization. There can be no assurance that the Company will obtain required regulatory approvals, enter into any additional agreements for drug discovery, development and commercialization or ever achieve sales or profitability.

Patents and Proprietary Rights

      The Company's success will depend in part on its ability to develop patentable products and obtain and enforce patent protection for its products both in the U.S. and in other countries. The Company has filed and intends to file applications as appropriate for patents covering both its products and processes. However, the patent positions of pharmaceutical and biotechnology firms, including Hybridon, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to Hybridon. Since patent applications in the U.S. are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Further, there can be no assurance that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

      The commercial success of the Company will also depend in part on its neither infringing patents issued to competitors or others nor breaching the technology licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the license. The Company is aware of patents and patent applications belonging to competitors, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. In particular, competitors of the Company and other third parties hold issued patents and pending patent applications relating to antisense and other gene expression modulation technologies which may result in claims of infringement against the Company or other patent litigation. There can be no assurance that the Company will be able successfully to obtain a license to any technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost or on an exclusive basis. See "Item 1. Business -- Patents, Trade Secrets and Licenses."

      The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. The Company also may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

      Hybridon engages in collaborations, sponsored research agreements and other agreements with academic researchers and institutions and government agencies. Under the terms of such agreements, third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements.

      The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. See "Item 1. Business -- Patents, Trade Secrets and Licenses."

Risks Associated with Hybridon Specialty Products Division

      Through its Hybridon Specialty Products Division, the Company manufactures oligonucleotide compounds on a custom contract basis for third parties. The results of operations of the Hybridon Specialty Products Division will be dependent upon the demand for and margins on these products, which may be lower than anticipated by the Company. The results of operations of the Hybridon Specialty Products Division also may be affected by the price and availability of raw materials. It is possible that Hybridon's manufacturing capacity may not be sufficient for production of oligonucleotides both for the Company's internal needs and for sale to third parties. The Company's manufacturing facility must comply with GMP and other FDA regulations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Limited Manufacturing Capability."

      The Company will be competing against a number of third parties, as well as the possibility of internal production by the Company's customers, in connection with the operations of the Hybridon Specialty Products Division. Many of these third parties are likely to have greater financial, technical and human resources than the Company. Key competitive factors will include the price and quality of the products as well as manufacturing capacity and ability to comply with specifications and to fulfill orders on a timely basis. The Company may be required to reduce the cost of its product offerings to meet competition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Competition." Failure to manufacture oligonucleotide compounds in accordance with the purchaser's specifications could expose the Company to breach of contract and/or product liability claims from the purchaser or the purchaser's customers. The Company has limited experience in sales, marketing and distribution and is relying in part upon the efforts of a third party, Perkin-Elmer, in connection with the marketing and sale of products by the Hybridon Specialty Products Division. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Factors That May Affect Future Results -- Absence of Sales and Marketing Experience."

Need to Establish Collaborative Commercial Relationships; Dependence on Partners

      Hybridon's business strategy includes entering into strategic alliances or licensing arrangements with corporate partners, primarily pharmaceutical and biotechnology companies, relating to the development and commercialization of certain of its potential products. Although the Company is a party to corporate collaborations with Searle, Roche and Medtronic, there can be no assurance that these collaborations will be scientifically or commercially successful, that the Company will be able to negotiate additional collaborations, that such collaborations will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. The Company expects that under certain of these arrangements, the collaborative partner will have the responsibility for conducting human clinical trials and the submission for regulatory approval of the product candidate with the FDA and certain other regulatory agencies. Should the collaborative partner fail to develop a marketable product, the Company's business may be materially adversely affected. There can be no assurance that the Company's collaborative partners will not be pursuing alternative technologies or developing alternative compounds either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by these collaborative programs. The Company's business also will be affected by the performance of its corporate partners in marketing any successfully developed products within the geographic areas in which such partners are granted marketing rights. The Company's plan is to retain manufacturing rights for many of the products it may license pursuant to arrangements with corporate partners. However, there can be no assurance that the Company will be able to retain such rights on acceptable terms, if at all, or that the Company will have the ability to produce the quantities of product required under the terms of such arrangements. See "Item 1. Business -- Hybridon Drug Development and Discovery Programs" and "-- Corporate Collaborations."

No Assurance of Regulatory Approval; Government Regulation

      The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of the potential products being developed by it and the products sold by the Hybridon Specialty Products Division, are subject to extensive regulation by numerous federal, state and local governmental authorities in the U.S. Similar regulatory requirements exist in other countries where the Company intends to test and market its drug candidates. Preclinical studies of the Company's product development candidates are subject to GLP requirements and the manufacture of any products by the Company, including products developed by the Company and products manufactured for third parties on a custom contract basis by the Hybridon Specialty Products Division, will be subject to GMP requirements prescribed by the FDA.

      The regulatory process, which includes preclinical studies, clinical trials and post-clinical testing of each compound to establish its safety and effectiveness, takes many years and requires the expenditure of substantial resources. Delays may also be encountered and substantial costs incurred in foreign countries. There can be no assurance that, even after the passage of such time and the expenditure of such resources, regulatory approval will be obtained for any drugs developed by the Company. Data obtained from preclinical and clinical activities are subject to varying interpretations which could delay, limit or prevent regulatory approval by the FDA or other regulatory agencies. The Company, an IRB, the FDA or other regulatory agencies may suspend clinical trials at any time if the participants in such trials are being exposed to unacceptable health risks. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed drug and its manufacturer are subject to continual review, and subsequent discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and withdrawal of the right to manufacture the product. All of the foregoing regulatory matters also will be applicable to development, manufacturing and marketing undertaken by any strategic partners or licensees of the Company. See "Item 1. Business -- Government Regulation."

Competition

      There are many companies, both private and publicly traded, that are conducting research and development activities on technologies and products similar to or competitive with the Company's antisense technologies and proposed products. For example, many other companies are actively seeking to develop products, including antisense oligonucleotides, with disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. The Company believes that the industry-wide interest in investigating the potential of gene expression modulation technologies will continue and will accelerate as the techniques which permit the design and development of drugs based on such technologies become more widely understood. There can be no assurance that the Company's competitors will not succeed in developing products based on oligonucleotides or other technologies, existing or new, which are more effective than any that are being developed by the Company, or which would render Hybridon's antisense technologies obsolete and noncompetitive. Moreover, there currently are commercially available products for the treatment of many of the disease targets being pursued by the Company.

      Competitors of the Company engaged in all areas of biotechnology and drug discovery in the U.S. and other countries are numerous and include, among others, pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products or in commercializing such products more rapidly than the Company. See "Item 1. Business -- Competition."

Limited Manufacturing Capability

      While the Company believes that its existing production capacity will be sufficient to enable it to satisfy its current research needs and to support the Company's preclinical and clinical requirements for oligonucleotide compounds, the Company will need to purchase additional equipment to expand its manufacturing capacity in order to satisfy its future requirements, subject to obtaining regulatory approvals, for commercial production of its product candidates. In addition, Hybridon Specialty Products Division is using the Company's existing production capacity to custom contract manufacture synthetic DNA products for commercial sale. As a result, depending on the level of sales by the Hybridon Specialty Products Division, and the success of the Company's product development programs, Hybridon's manufacturing capacity may not be sufficient for production for both its internal needs and sales to third parties. In addition, in order to successfully commercialize its product candidates or achieve satisfactory margins on sales, the Company may be required to reduce further the cost of production of its oligonucleotide compounds, and there can be no assurance that the Company will be able to do so.

      The manufacture of the Company's products is subject to GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. To the Company's knowledge, therapeutic products based on chemically-modified oligonucleotides have never been manufactured on a commercial scale. There can be no assurance that the Company will be able to manufacture products in a timely fashion and at acceptable quality and price levels, that it or its suppliers can manufacture in compliance with GMP or other regulatory requirements or that it or its suppliers will be able to manufacture an adequate supply of product. The Company has in the past relied in part and may in the future rely upon third party contractors in connection with the manufacture of some compounds. Reliance on such third parties entails a number of risks, including the possibility that such third parties may fail to perform on an effective or timely basis or fail to abide by regulatory or contractual restrictions applicable to the Company. See "Item 1. Business -- Manufacturing Technology and the Hybridon Specialty Products Division."

      There are three sources of supply for the nucleotide building blocks used by the Company in its current oligonucleotide manufacturing process. This process is covered by issued patents either held by or licensed to these three companies. Therefore, these companies are likely the sole suppliers to Hybridon of these nucleotide building blocks. The inability of Hybridon to obtain these nucleotide building blocks from one of these suppliers could have a material adverse effect on Hybridon.

Absence of Sales and Marketing Experience

      The Company expects to market and sell certain of its products directly and certain of its products through co-marketing or other licensing arrangements with third parties. The Company has limited experience in sales, marketing or distribution, and does not expect to establish a sales and marketing plan or direct sales capability with respect to the products being developed by it until such time as one or more of such products approaches marketing approval. In addition, although the Company does have a limited direct sales capability with respect to the sales of custom contract manufactured DNA products to third parties by the Hybridon Specialty Products Division, the Company has entered into a sales and marketing arrangement with Perkin-Elmer with respect to such products and is reliant in part on the efforts of Perkin-Elmer to promote these products. In order to market the products being developed by it directly, the Company will be required to develop a substantial marketing staff and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will be justifiable in light of any product revenues or that the Company's direct sales and marketing efforts will be successful. In addition, if the Company succeeds in bringing one or more products to market, it may compete with other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts would enable it to compete successfully against such other companies. To the extent the Company enters into co- marketing or other licensing arrangements, any revenues received by the Company will be dependent in part on the efforts of third parties and there can be no assurance that such efforts will be successful. See "Item 1. Business -- Marketing Strategy."

No Assurance of Market Acceptance

      Pharmaceutical products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years. There can be no assurance that, if approved for marketing, such products will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's products and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients, payors or the medical community in general will accept or utilize any products that may be developed by the Company.

Product Liability Exposure and Insurance

      The use of any of the Company's potential products in clinical trials and the commercial sale of any products, including the products being developed by it and the DNA products and reagents manufactured and sold on a custom contract basis by the Hybridon Specialty Products Division, may expose the Company to liability claims. These claims might be made directly by consumers, health care providers or by pharmaceutical and biotechnology companies or others selling such products. Hybridon has product liability insurance coverage, and such coverage is subject to various deductibles. Such coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain or obtain such insurance at reasonable cost or in sufficient amounts to protect the Company against losses due to liability claims that could have a material adverse effect on the Company.

Hazardous Materials

      The Company's research and development and manufacturing activities involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

Uncertainty of Pharmaceutical Pricing and Adequate Reimbursement

      The Company's ability to commercialize its pharmaceutical products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also the trend towards managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

Uncertainty of Health Care Reform Measures

      Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the U.S. and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the U.S. or elsewhere. Significant changes in the health care system in the U.S. or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such changes could have a material adverse effect on the Company. The existence of pending health care reform proposals could have a material adverse effect on the Company's ability to raise capital. Furthermore, the Company's ability to commercialize its potential products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective corporate partners with respect to certain of the Company's proposed products.

Attraction and Retention of Key Employees and Scientific Collaborators

      The Company is highly dependent on the principal members of its management and scientific staff, including E. Andrews Grinstead, III, the Company's Chairman of the Board, President and Chief Executive Officer, and Sudhir Agrawal, the Company's Senior Vice President of Discovery and Chief Scientific Officer, the loss of whose services could have a material adverse effect on the Company. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition for experienced scientists among numerous pharmaceutical, biotechnology and health care companies, universities and non-profit research institutions.

      The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, governmental approvals, production and marketing, are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company.

      The Company's success will depend in part on its continued ability to develop and maintain relationships with independent researchers and leading academic and research institutions. The competition for such relationships is intense, and there can be no assurance that the Company will be able to develop and maintain such relationships on acceptable terms. The Company has entered into a number of such collaborative relationships relating to specific disease targets and other research activities in order to augment its internal research capabilities and to obtain access to the specialized knowledge or expertise of its collaborative partners. The loss of any such collaborative relationship could have an adverse effect on the Company's ability to conduct research and development in the area targeted by such collaboration. See "Item 1. Business -- Hybridon Drug Development and Discovery Programs" and "-- Academic and Research Collaborations."

Concentration of Ownership by Directors and Executive Officers

      The Company's directors and executive officers and their affiliates beneficially own approximately 18.89% of the Company's outstanding Common Stock (including 4,217,857 shares issuable upon the exercise of outstanding warrants and options held by the Company's directors and executive officers and their affiliates which are exercisable within the 60-day period following February 28,
1997). As a result, these stockholders, if acting together, may have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

      All financial statements required to be filed hereunder are filed as APPENDIX A hereto, are listed under Item 14(a), and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

        None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

      The response to this item is contained in part under the caption "Executive Officers and Significant Employees of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1997 (the "1997 Proxy Statement") under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

      Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

      The response to this item is contained in the 1997 Proxy Statement under the caption "Proposal 1--Election of Directors," which section is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

      The response to this item is contained in the 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

      The response to this item is contained in the 1997 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

      (a) The following documents are filed as APPENDIX A hereto and are included as part of this Annual Report on Form 10-K:

               Financial Statements:
               Report of Independent Public Accountants
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

      (b) The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

      (c) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

      (d) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HYBRIDON, INC.



                                       By: /s/ E. ANDREWS GRINSTEAD, III
                                           -------------------------------------
                                           E. Andrews Grinstead, III
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                              Date: March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

/s/ E. Andrews Grinstead, II  Chairman of the Board, President    March 24, 1997
--------------------------    and Chief Executive Officer and
E. Andrews Grinstead, III     Director (Principal Executive
                              Officer)



/s/ Anthony J. Payne          Senior Vice President of Finance    March 24, 1997
--------------------------    and Administration, International
 Anthony J. Payne             Operations, Treasurer, Secretary
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)


/s/ Sudhir Agrawal            Director                            March 24, 1997
--------------------------
Sudhir Agrawal



                              Director                            March __, 1997
--------------------------
J. Robert Buchanan



/s/ Mohamed El-Khereiji       Director                            March 24, 1997
--------------------------
Mohamed El-Khereiji

/s/ Youssef El-Zein           Director                            March 24, 1997
--------------------------
Youssef El-Zein



/s/ Nasser Menhall            Director                            March 24, 1997
--------------------------
Nasser Menhall



/s/ Jerry A. Weisbach         Director                            March 24, 1997
---------------------------
Jerry A. Weisbach



/s/ James B. Wyngaarden       Director                            March 24, 1997
---------------------------
James B. Wyngaarden



/s/ Paul C. Zamecnik        Director                              March 24, 1997
---------------------------
Paul C. Zamecnik

                                  APPENDIX A
                                  ----------

                                      INDEX

                                                                                       PAGE

Report of Independent Public Accountants                                               F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996 and
   unaudited pro forma balance sheet as of December 31, 1996                           F-3

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996, and for the period from
   May 25, 1989 (inception) to December 31, 1996                                       F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
   period from May 25, 1989  (inception) to December 31, 1996                          F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996, and for the period from
   May 25, 1989 (inception) to December 31, 1996                                       F-6

Notes to Consolidated Financial Statements                                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Hybridon, Inc.:

We have audited the accompanying consolidated balance sheets of Hybridon, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 and for the period from May 25, 1989 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybridon, Inc. and subsidiaries as of December 31, 1995 and 1996 and for the period from May 25, 1989 (inception) to December 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 21, 1997 (except with respect to the matter discussed in Note 1, as to which the date is March 26, 1997)

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                            CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                                                   PRO FORMA
                                                                            DECEMBER 31,          DECEMBER 31,
                                                                        1995            1996          1996
                                                                                                   (Unaudited)
                                                                                                  (See Note 1)
CURRENT ASSETS:
   Cash and cash equivalents                                       $   5,284,262   $  12,633,742  $  59,633,742
   Short-term investments                                                      -       3,785,146      3,785,146
   Prepaid expenses and other current assets                             951,526       2,119,220      2,119,220
                                                                   -------------   -------------  -------------

         Total current assets                                          6,235,788      18,538,108     65,538,108
                                                                   -------------   -------------  -------------

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                              1,965,754       9,257,516      9,257,516
   Laboratory equipment                                                5,153,550       5,884,861      5,884,861
   Equipment under capital leases                                      1,507,535       2,904,688      2,904,688
   Office equipment                                                    1,149,141       1,496,639      1,496,639
   Furniture and fixtures                                                321,763         499,957        499,957
   Construction-in-progress                                            3,236,330       2,193,400      2,193,400
                                                                   -------------   -------------  -------------
                                                                      13,334,073      22,237,062     22,237,062

   Less--Accumulated depreciation and amortization                     4,202,543       6,596,294      6,596,294
                                                                   -------------   -------------  -------------

                                                                       9,131,530      15,640,768     15,640,768
                                                                   -------------   -------------  -------------
OTHER ASSETS:
   Restricted cash                                                     1,025,856         437,714        437,714
   Notes receivable from officers                                        308,133         317,978        317,978
   Deferred financing costs and other assets                           1,217,804       1,152,034      4,152,034
   Investment in real estate partnership                               1,698,448       5,450,000      5,450,000
                                                                   -------------   -------------  -------------
                                                                       4,250,241       7,357,726     10,357,726
                                                                   -------------   -------------  -------------

                                                                   $  19,617,559   $  41,536,602  $  91,536,602
                                                                   =============   =============  =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease             $     418,713   $   1,308,511  $   1,308,511
     obligations
   Accounts payable                                                    2,053,438       4,064,419      4,064,419
   Accrued expenses                                                    3,454,625       4,190,766      4,190,766
   Deferred revenue                                                       86,250          86,250         86,250
   Amounts payable to related parties                                     12,500               -              -
                                                                   -------------   -------------  -------------

         Total current liabilities                                     6,025,526       9,649,946      9,649,946
                                                                   -------------   -------------  -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
NET OF CURRENT PORTION                                                 1,145,480       9,031,852      9,031,852
                                                                   -------------   -------------  -------------

9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                      -               -     50,000,000
                                                                   -------------   -------------  -------------

COMMITMENTS (Notes 10, and 15)

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value-
     Authorized--23,026,323 shares at December 31, 1995 and no
       shares at December 31, 1996
     Issued and outstanding-- 15,982,179 and no shares at
       December 31, 1995 and 1996, respectively (converted into
       16,856,649 shares of common stock in February 1996)               159,822               -              -
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares at December 31, 1996
     Issued and outstanding--None                                              -               -              -
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding-- 1,843,666 and 25,146,577 at
       December 31, 1995 and 1996, respectively                            1,844          25,147         25,147
   Additional paid-in capital                                        114,626,062     173,227,358    173,227,358
   Deficit accumulated during the development stage                 (102,341,175)   (149,193,775)  (149,193,775)
   Deferred compensation                                                       -      (1,203,926)    (1,203,926)
                                                                   -------------   -------------  -------------

         Total stockholders' equity                                   12,446,553      22,854,804     22,854,804
                                                                   -------------   -------------  -------------

                                                                   $  19,617,559   $  41,536,602  $  91,536,602
                                                                   =============   =============  =============


   The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               CUMULATIVE
                                                                                               FROM MAY 25,
                                                                                             1989 (INCEPTION)
                                                         YEARS ENDED DECEMBER 31,             TO DECEMBER 31,
                                                    1994          1995          1996              1996

REVENUES:
   Research and development                    $  1,032,083  $  1,186,124   $  1,419,389      $   4,554,263
   Product revenue                                        -             -      1,080,175          1,080,175
   Royalty income                                         -             -         62,321             62,321
   Interest income                                  134,828       218,749      1,446,762          2,141,617
                                               ------------  ------------   ------------      -------------

                                                  1,166,911     1,404,873      4,008,647          7,838,376
                                               ------------  ------------   ------------      -------------

OPERATING EXPENSES:
   Research and development                      20,024,310    29,684,707     39,390,525        118,631,900
   General and administrative                     6,677,717     6,094,085     11,346,670         36,789,868
   Interest                                          69,045       172,757        124,052          1,610,383
                                               ------------  ------------   ------------      -------------

                                                 26,771,072    35,951,549     50,861,247        157,032,151
                                               ------------  ------------   ------------      -------------

         Net loss                              $(25,604,161) $(34,546,676)  $(46,852,600)     $(149,193,775)
                                               ============  ============   ============      =============

PRO FORMA NET LOSS PER COMMON SHARE (Note
2(b))                                                        $      (2.13)  $      (1.93)
                                                             ============   ============

PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 2(b))                                 16,195,100     24,260,702
                                                             ============   ============


   The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         CONVERTIBLE
                                                                       PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                                                      NUMBER       $.01         NUMBER      $.001      PAID-IN
                                                                     OF SHARES   PAR VALUE     OF SHARES  PAR VALUE    CAPITAL


INITIAL ISSUANCE OF COMMON STOCK                                           -   $       -       668,500   $    669  $          -

   Issuance of Series A convertible preferred stock, net of cash     875,000       8,750             -          -       848,250
   issuance costs of $18,000
   Issuance of Series B convertible preferred stock, net of cash     648,147       6,481             -          -     1,731,616
   issuance costs of $11,900
   Issuance of common stock                                                -           -       667,300        667             -
   Net loss                                                                -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1990                                         1,523,147      15,231     1,335,800      1,336     2,579,866

  Issuance of Series C convertible preferred stock, net of cash      520,000       5,200             -          -     2,571,603
     issuance costs of $23,197
  Repurchase of common stock                                               -           -      (262,500)      (263)            -
  Deferred compensation related to restricted stock awards                 -           -             -          -     2,328,764
  Amortization of deferred compensation                                    -           -             -          -             -
  Compensation expense related to stock option grants                      -           -             -          -       669,433
  Net loss                                                                 -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1991                                         2,043,147      20,431     1,073,300      1,073     8,149,666

  Issuance of Series C convertible preferred stock, net of cash      920,000       9,200             -          -     4,570,509
     issuance costs of $20,291
  Issuance of common stock related to restricted stock awards              -           -       500,266        501       122,243
  Issuance of common stock related to the exercise of stock                -           -       173,075        173         3,165
     options
  Issuance of warrants                                                     -           -             -          -     2,776,130
  Deferred compensation related to stock options and restricted            -           -             -          -     2,249,428
     stock awards
  Amortization of deferred compensation                                    -           -             -          -             -
  Net loss                                                                 -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1992                                         2,963,147      29,631     1,746,641      1,747    17,871,141

   Issuance of Series D convertible preferred stock in exchange
     for convertible promissory notes payable, including accrued   1,891,757      18,918             -          -     9,581,633
     interest, net of cash issuance costs of $113,955
   Issuance of Series E convertible preferred stock, net of cash   1,379,310      13,793             -          -     9,924,954
     issuance costs of $61,251
   Issuance of Series F convertible preferred stock, net of cash   2,039,000      20,390             -          -    18,272,006
     issuance costs of $2,097,604
   Issuance of common stock related to the exercise of stock               -           -        43,625         43        26,645
     options
   Reduction in deferred compensation due to stock option                  -           -             -          -      (290,287)
     termination prior to vesting
   Amortization of deferred compensation                                   -           -             -          -             -
   Net loss                                                                -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1993                                         8,273,214      82,732     1,790,266      1,790    55,386,092

  Issuance of Series F convertible preferred stock, net of cash      584,500       5,845             -          -     5,759,478
     issuance costs of $79,677
  Issuance of Series G convertible preferred stock, net of cash    1,591,512      15,915             -          -    11,709,340
     issuance costs of $1,006,841
  Issuance of common stock related to the exercise of stock                -           -        24,000         24        13,376
     options
  Cancellation of warrants                                                 -           -             -          -       (68,000)
  Reduction in deferred compensation due to stock option                   -           -             -          -       (14,062)
     termination prior to vesting
  Amortization of deferred compensation                                    -           -             -          -             -
  Net loss                                                                 -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1994                                        10,449,226     104,492     1,814,266      1,814    72,786,224

  Issuance of Series G convertible preferred stock, net of cash    5,532,953      55,330             -          -    41,798,368
     issuance costs of $2,409,926
  Issuance of common stock related to the exercise of stock                -           -        29,400         30        41,470
     options
  Amortization of deferred compensation                                    -           -             -          -             -
  Net loss                                                                 -           -             -          -             -
                                                                 -----------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1995                                        15,982,179     159,822     1,843,666      1,844   114,626,062

   Issuance of common stock related to initial public offering,
     net of issuance costs of  $ 5,268,756                                 -           -     5,750,000      5,750    52,225,494
   Conversion of convertible preferred stock to common stock     (15,982,179)   (159,822)   16,856,649     16,857       142,965
   Issuance of common stock related to the exercise of stock               -           -       288,700        289     1,089,387
     options
   Issuance of common stock related to the exercise of warrants            -           -       407,562        407     3,176,334
   Deferred compensation related to grants of common stock                 -           -                              1,967,116
     options to non-employees
   Amortization of deferred compensation relating to grants of
     common stock options to non-employees                                 -           -             -          -             -
   Net loss                                                                -           -             -          -             -
                                                                ------------   ---------    ----------   --------  ------------

BALANCE, DECEMBER 31, 1996                                                 -   $       -    25,146,577   $ 25,147  $173,227,358
                                                                ============   =========    ==========   ========  ============


                                                                           DEFICIT
                                                                         ACCUMULATED                    TOTAL
                                                                          DURING THE     DEFERRED    STOCKHOLDERS'
                                                                         DEVELOPMENT    COMPENSATION   EQUITY
                                                                            STAGE                     (DEFICIT)

INITIAL ISSUANCE OF COMMON STOCK                                        $           -  $         -  $        669

   Issuance of Series A convertible preferred stock, net of cash                    -            -       857,000
   issuance costs of $18,000
   Issuance of Series B convertible preferred stock, net of cash                    -            -     1,738,097
   issuance costs of $11,900
   Issuance of common stock                                                         -            -           667
   Net loss                                                                (1,110,381)           -    (1,110,381)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1990                                                 (1,110,381)           -     1,486,052

  Issuance of Series C convertible preferred stock, net of cash                     -            -     2,576,803
     issuance costs of $23,197
  Repurchase of common stock                                                        -            -          (263)
  Deferred compensation related to restricted stock awards                          -   (2,328,764)            -
  Amortization of deferred compensation                                             -      727,738       727,738
  Compensation expense related to stock option grants                               -            -       669,433
  Net loss                                                                 (6,648,899)           -    (6,648,899)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1991                                                 (7,759,280)  (1,601,026)   (1,189,136)

  Issuance of Series C convertible preferred stock, net of cash                     -            -     4,579,709
     issuance costs of $20,291
  Issuance of common stock related to restricted stock awards                       -            -       122,744
  Issuance of common stock related to the exercise of stock                         -            -         3,338
     options
  Issuance of warrants                                                              -            -     2,776,130
  Deferred compensation related to stock options and restricted                     -   (2,249,428)            -
     stock awards
  Amortization of deferred compensation                                             -    1,332,864     1,332,864
  Net loss                                                                (14,694,693)           -   (14,694,693)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1992                                                (22,453,973)  (2,517,590)   (7,069,044)

   Issuance of Series D convertible preferred stock in exchange
     for convertible promissory notes payable, including accrued                    -            -     9,600,551
     interest, net of cash issuance costs of $113,955
   Issuance of Series E convertible preferred stock, net of cash                    -            -     9,938,747
     issuance costs of $61,251
   Issuance of Series F convertible preferred stock, net of cash                    -            -    18,292,396
     issuance costs of $2,097,604
   Issuance of common stock related to the exercise of stock                        -            -        26,688
     options
   Reduction in deferred compensation due to stock option                           -      290,287             -
     termination prior to vesting
   Amortization of deferred compensation                                            -    1,124,839     1,124,839
   Net loss                                                               (19,736,365)           -   (19,736,365)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1993                                                (42,190,338)  (1,102,464)   12,177,812

  Issuance of Series F convertible preferred stock, net of cash                     -            -     5,765,323
     issuance costs of $79,677
  Issuance of Series G convertible preferred stock, net of cash                     -            -    11,725,255
     issuance costs of $1,006,841
  Issuance of common stock related to the exercise of stock                         -            -        13,400
     options
  Cancellation of warrants                                                          -            -       (68,000)
  Reduction in deferred compensation due to stock option                            -       14,062             -
     termination prior to vesting
  Amortization of deferred compensation                                             -      764,228       764,228
  Net loss                                                                (25,604,161)           -   (25,604,161)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1994                                                (67,794,499)    (324,174)    4,773,857

  Issuance of Series G convertible preferred stock, net of cash                     -            -    41,853,698
     issuance costs of $2,409,926
  Issuance of common stock related to the exercise of stock                         -            -        41,500
     options
  Amortization of deferred compensation                                             -      324,174       324,174
  Net loss                                                                (34,546,676)           -   (34,546,676)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1995                                               (102,341,175)           -    12,446,553

   Issuance of common stock related to initial public offering,
     net of issuance costs of  $ 5,268,756                                          -            -    52,231,244
   Conversion of convertible preferred stock to common stock                        -            -             -
   Issuance of common stock related to the exercise of stock                        -            -     1,089,676
     options
   Issuance of common stock related to the exercise of warrants                     -            -     3,176,741
   Deferred compensation related to grants of common stock                          -   (1,967,116)            -
     options to non-employees
   Amortization of deferred compensation relating to grants of
     common stock options to non-employees                                          -      763,190       763,190
   Net loss                                                               (46,852,600)           -   (46,852,600)
                                                                        -------------  -----------  ------------

BALANCE, DECEMBER 31, 1996                                              $(149,193,775) $(1,203,926) $ 22,854,804
                                                                        =============  ===========  ============







   The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              CUMULATIVE FROM
                                                                                                MAY 25, 1989
                                                                                               (INCEPTION) TO
                                                          YEARS ENDED DECEMBER 31,              DECEMBER 31,
                                                    1994           1995           1996              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(25,604,161) $(34,546,676)  $(46,852,600)     $(149,193,775)
   Adjustments to reconcile net loss to net
   cash used in operating activities-
     Depreciation and amortization                 1,110,167     2,023,553      2,393,751          6,697,735
     Compensation on grant of stock options,
       warrants and restricted stock                 764,228       324,174        763,190          7,807,731
     Amortization of discount on convertible
       promissory notes payable                            -             -              -            690,157
     Amortization of deferred financing costs         34,000             -              -            216,732
     Noncash interest on convertible
       promissory notes payable                            -             -              -            260,799
     Changes in assets and liabilities-
       Prepaid and other current assets             (292,710)     (769,562)    (1,167,693)        (2,119,219)
       Notes receivable from officers                 87,126         8,446         (9,845)          (317,978)
       Amounts payable to related parties           (333,925)      (80,351)       (12,500)          (200,000)
       Accounts payable and accrued expenses       2,781,934       483,585      2,747,122          8,255,185
       Deferred revenue                                2,917             -              -             86,250
                                                ------------  ------------   ------------      -------------

           Net cash used in operating            (21,450,424)  (32,556,831)   (42,138,575)      (127,816,383)
                                                ------------  ------------   ------------      -------------
           activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                      -             -     (3,785,146)        (3,785,146)
   Purchases of property and equipment            (3,656,640)   (4,889,624)    (8,902,989)       (21,802,710)
   (Increase) decrease in restricted cash and
     other assets                                 (1,481,829)      (44,912)       401,990         (1,664,183)
   Investment in real estate partnership                   -    (1,698,448)    (3,751,552)        (5,450,000)
                                                -----------   -------------  -------------     -------------

           Net cash used in investing             (5,138,469)   (6,632,984)   (16,037,697)       (32,702,039)
                                                ------------- -------------  -------------     -------------
           activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible
     preferred stock                              19,775,578    41,853,698              -         96,584,154
   Proceeds from issuance of common stock
     related to stock options and restricted
     stock grants                                     13,400        41,500      1,089,676          1,174,602
   Net proceeds from issuance of common stock              -             -     52,231,244         52,355,324
   Repurchase of common stock                              -             -              -               (263)
   Proceeds from notes payable                       750,000             -      7,500,000          9,450,000
   Proceeds from issuance of convertible
     promissory notes payable                              -             -              -          9,191,744
   Proceeds from long-term debt                            -             -              -            662,107
   Proceeds from issuance of common stock
     related to stock warrants                             -             -      3,176,741          3,176,741
   Proceeds from sale/leaseback                    1,073,183             -      1,722,333          2,795,516
   Payments on long-term debt and capital           (394,585)     (537,977)      (446,163)        (1,801,612)
     leases
   (Increase) decrease in deferred financing               -      (278,927)       251,921           (436,149)
                                                ------------  ------------   ------------      -------------
     costs

           Net cash provided by financing
           activities                             21,217,576    41,078,294     65,525,752        173,152,164
                                                ------------  ------------   ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       (5,371,317)    1,888,479      7,349,480         12,633,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                   8,767,100     3,395,783      5,284,262                  -
                                                ------------  ------------   ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $  3,395,783  $  5,284,262   $ 12,633,742      $  12,633,742
                                                ============  ============   ============      =============

   The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)    ORGANIZATION

       Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

       The Company is in the development stage. Since inception, the Company has devoted substantially all of its efforts toward product research and development and raising capital. Management anticipates that substantially all future revenues will be derived from the sale of proprietary biopharmaceutical products under development or to be developed in the future, and custom contract manufacturing of synthetic DNA products and reagent products (by the Hybridon Specialty Products Division (HSPD)), as well as from research and development revenues and fees and royalties derived from licensing of the Company's technology. Accordingly, although the Company has begun to generate revenues from its custom contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations.

       On March 26, 1997, the Company entered into a binding Agreement to issue $50,000,000 of 9% convertible subordinated notes (the Notes). The closing on the issuance of the Notes is to occur in April 1997. Under the terms of the Notes, the Company must make semiannual interest payments on the outstanding principle balance through the maturity date of April 1, 2004. If the Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The Notes are subordinate to substantially all of the Company's existing indebtedness. The Notes are convertible at any time prior to the maturity date at a conversion price equal to $7.0125, subject to adjustment under certain circumstances, as defined.

       Beginning April 1, 2000, the Company may redeem the Notes at its option for a 4.5% premium over the original issuance price provided that from April 1, 2000 to March 31, 2001, the Notes may not be redeemed unless the closing price of the common stock equals or exceeds 150% of the conversion price for a period of at least 20 out of 30 consecutive trading days and the Notes are redeemed within 60 days after such trading period. The premium decreases by 1.5% each year through March 31, 2003. Upon a change of control of the Company, as defined, the Company will be required to offer to repurchase the Notes at 150% of the original issuance price.

       The unaudited pro forma consolidated balance sheet as of December
       31, 1996 shows the financial position of the Company assuming that the Notes were issued on December 31, 1996.

       In January 1997, the Company entered into a five year $1,169,000 lease with a leasing company to finance certain furniture and fixtures in the Cambridge facility. The lease bears interest at a rate of 13.7% and is payable in 60 equal monthly installments of principle and interest of approximately $26,500 through February 2002.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (b)    Pro Forma Net Loss per Common Share

              Pro forma net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding its initial public offering on February 2, 1996, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and preferred and common stock warrants, has been included in the calculation of pro forma weighted average number of common shares outstanding for all periods presented (using the treasury-stock method and the initial public offering price of $10 per share). In addition, the calculation of the pro forma weighted average number of common shares outstanding also includes shares of common stock as if all shares of preferred stock were converted into common stock on the respective original dates of issuance.

       (c)    Principles of Consolidation

              The accompanying consolidated financial statements include the results of the Company and its subsidiaries, Hybridon S.A. (Europe), a French corporation and Hybridon Canada, Inc. (an inactive majority-owned subsidiary). The consolidated financial statements also reflect the Company's 49% interest in MethylGene, Inc. (MethylGene), a Canadian corporation which is accounted for under the equity method (See Note 12). All material intercompany balances and transactions have been eliminated in consolidation.

       (d)    Cash Equivalents and Short-Term Investments

              The Company applies Statement of Financial Accounting Standards
              (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity securities. These securities include cash equivalents and short term investments. At December 31, 1995 and 1996, the Company has classified all investments as held-to-maturity. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments mature within one year of the balance sheet date. Cash and cash equivalents and

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (d)    Cash Equivalents and Short-Term Investments (Continued)

              short-term investments at December 31, 1995 and 1996 consisted of the following (at amortized cost, which approximates fair market value):


                                                                          DECEMBER 31,
                                                                      1995          1996

              Cash and Cash Equivalents-
                 Cash and money market funds                       $5,284,262   $10,144,367
                 U.S. government securities                                 -     2,489,375
                                                                   ----------   -----------

                       Total Cash and Cash Equivalents             $5,284,262   $12,633,742
                                                                   ==========   ===========

              Short-Term Investments-
                 U.S. government securities                        $        -   $ 3,785,146
                                                                   ==========   ===========

       (e)    Depreciation and Amortization

              Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                                                       ESTIMATED
                  ASSET CLASSIFICATION                USEFUL LIFE

              Laboratory equipment                         5 Years
              Leasehold improvements                 Life of lease
              Equipment under capital lease                5 Years
              Office equipment                           3-5 Years
              Furniture and fixtures                       5 Years

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (f)    Accrued Expenses

              Accrued expenses on the accompanying consolidated balance sheets consist of the following:

                                                               DECEMBER 31,
                                                           1995         1996

              Payroll and related costs                 $1,327,057   $1,593,451
              Outside research and clinical costs        1,132,860    1,381,124
              Professional and consulting fees             214,788      390,440
              Construction costs                           205,920            -
              Other                                        574,000      825,751
                                                        ----------   ----------

                                                        $3,454,625    4,190,766
                                                        ==========   ==========

       (g)    Revenue Recognition

              The Company has recorded revenue under the consulting and research agreements discussed in Notes 6 and 7. Revenue is recognized as earned on a straight-line basis over the term of the agreement, which approximates when work is performed and costs are incurred. Revenues from product sales are recognized when the products are shipped. Product revenue for the year ended December 31, 1996 represents revenues from the sale of DNA and reagent products manufactured on a custom contract basis by HSPD.

       (h)    Research and Development Expenses

              The Company charges research and development expenses to operations as incurred.

       (i)    Patent Costs

              The Company charges patent expenses to operations as incurred.

       (j)    Reclassifications

              Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the current periods presentation.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(3)    NOTES RECEIVABLE FROM OFFICERS

       At December 31, 1995, and 1996 the Company had notes receivable, including accrued interest, from officers of $308,133, and $317,978 respectively. The notes bear interest at rates varying between 6% and 6.5% per annum and mature at various dates through April 2001.

(4)    RESTRICTED CASH

       At December 31, 1995, the Company classified $225,000 as restricted cash related to the lease of its manufacturing plant discussed in Note 5(b). The restricted cash was in the form of a two-year letter of credit held in escrow until June 1996 in favor of the lessor of the manufacturing facility. In addition at December 31, 1995 and 1996, the Company had $800,856 and $437,714, respectively, in restricted cash related to the capital lease obligations as discussed in Note 5(c). The Company's cash balances may become subject to restrictions in accordance with the terms of its note payable to a bank (see Note 5(a)).

(5)    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

       (a)    Note Payable to a Bank

              In December 1996, the Company entered into a four year $7,500,000 note payable with a bank. The note bears interest at either the bank's prime rate plus 1% or LIBOR plus 3.5% (9.25% at December 31, 1996), at the Company's election. The note is payable in 59 equal installments or $62,500 commencing on February 1, 1997 with a balloon payment of $3,812,500, due on January 1, 2002. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The Company has secured the obligations under the note with a lien on all of its assets. If, at specified times, the Company's minimum liquidity is less than $15,000,000, $10,000,000, or $5,000,000, the Company is required to pledge cash collateral to the bank equal to 25%, 50% or 100%, respectively, of the then outstanding balance under the note, pursuant to a cash pledge agreement. The notes also contain certain non-financial covenants. Also, in connection with the note, the Company issued 5 year warrants to purchase 65,000 shares of common stock at an exercise price of $6.90 per share. These warrants are fully exercisable at December 31, 1996.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(5)    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

       (b)    Note Payable to Landlord

              In December 1994, the Company issued a $750,000 promissory note to its landlord to fund specific construction costs associated with the development of its manufacturing plant in Milford, Massachusetts. The promissory note bears interest at 13% per annum and is to be paid in equal monthly installments of principal and interest over the remainder of the 10-year lease term.

       (c)    Capital Lease Obligations

              The Company has entered into various capital leases for equipment. Under a lease line agreement with a leasing company, the Company can borrow up to $1,200,000. In 1994, the Company borrowed $1,073,000 under this agreement as a part of a sale/leaseback transaction. These amounts are subject to interest at an effective rate of 4.29% and are being paid in equal installments of principal and interest over 48-months through June 1998.

              In connection with this lease agreement, the Company is required to maintain a certain amount of cash in escrow as collateral. At December 31, 1996, the Company had $437,714 in escrow related to the agreement.

              In December 1996, the Company sold certain laboratory equipment to a leasing company, at its original cost of $1,722,333 under a $2,800,000 lease line. In connection with this transaction, the Company entered into a capital lease to lease the equipment from this leasing company for 48 monthly payments ranging from $36,169 to $49,948. The sale of the equipment resulted in a gain of $291,960 which has been offset against the cost of the asset in the accompanying consolidated balance sheet and will be amortized over the life of the lease.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(5)    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

       Future minimum payments due under various notes payable and capital lease obligations are as follows at December 31, 1996:

        CALENDAR YEAR                                      AMOUNT

        1997                                            $ 1,495,389
        1998                                              1,444,345
        1999                                              1,420,324
        2000                                              1,328,882
        2001                                                841,832
        Thereafter                                        4,112,956
                                                        -----------

                 Total minimum lease payments            10,643,728

        Less--Amount representing interest                  303,365
                                                        -----------
                 Principal obligations                   10,340,363

        Less--Current portion                             1,308,511
                                                        -----------
                                                        $ 9,031,852
                                                        ===========

(6)    G.D. SEARLE & CO. AGREEMENT

       In January 1996, the Company and G.D. Searle & Co. (Searle) entered into a collaboration relating to research and development of therapeutic antisense compounds directed at up to eight molecular targets in the field of inflammation/immunomodulation (the Searle Field).

       Pursuant to the collaboration, the parties are conducting research and development relating to a compound directed at a molecular target in the Searle Field designated by Searle. In this project, Searle is funding certain research and development efforts by the Company, and each of Searle and the Company have committed certain of its own personnel to the collaboration. The initial phase of research and development activities relating to the initial target will be conducted through the earlier of
       (i) the achievement of certain product candidate milestones or (ii) 36 months after commencement of the collaboration, subject to early termination by Searle (although in any event Searle is required to pay 18 months of research and development funding). The parties may extend the initial collaboration by mutual agreement, including agreement as to additional research funding by Searle.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(6)    G.D. SEARLE & CO. AGREEMENT (Continued)

       In addition, Searle has the right, at its option, to designate up to six additional molecular targets in the Searle Field (the Additional Targets) for collaborative research and development with the Company on terms substantially consistent with the terms of the collaboration applicable to the initial molecular target. This right is exercisable by Searle with respect to each of the Additional Targets upon the payment by Searle of certain research payments (beyond the project-specific payments relating to the particular Additional Target) and the purchase of additional common stock from the Company by Searle (at the then fair market value). The aggregate amount to be paid by Searle for such research payments and equity investment in order to designate each of the Additional Targets is $10,000,000 per Additional Target. In the event that Searle designates all of the Additional Targets, the aggregate amount to be paid by Searle for research payments will be $24,000,000, and the aggregate amount to be paid by Searle in equity investment will be $36,000,000. If Searle has not designated all of the Additional Targets by the time it advances the product candidate for the initial molecular target to certain stages of preclinical development, Searle will be required to purchase an additional $10,000,000 of common stock (at the then fair market value) on specified dates in order to maintain its right to designate any of the Additional Targets that it has not yet designated. The payment for any such common stock will be creditable against the equity investment portion of the payments to be made by Searle with respect to the designation of any of the Additional Targets that Searle has not yet designated.

       Searle also has the right, at its option, to designate a molecular target in the Searle Field to develop a therapeutic agent for cancer that acts through immunomodulation (the Searle Cancer Target) for collaborative research and development with the Company on terms substantially consistent with the terms of the collaboration applicable to the initial molecular target. At the time of such designation, Searle will be required to make certain research payments to the Company and purchase additional common stock from the Company (at the then fair market value). The aggregate amount to be paid by Searle for such research payments and equity investment will range from $12,000,000 (composed of $5,000,000 in research payments and $7,000,000 in equity investment) if the Searle Cancer Target is designated in 1997 to $26,000,000 (composed of $21,000,000 in research payments and $5,000,000 in equity investment) if the Searle Cancer Target is designated in 2000.

       Searle has exclusive rights to commercialize any products resulting from the collaboration. If Searle determines, in its sole discretion, to commercialize a product, Searle will fund and perform preclinical tests and clinical trials of the product candidate and will be responsible for regulatory approvals for and marketing of the product. In certain instances and for specified periods of time, the Company has agreed to perform research and development work in the Searle Field exclusively with Searle. In addition, as to each product candidate, the Company will be entitled to milestone payments from Searle totaling up to an aggregate of $10,000,000 upon the achievement of certain development benchmarks. The Company also will be entitled to royalties from net sales of products resulting from the

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(6)    G.D. SEARLE & CO. AGREEMENT (Continued)

       collaboration. Subject to satisfying certain conditions relating to its manufacturing capacities and capabilities, the Company will retain manufacturing rights, and Searle will be required to purchase its requirements of products from the Company on an exclusive basis at specified transfer prices. Upon a change in control of the Company, Searle would have the right to terminate the Company's manufacturing rights, although the royalty payable would be increased in such event.

       Under the collaboration, in the event that Searle designates (and makes the required payments and equity investments for) all of the Additional Targets or in certain other instances relating to Hybridon's failure to satisfy certain requirements relating to its manufacturing capacities and capabilities, Searle will have the right, exercisable in its sole discretion, to require Hybridon to form a joint venture with Searle for the development of products in the Searle Field (other than products relating to molecular targets that have already been designated by Searle) to which each party will contribute $50,000,000 in cash, although the Company's cash contribution would be reduced by the value of the technology and other rights contributed by the Company to the joint venture. The Company and Searle would each own 50% of the joint venture, although Searle's ownership interest in the joint venture would increase based upon a formula to up to a maximum of 75% if the joint venture is established in certain instances relating to the Company's failure to satisfy certain requirements relating to its manufacturing capacities and capabilities.

       As of December 31, 1996, the Company has received $400,000 in research and development revenues from Searle. Under the collaboration, Searle also purchased 1,000,000 shares of common stock in the Company's initial public offering of common stock at the initial public offering price as discussed in Note 13(b).

(7)    F. HOFFMANN-LA ROCHE LTD. COLLABORATION

       In December 1992, the Company and Roche entered into a collaboration involving the application of Hybridon's antisense oligonucleotide chemistry to the development of compounds for the treatment of hepatitis B, hepatitis C and human papilloma virus.

       Under this collaboration, Roche funded research and development efforts relating to the collaboration and committed personnel of its own to the collaboration. In 1995, Roche notified the Company that it had selected an antisense oligonucleotide directed at hepatitis C as a lead compound for further development and made a milestone payment to the Company in connection with such designation. In the third quarter of 1996, Roche notified the Company that it had selected an antisense oligonucleotide directed at human papilloma virus as a lead compound for further development, and in the fourth quarter of 1996, made a milestone payment to the Company in connection with such designation. At such time, Roche also notified the Company that Roche had elected not to continue the hepatitis B

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(7)    F. HOFFMANN-LA ROCHE LTD. COLLABORATION (Continued)

       program under the research and development collaboration. As a result, in light of the selection by Roche of lead compounds directed at hepatitis C and human papilloma virus for further development and its determination to discontinue the hepatitis B program, Roche notified the Company that Roche was exercising its option to terminate the research and development phase of the collaboration as of March 31, 1997. The Company and Roche are engaged in ongoing discussions as to the manner in which they will collaborate in connection with the further development of the two antisense oligonucleotides that have been selected by Roche as lead compounds.

       The Company had licensed to Roche any products resulting from the collaboration on a royalty-bearing, worldwide exclusive basis. Subject to compliance with certain production cost requirements, Roche is required to purchase from the Company, and the Company is required to supply to Roche, Roche's requirements of products at specified transfer prices. The Company has recorded $1,032,083, $1,186,124, and $1,019,389 of research and development revenue related to this collaboration in the years ended December 31, 1994, 1995, and 1996, respectively.

       In conjunction with the Roche Collaboration, Roche purchased 818,390 shares of common stock for $6,000,000. Roche was also issued five-year warrants for the purchase of 551,724 shares of common stock at an initial price of $11.50 per share, such exercise price increases commencing on August 12, 1995 on an annual basis at a compound rate of 25%. At December 31, 1996, the exercise price of these warrants are $17.969 per share. The warrants expire on February 12, 1998 (subject to early expiration if the Roche Collaboration is terminated).

(8)    MEDTRONIC, INC. COLLABORATIVE STUDY AGREEMENT

       In May 1994, the Company and Medtronic, Inc. (Medtronic) entered into a collaborative study agreement (the Medtronic Agreement) involving the development of antisense compounds for the treatment of Alzheimer's disease and a drug delivery system to deliver such compounds into the central nervous system. The Company will be responsible for the development of, and hold all rights to, any drug developed pursuant to this collaboration, and Medtronic will be responsible for the development of, and hold all rights to, any delivery system developed pursuant to this collaboration. The parties may extend this collaboration by mutual agreement to other neurodegenerative disease targets. The research and development to be conducted is determined and supervised by a committee comprised of an equal number of designees of the Company and Medtronic. As part of the Medtronic Agreement, Medtronic purchased 658,333 shares of common stock for $5,000,000. In addition, the Company issued to Medtronic, Inc. a warrant expiring on May 10, 1997 to purchase 53,333 shares of common stock at $7.50 per share.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(9)    LICENSING AGREEMENT

       The Company has entered into a licensing agreement with the Worcester Foundation for Biomedical Research, Inc. (the Worcester Foundation), under which the Company has received exclusive licenses to technology in certain patents and patent applications. The Company is required to make royalty payments based on future sales of products employing the technology or falling under claims of a patent, as well as a specified percentage of sublicense income received related to the licensed technology. Additionally, the Company is required to pay an annual maintenance fee through the life of the patents. In addition, in the year ended December 31, 1993, the terms of the license agreement were amended and, in conjunction with such amendment, the Company agreed to make a $500,000 contribution to the Worcester Foundation. The Company paid $210,000 in both 1993 and 1994; the remaining $80,000 was paid in 1995. The Company expensed the $500,000 contribution in the year ended December 31, 1993.

(10)   PHARMACIA BIOTECH, INC. AGREEMENT

       In December 1994, the Company and Pharmacia Biotech, Inc. (Pharmacia) entered into a collaboration involving the design and development of a large-scale oligonucleotide synthesis machine. Following completion of the machine, the collaboration expired in December 1996, and Pharmacia retained the right to sell the machine to third parties, subject to an obligation to pay the Company royalties on such third party sales. For the year ended December 31, 1996, the Company has received $62,321 of royalty income related to such third party sales.

(11)   PERKIN-ELMER CORPORATION SUPPLY AGREEMENT

       In September 1996 the Company and the Applied Biosystems Division of Perkin-Elmer signed a four year sales and supply agreement under which Perkin-Elmer agreed to refer potential customers to HSPD for the manufacture of custom oligonucleotides and the Company agreed that amidites for the manufacture of these oligonucleotides are purchased from Perkin-Elmer and a percentage of the sales price will be paid to Perkin-Elmer. In addition, Perkin-Elmer licensed to the Company its oligonucleotide synthesis patents and agreed to discuss a future collaboration with respect to the development, marketing and distribution of the Company's proprietary intermediates.

(12)   INVESTMENT IN METHYLGENE, INC.

       In January 1996, the Company and certain institutional investors formed a Quebec company, MethylGene, Inc. (MethylGene) to develop and market certain compounds and procedures to be agreed upon by the Company and MethylGene.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(12)   INVESTMENT IN METHYLGENE, INC. (Continued)

       The Company has granted to MethylGene exclusive worldwide licenses and sublicenses in respect of certain technology relating to the methylgene fields. These fields are defined as (i) antisense compounds to inhibit DNA methyltransferase for the treatment of cancers, (ii) other methods of inhibiting DNA methyltransferase for the treatment of any indications, and (iii) antisense compounds to inhibit a second molecular target other than DNA methyltransferase for the treatment of cancers, to be agreed upon by the Company and MethylGene. In addition, the Company and MethylGene have entered into a supply agreement pursuant to which MethylGene is obligated to purchase from the Company all required formulated bulk oligonucleotides at specified transfer prices.

       The Company acquired a 49% interest in MethylGene for approximately $734,000, and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. The institutional investors have the right to exchange all (but not less than all) of their shares of stock in MethylGene for an aggregate of 500,000 shares of Hybridon common stock (subject to adjustment for stock splits, stock dividends and the like). This option is exercisable only during a 90-day period commencing on the earlier of the date five years after the closing of the institutional investors' investment in MethylGene or the date on which MethylGene ceases operations. This option terminates sooner if MethylGene raises certain additional amounts of equity or debt financing or if MethylGene enters into a corporation collaboration that meets certain requirements. The Company is accounting for its investment in MethylGene under the equity method and, due to the existence of the investors exchange rights, the Company has recorded 100% of MethylGene's losses in the accompanying consolidated statement of operations.

(13)   STOCKHOLDERS' EQUITY

       (a)    Common Stock

              The Company has 100,000,000 authorized shares of common stock, $.001 par value, of which 25,146,577 shares were issued and outstanding at December 31, 1996. Upon the consummation of the Company's initial public offering of common stock in February 1996 all outstanding shares of preferred stock converted into 16,856,649 shares of common stock.

       (b)    Initial Public Offering

              On February 2, 1996, the Company completed its initial public offering of 5,750,000 shares of common stock at $10.00 per share. The sale of common stock resulted in net proceeds to the Company of approximately $52,231,000 after deducting expenses related to the offering.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


(13)   STOCKHOLDERS' EQUITY (Continued)

       (c)    Warrants

              The Company has the following warrants outstanding for the purchase of common stock:

                                                                 EXERCISE PRICE
                                                                    PER SHARE
              EXPIRATION DATE                        SHARES

              February 12, 1998                        551,724       $17.97
              March 31, 1998- October 25, 2000       4,769,670        10.00
              November 10, 1997                        350,000         9.50
              May 10, 1997- February 28, 2000          955,459         7.50
              December 31, 2001                         65,000         6.90
              September 16, 1997                       603,689         5.50
                                                     ---------       ------

                                                     7,295,542
                                                     =========

              Average price per share                                $ 9.85
                                                                     ======

              In connection with the Roche Collaboration, the Company issued Roche five-year warrants for the purchase of 551,724 shares of common stock at an initial exercise price of $11.50 per share, such exercise price increases commencing on August 12, 1995 on an annual basis at a compound rate of 25% ($17.97 at December 31, 1996). The warrants expire on February 12, 1998, subject to earlier expiration if the Roche Collaboration is terminated.

              In connection with the Medtronic Agreement, the Company issued Medtronic, Inc. a three-year warrant for the purchase of 53,333 shares of common stock at $7.50 per share.

              As a component of the sale of preferred stock in 1994 and 1995, the Company issued to the investors in such offering warrants for the purchase of 2,927,124 shares of common stock at $8.00 to $10.00 per share. Warrants to purchase 1,656,910 shares of common stock at an exercise price of $10.00 per share expire on March 31, 1998, and the remaining warrants for the purchase of 1,270,214 shares of common stock at an exercise price of $8.00 per share expire on October 25, 1996. During 1996, 396,336 of the $8.00 warrants were exercised and the unexercised $8.00 warrants expired on October 25, 1996.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(13)   STOCKHOLDERS' EQUITY (Continued)

       (c)    Warrants (Continued)

              Five-year warrants to purchase 1,843,100 shares of common stock at $10.00 per share were issued in 1994 and 1995 as a component of the compensation for services of several placement agents of the Company's convertible preferred stock. Of these warrants, 1,521,674 were issued to a company that is controlled by two directors of the Company (See Note 14(b)). The remaining 321,426 warrants were issued to various other companies that acted as placement agents.

              All of the warrants included in the aforementioned table are exercisable as of December 31, 1996 except for the warrants to purchase 500,000 shares at $10.00 per share which expire on February 4, 1999; these warrants became exercisable subsequent to December 31, 1996.

              In addition, warrants for common stock may be issued under a certain consulting agreement if the Company meets certain product registration requirements in any of certain European countries prior to December 31, 1997. These warrants have not been included in the aforementioned table.

       (d)    Stock Options

              In 1990 and 1995, the Company established the 1990 Stock Option Plan (the 1990 Option Plan) and the 1995 Stock Option Plan (the 1995 Option Plan), respectively, which provide for the grant of incentive stock options and nonqualified stock options. Options granted under these plans vest over various periods and expire no later than 10 years from the date of grant. However, under the 1990 Option Plan in the event of a change in control (as defined in the 1990 Plan), the exercise dates of all options then outstanding shall be accelerated in full and any restrictions on exercising outstanding options issued pursuant to the 1990 Option Plan shall terminate. In October 1995, the Company terminated the issuance of additional options under the 1990 Option Plan. As of December 31, 1996, options to purchase a total of 3,356,840 shares of common stock remained outstanding under the 1990 Option Plan.

              A total of 3,500,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1995 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(13)   STOCKHOLDERS' EQUITY (Continued)

       (d)    Stock Options (Continued)

              case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed 10 years). As of December 31, 1996, options to purchase a total of 2,280,100 shares of common stock remained outstanding under the 1995 Option Plan.

              In October 1995, the Company adopted the 1995 Director Stock Option Plan (the Director Plan). A total of 250,000 shares of common stock may be issued upon the exercise of options granted under the Director Plan. Under the terms of the Director Plan, options to purchase 5,000 shares of common stock were granted to eligible directors upon the closing of the Company's initial public offering at the fair market value of the common stock on the date of the closing. Thereafter, options to purchase 5,000 shares of common stock will be granted to each eligible director on May 1 of each year commencing in 1997. All options will vest on the first anniversary of the date of grant or, in the case of annual options, on April 30 of each year with respect to options granted in the previous year. As of December 31, 1996, options to purchase a total of 45,000 shares of common stock remained outstanding under the Director Plan.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(13)   STOCKHOLDERS' EQUITY (Continued)

       (d)    Stock Options (Continued)

              All stock option activity since inception is summarized as follows:

                                                                                                     WEIGHTED
                                                                     NUMBER       EXERCISE PRICE   AVERAGE PRICE
                                                                   OF SHARES        PER SHARE        PER SHARE

                 Options granted                                     334,700     $             -       $   -
                 Options exercised                                  (167,300)                  -           -
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1990                         167,400                   -           -
                 Options granted                                       8,500                   -           -
                 Options terminated                                   (2,700)                  -           -
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1991                         173,200                   -           -
                 Options granted                                     962,702       .25  -   5.00        1.98
                 Options exercised                                  (173,075)        -      1.00         .02
                 Options terminated                                  (24,325)      .50  -   1.00         .56
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1992                         938,502         -      5.00        2.01
                 Options granted                                   1,440,538      3.50  -  12.50        8.38
                 Options exercised                                   (43,625)        -      1.00         .61
                 Options terminated                                 (126,375)        -     10.00         .79
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1993                       2,209,040         -     12.50        6.26
                 Options granted                                     672,500      5.00  -   7.00        5.33
                 Options exercised                                   (24,000)        -      1.00         .56
                 Options terminated                                  (75,000)        -      5.00        3.83
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1994                       2,782,540         -     12.50        6.10
                 Options granted                                   2,035,538      7.50  -  10.00        7.55
                 Options exercised                                   (29,400)      .50  -   5.00        1.41
                 Options terminated                               (1,097,641)      .50  -  12.50        9.82
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1995                       3,691,037         -     10.00        5.83
                 Options granted                                   2,380,100      5.00  -  13.12        9.91
                 Options exercised                                  (288,700)        -      7.50        3.77
                 Options terminated                                 (100,497)     5.00  -  11.57        8.04
                                                                  ----------     ---------------       -----

              Outstanding, December 31, 1996                       5,681,940     $ .25  -  13.12       $7.61
                                                                  ==========     ===============       =====

              Exercisable, December 31, 1996                       3,114,650     $ .25  -  11.57       $6.51
                                                                  ==========     ===============       =====

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(13)   STOCKHOLDERS' EQUITY (Continued)

       (d)    Stock Options (Continued)

              In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has recorded compensation expense of $763,190 for options granted to non-employees. In addition, the Company has recorded $1,203,926 of deferred compensation related to these grants which will be amortized over the vesting period of the options.

              Options and warrants granted in 1995 and 1996 have been valued using the Black-Scholes option pricing model prescribed by SFAS
              No. 123. The weighted-average assumptions used for the year ended
              December 31, 1995 and 1996 are as follows:

                                                        DECEMBER 31,
                                                   1995              1996

              Risk free interest rate              6.41%             6.14%
              Expected dividend yield                -                 -
              Expected lives                     6 Years           6 Years
              Expected volatility                    60%               60%

              The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(13)   STOCKHOLDERS' EQUITY (Continued)

       (d)    Stock Options (Continued)

              Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and pro forma net loss per common share would have been affected as follows:

                                                                   DECEMBER 31,
                                                             1995               1996

              Net Loss:                  As Reported     $(34,546,676)      $(46,852,600)
                                                         ============       ============
                                         Pro Forma       $(41,447,381)      $(52,890,455)
                                                         ============       ============
              Net Loss
              Per Common Share:          As Reported     $      (2.13)      $      (1.93)
                                                         ============       ============
                                         Pro Forma       $      (2.56)      $      (2.18)
                                                         ============       ============

       (e)    Employee Stock Purchase Plan

              In October 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan), under which up to 500,000 shares of common stock may be issued to participating employees of the Company or its subsidiaries. All full-time employees of the Company, except those who would immediately after the grant own 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary, are eligible to participate.

              On the first day of a designated payroll deduction period (the Offering Period), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of common stock as follows: the employee may authorize an amount (a whole percentage from 1% to 10% of such employee's regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which is more than 15% of the employee's annualized base pay divided by 85% of the market value of a share of common stock on the commencement date of the Offering Period. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering. No shares have been issued under the Plan.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(14)   COMMITMENTS

       (a)    Operating Leases

              The Company has entered into a lease for a production plant in Milford, Massachusetts. The lease has a 10-year term, which commenced on July 1, 1994, with certain extension options. In addition, the Company entered into a nine-year lease for office space in Paris, France, commencing on May 1, 1994. The Company previously occupied office and laboratory space at the Massachusetts Biotechnology Research Park in Worcester, Massachusetts. The Company's extended lease agreement expired in February 1997, at which time the Company moved to a new facility, described below.

              On February 4, 1994, the Company entered into a lease for an approximately 90,000-square-foot building in Cambridge, Massachusetts. In 1996, this lease was amended as discussed below and is herein referred to as the Cambridge Lease. The Cambridge Lease is with a partnership that is affiliated with three directors of the Company. The Cambridge Lease has an initial term of 10 years, commencing February 1, 1997, and may be extended for three additional five-year terms at the option of the Company. The Cambridge Lease provides for annual rent of $37.79 per square foot for the first five years and $41.57 per square foot for the second five years. As compensation for arranging this lease, the Company issued Pillar Limited (see Note 14(b)) five-year warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $10.00 per share. These warrants become exercisable subsequent to December 31, 1996 and are exercisable through February 4, 1999.

              Under the terms of the Cambridge Lease, the Company elected to treat $5,450,000 of its payments for a portion of the costs of the construction of the leased premises (primarily relating to tenant improvements) as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership Interest). The Company's Partnership Interest represents a 32.15% interest in the Cambridge Landlord. The Company's right to receive distributions of cash generated from operations or from any sale or refinancing of the property would be subordinate to the distribution to certain other limited partners of priority amounts currently totaling approximately $6,500,000 (approximately $3,500,000 of which is subject to annual increase at a rate of between 12% and 15% as a result of a cumulative return to one of the limited partners of the Cambridge Landlord). In the case of a sale or refinancing of the property, after payment of the priorities described in the preceding sentence, the Company would be entitled to a return of its capital contribution and, thereafter, to its pro rata share of the remaining funds available for distribution. The Company has the right, for a period of three years following completion of the building, to sell the Partnership Interest back to certain limited partners of the Cambridge Landlord for a price equal to the greater of

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(14)   COMMITMENTS (Continued)

       (a)    Operating Leases (Continued)

              (i) the total paid for the Partnership Interest ($5,450,000) or
              (ii) the fair market value of the Partnership Interest at the time. The assets of these limited partners are limited to their investment in the Cambridge Landlord.

              Future approximate minimum rent payments as of December 31, 1996, under the lease agreements discussed above are as follows:

              CALENDAR YEAR                 AMOUNT

              1996                       $ 4,072,000
              1997                         4,091,000
              1998                         4,109,000
              2000                         4,118,000
              2001                         4,127,000
              Thereafter                  20,930,000
                                         -----------

                                         $41,447,000
                                         ===========

              During the years ended December 31, 1994, 1995, 1996, facility rent expense was approximately $1,142,000, $2,142,000, and $2,352,000 respectively.

       (b)    Consulting Agreements with Affiliates of Stockholders and
              Directors

              The Company has entered into consulting agreements, stock placement agreements and an advisory agreement with several companies that are controlled by two shareholders and directors of the Company. The terms of the agreements with the affiliated companies, S.A. Pillar Investment N.V. (Pillar Investment), Pillar S.A. (formerly Commerce Consult S.A.) and Pillar Investment Limited (formerly Ash Properties Limited) (Pillar Limited), are described below.

              In March 1994, the Company entered into a consulting agreement with Pillar S.A., which was amended in March 1995 (the 1994 Pillar Consulting Agreement). Under the 1994 Pillar Consulting Agreement, the Company agreed to pay to Pillar S.A. cash compensation for financial advisory and managerial services in connection with the Company's overseas operations, including support services in connection with contracts, agreements and arrangements with the Agence Nationale de Recherches sur le SIDA (ANRS), and for overhead costs and reimbursement of certain authorized out-of-pocket expenditures. The Company is

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(14)   COMMITMENTS (Continued)

       (b) Consulting Agreements with Affiliates of Stockholders and Directors (Continued)

              committed to pay Pillar S.A. a monthly fee of approximately $96,000 with respect to this agreement. The agreement expires on February 28, 1997. For the years ended December 31, 1994, 1995 and 1996, the Company had expensed $830,000, $1,226,000 and $1,106,000 under this consulting agreement, respectively.

              In connection with the 1994 Pillar Consulting Agreement, the Company issued to Pillar S.A. two, five-year warrants to purchase up to 200,000 shares of the Company's common stock. The first warrant was issued on March 1, 1994 at an exercise price of $10.00 per share and will expire on February 28, 1999. This warrant vests in four equal quarterly installments in arrears commencing on March 1, 1994. The second warrant was issued on March 1, 1995 at an exercise price of $7.50 per share and will expire on February 28, 2000 and began vesting in four equal quarterly installments in arrears commencing on June 1, 1995.

              The 1994 Pillar Consulting Agreement also provides that if the Company obtains all necessary governmental and regulatory approvals for the commercial sale of an antisense drug for the treatment of AIDS and HIV infection (the Drug) in one or more of certain specified European countries prior to December 31, 1997, the Company will issue Pillar S.A. a five-year warrant to purchase a number of shares of common stock equal to 25,000 shares for each quarter sooner than the last quarter of 1997 in which the Company has approval for commercial sale of the Drug. The exercise price will be equal to the average closing price of a share of the Company's common stock for the 20 trading days preceding the last day of the quarter preceding the quarter in which the Drug is registered, or, if the Company's common stock is not publicly traded, the fair market value of one share of common stock as determined by the Company's Board of Directors. The Company will expense the fair market value of these warrants as they are earned by Pillar S.A. These warrants have not been included in the table in Note 13(c).

              All of the warrants issued to Pillar S.A. under the 1994 Pillar Consulting Agreements and certain other warrants previously issued to Pillar S.A. provide that within 15 days after the date of any exercise, in full or in part, Pillar S.A. will pay to the Company an amount in cash equal to the lesser of (i) 50% of all amounts paid to Pillar S.A. as compensation under the various Pillar S.A. consulting agreements and (ii) the positive difference, if any, between the aggregate fair market value of the shares of common stock purchased upon such exercise and the aggregate exercise price for such shares.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(14)   COMMITMENTS (Continued)

       (b) Consulting Agreements with Affiliates of Stockholders and Directors (Continued)

              On September 9, 1994, the Company entered into modifications to its arrangements with Pillar S.A. and its affiliates, including:
              (i) a reduction in the exercise price of certain warrants previously issued to $10.00 per share; (ii) an amendment to the terms of each of the warrants issued to Pillar S.A. and its affiliates described above to provide for cashless exercise in connection with a sale or change in control of the Company; (iii) a grant of additional five-year warrants (the "Additional Pillar Warrants") to purchase 114,000 shares of Common Stock at an exercise price of $10.00 per share; and (iv) an amendment to the 1994 Pillar Consulting Agreement to provide for (a) a fixed term of three years and (b) a right of first negotiation for Pillar S.A. to provide seed financing for any spin-offs by the Company which do not involve or relate to antisense therapeutic compounds.

              On July 8, 1995, the Company entered into an agreement (the Pillar Europe Agreement) with Pillar S.A. pursuant to which Pillar S.A. agreed to provide to the Company certain consulting, advisory and related services and serve as the Company's exclusive agent in connection with potential corporate partnerships in Europe and as a nonexclusive placement agent of the Company in connection with future private placements of securities of the Company for a period of two years. As discussed below, the Pillar Europe Agreement was significantly amended on November 1, 1995.

              The Company and Pillar S.A. agreed to modify the Pillar Europe Agreement to provide that (i) Pillar would cease to serve as the Company's exclusive agent in connection with potential corporate partnerships in Europe but would continue to serve as a nonexclusive agent in such respect; (ii) Pillar would receive a retainer of $26,470 per month for the balance of the term of the Pillar Europe Agreement; (iii) certain fees to be received by Pillar in connection with European license or collaboration agreements would only be payable to Pillar in connection with potential collaborations with five specified French pharmaceutical companies; and (iv) any compensation payable to Pillar S.A. in connection with its services with respect to other corporate collaborations or any placements of securities would be negotiated on a case-by-case basis and would be subject to the approval of the independent members of the Board of Directors of the Company. In consideration of such modification, the Company paid Pillar a fee totaling $300,000.

              Pillar Limited acted as a placement agent for the Company for certain sales of convertible preferred stock outside the United States and, in addition, provided the Company with certain financial advisory services with respect to the sale of such preferred stock outside the United States. In connection with such services, Pillar earned fees of $492,604 and $2,020,751 in the

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(14)   COMMITMENTS (Continued)

       (b) Consulting Agreements with Affiliates of Stockholders and Directors (Continued)

              years ended December 31, 1994 and 1995, respectively. Pillar received payment for such fees through $2,435,883 of cash payments and through the issuance of five-year warrants for the purchase of 2,191,334 shares of common stock at $10.00 per share, expiring on various dates beginning on July 14, 1998 through October 25, 2000.

       (c)    Other Research and Development Agreements

              The Company has entered into consulting and research agreements with the Foundation, universities, research and testing organizations and individuals, under which consulting and research support is provided to the Company. These agreements are for varying terms through and provide for certain minimum annual or per diem fees plus reimbursable expenses to be paid during the contract periods. Future minimum fees payable under these contracts as of December 31, 1996 are approximately as follows:

              CALENDAR YEAR                AMOUNT

              1997                       $2,096,000
              1998                          339,000
              1999                          211,000
              2000                           82,000
                                         ----------

                                         $2,728,000
                                         ==========

              Total fees and expenses under these contracts were approximately $2,715,000, $5,470,000, and $7,171,000 during the years ended
              December 31, 1994, 1995 and 1996 respectively.

       (d)    Employment Agreements

              The Company has entered into employment agreements with certain of its executive officers which provide for, among other things, each officer's annual salary, cash bonus, fringe benefits, and vacation and severance arrangements. Under the agreements, the officers are generally entitled to receive severance payments of two to three year's base salary.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(15)   INCOME TAXES

       The Company applies SFAS No. 109, Accounting for Income Taxes. At December 31, 1996, the Company had net operating loss and tax credit carryforwards for income tax purposes of approximately $138,191,000 and $2,989,000, respectively, available to reduce federal taxable income and federal income taxes, respectively. The Tax Reform Act of 1986 (the Act), enacted in October 1986, limits the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Act, which, as of December 31, 1996, have resulted in ownership changes in excess of 50%, as defined under the Act. The Company does not believe that such ownership changes will significantly impact the Company's ability to utilize the net operating loss and credit carryforwards existing at December 31, 1996. Ownership changes in future periods may limit the Company's ability to utilize net operating loss and tax credit carryforwards.

       The federal net operating loss carryforwards and tax credit carryforwards expire approximately as follows:

                                        NET
                                   OPERATING LOSS     TAX CREDIT
        EXPIRATION DATE            CARRYFORWARDS    CARRYFORWARDS

        December 31-
           2005                     $    666,000     $   15,000
           2006                        3,040,000         88,000
           2007                        7,897,000        278,000
           2008                       18,300,000        627,000
           2009                       25,670,000        689,000
           2010                       36,134,000        496,000
           2011                       46,484,000        796,000
                                    ------------     ----------

                                    $138,191,000     $2,989,000
                                    ============     ==========

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(15)   INCOME TAXES (Continued)

       The components of the deferred tax amounts, carryforwards and the valuation allowance are approximately as follows:

                                                        DECEMBER 31,
                                                    1995             1996

        Operating loss carryforwards            $ 36,664,000    $ 55,276,000
        Temporary differences                      1,108,000         851,000
        Tax credit carryforwards                   2,193,000       2,989,000
                                                ------------    ------------

                                                  39,965,000      59,116,000

        Valuation allowance                      (39,965,000)    (59,116,000)
                                                ------------    ------------

                                                $          -    $          -
                                                ============    ============

       A valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset. The net change in the total valuation allowance during the year ended December 31, 1996 was an increase of approximately $19,151,000.

(16)   EMPLOYEE BENEFIT PLAN

       On October 10, 1991, the Company adopted an employee benefit plan under
       Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. The Company is currently matching 50% of employee contributions to the plan, up to 6% of the employee's annual base salary, and charged to operations approximately $77,000, $125,000, and $224,000 for the years ended December 31, 1994, 1995, and 1996, respectively, for such matching contributions.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(17)   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

       The accompanying consolidated financial statements include the following noncash investing and financing activities:

                                                                                                     CUMULATIVE FROM
                                                                                                       MAY 25, 1989
                                                                                                      (INCEPTION) TO
                                                                   DECEMBER 31.                         DECEMBER 31,
                                                  ---------------------------------------------            1996
                                                     1994             1995             1996
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:
           Cash paid during the period for        $   69,045      $   172,757      $    124,052       $    365,854
           interest

        SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING ACTIVITIES:
           Purchase of property and equipment
             under capital leases                  1,343,720           90,562         1,722,333          3,229,868
                                                  ==========      ===========      ============       ============

        SUPPLEMENTAL DISCLOSURE OF NONCASH
        FINANCING ACTIVITIES:
           Issuance of Series C convertible
             preferred stock in exchange for
             convertible promissory notes         $        -      $         -      $          -       $  1,700,000
           Issuance of convertible promissory
             notes in exchange for
             subscriptions receivable                      -                -                 -            937,000
           Issuance of stock warrants in
             exchange for deferred financing               -                -                              238,000
             costs
           Issuance of Series D convertible
             preferred stock in exchange for
             convertible promissory notes and
             accrued interest                              -                -                 -          9,382,384
           Issuance of Series E convertible
             preferred stock in exchange for
             subscriptions receivable                      -                -                 -            555,117
           Issuance of Series F convertible
             preferred stock in exchange for
             subscriptions receivable                250,000                -                 -          2,535,000
           Issuance of Series G convertible
             preferred stock in exchange for
             subscriptions receivable                      -                -                 -            906,016
           Cancellation of warrants and
             reduction of deferred financing          68,000                -                 -             68,000
             costs
           Conversion of preferred stock into
             common stock                                  -                -           159,822            159,822
                                                  ==========      ===========      ============       ============

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
----------     -----------

       3.1**   Restated Certificate of Incorporation of the Registrant.

       3.2*    Amended  and Restated By-Laws of the Registrant.

       4.* Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

     +10.1* License Agreement dated February 21, 1990 and restated as of September 8, 1993 between the Registrant and the Worcester Foundation for Biomedical Research, Inc., as amended.

     +10.2* Patent License Agreement dated September 21, 1995 between the Registrant and National Institutes of Health.

     +10.3* License Agreement effective as of October 13, 1994 between the Registrant and McGill University.

     +10.4* License Agreement effective as of October 25, 1995 between the Registrant and The General Hospital Corporation.

     +10.5* License Agreement dated as of October 30, 1995 between the Registrant and Yoon S. Cho-Chung.

     +10.6* Agreement dated as of December 30, 1992 between the Registrant and Hoffmann- La Roche Inc.

     +10.7* Research and License Agreement effective as of December 30, 1992 between the Registrant and F. Hoffmann-La Roche Ltd.

     +10.8* Collaborative Study Agreement effective as of December 30, 1992 between the Registrant and Medtronic, Inc.

     +10.9* System Design and Procurement Agreement dated as of December 16, 1994 between the Registrant and Pharmacia Biotech, Inc.

     10.10* Lease dated April 9, 1992 between Worcester Business Development Corporation and the Registrant for offices and laboratory space located in Two Biotech Park, Worcester, Massachusetts.

     10.11* Lease dated February 15, 1991 between Worcester Business Development Corporation and the Registrant, as amended, for offices and laboratory space located in Three Biotech Park, Worcester, Massachusetts.

     10.12* Sublease dated November 1, 1994 between EcoScience Corporation and the Registrant, as amended, for offices and laboratory space located in Four Biotech Park, Worcester, Massachusetts.

     10.13* Lease dated March 10, 1994 between the Registrant and Laborer's Pension/Milford Investment Corporation for space located at 155 Fortune Boulevard, Milford, Massachusetts, including Note in the original principal amount of $750,000.

   10.14* Lease dated February 4, 1994 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

   10.15* Loan and Security Agreement dated as of March 29, 1991 between the Registrant and Technology Funding Secured Investors II.

   10.16* Series G Convertible Preferred Stock and Warrant Purchase Agreement dated as of September 9, 1994 among the Registrant and certain Purchasers, as amended (the "Series G Agreement").

   10.17* Registration Rights Agreement dated as of February 21, 1990 between the Registrant, the Worcester Foundation for Biomedical Research, Inc. and Paul C. Zamecnik.

   10.18* Registration Rights Agreement dated as of June 25, 1990 between the Registrant and Nigel L. Webb.

   10.19* Registration Rights Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

   10.20* Registration Rights Agreement dated as of February 6, 1992 between the Registrant and Anthony J. Payne.

 ++10.21*      1990 Stock Option Plan, as amended.

 ++10.22*      1995 Stock Option Plan.

 ++10.23*      1995 Director Stock Plan.

 ++10.24*      1995 Employee Stock Purchase Plan.

   10.25* Form of Warrant to purchase shares of Series C Convertible Preferred Stock originally issued to Pillar Investment Limited (formerly known as Ash Properties Limited), as amended.

   10.26* Form of Warrant to purchase shares of Common Stock issued in connection with the issuance of the Registrant's series of notes known as its 10% Convertible Subordinated Notes due September 16, 1993 and the Registrant's 10% Convertible Subordinated Note Due March 19, 1993, as amended.

   10.27* Warrant issued to Pillar S.A. to purchase up to 175,000 shares of Common Stock dated as of December 1, 1992, as amended.

   10.28* Warrant issued to F. Hoffmann-La Roche Ltd. to purchase 551,724 shares of Common Stock dated as of February 12, 1993.

   10.29* Form of Warrant originally issued to Pillar Investment Limited to purchase 427,126 shares of Common Stock dated as of February 15, 1993, as amended.

   10.30* Form of Warrant originally issued to Pillar Investment Limited to purchase 350,000 shares of Common Stock dated as of February 15, 1993, as amended.

   10.31* Warrant issued to Pillar Investment Limited to purchase 500,000 shares of Common Stock dated as of February 4, 1994, as amended.

   10.32* Form of Warrant issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of shares of Series F Convertible Preferred Stock and in consideration of financial advisory services, as amended.

   10.33* Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1994, as amended.

   10.34* Form of Warrant to purchase shares of Common Stock issued as part of the Units (as defined in the Series G Agreement) issued and sold to investors pursuant to the Series G Agreement on or prior to March 31, 1995, as amended.

   10.35* Form of Warrant to purchase shares of Common Stock issued as part of the Units issued and sold to investors pursuant to the Series G; Agreement after March 31, 1995.

   10.36* Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1995.

   10.37* Form of Warrant issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of Units pursuant to the Series G Agreement.

 ++10.38 Employment Agreement dated as of March 1, 1997 between the Registrant and E. Andrews Grinstead, III.

   10.39* Indemnification Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

 ++10.40 Employment Agreement dated as of March 1, 1997 between the Registrant and Anthony J. Payne.

   10.41* Indemnification Agreement dated as of February 6, 1992 between the Registrant and Anthony J. Payne.

 ++10.42 Employment Agreement dated March 1, 1997 between the Registrant and Dr. Sudhir Agrawal.

 ++10.43* Employment Agreement dated October 1, 1993 between the Registrant and Dr. Paul Schechter.

 ++10.44* Consulting Agreement dated as of February 21, 1990 between the Registrant and Dr. Paul C. Zamecnik.

   10.45* Consulting Agreement dated as of March 1, 1994 between the Registrant and Pillar S.A.

   10.46* Consulting Agreement dated as of July 8, 1995 between the Registrant and Pillar S.A., as amended.

   10.47* Master Lease Agreement dated as of March 1, 1994 between the Registrant and General Electric Capital Corporation.

   10.48* First Amendment to Lease dated as of November 30, 1995 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

  +10.49** Research, Development and License Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.

  +10.50** Manufacturing and Supply Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.

   10.51** Registration Rights Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.

   10.52** Second Amendment to Lease dated as of February 23, 1996 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

   10.53** Third Amendment to Lease dated as of February 28, 1996 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

   10.54 Fourth Amendment to Lease dated as of July 25, 1996 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

   10.55 Fifth Amendment to Lease dated as of March 14, 1997 between the Registrant and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

   10.56 Loan and Security Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

   10.57 Warrant issued to Silicon Valley Bank to purchase 65,000 shares of Common Stock dated as of December 31, 1996.

   10.58 Registration Rights Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

   10.59 Master Equipment Lease Agreement dated as of October 25, 1996 between the Registrant and Finova Technology Finance, Inc.

+++10.60 Supply and Sales Agreement dated as of September 1, 1996 between the Registrant and P.E. Applied Biosystems.

   11.         Computation of pro forma net loss per common share.

   21.*        Subsidiaries of the Registrant.

   23.1        Consent of Arthur Andersen LLP.

   23.2        Consent of Banner & Witcoff, Ltd.

   27          Financial Data Schedule [EDGAR]

--------------

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-99024).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

+ Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

+++ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.