Form 10-Q
period 1997-03-31
HYBRIDON INC
filed 1997-05-15
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


For the Quarter Ended:  March 31, 1997           Commission File Number 0-27352

                                 Hybridon, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                   04-3072298
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
organization or incorporation)

                               620 Memorial Drive
                               Cambridge, MA 02139
          (Address of principal executive offices, including zip code)


                                 (508) 752-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                    25,246,352
---------------------------------------         --------------------------------
                 Class                          Outstanding as of April 30, 1997

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF MARCH 31, 1997 AND
              DECEMBER 31, 1996 AND PROFORMA BALANCE SHEET AS OF MARCH 31, 1997

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
              ENDED MARCH 31, 1997 AND 1996 AND CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO MARCH 31, 1997

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
              ENDED MARCH 31, 1997 AND 1996, AND CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO MARCH 31, 1997

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                             ASSETS
                                                                         DECEMBER 31,           MARCH 31,              PRO FORMA
                                                                             1996                 1997              MARCH 31, 1997
                                                                                                                     (SEE NOTE 1)
CURRENT ASSETS:
   Cash and cash equivalents                                            $  12,633,742         $   2,489,882         $  49,489,882
   Short-term investments                                                   3,785,146                    --                    --
   Accounts receivable                                                        573,896               737,880               737,880
   Prepaid expenses and other current assets                                1,545,324             1,735,601             1,735,601
                                                                        -------------         -------------         -------------

         Total current assets                                              18,538,108             4,963,363            51,963,363
                                                                        -------------         -------------         -------------

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                   9,257,516             9,235,836             9,235,836
   Laboratory equipment                                                     5,884,861             6,096,150             6,096,150
   Equipment under capital leases                                           2,904,688             4,042,140             4,042,140
   Office equipment                                                         1,496,639             1,525,998             1,525,998
   Furniture and fixtures                                                     499,958               548,076               548,076
   Construction-in-progress                                                 2,193,400             5,739,721             5,739,721
                                                                        -------------         -------------         -------------
                                                                           22,237,062            27,187,921            27,187,921

   Less -- Accumulated depreciation and amortization                        6,596,294             7,823,430             7,823,430
                                                                        -------------         -------------         -------------
                                                                           15,640,768            19,364,491            19,364,491
                                                                        -------------         -------------         -------------
OTHER ASSETS:
   Restricted cash                                                            437,714               395,000               395,000
   Notes receivable from officers                                             317,978               320,282               320,282
   Deferred financing costs and other assets                                1,152,034               474,028             3,474,028
   Investment in real estate partnership                                    5,450,000             5,450,000             5,450,000
                                                                        -------------         -------------         -------------

                                                                            7,357,726             6,639,310             9,639,310
                                                                        -------------         -------------         -------------

                                                                        $  41,536,602         $  30,967,164         $  80,967,164
                                                                        =============         =============         =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease                  $   1,308,511             1,583,230             1,583,230
   obligations
   Accounts payable                                                         4,064,419             6,270,436             6,270,436
   Accrued expenses                                                         4,190,766             4,361,677             4,361,677
   Deferred revenue                                                            86,250                86,250                86,250
                                                                        -------------         -------------         -------------
         Total current liabilities                                          9,649,946            12,301,593            12,301,593
                                                                        -------------         -------------         -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                                                     9,031,852             9,500,463            59,500,463
                                                                        -------------         -------------         -------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -                                               --                                          --
     Authorized -- 5,000,000 shares at March 31, 1997
     Issued and outstanding -- None                                                --                                          --
   Common stock, $.001 par value -
     Authorized -- 100,000,000 shares
     Issued and outstanding -- 25,146,577 shares at December 31,
       1996, and 25,232,352 shares at March 31, 1997
       respectively                                                            25,147                25,233                25,233
   Additional paid-in capital                                             173,227,358           173,612,808           173,612,808
   Deficit accumulated during the development stage                      (149,193,775)         (163,211,408)         (163,211,408)
   Deferred Compensation                                                   (1,203,926)           (1,261,525)           (1,261,525)
                                                                        -------------         -------------         -------------
         Total stockholders' equity                                        22,854,804             9,165,108             9,165,108
                                                                        -------------         -------------         -------------

                                                                        $  41,536,602         $  30,967,164         $  80,967,164
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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                 CUMULATIVE FROM
                                                                                   MAY 25, 1989
                                                 THREE MONTHS ENDED                 (INCEPTION)
                                                      MARCH 31                           TO
                                             1997                 1996             MARCH 31, 1997
REVENUES:
   Research and development              $    593,900         $     259,350         $   5,148,163
    Product Revenue                           348,154                    --             1,428,329
   Interest income                            117,412               294,873             2,259,029
   Royalty and other income                        --                    --                62,321
                                         ------------         -------------         -------------

                                            1,059,466               554,223             8,897,842
                                         ------------         -------------         -------------

OPERATING EXPENSES:
   Research and development                11,476,439             7,383,297           130,108,337
   General and administrative               3,430,453             2,418,386            40,220,321
   Interest                                   170,207                39,604             1,780,590
                                         ------------         -------------         -------------

                                           15,077,099             9,841,287           172,109,248
                                         ------------         -------------         -------------

         Net loss                        $(14,017,633)        $  (9,287,064)        $(163,211,406)
                                         ------------         -------------         =============

NET LOSS PER COMMON SHARE
(Note 2)                                 $       (.56)        $        (.41)
                                         ============         =============

SHARES USED IN COMPUTING NET LOSS
PER COMMON SHARE (Note 2)                  25,224,728            22,708,394
                                         ============         =============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                             CUMULATIVE FROM
                                                                                                               MAY 25, 1989
                                                                            THREE MONTHS ENDED                (INCEPTION) TO
                                                                                  MARCH 31                        MARCH 31,
                                                                         1997                  1996                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(14,017,633)        $ (9,287,064)        $(163,211,406)
   Adjustments to reconcile net loss to net cash used in
   operating activities -
     Depreciation and amortization                                      1,227,136              499,930             7,924,871
     Issuance of common  stock for services rendered                      146,875                   --               146,875
     Compensation on grant of stock options, warrants and
       restricted stock                                                   133,859                   --             7,941,590
     Amortization of discount on convertible promissory
       notes payable                                                           --                   --               690,157
     Amortization of deferred financing costs                             274,800                   --               491,532
     Noncash interest on convertible promissory notes payable
                                                                               --                   --               260,799
     Changes in operating assets and liabilities -
       Accounts Receivable                                               (163,984)                  --              (737,880)
       Prepaid and other current assets                                  (190,277)          (1,079,723)           (1,735,600)
       Notes receivable from officers                                      (2,304)              (2,516)             (320,282)
       Amounts payable to related parties                                      --               73,000              (200,000)
       Accounts payable and accrued expenses                            2,376,928             (675,583)           10,632,113
       Deferred revenue                                                        --                   --                86,250
                                                                     ------------         ------------         -------------

              Net cash used in operating activities                   (10,214,600)         (10,471,956)         (138,030,981)
                                                                     ------------         ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in short-term investments                        3,785,146           (9,914,429)                   --
   Purchases of property and equipment, net                            (3,831,655)          (1,867,151)          (25,634,365)
   Decrease (increase)  in restricted cash and other assets               445,919               (3,827)           (1,218,264)
   Investment in real estate partnership                                       --           (2,911,456)           (5,450,000)
                                                                     ------------         ------------         -------------

              Net cash used in investing activities                       399,410          (14,696,863)          (32,302,629)
                                                                     ------------         ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock                       --                   --            96,584,154
   Proceeds from issuance of common stock related to stock
     options and restricted stock grants                                   47,203               43,750             1,221,805
   Proceeds from issuance of common stock related to stock
     warrants                                                                  --                   --             3,176,741
   Net proceeds from issuance of common stock                                  --           52,231,244            52,355,324
   Repurchase of common stock                                                  --                   --                  (263)
   Proceeds from notes payable                                                 --                   --             9,450,000
   Proceeds from issuance of convertible
     promissory notes payable                                                  --                   --             9,191,744
   Proceeds from long-term debt                                                --                   --               662,107
   Payments on long-term debt and capital leases                         (375,874)            (108,148)           (2,177,487)
   Proceeds from sale/leaseback                                                --                   --             2,795,516
   Decrease (increase) in deferred financing costs                             --              526,721              (436,149)
                                                                     ------------         ------------         -------------

              Net cash provided by financing activities                  (328,671)          52,693,567           172,823,492
                                                                     ------------         ------------         -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (10,143,861)          27,524,748             2,489,882

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         12,633,742            5,284,262                    --
                                                                     ------------         ------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  2,489,882         $ 32,809,010         $   2,489,882
                                                                     ============         ============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $    170,207         $     39,604         $   1,780,590
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

       On April 2, 1997, the Company issued $50,000,000 of 9% convertible subordinated notes (the Notes). Under the terms of the Notes, the Company must make semi-annual interest payments on the outstanding principle balance through the maturity date of April 1, 2004. If the Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The Notes are subordinate to substantially all of the Company's existing indebtedness. The Notes are convertible at any time prior to the maturity date at a conversion price equal to $7.0125, subject to adjustment under certain circumstances, as defined.

       Beginning April 1, 2000, the Company may redeem the Notes at its option for a 4.5% premium over the original issuance price, provided that from April 1, 2000 to March 31, 2001, the Notes may not be redeemed unless the closing price of the common stock equals or exceeds 150% of the conversion price for a period of at least 20 out of 30 consecutive trading days and the Notes are redeemed within 60 days after such trading period. The premium decreases by 1.5% each year through March 31, 2003. Upon a change of control of the Company, as defined, the Company will be required to offer to repurchase the Notes at 150% of the original issuance price.

       The unaudited pro forma consolidated balance sheet as of March 31, 1997 shows the financial position of the Company assuming the Notes were issued on March 31, 1997.

                         HYBRIDON, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)

(1)    ORGANIZATION (Continued)

       The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Net Loss per Common Share

       Net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding its initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and preferred and common stock warrants, has been included in the calculation of weighted average number of shares outstanding for the period from January 1, 1996 through February 2, 1996 (using the treasury-stock method and the initial public offering price of $10 per share). In addition, the calculation of the weighted average number of shares outstanding includes shares of common stock as if all shares of preferred stock were converted into common stock on the respective original dates of issuance.

                         HYBRIDON, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)


 (3)   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized cost, which approximates market value. Short-term investments mature within one year of the balance sheet date. Cash equivalents have original maturities of less than three months. Cash and cash equivalents and short-term investments at March 31, 1997 and December 31, 1996 consisted of the following:


                                                 March 31,        December 31,
                                                   1997               1996
          Cash and Cash Equivalents -
             Cash and money market funds        $ 1,492,184        $10,144,367
             U.S. government securities             997,698          2,489,375
                                                -----------        -----------

                                                $ 2,489,882        $12,633,742
                                                ===========        ===========
          Short-term Investments -
             U.S. government securities         $        --        $ 3,785,146
                                                ===========        ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged in the discovery and development of genetic medicines based primarily on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division.

The Company has incurred losses since its inception and expects to incur significant operating losses in the future. The Company expects that its research and development expenses will increase significantly during the balance of 1997 and in future years as it moves its principal research and development programs to more advanced preclinical studies, clinical trials and later phase clinical trials. In addition, the Company expects that its facilities costs will increase in 1997 and future years over 1996 levels as a result of the relocation of the Company's executive offices and its primary research and development laboratories to Cambridge, Massachusetts on February 1, 1997. The Company also expects that its personnel and patent costs will increase significantly in the future. Costs associated with the Company's patent applications are expected to increase as the Company continues to file and prosecute such applications. Patent costs also would increase significantly if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative losses from inception through March 31, 1997 of 163.2 million.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "may," and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is hereby incorporated herein by this reference.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

The Company had total revenues of $1,059,000 and $554,000 in the three months ended March 31, 1997 and 1996, respectively. Revenues from research and development collaborations were $594,000 and $259,000 for the three months ended March 31, 1997 and 1996, respectively. Revenues for the three month period ended March 31, 1997 and 1996 included payments earned under a collaborative agreement with F. Hoffmann-La Roche Ltd (Roche). For the three month period ended March 31, 1997, revenues also included payments under a collaborative agreement with
G. D. Searle & Co. (Searle). Revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division were $348,000 for the three month period ended March 31, 1997. Revenues from interest income were $117,000 and $295,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease in interest income in the three month period ended March 31, 1997 was the result of substantially lower cash balances available for investment during the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 during which the Company completed its initial public offering on February 2, 1996.

The Company had research and development expenses of $11,476,000 and 7,383,000 in the three months ended March 31, 1997 and 1996, respectively. The increase in research and development expenses for the three months ended March 31, 1997 reflects increased expenses related primarily to ongoing clinical trials of the Company's product candidates, including trials of two different formulations of GEM(R) 132 (an antisense compound for the treatment of systemic CMV and CMV Retinitis) which were initiated in the United States and Europe during the three months ended March 31, 1997. The increase also reflects increased expenses associated with salaries and related costs, facilities equipment costs related to additional laboratories, consulting and professional expense, expenses related to the production of GEM(R) 91 (an antisense oligonucleotide targeted at AIDS), and GEM(R) 132 and expenses for preclinical compounds. Research and development staffing and related costs increased significantly as the number of employees engaged in research and development activities increased by approximately 32% for the three month period ending March 31, 1997. The
Company expects to invest significant resources during the remainder of 1997 and in future years in connection with the ongoing clinical trials of GEM(R)91 and GEM(R)132, the performance of preclinical studies, and the preparation of IND applications and the initiation of clinical trials.

The Company had general and administrative expenses of $3,430,000 and $2,418,000 in the three months ended March 31, 1997 and 1996, respectively. The increase in general and administrative expenses for the three months ended March 31, 1997 was attributable primarily to an increase in expenses associated with the termination of certain financing activities, a one time expense associated with the Company's investment in MethylGene, consulting services and salaries and related costs.

The Company had interest expense of $170,207 and $40,000 in the three months ended March 31, 1997 and 1996, respectively. Interest expense for the three months ended March 31, 1997 and 1996 primarily consisted of interest incurred on borrowings to finance the purchase of property and equipment, and leasehold improvements. The increase in interest expense for the three months ended March 31, 1997 reflected an increase in the debt outstanding during the three months ended March 31, 1997. The Company's future interest expense will increase significantly in the future as a result of the issuance of $50,000,000 of 9% Convertible Subordinated Notes (the Notes) which was completed on April 2, 1997.

As a result of the above factors, the Company incurred net losses of $14,017,000 and $9,287,000 for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31,1997, the Company's net cash used in operating activity was $10,214,600, principally for use in the Company's ongoing research and development programs. The Company also increased its investment in property and equipment by $3,831,655, consisting primarily of costs associated with finishing the buildout of the Company's Milford manufacturing facility and costs associated with leasehold improvements and furnishings of the Cambridge facility which the Company moved into on February 1, 1997.

On April 2, 1997, the Company sold $50.0 million of Notes to certain investors. The Notes bear interest at a rate of 9% per annum and have a maturity date of April 1, 2004. Under the Notes, the Company is required to make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. The Notes are convertible at the option of the holder into the Company's Common Stock at any time prior to maturity, unless previously redeemed or repurchased by the Company under certain specified circumstances, at a conversion price of $7.0125 per share (subject to adjustment). In connection with the sale of the Notes, the Company also granted a 60-day option (which expires on May 25, 1997) to purchase up to an additional $10,000,000 principal amount of the Notes.

The Company had cash and cash equivalents of $2,490,000 at March 31, 1997. Based on its current operating plan, the Company believes that its existing capital resources, together with the committed collaborative research and development payments from Searle, anticipated sales of the Hybridon Specialty Products Division and margins on such sales, which are expected to increase significantly over historic levels, and the net proceeds from the sale of the Notes and the interest earned thereon, will be adequate to fund the Company's capital requirements through at least the first quarter of 1998.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical and clinical trials, sales of DNA products and reagents manufactured on a custom contract basis by the Hybridon Specialty Products Division and the margins on such sales, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, the ability of the Company to obtain third party financing for leasehold improvements and other capital expenditures and the cost of manufacturing scale-up and commercialization activities and arrangements.

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

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------

Item 1   None

Item 2   Changes in Securities


         During the quarter ended March 31, 1997, the Company issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         1. On January 20, 1997, the Company issued 25,000 shares of its Common Stock to an investment bank as compensation under a financial advisory services agreement entered into with such investment bank on such date.

         2. On January 25, 1997, the Company issued, for an aggregate purchase price of $9,075, 1650 shares of its Common Stock to one investor upon exercise by such investor of warrants to purchase Common Stock.


         The shares of Common Stock issued in the above transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.

Item 3-5 None

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  11       Computation of Net Loss Per Common Share.

                  27       Financial Data Schedule (EDGAR)

                  99 Pages 39-48 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).

         (b) No reports were filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

                                     -------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HYBRIDON, INC.


May 15, 1997                /s/ E. Andrews Grinstead III
----------------            -----------------------------------------------
Date                        E. Andrews Grinstead, III
                            Chairman, President and Chief Executive Officer
                            (Principal Executive Officer)


May 15, 1997                /s/ Anthony J. Payne
----------------            -----------------------------------------------
Date                        Anthony J. Payne
                            Senior Vice President of Finance and Administration
                            and Chief Financial Officer (Principal Financial
                            and Accounting Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX

                                     -------



11       Computation of Net Loss Per Common Share.


27       Financial Data Schedule (EDGAR)

99 Pages 39-48 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).