Form 10-Q
period 1997-06-30
HYBRIDON INC
filed 1997-08-14
CIK 861838

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 1997     Commission File Number 0-27352

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

                                 620 Memorial Drive
                                 Cambridge, MA 02139
                                 -------------------
            (Address of principal executive offices, including zip code)


                                   (617) 528-7000
                                 -------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X      NO
                                ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                      25,260,252
---------------------------------------                      ----------
               Class                             Outstanding as of July 31, 1997

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF JUNE 30, 1997 AND
            DECEMBER 31, 1996

         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 AND
            CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO JUNE 30,
            1997

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED JUNE 30, 1997 AND 1996, AND CUMULATIVE
            FROM MAY 25, 1989 (INCEPTION) TO JUNE 30, 1997

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         HYBRIDON, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



       ASSETS                                              JUNE 30,        DECEMBER 31,
                                                             1997              1996
CURRENT ASSETS:
  Cash and cash equivalents                             $   8,594,921     $  12,633,742
  Short-term investments                                   20,052,761         3,785,146
  Accounts receivable                                         644,505           573,896
  Prepaid expenses and other current assets                 1,660,867         1,545,324
                                                        -------------     -------------
     Total current assets                                  30,953,054        18,538,108
                                                        -------------     -------------

PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                   13,606,246         9,257,516
  Laboratory equipment                                      6,051,548         5,884,861
  Equipment under capital leases                            5,353,458         2,904,688
  Office equipment                                          1,760,020         1,496,639
  Furniture and fixtures                                      515,012           499,958
  Construction-in-progress                                  2,086,000         2,193,400
                                                        -------------     -------------
                                                           29,372,284        22,237,062
  Less--Accumulated depreciation and amortization           8,837,668         6,596,294
                                                        -------------     -------------
                                                           20,534,616        15,640,768
                                                        -------------     -------------
OTHER ASSETS:
  Restricted cash                                             350,000           437,714
  Notes receivable from officers                              322,641           317,978
  Deferred financing costs and other assets                 3,698,501         1,152,034
  Investment in real estate partnership                     5,450,000         5,450,000
                                                        -------------     -------------
                                                            9,821,142         7,357,726
                                                        -------------     -------------
                                                        $  61,308,812     $  41,536,602
                                                        =============     =============

       LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                           $   1,887,863     $   1,308,511
  Accounts payable                                          3,895,988         4,064,419
  Accrued expenses                                          3,786,842         4,190,766
  Deferred revenue                                                 --            86,250
                                                        -------------     -------------
     Total current liabilities                              9,570,693         9,649,946
                                                        -------------     -------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 NET OF CURRENT PORTION                                    10,019,593         9,031,852
                                                        -------------     -------------
CONVERTIBLE SUBORDINATED NOTES                             50,000,000                --
                                                        -------------     -------------

STOCKHOLDERS' EQUITY(DEFICIT):
  Preferred stock, $.01 par value-
   Authorized--5,000,000 shares
   Issued and outstanding--None                                    --                --
  Common stock, $.001 par value-
   Authorized--100,000,000 shares
   Issued and outstanding--25,250,252 shares
   at June 30, 1997, and 25,146,577 shares
   at December 31, 1996 respectively
                                                               25,250            25,147
 Additional paid-in capital                               173,636,989       173,227,358
 Deficit accumulated during the development stage        (180,736,741)     (149,193,775)
 Deferred Compensation                                     (1,206,972)       (1,203,926)
                                                        -------------     -------------
     Total stockholders' equity(deficit)                   (8,281,474)       22,854,804
                                                        -------------     -------------
                                                        $  61,308,812     $  41,536,602
                                                        =============     =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                          CUMULATIVE FROM
                                                                                                           MAY 25,1989
                                          THREE MONTHS ENDED                 SIX MONTHS ENDED              (INCEPTION)
                                                JUNE 30,                          JUNE 30,               TO JUNE 30, 1997
                                         1997             1996             1997             1996
REVENUES:
  Research and development           $    186,250     $    458,150     $    780,150     $     717,500     $   5,334,413
  Product Revenue                         727,704               --        1,075,858                --         2,156,033
  Interest income                         486,502          340,622          603,914           635,495         2,745,531
  Royalty and other income                 14,971           62,321           14,971            62,321            77,292
                                     ------------     ------------     ------------     -------------     -------------

                                        1,415,427          861,093        2,474,893         1,415,316        10,313,269
                                     ------------     ------------     ------------     -------------     -------------

OPERATING EXPENSES:
  Research and development             14,969,366        9,700,841       26,445,805        17,084,138       145,077,705
  General and administrative            2,524,046        2,804,907        5,954,499         5,223,293        42,744,367
  Interest                              1,447,348           29,978        1,617,555            69,581         3,227,938
                                     ------------     ------------     ------------     -------------     -------------

                                       18,940,760       12,535,726       34,017,859        22,377,012       191,050,010
                                     ------------     ------------     ------------     -------------     -------------

      Net loss                       $(17,525,333)    $(11,674,633)    $(31,542,966)    $ (20,961,696)    $(180,736,741)
                                     ------------     ------------     ------------     -------------     -------------

NET LOSS PER COMMON SHARE
(Note 2)                             $       (.69)    $       (.48)    $       (1.25)   $        (.89)
                                     ============     ============     ============     =============

SHARES USED IN COMPUTING NET LOSS
 PER COMMON SHARE (Note 2)             25,241,956       24,518,126       25,211,845        23,613,260
                                     ============     ============     ============     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED          CUMULATIVE FROM
                                                                                             JUNE 30,                MAY 25, 1989
                                                                                                                    (INCEPTION) TO
                                                                                                                        JUNE 30,
                                                                                      1997             1996              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(31,542,966)    $(20,961,696)    $(180,736,741)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                   2,241,374          985,840         8,939,109
    Issuance of common  stock for services rendered                                   146,875               --           146,875
    Compensation on grant of stock options, warrants and restricted stock             188,412               --         7,996,143
    Amortization of discount on convertible promissary notes payable                       --               --           690,157
    Amortization of deferred financing costs                                          250,395               --           467,127
    Noncash interest on convertible promissory notes payable                               --               --           260,799
    Changes in operating assets and liabilities-
      Accounts Receivable                                                             (70,609)              --          (644,505)
      Prepaid and other current assets                                               (108,610)        (931,251)       (1,653,933)
      Notes receivable from officers                                                   (4,663)          (4,953)         (322,641)
      Amounts payable to related parties                                                   --          (12,500)         (200,000)
      Accounts payable and accrued expenses                                          (572,356)        (269,454)        7,682,830
      Deferred revenue                                                                (86,250)              --                --
                                                                                 ------------     ------------     -------------
         Net cash used in operating activities                                    (29,558,398)     (21,194,014)     (157,374,780)
                                                                                 ------------     ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in short-term investments                                              (16,267,615)     (19,282,850)      (20,052,761)
  Purchases of property and equipment, net                                         (5,838,183)      (3,991,072)      (27,640,893)
  Decrease (increase)  in restricted cash and other assets                            133,878          184,588        (1,530,305)
  Investment in real estate partnership                                                    --       (4,230,539)       (5,450,000
                                                                                 ------------     ------------     -------------
         Net cash used in investing activities                                    (21,971,920)     (27,319,873)      (54,673,959)
                                                                                 ------------     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock                                    --               --        96,584,154
  Proceeds from issuance of common stock related to
    stock options and restricted stock grants                                          62,327          260,426         1,236,929
  Proceeds from issuance of common stock related to stock warrants                      9,075                          3,185,816
  Net proceeds from issuance of common stock                                               --       52,231,244        52,355,324
  Repurchase of common stock                                                               --               --              (263)
  Proceeds from notes payable                                                              --               --         9,450,000
  Proceeds from issuance of convertible promissory notes payable                   50,000,000                         59,191,744
  Proceeds from long-term debt                                                             --               --           662,107
  Payments on long-term debt and capital leases                                      (895,183)        (206,913)       (2,696,796)
  Proceeds from sale/leaseback                                                      1,165,236        2,042,811         3,960,752
  (Increase) decrease in deferred financing costs                                  (2,849,958)         526,721        (3,286,107)
                                                                                 ------------     ------------     -------------
         Net cash provided by financing activities                                 47,491,497       54,854,289       220,643,660
                                                                                 ------------     ------------     -------------
NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                              (4,038,821)       6,340,042         8,594,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     12,633,742        5,284,262                --
                                                                                 ------------     ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  8,594,921     $ 11,624,664     $   8,594,921
                                                                                 ============     ============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $    492,555     $     69,581     $   2,102,938
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

      The Company is in the development stage. Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division. As a result, although the Company has begun to generate revenues from its contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations.

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)


(3)   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized cost, which approximates market value. Short-term investments mature within one year of the balance sheet date. Cash equivalents have original maturities of less than three months. Cash and cash equivalents and short-term investments at June 30, 1997 and December 31, 1996 consisted of the following:


                                                        June 30,     December 31,
                                                         1997           1996
Cash and Cash Equivalents-
  Cash and money market funds                         $ 3,621,326    $10,144,367
  U.S. government securities                              974,701      2,489,375

  Commercial paper and certificates of deposit          3,998,894             --
                                                      -----------    -----------

                                                      $ 8,594,921    $12,633,742
                                                      ===========    ===========
Short-term Investments-
  U.S. government securities                          $         -    $ 3,785,146

  Commercial paper and certificates of deposit         20,052,761             --
                                                      -----------    -----------
                                                      $20,052,761    $ 3,785,146
                                                      ===========    ===========

(4)   CONVERTIBLE SUBORDINATED NOTES PAYABLE

      On April 2, 1997, the Company issued $50,000,000 of 9% convertible subordinated notes (the Notes). Under the terms of the Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The Notes are subordinate to substantially all of the Company's existing indebtedness. The Notes are convertible at any time prior to the maturity date at a conversion price equal to $7.0125, subject to adjustment under certain circumstances, as defined.

      Beginning April 1, 2000, the Company may redeem the Notes at its option for a 4.5% premium over the original issuance price, provided that from April 1, 2000 to March 31, 2001, the Notes may not be redeemed unless the closing price of the common stock equals or

                        HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)

(4)   CONVERTIBLE SUBORDINATED NOTES PAYABLE (continued)

      exceeds 150% of the conversion price for a period of at least 20 out of 30 consecutive trading days and the Notes redeemed within 60 days after such trading period. The premium decreases by 1.5% each year through March 31, 2003. Upon a change of control of the Company, as defined, the Company will be required to offer to repurchase the Notes at 150% of the original issuance price.

(5)   NEW ACCOUNTING STANDARD

      On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt SFAS No. 128 for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

(6)   SUBSEQUENT EVENTS

      In July 1997, the Company stopped the development of GEM 91, its first generation antisense drug for the treateent of AIDS and HIV infection, based on a review of new data from an open label Phase II clinical trial of patients with advanced HIV infection. In the Phase II trial, three of the nine subjects tested experienced decreases in platelet counts that required dose interruption. In addition, a review of the data showed inconsistent responses to the treatment and failed to confirm the decrease in cellular viremia observed in an earlier clinical trial. As a result, the Company now plans to focus its resources on core drug development programs involving four second generation antisense compounds based on the Company's proprietary mixed backbone chemistries.

      The Company is implementing a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As part of this restructuring plan, in addition to stopping the clinical development of GEM 91, the Company is reducing or suspending selected programs unrelated to the four core programs. To begin the implementation of these changes the Company terminated the employment of 28 employees at its Cambridge and Milford, Massachusetts facilities in July 1997 and plans to substantially reduce operations at its Paris, France office and terminate 11 employees at that location in August 1997. The Company is continuing to review its expenditure rate and implement additional measures to conserve its cash resources.

      Because of the significant costs involved in terminating employees and substantially reducing operations at its Paris, France office, the Company does not expect its expenditure rate to materially decrease until at least October 1997. The Company estimates that restructuring charges from the actions taken to date and the substantial reduction of operations at its Paris, France office will total between approximately $2.0 million and $3.0 million, and expects that it will recognize such charges in the third quarter of 1997 and that it will make the associated cash payments over the third and fourth quarters of 1997.

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

In July 1997, the Company stopped the development of GEM 91, its first generation antisense drug for the treatment of AIDS and HIV infection, based on a review of new data from an open label Phase II clinical trial of patients with advanced HIV infection. In the Phase II trial, three of the nine subjects tested experienced decreases in platelet counts that required dose interruption. In addition, a review of the data showed inconsistent responses to the treatment and failed to confirm the decrease in cellular viremia observed in an earlier clinical trial. As a result, the Company now plans to focus its resources on core drug development programs involving four second generation antisense compounds based on the Company's proprietary mixed backbone chemistries.

The Company is implementing a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As part of this restructuring plan, in addition to stopping the clinical development of GEM 91, the Company is reducing or suspending selected programs unrelated to the four core programs. To begin the implementation of these changes the Company terminated the employment of 28 employees at its Cambridge and Milford, Massachusetts facilities in July 1997 and plans to substantially reduce operations at its Paris, France office and terminate 11 employees at that location in August 1997. The Company is continuing to review its expenditure rate and implement additional measures to conserve its cash resources.

Because of the significant costs involved in terminating employees and substantially reducing operations at its Paris, France office, the Company does not expect its expenditure rate to materially decrease until at least October 1997. The Company estimates that restructuring charges from the actions taken to date and the substantial reduction of operations at its Paris France office will total between approximately $2.0 million and $3.0 million, and expects that it will recognize such charges in the third quarter of 1997 and that it will make the associated cash payments over the third and fourth quarters of 1997.

The Company has incurred losses since its inception and, despite its restructuring plan, expects to incur significant operating losses in the future. The Company expects that its research and development expenses will continue to be significant during the balance of 1997 and in future years as it pursues its four core development programs. The Company has incurred cumulative losses from inception through June 30, 1997 of approximately $180.7 million.

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,"

"intends," "may," and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is hereby incorporated herein by this reference. Any statement contained in such matters shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. Moreover, there can be no assurance that the Company will be able to successfully implement its restructuring plan or as to the timing thereof.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 and 1996

Revenues

The Company had total revenues of $1,415,000 and $861,000 in the three months ended June 30, 1997 and 1996, respectively, and $2,475,000 and $1,415,000 in the six months ended June 30, 1997 and 1996, respectively.

Revenues from research and development collaborations were $186,000 and $458,000 for the three months ended June 30, 1997 and 1996, respectively, and $780,000 and $718,000 for the six months ended June 30, 1997 and 1996, respectively. Revenues for the three months ended June 30, 1997 decreased because the research funding, which the Company received under the Company's collaboration with F. Hoffmann-La Roche Ltd. ("Roche") during the three months ended June 30, 1996, was terminated by Roche as of March 31, 1997 in connection with Roche's termination of the research phase of the collaboration. Despite the decrease in revenues for the three months ended June 30, 1997 as a result of the termination of research funding by Roche, revenues for the six months ended June 30, 1997 were comparable to revenues for the six months ended June 30, 1996 because of the inclusion of revenues earned under the Company's collaboration with G.D. Searle & Co. ("Searle") during the full six months ended June 30, 1997. During the six months ended June 30, 1996, the Company did not receive revenues under the Searle collaboration until the second quarter of 1996.

Revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division were $727,000 and $1,075,000, respectively, for the three and six months ended June 30, 1997. The Hybridon Specialty Products Division commenced operations in June
1996. Accordingly, the Company did not receive any revenues from the custom contract manufacturing of synthetic DNA and reagent products during the six months ended June 30, 1996.

Interest income was $487,000 and $341,000 for the three months ended June 30, 1997 and 1996, respectively, and $604,000 and $635,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in interest income in the three months ended June 30, 1997 was the result of more favorable interest rates during such period then during the three months ended June 30, 1996.

Research and Development Expenses

The Company had research and development expenses of $14,969,000 and $9,701,000 in the three months ended June 30, 1997 and 1996, respectively, and $26,446,000 and $17,084,000 in the six months ended June 30, 1997 and 1996, respectively. The increase in research and development expenses for the three and six months ended June 30, 1997 primarily reflected increased expenses related to ongoing clinical trials of the Company's product candidates, including trials of GEM 91 (which were terminated in July of 1997) and trials of two different formulations of GEM 132 (an antisense compound for the treatment of systemic CMV and CMV retinitis), which were first initiated with respect to GEM 132 intravenous in Europe during the third quarter of 1996 and with respect to GEM 132 intravitreal for the treatment of CMV retinitis in the United States during the first quarter of 1997. The increase also reflected increased salaries and related costs, facilities equipment costs related to additional laboratories, consulting and professional expenses and expenses related to the production of GEM 91, GEM 132 and preclinical compounds. Research and development staffing and related costs increased significantly as the number of employees engaged in research and development activities increased from 157 employees as of March 31, 1997 to 161 employees as of June 30, 1997.

General and Administrative Expenses

The Company had general and administrative expenses of $2,524,000 and $2,805,000 in the three months ended June 30, 1997 and 1996, respectively, and $5,954,000 and $5,223,000 in the six months ended June 30, 1997 and 1996, respectively. The decrease in general and administrative expenses for the three months ended June 30, 1997 was attributable primarily to a reduction in travel and consulting expenses in such period. The increase in general and administrative expenses for the six months ended June 30, 1997 was attributable primarily to increased expenses in the three months ended March 31, 1997 related to certain financing activities which were terminated during such period and a one-time charge related to the Company's investment in MethylGene, Inc., a Canadian company in which the Company owns a minority interest.

Interest Expense

The Company had interest expense of $1,447,000 and $30,000 in the three months ended June 30, 1997 and 1996, respectively, and $1,618,000 and $70,000 in the six months ended June 30, 1997 and 1996, respectively. The increase in interest expense for the three and six months ended June 30, 1997 reflected an increase in the debt outstanding during the three months ended June 30, 1997 associated with the Company's issuance of $50,000,000 of 9% Convertible Subordinated Notes (the "Notes") on April 2, 1997 and interest incurred on borrowing to finance the purchase of property and equipment, and leasehold improvements.

Net Loss

As a result of the above factors, the Company incurred net losses of $17,525,000 and $11,675,000 for the three months ended June 30, 1997 and 1996, respectively, and $31,543,000 and $20,962,000 for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30,1997, the Company used $29,558,000 of net cash for operating activities, principally for ongoing research and development programs, and $5,838,000 of net cash for investment in property and equipment, consisting primarily of costs related to leasehold improvements, equipment and furnishings of the Cambridge facility which the Company moved into on February 1, 1997.

On April 2, 1997, the Company sold $50.0 million of Notes to certain investors. The Notes bear interest at a rate of 9% per annum and have a maturity date of April 1, 2004. Under the Notes, the Company is required to make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. The Notes are unsecured and subordinate to substantially all of the Company's existing indebtedness. The Notes are convertible at the option of the holder into the Company's Common Stock at any time prior to maturity, unless previously redeemed or repurchased by the Company under certain specified circumstances, at a conversion price of $7.0125 per share (subject to adjustment). Upon change of control of the Company (as defined), the Company is required to offer to repurchase the Notes at 150% of the original issuance price.

The Company had cash, cash equivalents and short term investments of $28,648,000 at June 30, 1997. Based on its current operating plan, including the expenditure rate reduction initiatives being undertaken by the Company as part of its restructuring plan, the Company believes that its existing capital resources, together with the committed collaborative research and development payments from Searle, and anticipated sales of the Hybridon Specialty Products Division and margins on such sales, will be adequate to fund the Company's capital requirements into the fourth quarter of 1997. The Company will require substantial additional funds from external sources in the fourth quarter of 1997 to support the Company's operations through the end of the fourth quarter of 1997 and thereafter.

A significant factor affecting the Company's future capital requirements is the level of sales of the Hybridon Specialty Products Division and the margins on such sales. Revenues from the sale of custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division were lower than anticipated in the three months ended June 30, 1997. During such period, the Company received repeat customer orders and expanded its customer base from 17 customers to 30 customers. The Company expects revenues from sale of custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division in the three months ending September 30, 1997 to exceed revenues in the three months ended June 30, 1997. However, based on the Hybridon Specialty Products Division's backlog of orders at June 30, 1997, the Company believes that such revenues may be lower than initially anticipated for the three months ending September 30, 1997 and for the balance of 1997.

The Company intends to seek additional equity, debt and lease financing to fund future operations. The Company also intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. Except for research and development funding from Searle under Hybridon's collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the products that it is developing (as opposed to sales of DNA products and reagents manufactured on a custom contract basis by the Hybridon Specialty Products Division). If the Company is unable to obtain necessary additional funds, it may be required to further scale back or eliminate certain of its core development programs, license to third parties certain technologies which the Company would otherwise pursue on its own, sell certain assets or business units to third parties, conduct a financing which could be dilutive to holders of the Company's existing securities and contain certain terms that would adversely affect the rights of holders of the Company's existing securities or cease operations.

                                   HYBRIDON, INC.,


                                     PART II

                                OTHER INFORMATION

Item 2 Changes in Securities

       During the three months ended June 30, 1997, the Company issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

       1. On April 2, 1997, the Company issued $50,000,000 of its 9% Convertible Subordinated Notes Due 2004 to an investment bank (the "Bank") pursuant to Rule 506 under the Securities Act.

       2. On April 2, 1997, the Company issued to the Bank warrants to purchase 356,506 shares of Common Stock at an exercise price of $7.0125 per share pursuant to Section 4(2) of the Securities Act.


Item 4 Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Stockholders held on May 19, 1997, the following proposals were adopted by the vote specified below:

       1. Election of Class II Directors


                                       For         Withheld Authority
                                       ---         ------------------

        Mohamed A. El-Khereiji      15,046,792            14,666
        Jerry A. Weisbach           15,027,192            34,266
        James B. Wyngaarden         15,046,892            14,566
        Paul C. Zamecnik            15,047,092            14,366


       2. Adoption of the 1997 Stock Incentive Plan

          For            Against        Abstain        Broker Nonvotes
       10,704,147        244,725        12,641            4,099,945

       3. Ratification of the Selection of Independent Auditors

          For            Against        Abstain        Broker Nonvotes
       15,003,091         9,801         48,566                --

Item 5. Other Information

          1. Effective July 28, 1997, Jerry A. Weisbach, a Class II director of the Company resigned from the Board of Directors of the Company.

          2. Effective August 11, 1997, J. Robert Buchanan, a Class I director of the Company, resigned from the Board of Directors of the Company.

          3. On August 8, 1997, the Company withdrew Post-effective Amendment No. 1 to its Registration Statement on Form S-3 ( Registration No. 333-28409) ( the "Registration Statement"). The Company filed Post-effective Amendment No. 1 to the Registration Statement on July 25, 1997 to remove from registration the 5,000,000 shares of Common Stock registered under the Registration Statement. Although the Company is not offering shares of Common Stock pursuant to the Registration Statement at this time, the Company may do so in the future at such time as it considers, in its sole discretion, to be appropriate.


Item 6. Exhibits and Reports on Form 8-K


        (a)   Exhibits

        The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b)   Reports on Form 8-K

        On April 14, 1997, the Company filed a Current Report on Form 8-K dated April 2, 1997 announcing the completion of the sale of $50,000,000 of the Company's 9% Convertible Subordinated Notes Due 2004.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HYBRIDON, INC.


August 13, 1997                     /s/ E. Andrews Grinstead III
---------------                     ----------------------------
Date                                E. Andrews Grinstead, III
                                    Chairman, President and Chief Executive
                                    Officer (Principal Executive Officer)


August 13, 1997                     /s/ Anthony J. Payne
---------------                     --------------------
Date                                Anthony J. Payne
                                    Senior Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX


Exhibit No.                      Description
----------                       -----------
*10.1 Amendment No. 1 to License Agreement, dated as February 21, 1990 and restated as of September 8, 1993, by and between the Worcester Foundation for Biomedical Research, Inc. and the Company, dated as of November 26, 1996.

10.2 Letter Agreement dated May 12, 1997 between the Company and Pillar S.A. amending the Consulting Agreement dated as of March 1, 1994 between the Company and Pillar S.A..

10.3 Amendment dated July 15, 1997 to the Series G Convertible Preferred Stock and Warrant Purchase Agreement dated as of September 9, 1994 among the Company and certain purchasers, as amended.

10.4 Sixth Amendment to the lease dated April 1997 between the Company and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

11         Computation of Net Loss Per Common Share.

27         Financial Data Schedule (EDGAR)

99 Pages 39-48 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).

* Confidential treatment requested as to certain portions of exhibit, which portions have been omitted and filed separately with the commission