Form 10-Q/A
period 1997-06-30
HYBRIDON INC
filed 1997-08-15
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

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


August 15, 1997                     /s/ E. Andrews Grinstead III
---------------                     ----------------------------
Date                                E. Andrews Grinstead, III
                                    Chairman, President and Chief Executive
                                    Officer (Principal Executive Officer)


August 15, 1997                     /s/ Anthony J. Payne
---------------                     --------------------
Date                                Anthony J. Payne
                                    Senior Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX


Exhibit No.                      Description
----------                       -----------
*+10.1 Amendment No. 1 to License Agreement, dated as February 21, 1990 and restated as of September 8, 1993, by and between the Worcester Foundation for Biomedical Research, Inc. and the Company, dated as of November 26, 1996.

 +10.2 Letter Agreement dated May 12, 1997 between the Company and Pillar S.A. amending the Consulting Agreement dated as of March 1, 1994 between the Company and Pillar S.A..

 +10.3 Amendment dated July 15, 1997 to the Series G Convertible Preferred Stock and Warrant Purchase Agreement dated as of September 9, 1994 among the Company and certain purchasers, as amended.

  10.4 Sixth Amendment to the lease dated April 1997 between the Company and Charles River Building Limited Partnership for space located at 620 Memorial Drive, Cambridge, Massachusetts.

 +11       Computation of Net Loss Per Common Share.

 +27       Financial Data Schedule (EDGAR)

 +99 Pages 39-48 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).

* Confidential treatment requested as to certain portions of exhibit, which portions have been omitted and filed separately with the commission

+ Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1997, filed with the Commission on August 14, 1997