Form 10-Q
period 1997-09-30
HYBRIDON INC
filed 1997-11-19
CIK 861838

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


For the Quarterly Period Ended:                                  0-27352
      September 30, 1997                                 Commission File Number


                                 HYBRIDON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           04-3072298
(State or other jurisdiction of                            (I.R.S. Employer
organization or incorporation)                          Identification Number)

                               620 MEMORIAL DRIVE
                               CAMBRIDGE, MA 02139
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 528-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X      NO
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.001 Per Share                   25,292,252
---------------------------------------                   ----------
                 Class                       Outstanding as of October 31, 1997

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND
            DECEMBER 31, 1996

         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE
            MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO SEPTEMBER 30, 1997

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1997 AND 1996, AND CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO SEPTEMBER 30, 1997

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)




                                     ASSETS
                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                      1997              1996
                                                                                 -------------     -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $   5,892,967     $  12,633,742
   Short-term investments                                                            8,898,715         3,785,146
   Accounts receivable                                                                 297,351           573,896
   Prepaid expenses and other current assets                                         1,956,043         1,545,324
                                                                                 -------------     -------------

         Total current assets                                                       17,045,076        18,538,108
                                                                                 -------------     -------------

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                           14,266,008         9,257,516
   Laboratory equipment                                                              6,681,385         5,884,861
   Equipment under capital leases                                                    5,371,707         2,904,688
   Office equipment                                                                  1,785,376         1,496,639
   Furniture and fixtures                                                              684,595           499,958
   Construction-in-progress                                                          1,176,785         2,193,400
                                                                                 -------------     -------------
                                                                                    29,965,856        22,237,062

   Less--Accumulated depreciation and amortization                                  10,678,014         6,596,294
                                                                                 -------------     -------------
                                                                                    19,287,842        15,640,768
                                                                                 -------------     -------------

OTHER ASSETS:
   Restricted cash                                                                   1,326,840           437,714
   Notes receivable from officers                                                      262,026           317,978
   Deferred financing costs and other assets                                         3,230,945         1,152,034
   Investment in real estate partnership                                             5,450,000         5,450,000
                                                                                 -------------     -------------

                                                                                    10,269,811         7,357,726
                                                                                 -------------     -------------

                                                                                 $  46,602,729     $  41,536,602
                                                                                 =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations               $   8,062,535     $   1,308,511
   Accounts payable                                                                  4,476,576         4,064,419
   Accrued expenses                                                                  7,128,573         4,190,766
   Deferred revenue                                                                         --            86,250
                                                                                 -------------     -------------
         Total current liabilities                                                  19,667,684         9,649,946
                                                                                 -------------     -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 3,556,763         9,031,852
                                                                                 -------------     -------------
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                              50,000,000                --
                                                                                 -------------     -------------

STOCKHOLDERS' EQUITY(DEFICIT):
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Issued and outstanding--None                                                           --                --
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--25,292,252 shares at September 30, 1997, and
       25,146,577 shares at December 31, 1996 respectively                              25,292            25,147
   Additional paid-in capital                                                      173,672,464       173,227,358
   Deficit accumulated during the development stage                               (199,171,091)     (149,193,775)
   Deferred Compensation                                                            (1,148,383)       (1,203,926)
                                                                                 -------------     -------------
         Total stockholders' equity(deficit)                                       (26,621,718)       22,854,804
                                                                                 -------------     -------------

                                                                                 $  46,602,729     $  41,536,602
                                                                                 =============     =============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                                       CUMULATIVE FROM
                                                                                                        MAY 25, 1989
                                        THREE MONTHS ENDED                  NINE MONTHS ENDED          (INCEPTION) TO
                                           SEPTEMBER 30,                       SEPTEMBER 30,            SEPTEMBER 30,
                                       1997             1996              1997              1996            1997

REVENUES:
  Research and development         $    200,000     $    358,750      $    980,150      $  1,076,250    $   5,534,413
  Product revenue                       155,368          611,520         1,231,226           611,520        2,311,401
  Interest income                       294,246          560,376           898,160         1,195,871        3,039,777
  Royalty and other income               18,247               --            33,218            62,321           95,539
                                   ------------     ------------      ------------      ------------    -------------

                                        667,861        1,530,646         3,142,754         2,945,962       10,981,130
                                   ------------     ------------      ------------      ------------    -------------

OPERATING EXPENSES:
   Research and development          11,338,913       10,242,296        37,784,718        27,326,434      156,416,618
   General and administrative         3,057,380        2,766,429         9,011,879         7,989,722       45,801,747
   Restructuring charge               3,100,000               --         3,100,000                --        3,100,000
   Interest                           1,605,918           18,070         3,223,473            87,651        4,833,856
                                   ------------     ------------      ------------      ------------    -------------

                                     19,102,211       13,026,795        53,120,070        35,403,807      210,152,221
                                   ------------     ------------      ------------      ------------    -------------

         Net loss                  $(18,434,350)    $(11,496,149)     $(49,977,316)     $(32,457,845)   $(199,171,091)
                                   ------------     ------------      ------------      ------------    -------------

NET LOSS PER COMMON SHARE
(Note 2)                           $       (.73)    $       (.45)     $      (1.98)     $      (1.35)
                                   ============     ============      ============      ============


SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE (Note 2)       25,277,563       25,732,987        25,234,031        23,989,439
                                   ============     ============      ============      ============



The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                      CUMULATIVE FROM
                                                                                                        MAY 25,1989
                                                                             NINE MONTHS ENDED         (INCEPTION) TO
                                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                                          1997              1996             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(49,977,316)     $(32,457,845)   $(199,171,091)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                       4,081,720         1,626,080       10,779,455
     Issuance of common  stock for services rendered                       146,875                --          146,875
     Compensation on grant of stock options, warrants and                  261,519                --        8,069,250
       restricted stock
     Amortization of discount on convertible promissory notes                   --                --          690,157
       payable
     Amortization of deferred financing costs                              358,904                --          575,636
     Noncash interest on convertible promissory notes payable                   --                --          260,799
     Write-down of assets related to restructuring                         331,000                            331,000
     Changes in operating assets and liabilities-
       Accounts receivable                                                 276,545                --         (297,350)
       Prepaid and other current assets                                   (541,718)       (1,427,049)      (2,087,042)
       Notes receivable from officers                                       55,952            (7,371)        (262,026)
       Amounts payable to related parties                                       --            21,500         (200,000)
       Accounts payable and accrued expenses                             3,349,962           756,899       11,605,147
       Deferred revenue                                                    (86,250)               --               --
                                                                      ------------      ------------    -------------

              Net cash used in operating activities                    (41,742,807)      (31,487,786)    (169,559,190)
                                                                      ------------      ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                                   (5,113,569)      (11,063,626)      (8,898,715)
   Purchases of property and equipment, net                             (6,645,439)       (7,576,520)     (28,448,149)
   Decrease (increase)  in restricted cash and other assets               (626,985)          418,118       (2,291,168)
   Investment in real estate partnership                                        --        (3,751,552)      (5,450,000)
                                                                      ------------      ------------    -------------

              Net cash used in investing activities                    (12,385,993)      (21,973,580)     (45,088,032)
                                                                      ------------      ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock                        --                --       96,584,154
   Proceeds from issuance of common stock related to stock                  83,327           598,676        1,257,929
     options and restricted stock grants
   Proceeds from issuance of common stock related to stock                   9,075         1,539,386        3,185,816
     warrants
   Net proceeds from issuance of common stock                                   --        52,231,244       52,355,324
   Repurchase of common stock                                                   --                --             (263)
   Proceeds from notes payable                                                  --                --        9,450,000
   Proceeds from issuance of convertible promissory notes payable       50,000,000                --       59,191,744
   Proceeds from long-term debt                                                 --                --          662,107
   Payments on long-term debt and capital leases                        (1,169,656)         (351,849)      (2,971,268)
   Proceeds from sale/leaseback                                          1,165,236                --        3,960,752
   (Increase) decrease in deferred financing costs                      (2,699,957)          526,721       (3,136,106)
                                                                      ------------      ------------    -------------

              Net cash provided by financing activities                 47,388,025        54,544,178      220,540,189
                                                                      ------------      ------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (6,740,775)        1,082,812        5,892,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          12,633,742         5,284,262               --
                                                                      ------------      ------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  5,892,967      $  6,367,074    $   5,892,967
                                                                      ============      ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                             $    786,005      $     87,651    $   2,396,388
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

       The Company is in the development stage. Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division. As a result, although the Company has begun to generate revenues from its contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations. Based on its current operating plan, the Company believes that its existing resources, together with committed collaborative research payments, the Company will have sufficient capital requirements to fund its operations into December 1997. As noted, the Company will require substantial additional funding to enable the Company to continue operations beyond such time.

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

(3)    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company has classified its cash equivalents and short-term investments as held-to-maturity, and has recorded them at amortized cost, which approximates market value. Short-term investments mature within one year of the balance sheet date. Cash equivalents have original maturities of less than three months. Cash and cash equivalents and short-term investments at September 30, 1997 and December 31, 1996 consisted of the following:

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1997                1996

        Cash and cash equivalents-
           Cash and money market funds                           $5,892,967         $10,144,367
           U.S. government securities                                    --           2,489,375
                                                                 ----------         -----------

                                                                 $5,892,967         $12,633,742
                                                                 ==========         ===========

        Short-term investments-
           U.S. government securities                            $       --         $ 3,785,146
           Commercial paper and certificates of deposit           8,898,715                  --
                                                                 ----------         -----------

                                                                 $8,898,715         $ 3,785,146
                                                                 ==========         ===========


(4)    CONVERTIBLE SUBORDINATED NOTES PAYABLE

       On April 2, 1997, the Company issued $50,000,000 of 9% convertible subordinated notes (the Notes). Under the terms of the Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The Notes are subordinate to substantially all of the Company's existing indebtedness. The Notes are convertible at any time prior to the maturity date at a conversion price equal to $7.0125 per share, subject to adjustment under certain circumstances, as defined.

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

(5)    NEW ACCOUNTING STANDARDS

       On March 31, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt SFAS No. 128 for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual basis and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

       In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

(6)    RESTRUCTURING

       In July and August 1997 the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As part of this restructuring plan, in addition to stopping the clinical development of GEM 91, the Company's first generation antisense drug for the treatment of AIDS and HIV the Company reduced or suspended selected programs unrelated to its core drug development programs involving four second generation antisense compounds based on the Company's proprietary mixed backbone chemistries. To begin the implementation of these changes the Company terminated the employment of 34 employees at its Cambridge and Milford, Massachusetts facilities in July 1997 and substantially reduced operations at its Paris, France office and terminated 10 employees at that location in August 1997.

       Also, in connection with the restructuring the Company entered into two different sub-leasing arrangements. The Company has sub-leased one facility in Cambridge, MA and a portion of its corporate headquarters located at 620 Memorial Drive, Cambridge, MA. The Company incurred expenses relating to these sub-leases for broker fees and renovation expenses incurred in preparing the Memorial Drive space for the new tenant. In addition, the Company plans to sub-lease its office in Paris, France and has accrued the remaining lease payments net of anticipated sub-lease income.

       The Company is continuing to review its expenditure rate and implement additional measures to conserve its cash resources. See Note 9(a).

       Because of the significant costs involved in terminating employees and substantially reducing operations at its Paris, France office, the Company does not expect its expenditure rate to materially decrease until at least October 1997. The following are the significant components of the charge for restructuring:


        Employee severance, benefits and related costs              $2,214,000
        Development programs terminated                                356,000
        Facility costs                                                 330,000
        Writedown of assets to net realizable value                    200,000
                                                                    ----------

                                                                    $3,100,000
                                                                    ==========

       The total cash impact of the restructuring amounted to approximately $2.7 million. The total cash paid as of September 30, 1997 was approximately $500,000 and the remaining amount of approximately $2.2 million will be paid through the first quarter of 1998.

(7)    NOTE PAYABLE TO A BANK

       The note payable to Silicon Valley Bank (the "Bank") contains certain financial covenants that require the Company to maintain minimum tangible net worth (as defined) and minimum liquidity (as defined) and prohibits the payment of dividends. The Company has secured the obligations under the note with a lien on all of its assets. If, at specified times, the Company's minimum liquidity is less than $15,000,000, $10,000,000, or $5,000,000, the Company is required to pledge cash collateral to the bank equal to 25%, 50% or 100%, respectively, of the then outstanding balance under the note, pursuant to a cash pledge agreement. The notes also contain certain non-financial covenants. As of September 30, 1997, the Company's minimum liquidity had fallen below $15,000,000 and subsequent to September 30, 1997 the Company pledged cash collateral to the bank of $1,750,000. If the Company does not obtain additional financing by the end of November, the Company's minimum liquidity as of November 30, 1997 may be less than $5,000,000 and the balance of the note will need to be pledged by December 31, 1997. The Company has classified the entire balance as a current liability in the accompanying September 30, 1997 balance sheet as it does not currently have the financing to remain in compliance with the financial covenants as of November 19, 1997 (see
       Note 9(c)). Failure by the Company to pledge cash collateral when required would result in a default under the Company's credit facility with the bank.

(8)    RESTRICTED CASH

       In November 1997 the Company was notified by Bank Fur Vermogensanlagen Und Handel AG ("BVH") that the Federal Banking Supervisory Office ("BAKred") in Germany had imposed a moratorium, effective as of August 19, 1997 on BVH and had closed BVH for business. Accordingly, the Company classified its $1,021,000 deposit with BVH as restricted at September 30, 1997. The Company has contacted BVH and is actively pursuing the release of its deposit or sale of the deposit to a third party, including possibly an entity affiliated with a director of the Company. The Company expects to recover substantially all of its deposit in BVH through such means. However, the timing of the recovery may be over a period of up to one year. There can be no assurance that the Company will be able to recover any or all of its deposit or that the Company will not be required to write off all or a portion of the $1,021,000.

(9)    SUBSEQUENT EVENTS

       a) Additional Restructuring

       In November 1997, the Company implemented an additional restructuring plan by reducing the number of employees in its Cambridge and Milford, Massachusetts facilities by approximately 50 employees. The Company estimates that the restructuring charge with respect to such reductions, which will be taken in the fourth quarter of 1997, will total between approximately $1.5 million and $2.0 million, and expects that it will make the associated cash payments through the first quarter of 1998.

       b) NASDAQ Delisting

       On September 19, 1997, the Company received a notice of delisting from the Nasdaq Stock Market, Inc. ("NASDAQ") indicating that because the Company was not in compliance with the continued listing requirements of the Nasdaq National Market, the Company's Common Stock would be delisted from the Nasdaq National Market. The Company appealed the decision with NASDAQ and a hearing was held on November 6, 1997. On November 17, 1997, NASDAQ informed the Company that the Company's Common Stock would not be delisted and would continue to trade on the Nasdaq National Market, subject to certain specified conditions, including (i) the closing of a minimum $12,000,000 from the Private Offering on or before December 1, 1997, (ii) the closing of an additional minimum $20,000,000 from the Private Offering on or before January 2, 1998, (iii) the closing of certain corporate transactions on or before January 2, 1998, and (iv) the filing of a report on or before January 2, 1998 evidencing that the Company had a minimum of $12,000,000 in net tangible assets as of November 30, 1997, with pro forma adjustments for any transactions occurring prior to the filing of such report. The Company is seeking clarification with respect to certain of these conditions. There can be no assurance that the Company will be able to satisfy one or more of these conditions and that the Company's Common Stock will continue to be listed on the Nasdaq National Market.

       c) Private Offering of Equity Securities

       The Company has entered into a letter of intent with a placement agent related to a proposed "best efforts" private offering (the "Private Offering") by the placement agent on behalf of the Company of shares of the Company's Common Stock pursuant to which the Company is seeking to sell at one or more closing s up to $50.0 million of its Common Stock (with a minimum first closing of $12.5 million). If the Private Offering is consummated as contemplated by the letter of intent, the Common Stock to be issued and sold in the Private Offering will be offered and sold at all closings at an effective price per share equal to the lowest of (i) $1.25 per shares, (ii) 85% of the closing bid price of the Company's Common Stock at the time the Private Offering is commenced, (iii) the average closing bid price of the Company's Common Stock for the 30 consecutive days immediately preceding any closing and (iv) the average closing bid price of the Company's Common Stock for the five consecutive trading days immediately preceding any closing. The letter of intent also contemplates that the purchasers of Common Stock sold in the Private Offering will be afforded significant contractual voting rights and other protective provisions. For example, if the average closing price of the Company's Common Stock for 20 consecutive trading days immediately preceding the first anniversary of the Final closing Date is less than 125% of the offering price, the Company will be required to issue to the purchasers additional shares of Common Stock such that the value of their original investment, plus these newly issued shares, equals 125% of their original investment; provided that the Company will not be obligated in any event to issue at such time a number of shares in excess of the number of shares originally issued. The Company has agreed that the placement agent will serve as its exclusive agent for a period of up to 120 days and that the Company will not engage in specified activities pending completion or termination of the Private Offering, subject to certain specified limitations.

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

In July and August 1997 the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As part of this restructuring plan, in addition to stopping the clinical development of GEM 91, the Company's first generation antisense drug for the treatment of AIDS and HIV infection, the Company reduced or suspended selected programs unrelated to its core drug development programs involving four second generation antisense compounds based on the Company's proprietary mixed backbone chemistries. To begin the implementation of these changes the Company terminated the employment of 34 employees at its Cambridge and Milford, Massachusetts facilities in July 1997 and substantially reduced operations at its Paris, France office and terminated 10 employees at that location in August 1997.

Also, in connection with the restructuring the Company entered into two different sub-leasing arrangements. The Company has sub-leased one facility in Cambridge, MA and a portion of its corporate headquarters located at 620 Memorial Drive, Cambridge, MA. The Company incurred expenses relating to these sub-leases for broker fees and renovation expenses incurred in preparing the Memorial Drive space for the new tenant. In addition, the Company plans to sub-lease its office in Paris, France and has accrued the remaining lease payments net of anticipated sub-lease income.

Because of the significant costs involved in terminating employees and substantially reducing operations at its Paris, France office, the Company does not expect its expenditure rate to materially decrease until at least October 1997. The Company recorded a restructuring charge of $3,100,000 from the actions taken to date and will make the remaining associated cash payments through the first quarter of 1998.

In November 1997, the Company implemented an additional restructuring plan by further reducing the number of employees in its Cambridge and Milford, Massachusetts facilities by approximately 50 employees. The Company estimates that the restructuring charge to be taken in the fourth quarter will total between approximately $1.5 million and $2.0 million, and expects that it will make the related cash payments through the first quarter of 1998.

The Company has incurred losses since its inception and, despite its restructuring plan, expects to incur significant operating losses in the future. The Company expects that its research and development expenses will continue to be significant during the balance of 1997 and in future years as it pursues its four core development programs. The Company has incurred cumulative losses from inception through September 30, 1997 of approximately, $199,171,000.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and 1996

REVENUES

The Company had total revenues of $668,000 and $1,531,000 in the three months ended September 30, 1997 and 1996, respectively, and $3,143,000 and $2,946,000 in the nine months ended September 30, 1997 and 1996, respectively.

Revenues from research and development collaborations were $200,000 and $359,000 for the three months ended September 30, 1997 and 1996, respectively, and $980,000 and $1,076,000 for the nine months ended September, 1997 and 1996, respectively. Revenues for the three months ended September 30, 1997 decreased because the research funding, which the Company received under the Company's research phase of a collaboration with F. Hoffmann-La Roche Ltd. ("Roche") was terminated as of March 31, 1997 in connection with Roche's termination of the research phase of the collaboration. On September 3, 1997 the Company announced that it had received notification that Roche had decided not to pursue further its antisense collaboration with Hybridon, and was terminating the development phase of the collaboration effective February 28, 1998. During the three and nine months ended September 30, 1997 and 1996, revenues also included payments under the Company's collaboration with G. D. Searle & Co. (Searle).

Revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products Division ("HSPD") were $155,000 and $1,231,000, respectively, for the three and nine months ended September 30, 1997. Revenues from the custom contract manufacturing of synthetic DNA and reagent products by HSPD for the three and nine months ended September 30 were $612,000. HSPD commenced operations in the third quarter of 1996. The decrease in revenues for the three months ended September 30, 1997 was the result of a decrease in orders due to the timing of customer requirements. The Specialty Products Division currently has firm bookings of $800,000 which it anticipates shipping in the three months ending December 31, 1997. There can be no assurance however that such bookings will not be cancelled prior to shipping or that shipping will occur in the three months ending December 31, 1997.

Interest income was $294,000 and $560,000 for the three months ended September 30, 1997 and 1996, respectively, and $898,000 and $1,196,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in interest income in the three and nine months ended September 30, 1997 was the result of lower cash balances in such periods than in the corresponding periods in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

The Company had research and development expenses of $37,785,000 and $27,326,000 in the nine months ended September 30, 1997 and 1996, respectively. The increase in research and development expenses for the nine months ended September 30, 1997 primarily reflected increased expenses related to ongoing clinical trials of the Company's product candidates, including trials of GEM 91 (which were terminated in July of 1997), trials of two different formulations of GEM 132 (an antisense compound for the treatment of systemic CMV and CMV retinitis), which were first initiated with respect to GEM 132 intravenous in Europe during the third quarter of 1996 and with respect to GEM 132 intravitreal for the treatment of CMV retinitis in the United States during the first quarter of 1997, and trials of the Company's second generation GEM 92 product for the treatment of AIDS and HIV infection which were initiated in Europe in 1997. The increase in research and development expenses for the nine months ended September 30, 1997 also reflects an increase in preclinical costs related to GEM 132, GEM 92 and the Company's GEM 231 product for the treatment of solid tumors for which an Investigational New Drug application was filed in November 1997 with respect to which the Company anticipates initiating clinical trials for this product during the beginning of 1998. Significant preclinical costs were incurred to meet the filing requirements to launch the domestic clinical trials for GEM 132 intravitreal and systemic, and GEM 231.

The $11,339,000 in research and development expenses for the three months ended September 30, 1997 is $1,097,000 higher than the corresponding quarter of 1996 and $3,630,000 lower than the research and development expenses reported for the three months ended June 30, 1997. This decrease from the second quarter of 1997 is substantially due to the Company suspending development of GEM 91, its first generation antisense drug for the treatment of AIDS and HIV infection and the related restructuring efforts at the Company. All ongoing research and development efforts related to GEM 91 at the Company and at all clinical sites were suspended in July. Also, during July 1997 as part of the Company's restructuring, approximately 24 research and development positions were eliminated. As part of the restructuring all outside testing and consulting arrangements were reviewed and where appropriate the terms were renegotiated or the arrangements were cancelled. The Company does not anticipate that its expenditure rate will materially decrease as a result of these measures until at least October 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company had general and administrative expenses of $9,012,000 and $7,990,000 in the nine months ended September 30, 1997 and 1996, respectively. The increase in general and administrative expenses for the nine months ended September 30, 1997 was attributable primarily to increased public relations and business development costs as the Company continued to focus its efforts on obtaining financing and strategic pharmaceutical collaborations. In addition, during the nine months ended September 30, 1997 the increase was due to higher facilities costs related to its Cambridge facility, certain financing activities which were terminated during such period, and a one-time charge related to the Company's investment in MethylGene, Inc., a Canadian company in which the Company owns a minority interest.

The Company had general and administrative expenses of $3,057,000 and $2,766,000 in the three months ended September 30, 1997 and 1996, respectively. This increase is primarily due to the increase in facilities costs and the termination of certain financing activities during the period. In July 1997, as part of the restructuring, approximately 7 general and administrative positions were eliminated. Also as part of the restructuring all expenses including outside consulting, public relations, travel and entertainment were reviewed and where appropriate eliminated or significantly reduced.

RESTRUCTURING CHARGE

In July and August 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As part of this restructuring plan, in addition to stopping the clinical development of GEM 91, the Company reduced or suspended selected programs unrelated to its four core programs. To begin the implementation of these changes the Company terminated the employment of 34 employees at its Cambridge and Milford, Massachusetts facilities in July 1997 and substantially reduced operations at its Paris, France office and terminated 10 employees at that location in August 1997. Because of the significant costs involved in terminating employees and substantially reducing operations at its Paris, France offices, the Company does not expect its expenditure rate to materially decrease until at least October 1997. Also, in connection with the restructuring the Company entered into two different sub-leasing arrangements. The Company has sub-leased one facility in Cambridge, MA and a portion of its corporate headquarters located at 620 Memorial Drive, Cambridge, MA. The Company incurred expenses relating to these sub-leases for broker fees and renovation expenses incurred in preparing the Memorial Drive space for the new tenant. In addition, the Company plans to sub-lease its office in Paris, France and has accrued the remaining lease payments net of anticipated sub-lease income. As a result of the above actions the Company has recorded a restructuring charge of $3,100,000 in the three and nine months ending September 30, 1997.

The Company is continuing to review its expenditure rate and implement additional measures to conserve its cash resources. In November 1997, the Company implemented an additional restructuring plan by reducing the number of employees at its Cambridge and Milford, Massachusetts facilities by approximately 50 employees. The Company estimates that the restructuring charges taken in the fourth quarter of 1997 will range between $1,500,000 and $2,000,000, and expects to make the related cash payments during the fourth quarter of 1997 and through the first quarter of 1998.

INTEREST EXPENSE

The Company had interest expense of $1,606,000 and $18,000 in the three months ended September 30, 1997 and 1996, respectively, and $3,223,000 and $88,000 in the nine months ended September 30, 1997 and 1996, respectively. The increase in interest expense for the three and nine months ended September 30, 1997 reflected an increase in the debt outstanding associated with the Company's issuance of $50,000,000 of 9% Convertible Subordinated Notes (the"Notes") on April 2, 1997 and interest incurred on borrowing to finance the purchase of property and equipment, and leasehold improvements.

NET LOSS

As a result of the above factors, the Company incurred net losses of $18,434,000 and $11,496,000 for the three months ended September 30, 1997 and 1996, respectively, and $49,977,000 and $32,458,000 for the nine months ended September 30, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30,1997, the Company used $41,743,000 of net cash for operating activities, principally for ongoing research and development programs, and $11,364,000 of net cash for investment in property and equipment, consisting primarily of costs related to leasehold improvements, equipment and furnishings of the Cambridge facility which the Company moved into on February 1, 1997.

The Company had cash, cash equivalents and short term investments of $14,792,000 at September 30, 1997. Based on its current operating plan, including the expenditure rate reduction initiatives being undertaken by the Company as part of its restructuring plan, the Company believes that its existing capital resources, together with the committed collaborative research and development payments from Searle, and anticipated sales of the Hybridon Specialty Products Division and margins on such sales, will be adequate to fund the Company's capital requirements into December 1997. The Company will require substantial additional funds from external sources in the fourth quarter of 1997 to support the Company's operations through the end of the fourth quarter of 1997 and thereafter.

The Company is seeking additional equity, debt and lease financing to fund future operations as well as additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs. In particular, the Company is exploring selling certain assets or business units to third parties or conducting a financing which could be significantly dilutive to holders of the Company's existing securities and contain certain terms that would adversely affect the rights of holders of the Company's existing securities.

In connection with these efforts, the Company has entered into a letter of intent with a placement agent related to a proposed "best efforts" private offering (the "Private Offering") by the placement agent on behalf of the Company of shares of the Company's Common Stock pursuant to which the Company is seeking to sell at one or more closings up to $50.0 million of its Common Stock (with a minimum first closing of $12.5 million). If the Private Offering is consummated as contemplated by the letter of intent, the Common Stock to be issued and sold in the Private Offering will be offered and sold at all closings at an effective price per share equal to the lowest of (i) $1.25 per share, (ii) 85% of the closing bid price of the Company's Common Stock at the time the Private Offering is commenced, (iii) the average closing bid price of the Company's Common Stock for the 30 consecutive trading days immediately preceding any closing and (iv) the average closing bid price of the Company's Common Stock for the five consecutive trading days immediately preceding any closing. The letter of intent also contemplates that the purchasers of Common Stock sold in the Private Offering will be afforded significant contractual voting rights and other protective provisions. For example, if the average closing price of the Company's Common Stock for 20 consecutive trading days immediately preceding the first anniversary of the Final Closing Date is less than 125% of the offering price, the Company will be required to issue to the purchasers additional shares of Common Stock such that the value of their original investment, plus these newly issued shares, equals 125% of their original investment; provided that the Company will not be obligated in any event to issue at such time a number of shares in excess of the number of shares originally issued. The Company has agreed that the placement agent will serve as its exclusive agent for a period of up to 120 days and that the Company will not engage in specified activities pending completion or termination of the Private Offering, subject to certain specified limitations.

If none of these transactions are consummated by the second week in December, the Company will likely cease operations or be required to seek relief under the applicable bankruptcy laws. There can be no assurance that the Company will be able to consummate any of these transactions including the financing contemplated in the letter of intent by the second week in December, if at all, or as to the terms of any such transactions.

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

The note payable to Silicon Valley Bank (the "Bank") contains certain financial covenants that require the Company to maintain minimum tangible net worth (as defined) and minimum liquidity (as defined) and prohibits the payment of dividends. The Company has secured the obligations under the note with a lien on all of its assets. If, at specified times, the Company's minimum liquidity is less than $15,000,000, $10,000,000, or $5,000,000, the Company is required to pledge cash collateral to the bank equal to 25%, 50% or 100%, respectively, of the then outstanding balance under the note, pursuant to a cash pledge agreement. The notes also contain certain non-financial covenants. As of September 30, 1997, the Company's minimum liquidity had fallen below $15,000,000 and subsequent to September 30, 1997 Company pledged cash collateral to the bank of $1,750,000. If the Company does not obtain additional financing by the end of November, the Company's minimum liquidity as of November 30, 1997 may be less than $5,000,000 and the balance of the note will need to be pledged by December 31, 1997. The Company has classified the entire balance as a current liability in the accompanying September 30, 1997 balance sheet as it does not currently have the financing to remain in compliance with the financial covenants as of November 19, 1997 (see Note 9(c)) during the fourth quarter of 1997. Failure by the Company to pledge cash collateral when required would result in a default under the Company's credit facility with the bank.

                                 HYBRIDON, INC.


                                    PART II

                               OTHER INFORMATION

                                    -------


ITEM 5.  OTHER INFORMATION

         On September 18, 1997, the Company received a notice of delisting from The Nasdaq Stock Market, Inc. ("NASDAQ") indicating that because the Company was not in compliance with the continued listing requirements of the Nasdaq National Market, the Company's Common Stock would be delisted from the Nasdaq National Market. The Company appealed the decision with NASDAQ and a hearing was held on November 6, 1997. On November 17, 1997, NASDAQ informed the Company that the Company's Common Stock would not be delisted and would continue to trade on the Nasdaq National Market, subject to certain specified conditions, including (i) the closing of a minimum $12,000,000 from the Private Offering on or before December 1, 1997, (ii) the closing of an additional minimum $20,000,000 from the Private Offering on or before January 2, 1998, (iii) the closing of certain corporate transactions on or before January 2, 1998 and (iv) the filing of a report on or before January 2, 1998 evidencing that the Company had a minimum of $12,000,000 in net tangible assets as of November 30, 1997, with pro forma adjustments for any transactions occurring prior to the filing of such report. The Company is seeking clarification with respect to certain of these conditions. There can be no assurance that the Company will be able to satisfy one or more of these conditions and that the Company's Common Stock will continue to be listed on the Nasdaq National Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

               The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

         (b)   Reports on Form 8-K

                    1. On July 25, 1997, the Company filed a Current Report on Form 8-K dated July 25, 1997 reporting, among other things, its announcement that (i) it had elected to stop further development of its lead compound GEM 91, (ii) it would be focusing its resources on its second generation chemistries and (iii) its goal for the second half of 1997 was to effect a reduction in its expenditure rate on a phased basis over the balance of 1997.

                    2. On September 5, 1997, the Company filed a Current Report on Form 8-K dated September 3, 1997 reporting its announcement of the termination of the Company's research and development collaboration with Hoffman-La Roche Ltd.

                    3. On September 19, 1997, the Company filed a Current Report on Form 8-K dated September 19, 1997 reporting its announcement of the scheduled delisting of its Common Stock from the Nasdaq National Market.

                    4. On September 24, 1997, the Company filed a Current Report on Form 8-K dated September 23, 1997 reporting its announcement that the Company was moving forward with the appeal process with respect to the scheduled delisting.

                                   SIGNATURES

                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HYBRIDON, INC.


November 13, 1997               /s/ E. Andrews Grinstead III
-----------------               -----------------------------------------------
Date                            E. Andrews Grinstead, III
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)




November 13, 1997               /s/ Lynne J. Rudert
-----------------               ----------------------------------------------
Date                            Lynne J. Rudert
                                Director of Finance and Controller
                                (Chief Accounting Officer)

                                 HYBRIDON, INC.

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------


11            Computation of Net Loss Per Common Share.

27            Financial Data Schedule (EDGAR)

99 Pages 39-48 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).