Form 10-K/A
period 1997-09-30
HYBRIDON INC
filed 1998-04-30
CIK 861838

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                         COMMISSION FILE NUMBER 0-27352

                             ----------------------

                                 HYBRIDON, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

                   DELAWARE                                     04-3072298
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


620 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS                      02142
--------------------------------------------                    ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                             ----------------------

                                 (617) 528-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                 TITLE OF CLASS

                             ----------------------

                          COMMON STOCK, $.001 PAR VALUE

                             ----------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [X]        NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     As of March 13, 1998, 5,061,650 shares of the registrant's Common Stock, $.001 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 13, 1998, based upon the closing price of such stock on the Nasdaq OTC Bulletin Board on that date was $9,066,247.

     Part III of the Annual Report on Form 10-K of Hybridon, Inc. (the "Company") for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 1998, is hereby amended and restated in its entirety as follows:

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company

     Set forth below is certain information regarding all of the persons currently serving as members of the Board of Directors of the Company, including his principal occupation and business experience for the past five years, the name of other publicly held companies of which he serves as a director and his age and length of service as a director of the Company. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.


                              DIRECTOR          PRINCIPAL OCCUPATION, OTHER
                             -----------      BUSINESS EXPERIENCE DURING PAST
            NAME             AGE   SINCE     FIVE YEARS AND OTHER DIRECTORSHIPS
            ----             ---   -----     ----------------------------------

DIRECTORS WHOSE TERMS EXPIRE IN 1998 (CLASS III DIRECTORS)

Sudhir Agrawal, D.Phil....... 44    1993     Senior Vice President of the Company
                                             since March 1994; Chief Scientific
                                             Officer of the Company since January
                                             1993; Vice President of Discovery of the
                                             Company from December 1991 to January
                                             1993; Principal Research Scientist of
                                             the Company from February 1990 to
                                             January 1993.

Youssef El-Zein.............. 49    1992     Vice Chairman of the Board of Directors
                                             of the Company since February 1997;
                                             Executive Officer of Pillar S.A., a
                                             private investment and management
                                             consulting firm, since 1991; Chairman of
                                             the WorldCare Group since 1993; Member
                                             of the Board of Directors of Pillar
                                             Investment Limited, a private investment
                                             and management consulting firm, since
                                             1991.

E. Andrews Grinstead, III.... 52    1991     Chairman of the Board and Chief
                                             Executive Officer of the Company since
                                             1991; President of the Company since
                                             1993; Member of the Board of Directors
                                             of EcoScience Corporation, Pharmos
                                             Corporation and Meridian Medical
                                             Technologies.

DIRECTORS WHOSE TERMS EXPIRE IN 1999 (CLASS I DIRECTORS)

Nasser Menhall..............  42    1992     Member of the Board of Directors and
                                             Chief Executive Officer of the WorldCare
                                             Group, a teleradiology company, since
                                             1993; President of Pillar Limited, a
                                             private investment and management
                                             consulting firm, since 1990; President
                                             of Biomedical Associates, a private
                                             investment firm, since 1990.


DIRECTORS WHOSE TERMS EXPIRE IN 2000 (CLASS II DIRECTORS)

Mohamed A. El-Khereji.......  44    1993     Chairman of the International Centre for
                                             Commerce and Contracting, a contracting
                                             and trading company, since 1979;
                                             Chairman of Faisal Investment E.C., a
                                             leasing company, since 1989.


James B. Wyngaarden, M.D....  73    1990     Vice Chairman of the Board of Directors
                                             of the Company since February 1997;
                                             Foreign Secretary of the National
                                             Academy of Sciences and the Institute of
                                             Medicine of the National Academy of
                                             Sciences from 1990 to 1994; Council
                                             member of the Human Genome Organization
                                             from 1990 to 1993 and Director from 1990
                                             to 1991; Director of the National
                                             Institutes of Health from 1982 to 1989;
                                             Member of the Board of Directors of
                                             Human Genome Sciences, Inc. and Magainin
                                             Pharmaceuticals, Inc.


Paul C. Zamecnik, M.D.......  85    1990     Principal Scientist at the Worcester
                                             Foundation for Biomedical Research, Inc.
                                             (the "Worcester Foundation") from 1979
                                             to 1996 and Collis P. Huntington
                                             Professor of Oncologic Medicine Emeritus
                                             at the Harvard Medical School since
                                             1979.


     Effective February 17, 1997, Dr. Andre L. Lamotte, a Class I Director of the Company, resigned from the Board of Directors of the Company. Effective July 29, 1997 Jerry A. Weisbach, a Class II Director of the Company, resigned from the Board of Directors of the Company. Effective August 11, 1997 J. Robert Buchanan, a Class I Director of the Company, resigned from the Board of Directors of the Company.

     For information relating to shares of Common Stock owned by each of the directors and executive officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

     The Board of Directors met seven times (including by telephone conference and by written consent) during 1997. All directors attended at least 75% of the meetings of the Board of Directors.

     The Board of Directors has an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent public accountants. The Audit Committee held two meetings during 1997. The members of the Audit Committee are Mr. Menhall and Dr. Wyngaarden.

     The Board of Directors does not currently have a compensation committee.

     The Company has no nominating committee of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by such person with respect to the Company.

     Based solely on its review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that, during 1997, all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act.

ITEM 11:  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The following table sets forth the compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997 ("fiscal 1997"), December 31, 1996 and December 31, 1995 for the Company's Chief Executive Officer and up to four of the other most highly compensated executive officers who were serving as executive officers at December 31, 1997 whose total annual salary and bonus exceeded $100,000 in fiscal 1997 and up to two additional individuals who would have been among such other four most highly compensated executive officers if such individuals had been serving as executive officers at December 31, 1997 (the Chief Executive Officer and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE



                                                                                  LONG-TERM
                                                          ANNUAL COMPENSATION   COMPENSATION
                                                          -------------------      AWARDS
                                                                      OTHER      ------------
                                                                      ANNUAL      SECURITIES
                                                                      COMPEN-     UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION           SALARY        BONUS       SATION       OPTIONS        COMPENSATION
      ---------------------------           ------        -----       ------      ----------      ------------

E. Andrews Grinstead, III.... .... 1997    $375,000            0    $72,486(1)      66,806     $    75,048(2)(3)
   Chairman of the Board,          1996    $375,000     $225,000    $82,386(6)      50,000     $    43,527(7)(8)
   President and Chief Executive   1995    $270,000     $235,000    $19,655(9)     119,846       118,332(10)(11)
   Officer

Anthony J. Payne.................. 1997    $172,656            0    $47,778(1)      31,316     $158,628(2)(3)(4)
  Former Senior Vice President     1996    $243,750     $107,000    $45,616(6)      25,000     $    14,853(7)(8)
  Of Finance and Administration,   1995    $175,000     $137,500    $30,469(9)      43,162     $  45,250(10)(11)
  Chief Financial Officer,
  Treasurer and Secretary(12)

Sudhir Agrawal, D. Phil..........  1997    $250,000            0          0         32,263     $    22,757(3)(6)
  Senior Vice President of         1996    $250,000     $100,000          0         25,000     $    28,676(5)(8)
  Discovery, Chief Scientific      1995    $178,250     $114,125          0         32,263     $   38,523(5)(11)
  Officer and Director


-----------------

(1) Includes $51,386 and $33,817 paid by the Company to Messrs. Grinstead and Payne, respectively, in lieu of employee benefits in 1998.

(2) Includes $37,748 and $972 paid by the Company to Messrs. Grinstead and Payne, respectively, during 1997 with respect to life insurance for the benefit of the Named Executive Officer.

(3) Includes $37,300, $15,468 and $18,269 paid by the Company to Mr. Grinstead, Mr. Payne and Dr. Agrawal, respectively, in connection with the surrender of accrued but unused vacation days during 1997.

(4) Includes $142,188 paid by the Company to Mr. Payne in connection with the termination of his employment during 1997.

(5) Includes $4,500, $4,277 and $4,488 contributed by the Company on behalf of Dr. Agrawal pursuant to the Company's 401(k) Plan in 1995, 1996 and 1997 respectively.

(6) Includes $76,017 and $36,938 paid by the Company to Messrs. Grinstead and Payne, respectively, in lieu of employee benefits in 1997.

(7) Includes $11,364 and $3,134 paid by the Company to Messrs. Grinstead and Payne, respectively, during 1996 with respect to life insurance for the benefit of the Named Executive Officer.

(8) Includes $32,163, $11,719 and $24,399 paid to Mr. Grinstead, Mr. Payne, and Dr. Agrawal, respectively, in consideration of the surrender of accrued but unused vacation days during 1996.

(9) Includes $12,510 and $23,594 paid by the Company to Messrs. Grinstead and Payne, respectively, in lieu of employee benefits in 1996.

(10) Includes $34,345 and $4,531 paid by the Company to Messrs. Grinstead and Payne, respectively, during 1995 with respect to life insurance for the benefit of the Named Executive Officer.

(11) Includes $83,987, $40,719 and $34,023 paid to Mr. Grinstead, Mr. Payne, and Dr. Agrawal in consideration of the surrender of accrued but unused vacation days during the period from the commencement of such Named Executive Officer's employment with the Company through December 31, 1995.

(12) Mr. Payne's employment with the Company terminated as of September 15, 1997.


     Option Grants Table. The following table sets forth certain information concerning grants of stock options made during fiscal 1997 to each of the executive officers named in the Summary Compensation Table:


                                  OPTION GRANTS IN LAST FISCAL YEAR
                                          INDIVIDUAL GRANTS
                             ---------------------------------------
                                                                                  POTENTIAL REALIZABLE
                                             PERCENTAGE                             VALUE AT ASSUMED
                              NUMBER OF       OF TOTAL                            ANNUAL RATES OF STOCK
                             SECURITIES       OPTIONS       EXERCISE              PRICE APPRECIATION FOR
                             UNDERLYING      GRANTED TO      PRICE     EXPIRA-       OPTION TERMS(2)
                              OPTIONS       EMPLOYEES IN      PER       TION      ---=------------------
                              GRANTED        FISCAL YEAR     SHARE     DATE(1)       5%           10%
                             ----------     ------------    --------   -------    --------     ---------

E. Andrews Grinstead, III     16,806(3)        5.32%        $31.25     2/19/07    $330,246   $  839,959
                              38,000(4)       12.04          30.00     4/09/07     716,300    1,818,400
                              12,000(5)        3.80          31.88     5/21/07     240,300      609,900

Sudhir Agrawal..........       7,323(3)        2.30          31.25     2/19/97     142,722      361,707
                              19,000(4)        6.02          30.00     4/09/07     358,150      908,200
                               6,000(5)        1.90          31.88     5/21/07     120,150      304,950

Anthony J. Payne........       6,316(3)        2.00          31.25     2/19/07     124,113      314,547
                              19,000(4)        6.02          30.00     4/09/07     358,150      908,200
                               6,000(5)        1.90          31.88     5/21/07     120,150      304,950


---------------

(1) The expiration date of an option is the tenth anniversary of the date on which the option was originally granted.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionholders' continued employment through the option period, and the date on which the options are exercised. As of March 31, 1998, the last sale price of the Common Stock of the Company was significantly lower than the exercise price of the options reflected in this table.

(3) These stock options are immediately exercisable with respect to 40% of the shares covered thereby and will become exercisable with respect to the remaining 60% of the shares covered thereby in three equal installments in arrears commencing on February 19, 1999.

(4) These stock options are immediately exercisable with respect to 40% of the shares covered thereby and will become exercisable with respect to the remaining 60% of the shares covered thereby in three equal installments in arrears commencing on April 9, 1999.

(5) These stock options are immediately exercisable with respect to 20% of the shares covered thereby and will become exercisable with respect to the remaining 80% of the shares covered thereby in four equal annual installments in arrears commencing on May 21, 1998.


     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information concerning each exercise of a stock option during fiscal 1997 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1997:

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR-END
                       -----------------------------------

                                                  OPTION VALUES
                                                   NUMBER OF              VALUE OF
                                                     SHARES              UNEXERCISED
                                                   UNDERLYING           IN THE MONEY
                                                   OPTIONS AT         OPTIONS AT FISCAL
                                                FISCAL YEAR-END            YEAR-END(1)
                                                ---------------       -----------------
                                                  EXERCISABLE/          EXERCISABLE/
                                                 UNEXERCISABLE          UNEXERCISABLE
                                                 -------------        -----------------

E. Andrews Grinstead, III...................    191,874/71,445            $    --/--
Anthony J. Payne(2).........................     70,592/40,053                 --/--
Sudhir Agrawal..............................     80,453/37,811             17,500/--


--------------------

(1) The closing price for the Common Stock as reported by The Nasdaq OTC Bulletin Board on December 31, 1997 (the last day of trading) in 1997 was $3.00. Value is calculated on the basis of the difference between the option exercise price and $3.00, multiplied by the number of shares of Common Stock underlying the option.

(2) Mr. Payne's employment with the Company terminated as of September 15, 1997.


Compensation of Directors

         Each non-employee director is paid $1,500 for personal or telephonic attendance at a Board or committee meeting. Other directors are not entitled to compensation in their capacities as directors. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board and committee meetings. In addition, Drs. Wyngaarden and Zamecnik received compensation in the amounts of $49,250 and $58,000, respectively, in 1997 in connection with the provision of certain consulting services to the Company and for serving on the Company's Scientific and/or Clinical Advisory Boards. The Company also is a party to various consulting, advisory and other arrangements with affiliates of Messrs. El-Khereiji, El-Zein and Menhall. For a description of the foregoing arrangements with the Company and certain other transactions between the Company and affiliates of certain directors, see Item 13 "Certain Relationships and Related Transactions."

     In October 1995, the Company adopted the 1995 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, options to purchase 1,000 shares of Common Stock were granted to each director of the Company other than Mr. Grinstead and Dr. Agrawal as of January 30, 1996 at an exercise price of $65.625 per share, and options to purchase 1,000 shares of Common Stock were granted to each director other than Mr. Grinstead and Dr. Agrawal as of May 1, 1997 at an exercise price of $27.50 per share. The Director Plan also provides that options to purchase 1,000 shares of Common Stock will be granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 1,000 shares of Common Stock will be granted to each eligible director on May 1 of each year. All options will vest on the first anniversary of the date of grant (or, in the case of annual options, on April 30 of each year with respect to options granted in the previous year); provided, that the exercisability of these options will be accelerated upon the occurrence of a change in control (as defined in the Director Plan). A total of 50,000 shares of Common Stock may be issued upon the exercise of stock options granted under the Director Plan. The exercise price of options granted under the Director Plan will equal the closing price of the Common Stock on the date of grant. As of March 31, 1998, options to purchase an aggregate of 14,000 shares of Common Stock were outstanding under the Director Plan.

     Non-employee directors also have received options to purchase Common Stock of the Company under the Company's 1997 Stock Option Plan (the "1997 Plan") and the Company's 1995 Stock Option Plan (the "1995 Plan Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     The Company is party to an employment agreement with Mr. Grinstead for the period commencing July 1, 1996 and ending June 30, 2001. Under this agreement, Mr. Grinstead is currently entitled to receive an annual base salary of $375,000. Mr. Grinstead also is eligible to receive (i) a cash bonus each year related to the attainment of management objectives specified by the Board of Directors and (ii) additional payments of $16,000 in 1997 and 1998. In the event Mr. Grinstead's employment is terminated by the Company without cause (as defined) or by him for good cause (as defined), the Company will pay Mr. Grinstead during the 24-month period following his termination a monthly amount equal to one-twelfth of the sum of Mr. Grinstead's annual base salary as of the date of termination and the average bonus paid to him during the three years preceding his termination (the "Average Bonus Amount"). The Company also will continue Mr. Grinstead's benefits for such period, subject to earlier termination under certain circumstances. If his employment is terminated by the Company for failure to perform his assigned duties, he will continue to receive his annual base salary and benefits during the six-month period following such termination. Notwithstanding the foregoing, in the event that Mr. Grinstead's employment is terminated for any of the above reasons within 12 months following a Change in Control (as defined) of the Company, Mr. Grinstead will be entitled to receive, in lieu of the payments described above, a lump sum payment equal to 300% of the sum of his annual base salary and his Average Bonus Amount.

     In accordance with the terms of Mr. Grinstead's previous employment agreement, the Company loaned $190,000 to Mr. Grinstead in December 1992 pursuant to the terms of a promissory note bearing simple interest at a rate of 6% per year, which originally provided for the payment of principal and all accrued interest on the earlier of December 23, 1995 or the expiration or termination of Mr. Grinstead's employment by the Company, but is currently payable on demand. Such loan remained outstanding as of March 31, 1998, at which date the total unpaid balance of principal and interest was $250,100.

     The Company is party to an employment agreement with Dr. Agrawal for the period commencing July 1, 1996 and ending June 30, 2000. Under this agreement, Dr. Agrawal serves as Senior Vice President of Discovery and Chief Scientific Officer of the Company and is currently entitled to receive an annual base salary of $250,000. Dr. Agrawal is eligible to receive a cash bonus each year related to the attainment of management objectives specified by the Chief Executive Officer and the Board of Directors. In the event Dr. Agrawal's employment is terminated by the Company without cause (as defined) or by him for good cause (as defined), the Company will pay Dr. Agrawal during the 24-month period following his termination a monthly amount equal to one-twelfth of the sum of Dr. Agrawal's annual base salary as of the date of termination and the average bonus paid to him during the three years preceding his termination (the "Average Bonus Amount"). The Company will also continue Dr. Agrawal's benefits for such period, subject to earlier termination under certain circumstances. If his employment is terminated by the Company for failure to perform his assigned duties, he will continue to receive his annual base salary and benefits during the six-month period following such termination. Notwithstanding the foregoing, in the event that Dr. Agrawal's employment is terminated for any of the above reasons within 12 months following a Change in Control (as defined) of the Company, Dr. Agrawal will be entitled to receive, in lieu of the payments described above, a lump sum payment equal to 300% of the sum of his annual base salary and his Average Bonus Amount.

     The employment agreements entered into between the Company and each of Mr. Grinstead and Dr. Agrawal also provide that all stock options held by any of the Named Executive Officers (including existing options and options to be granted in the future) shall include terms providing (i) that in the event that such Named Executive Officer's employment is terminated by the Company without cause or by him for good cause the exercisability of such stock options will be accelerated by two years and such stock options will be exercisable for a two-year period following termination and (ii) that in the event of certain changes in control of the Company, its liquidation or the sale of all or substantially all of its assets, all such stock options not then exercisable will vest and become immediately exercisable. The Company is also a party to registration rights agreements with Mr. Grinstead that provide that in the event the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the "Securities Act"), at any time, with certain exceptions, Mr. Grinstead shall be entitled to include the shares of Common Stock held by him in such registration, subject to the right of the managing underwriter of any underwritten offering to exclude from such registration for marketing reasons some or all of such shares. The Company also is a party to indemnification agreements with Mr. Grinstead pursuant to which the Company has agreed to indemnify him for certain liabilities, including liabilities arising under the Securities Act.

     Mr. Payne's employment with the Company terminated as of September 15, 1997. The Company is party to an agreement with Mr. Payne regarding the termination of his employment. Pursuant to this agreement, options to purchase an aggregate of 62,493 shares of Common Stock were amended to provide for the acceleration by two years of the exercisability of such options and to extend the period during which such options may be exercised until the second anniversary of the termination of Mr. Payne's employment. In addition, under this agreement, the Company agreed to pay Mr. Payne during the 12-month period following his termination a monthly amount equal to one-sixth of the sum of Mr. Payne's annual base salary as of September 15, 1997. Under this agreement, Mr. Payne agreed to repay a personal loan from the Company in the amount of $221,521.25 upon his acceptance of employment by a third party, at which time the remaining severance payments would be applied to the loan balance. As of March 31, 1998, such loan had been repaid in full and the Company's obligation to continue making severance payments to Mr. Payne had terminated. The Company has also agreed to continue Mr. Payne's benefits for a two-year period, subject to earlier termination under certain circumstances.

     Stock options to purchase an aggregate of 261,841 shares of Common Stock granted to the Named Executive Officers pursuant to the 1990 Plan provide that, upon a change in control (as defined in the 1990 Plan), all options granted thereunder will become fully exercisable. In addition, pursuant to the terms of the employment agreements entered into between the Company and each of the Named Executive Officers described above (i) in April 1997, stock options to purchase an aggregate of 130,386 shares of Common Stock granted to the Named Executive Officers under the Company's 1995 Plan were amended to provide that such options will become fully exercisable upon a change in control of the Company, and (ii) all stock options granted to the Named Executive Officers after March 1, 1997 will provide that such options will become fully exercisable upon a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not currently have a compensation committee. The Board of Directors as a whole, including Mr. Grinstead and Dr. Agrawal, who are employees of the Company, perform equivalent functions. None of the directors or executive officers of the Company had any "interlock" relationships to report during the Company's fiscal year ended December 31, 1997.

     Since January 1, 1997, the Company has entered into or engaged in certain transactions with Pillar S.A., Pillar Investment Ltd. Pillar Limited and Charles River Building Limited Partnership (the "Cambridge Landlord"), entities of which Messrs. El-Zein and Menhall are affiliates. See Item 13 "Certain Relationships and Related Transactions."

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 31, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the directors and director nominees of the Company,
(iii) the Chief Executive Officer and the other Named Executive Officers, and
(iv) the directors and executive officers of the Company as a group.

                                                            AMOUNT AND NATURE
                                                        OF BENEFICIAL OWNERSHIP(1)
                                                        --------------------------
                                                        NUMBER OF      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                      SHARES          CLASS
------------------------------------                    ---------      -----------
5% STOCKHOLDERS

Yahia M.A. Bin Laden...............................     377,500 (2)        7.46%
    2, rue Charles Bonnet
    1206 Geneva, Switzerland

Pecks Management Partners, Ltd.....................     356,500 (3)        6.58%
    One Rockefeller Plaza, Suite 900
    New York, New York  10020

Nicris Limited.....................................     310,000            6.12%
    2 rue Charles Bonnet
    1206 Geneva, Switzerland

Intercity Holdings, LTD............................     341,667            6.75%
    c/o Coson Corporate Services
    P.O. Box HM 1561
    Hamilton, HM FX, Bermuda

DIRECTORS

Youssef El-Zein....................................     142,192 (4)        2.74%
Nasser Menhall.....................................     118,605 (5)        2.30%
E. Andrews Grinstead, III..........................     254,814 (6)        4.83%
Mohamed A. El-Khereji..............................     179,287 (7)        3.48%
Paul C. Zamecnik...................................     112,020 (8)        2.20%
Sudhir Agrawal.....................................     105,665 (9)        1.74%
James B. Wyngaarden................................      15,000(10)           *

OTHER EXECUTIVE OFFICERS

Anthony J. Payne...................................      92,250(11)        1.66%
All directors and executive officers as a
  group (8 persons)................................   1,021,833(12)       17.92%


--------------------
  * Less than 1%

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 1998 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 310,000 shares held by Nicris Limited ("Nicris"). Mr. Bin Laden, a controlling stockholder of Nicris, may be considered a beneficial owner of the shares beneficially owned by such entity.

(3) Share ownership based on Schedule 13D filed with the Commission on February 17, 1998. Share ownership is based on shares issuable upon the conversion of debt securities of the Company.

(4) Includes (a) 74,183 shares issuable upon the exercise of warrants held by Mr. El-Zein, (b) 366 shares issuable upon the exercise of warrants held by Pillar Associated, (c) 12,800 shares held by Pillar Investment, (d) 5,243 shares issuable upon the exercise of warrants held by Pillar Investment,
     (e) 20,000 shares issuable upon the exercise of warrants held by Pillar S.A., and (f) 20,000 shares issuable upon the exercise of warrants by Pillar S.A.R.L. Also includes 8,000 shares subject to outstanding stock options held by Mr. El-Zein which are exercisable within the 60-day period following March 31, 1998. Mr. El-Zein, an affiliate of Pillar Investment, Pillar Limited, Pillar S.A., Pillar Associated and Pillar S.A.R.L., may be considered a beneficial owner of the shares beneficially owned by such entities.

(5) Includes (a) 52,195 shares issuable upon the exercise of warrants held by Mr. Menhall, (b) 366 shares issuable upon the exercise of warrants held by Pillar Associated, (c) 12,800 shares held by Pillar Investment, (d) 5,243 shares issuable upon the exercise of warrants held by Pillar Investment,
     (e) 20,000 shares issuable upon the exercise of warrants held by Pillar S.A., and (f) 20,000 shares issuable upon the exercise of warrants by Pillar S.A.R.L. Also includes 8,000 shares subject to outstanding stock options held by Mr. Menhall which are exercisable within the 60-day period following March 31, 1998. Mr. Menhall, an affiliate of Pillar Limited, Pillar Investment, Pillar S.A., Pillar Associated and Pillar S.A.R.L., may be considered a beneficial owner of the shares beneficially owned by such entities.

(6) Includes 211,235 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 1998.

(7) Includes (a) 80,414 shares issuable upon the exercise of warrants held by Mr. El-Khereiji and (b) 8,000 shares subject to outstanding stock options held by Mr. El-Khereiji which are exercisable within the 60-day period following March 31, 1998. Also includes 90,873 shares beneficially owned by Solter Corporation. Mr. El-Khereiji, an affiliate of Solter Corporation, may be considered a beneficial owner of the shares beneficially owned by such entity.

(8) Includes 26,000 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 1998.

(9) Includes 90,905 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 1998.

(10) Includes 700 shares held by Dr. Wyngaarden's children and 11,000 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 1998.

(11) Includes 82,355 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 1998. Mr. Payne's employment with the Company terminated on September 15, 1997.

(12) Includes an aggregate of 298,011 shares issuable upon the exercise of outstanding warrants exercisable within the 60-day period following March 31, 1998 and an aggregate of 445,494 shares issuable upon the exercise of outstanding stock options exercisable within the 60-day period following March 31, 1998. Does not include 112,733 shares issuable upon the exercise of outstanding stock options not exercisable within the 60-day period following March 31, 1998.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1997, the Company has entered into or engaged in the following transactions with the following directors, officers, stockholders who beneficially own more than 5% of the outstanding Common Stock of the Company ("5% Stockholders") and affiliates or immediate family members of such directors, officers and 5% Stockholders.

Transactions with Pillar S.A. and Certain of its Affiliates

     Since January 1, 1997, the Company has entered into or engaged in certain transactions with Pillar S.A., Pillar Limited and the Cambridge Landlord. Pillar S.A. and Pillar Limited are affiliates of Messrs. El-Zein and Menhall, two directors of the Company. The Cambridge Landlord is an affiliate of Messrs. El-Zein and Menhall and Mr. El-Khereiji, a third director of the Company. The following is a summary of these transactions.

     In 1997, the Company was a party to a consulting agreement (the "1994 Pillar Consulting Agreement") with Pillar S.A., dated as of March 1, 1994, pursuant to which Pillar S.A. provided the Company with financial advisory and managerial services in connection with the Company's overseas operations, including support services in connection with contracts and agreements. Under the terms of the 1994 Pillar Consulting Agreement, the Company paid Pillar S.A. continuing consulting fees of $60,000 per month and $23,000 per month for overhead costs, and reimbursement of certain authorized out-of-pocket expenses. The 1994 Pillar Consulting Agreement expired on February 28, 1998.

     Pursuant to the 1994 Pillar Consulting Agreement, the Company issued to Pillar S.A. two five-year warrants to purchase an aggregate of 40,000 shares of Common Stock of the Company.

     On July 8, 1995, the Company entered into an additional agreement (the "Pillar Europe Agreement") with Pillar S.A. pursuant to which Pillar S.A. agreed to provide to the Company certain consulting, advisory and related services (in addition to the services to be provided pursuant to the 1994 Pillar Consulting Agreement) and serve as the Company's exclusive agent in connection with potential corporate partnerships in Europe and as a non- exclusive placement agent of the Company in connection with private placements of securities of the Company for a period of two years. On November 1, 1995, the Pillar Europe Agreement was amended to provide that (i) Pillar S.A. would cease to serve as the Company's exclusive agent in connection with potential corporate partnerships in Europe, but would continue to serve as a non-exclusive agent in such respect, (ii) Pillar S.A. would receive a retainer of $26,470 per month for the balance of the term of the Pillar Europe Agreement (April 1, 1997), (iii) the fees set forth in the Pillar Europe Agreement would only be payable to Pillar S.A. in connection with potential collaborations with any French pharmaceutical company with which the Company engaged in discussions during the 12- month period ended November 1, 1995 as a result of introductions by Pillar S.A. and (iv) any compensation payable to Pillar S.A. in connection with its services with respect to other corporate collaborations or any placements of securities would be negotiated on a case-by-case basis and would be subject to the approval of the independent members of the Board of Directors of the Company. The Pillar Europe Agreement expired on April 1, 1997.

     During the year ended December 31, 1997, the Company paid Pillar S.A. an aggregate of $998,000 under the 1994 Pillar Consulting Agreement and the Pillar Europe Agreement, as amended.

     The Company has retained Pillar Investments as a placement agent of the Company in connection with a private placement of securities of the Company (the "Offshore Offering"). Pillar Investments Ltd. Is entitled to receive fees consisting of (i) 9% of the gross proceeds of such Offshore Offering and (ii) a non-accountable expense allowance equal to 4% such gross proceeds. In addition, Pillar Investments Ltd. Is entitled to purchase warrants, at $.001 per warrant as follows. If the Equity Conditions referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - - 1998 Financing Conditions" are met, Pillar Investments Ltd. will be entitled to purchase warrants to purchase such number of shares of the Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock sold in the Offshore Offering (including share of Common Stock issued in exchange for Units which included 1998 Unit Notes (such Units being referred to herein as the "Note Units")), exercisable at 120% of the Common Stock Offering Price (as defined in the 1997 10-K) for a period of five years from the date of the closing of the Offshore Offering. If the Equity Conditions are not met, Pillar Investments Ltd. will be entitled to receive warrants to purchase 10% of the Note Units issued in the Offshore Offering, exercisable at 100% of the offering price of the Note Units, for a period of seven years commencing six months after the final closing date of the Offshore Offering.

         In addition, in connection with the Offshore Offering, at the final closing of the Offshore Offering, the Company and Pillar Investment Ltd. will enter into an advisory agreement (the "Financial Advisory Agreement") pursuant to which Pillar Investment Ltd. shall act as the Company's non-exclusive financial advisor. Such Financial Advisory Agreements will provide that (i) Pillar Investment Ltd. receive a monthly retainer of $5,000 (minimum engagement of 24 months beginning on the final closing date), and will be entitled to receive (ii) out-of-pocket expenses, (iii) a consulting/restructuring fee of $960,000 payable in Common Stock of the Company valued at the market price and payable in three equal installments as net proceeds of $25,000,000, $30,000,000 and $35,000,000 are received in the Offshore Offering, (iv) warrants to purchase such number of shares of Common Stock equal to 15% of the number of shares of Common Stock included in units received by purchasers who exchange such Note Units for units consisting of Common Stock and warrants and (v) certain cash and equity success fees in the event Pillar Investment Ltd. assists the Company in connection with certain financial and strategic transactions.

     The Company is a party to a lease (the "Cambridge Lease") with the Cambridge Landlord dated as of February 4, 1994. The Cambridge Lease covers approximately 91,500 square feet of space in Cambridge, Massachusetts, has an initial term of fifteen years commencing on February 1, 1997, and may be extended for three additional five-year terms at the option of the Company. The Cambridge Lease originally provided for an annual rent equal to $30 per square foot on a triple net basis for the first five years, $33 per square foot on a triple net basis for the next five years and the greater of $30 per square foot on a triple net basis or the then market value of leased property for each of the five-year renewal terms. In connection with the Company's election to acquire an interest in the Cambridge Landlord described below, the annual rent due under the Cambridge Lease was increased for the first five years of the lease term to $38 per square foot on a triple net basis and for the second five years to $42 per square foot on a triple net basis and for the third five years to $47 per square foot on a triple net basis.

     On July 1, 1996, the Company elected to fund approximately $5.5 million of the costs (primarily relating to tenant improvements) of the construction of the leased premises through contributions to the capital of the Cambridge Landlord in exchange for a limited partnership interest in the Cambridge Landlord (the "Partnership Interest"). The Partnership Interest entitles the Company to an approximately 32% interest in the Cambridge Landlord. Hybridon's right to receive distributions of cash generated from operations or from any sale or refinancing of the property is subordinate to the distribution to certain other limited partners of priority amounts currently totalling approximately $6.5 million. In the case of a sale or refinancing of the property, after payment of the priorities described in the immediately preceding sentence, Hybridon is entitled to a return of its capital contribution and, thereafter, to its pro rata share of the remaining funds available for distribution. The Company also has the right, for a period of three years ending February 2000, to sell the Partnership Interest back to certain limited partners of the Cambridge Landlord for a price equal to the greater of (i) the aggregate cash contribution made by Hybridon to the Cambridge Landlord or (ii) the fair market value of the Partnership Interest at the time. The assets of these limited partners are limited to their investment in the Cambridge Landlord.

     In 1997, the Company had on deposit with Bank Fur Vermogensanlagen Und Handel ("BVH") the amount of $1,034,618. In November, 1997, German banking authorities imposed a moratorium on BVH and closed BVH for business. Pursuant to an agreement dated November 28, 1998, the Cambridge Landlord has agreed to assume the risk for the BVH deposit and to pay to the Company the amount of $75,000 a month after each rent payment under the Cambridge Lease is made until such time as $1,000,000 has been paid to the Company or the BVH deposit is released. The Company will reimburse the Cambridge Landlord for any cash received under this agreement, up to the amount realized by the Company from the final settlement of the BVH deposit, after the moratorium is lifted. As of March 31, 1998, the Cambridge Landlord had paid $250,000 to the Company under this agreement.

     The Company was a party to a lease (the "Paris Lease") with a third party dated March 23, 1994 for approximately 1,800 square feet of space in Paris, France. The Company's obligations under the Paris Lease were guaranteed by Pillar S.A. Effective March 31, 1998, the Company terminated the Paris Lease.

Other Transactions

     Certain persons and entities (the "Rightsholders"), including Dr. Zamecnik, Pillar S.A., Pillar Limited, Intercity Holdings, Mr. Bin Laden and Nicris, are entitled to certain rights with respect to the registration under the Securities Act of certain shares of the Company's Common Stock (the "Registrable Shares"), including shares of Common Stock that may be acquired pursuant to the exercise of options or warrants, under the terms of agreements among the Company and the Rightsholders (the "Registration Agreements"). The Registration Agreements generally provide that in the event the Company proposes to register any of its securities under the Securities Act at any time, with certain exceptions, the Rightsholders shall be entitled to include Registrable Shares in such registration, subject to certain conditions and limitations. Certain Rightsholders, including Pillar S.A., Pillar Limited, Intercity Holdings, Mr. Bin Laden and Nicris, but excluding, among others, Dr. Zamecnik, have the additional right under certain Registration Agreements to require the Company to prepare and file registration statements under the Securities Act, if such Rightsholders holding specified percentages of the Registrable Shares so request, and the Company is required to use its best efforts to effect such registration, subject to certain conditions and limitations.

     For a description of certain employment and other arrangements between the Company and its executive officers, see "Compensation of Executive Officers" above. For a description of stock options granted to certain directors of the Company, see "Director Compensation" above.

     The Company believes that the terms of the transactions described above were no less favorable than the Company could have obtained from unaffiliated third parties.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Hybridon, Inc.


                              /s/ E. Andrews Grinstead, III
                              ------------------------------------
                              E. Andrews Grinstead, III
                              President


Dated: April 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                    Title                              Date
           ---------                    -----                              ----
/s/ E. Andrews Grinstead, III          Chairman of the Board,              April 30, 1998
-----------------------------          President and Chief Executive
E. Andrews Grinstead, III              Officer and Director (Principal
                                       Executive Officer)


/s/ Robert G. Andersen                 Treasurer (Principal Financial      April 30, 1998
-----------------------------          and Accounting Officer)
Robert G. Andersen


/s/ Sudhir Agrawal                     Director                            April 30, 1998
-----------------------------
Sudhir Agrawal


                                       Director                            April 30, 1998
-----------------------------
Mohamed El-Khereiji


/s/ Youssef El-Zein                    Director                            April 30, 1998
-----------------------------
Youssef El-Zein


/s/ Nasser Menhall                     Director                            April 30, 1998
-----------------------------
Nasser Menhall


                                       Director                            April 30, 1998
-----------------------------
James B. Wyngaarden



/s/ Paul C. Zamecnik                   Director                            April 30, 1998
-----------------------------
Paul C. Zamecnik