Form 10-Q
period 1998-06-30
HYBRIDON INC
filed 1998-08-17
CIK 861838

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


  For the Quarter Ended:  June 30, 1998         Commission File Number 0-27352

                                 Hybridon, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)


             Delaware                           04-3072298
             --------                           ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  organization or incorporation)

                                155 Fortune Blvd.
                                Milford, MA 01757
                                -----------------
          (Address of principal executive offices, including zip code)


                                 (508) 482-7500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]                 NO[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.001 per share                15,256,825
   ---------------------------------------             -----------------
                  Class                        Outstanding as of August 12, 1998

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

        CONSOLIDATED  CONDENSED  BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER
           31, 1997.

        CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS  FOR THE THREE MONTHS
           AND  SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997  AND   CUMULATIVE
           FROM MAY 25,  1989 (INCEPTION) TO JUNE 30, 1998

        CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS FOR THE SIX  MONTHS
           ENDED JUNE 30, 1998 AND 1997, AND CUMULATIVE FROM MAY 25, 1989 (INCEPTION) TO JUNE 30, 1998

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I


ITEM 1.

                               HYBRIDON, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (UNAUDITED)

                                            ASSETS

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1998             1997
CURRENT ASSETS:
    Cash and cash equivalents                                   $    5,518,682  $     2,202,202
    Restricted cash (Note 9)                                         1,592,368               --
    Accounts receivable                                                264,122          529,702
    Accounts receivable related to real
       estate limited partnership                                    5,450,000               --
    Prepaid expenses and other current assets                          883,676        1,005,825
                                                                --------------  ---------------

        Total current assets                                        13,708,848        3,737,729
                                                                --------------  ---------------
PROPERTY AND EQUIPMENT, AT COST:
    Leasehold improvements                                          11,699,244       16,027,734
    Laboratory equipment                                             9,041,452        6,770,402
    Equipment under capital leases                                   1,601,535        4,879,190
    Office equipment                                                 1,839,824        1,947,818
    Furniture and fixtures                                           1,474,862          645,264
    Construction-in-progress                                            45,409           45,409
                                                                --------------  ---------------
                                                                    25,702,326       30,315,817

    Less--Accumulated depreciation and amortization                 13,199,366       11,085,013
                                                                 --------------  ---------------
                                                                    12,502,960       19,230,804
OTHER ASSETS:
    Restricted cash                                                    659,618        3,050,982
    Notes receivable from officers                                     252,950          247,250
    Deferred financing costs and other assets                          982,289        3,354,767
    Investment in real estate partnership                                   --        5,450,000
                                                                --------------  ---------------

                                                                     3,487,225       12,102,999
                                                                --------------  ---------------

                                                                $   28,106,665  $    35,071,532
                                                                ==============  ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt and capital
        lease obligations                                       $    4,754,478  $     7,868,474
    Accounts payable                                                 4,194,048        8,051,817
    Accrued expenses                                                 4,758,350       11,917,298
                                                                --------------  ---------------
        Total current liabilities                                   13,706,876       27,837,589
                                                                --------------  ---------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF
  CURRENT PORTION                                                      596,431        3,282,123
                                                                --------------  ---------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                            1,300,000       50,000,000
                                                                --------------  ---------------

STOCKHOLDERS' EQUITY(DEFICIT):
    Preferred stock, $.01 par value-
        Authorized--5,000,000 shares
        Issued and outstanding--None                                         --               --
    Series A convertible preferred stock, $.01 par value-
        Authorized--5,000,000 shares
        Issued and outstanding--624,790 shares at June 30, 1998           6,248               --
    Common stock, $.001 par value-
        Authorized--100,000,000 shares
        Issued and outstanding--15,254,825 and 5,059,650 at
           June 30, 1998 and December 31, 1997, respectively             15,255           5,060
    Additional paid-in capital                                      239,154,024     173,695,698
    Deficit accumulated during the development stage              (225,687,028)    (218,655,101)
    Deferred compensation                                             (985,141)      (1,093,837)
                                                                 --------------  ---------------

        Total stockholders' equity(deficit)                          12,503,358     (46,048,180)
                                                                 --------------  ---------------

                                                                 $   28,106,665  $    35,071,532
                                                                 ==============  ===============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               HYBRIDON, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (UNAUDITED)


                                                                                            CUMULATIVE FROM
                                                                                              MAY 25, 1989
                                    THREE MONTHS ENDED              SIX MONTHS ENDED         (INCEPTION) TO
                                         JUNE 30,                       JUNE 30,                JUNE 30,
                                   1998            1997           1998           1997             1998
REVENUES:
    Research and development   $     649,915   $     186,250  $     799,915  $     780,150  $      5,799,263
    Product revenue                  681,620         727,704      1,506,689      1,075,858         4,963,641
    Interest income                   44,602         486,502         62,447        603,914         3,283,186
    Royalty and other income               -          14,971              -         14,971           110,321
                               -------------   -------------  -------------  -------------  ----------------

                                   1,376,137       1,415,427      2,369,051      2,474,893        14,156,411
                               -------------   -------------  -------------  -------------  ----------------

OPERATING EXPENSES:
    Research and development       5,577,144      14,969,366     11,979,681     26,445,805       177,439,496
    General and administrative     2,048,907       2,524,046      3,714,019      5,954,499        51,530,635
    Restructuring charge                   -               -              -              -        11,020,000
    Interest                         976,526       1,447,348      2,583,963      1,617,555         8,729,993
                               -------------   -------------  -------------  -------------  ----------------

                                   8,602,577      18,940,760     18,277,663     34,017,859       248,720,124
                               -------------   -------------  -------------  -------------  ----------------

        Loss from operations     (7,226,440)    (17,525,333)   (15,908,612)   (31,542,966)     (234,563,713)

EXTRAORDINARY ITEM:
    Gain on conversion of 9%
    convertible subordinated
    notes payable                  8,876,685               -      8,876,685              -         8,876,685
                               -------------   -------------  -------------  -------------  ----------------

NET INCOME (LOSS)              $   1,650,245   $(17,525,333)  $ (7,031,927)  $(31,542,966)  $  (225,687,028)
                               =============   =============  =============  =============  ================


BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE FROM
(Note 3):

    OPERATIONS                 $       (.64)   $      (3.47)  $      (1.94)  $      (6.26)
                               =============   =============  =============  =============

    EXTRAORDINARY GAIN         $         .78   $           -  $        1.08  $           -
                               =============   =============  =============  =============

    NET INCOME (LOSS)          $         .15   $      (3.47)  $       (.86)  $      (6.26)
                               =============   =============  =============  =============

SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON
SHARE (Note 2)                    11,333,604       5,048,391      8,196,627      5,042,369
                               =============   =============  =============  =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               HYBRIDON, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (UNAUDITED)


                                                                                           CUMULATIVE FROM
                                                                                             MAY 25, 1989
                                                                   SIX MONTHS ENDED            (INCEPTION) TO
                                                                       JUNE 30,                   JUNE 30,
                                                                 1998            1997               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (7,031,927)  $  (31,542,966)  $  (225,687,028)
    Adjustments to reconcile net loss to net cash used
    in operating activities-
      Extraordinary gain on conversion of 9% convertible
         subordinated notes payable                            (8,876,685)                -       (8,876,685)
      Depreciation and amortization                              1,785,353        2,241,374        12,971,807
      Loss on disposal of fixed assets                             228,000                -           228,000
      Issuance of common  stock for services rendered            1,195,398          146,875         1,342,273
      Compensation on grant of stock options, warrants
         and restricted stock                                      108,696          188,412         8,232,494
      Amortization of discount on convertible promissory
         notes payable                                                   -                -           690,157
      Amortization of deferred financing costs                     225,816          250,395           922,285
      Noncash interest on convertible promissory notes
         payable                                                         -                -           260,799
      Write-down of assets related to restructuring              4,600,000                -         5,200,000
      Changes in operating assets and liabilities-
         Accounts receivable                                       265,580         (70,609)         (264,122)
         Prepaid and other current assets                          122,149        (108,610)         (883,676)
         Notes receivable from officers                            (5,700)          (4,663)         (252,950)
         Amounts payable to related parties                              -                -         (200,000)
         Accounts payable and accrued expenses                 (5,530,465)        (572,356)        14,438,650
         Deferred revenue                                                -         (86,250)                 -
                                                            --------------  ---------------  ----------------

         Net cash used in operating activities                (12,913,785)     (29,558,398)     (191,877,996)
                                                            --------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                   -     (16,267,615)                 -
    Purchases of property and equipment, net                     (285,509)      (5,838,183)      (29,597,974)
    Proceeds from sale of fixed assets                             400,000                -           400,000
    Investment in real estate partnership                                -                -       (5,450,000)
                                                            --------------  ---------------  ----------------

         Net cash provided by (used in) investing
             activities                                            114,491     (22,105,798)      (34,647,974)
                                                            --------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock        6,804,562                -       103,388,716
    Proceeds from issuance of common stock related to stock
        options and restricted stock grants                              -           62,327         1,260,928
    Proceeds from issuance of common stock related to stock
        warrants                                                         -            9,075         3,185,816
    Net proceeds from issuance of common stock                   6,876,676                -        59,232,000
    Repurchase of common stock                                           -                -             (263)
    Proceeds from notes payable                                          -                -         9,450,000
    Proceeds from issuance of convertible promissory notes
        payable                                                  4,233,832       50,000,000        63,425,577
    Proceeds from long-term debt                                         -                -           662,107
    Payments on long-term debt and capital leases              (2,489,782)        (895,183)       (5,855,662)
    Proceeds from sale/leaseback                                         -        1,165,236         4,001,018
    Decrease (increase) in restricted cash and other assets        690,486          133,878       (3,448,646)
    (Increase) decrease in deferred financing costs                      -      (2,849,958)       (3,256,939)
                                                            --------------  ---------------  ----------------

        Net cash provided by financing activities               16,115,774       47,625,375       232,044,652
                                                            --------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,316,480      (4,038,821)         5,518,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,202,202       12,633,742                 -
                                                            --------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    5,518,682  $     8,594,921  $      5,518,682
                                                            ==============  ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                  $    1,261,502  $       492,555  $      4,891,952
                                                            ==============  ===============  ================


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

        On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of approximately $27.3 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 2,657,219 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $6.2 million of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred approximately $2.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar, a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering (Offshore Offering) consisted of (i) 9% of gross proceeds of such Offshore Offering and (ii) a non-accountable expense allowance equal to 4% of gross proceeds of such Offshore Offering. Pillar received approximately $1.6 million and warrants to purchase 1,111,630 shares of common stock at $2.40 per share.

        On February 6, 1998, the Company commenced an exchange offer to the holders of the 9% Convertible Subordinated Notes (the 9% Notes) (see
        Note 6) to exchange the 9% Notes for Series A convertible preferred stock and certain warrants of the Company. On May 5, 1998, Noteholders holding $48.7 million of principal and $2,361,850 of accrued interest tendered such principal and accrued interest to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with Statement of Financial Accounting (SFAS) No.15,

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

        Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of approximately $8.9 million related to the conversion. The extraordinary gain represents the difference between the carrying value of the 9% Notes and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the private offering described above, and warrants to purchase common stock issued by the Company.

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

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Net Income (Loss) per Common Share

        The Company applies SFAS No. 128, Earnings per Share, in calculating earnings per share. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

(4)     CASH EQUIVALENTS

        The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and are classified as held-to-maturity securities. These securities include cash equivalents and restricted cash. Cash equivalents have original maturities of less than three months. Cash and cash equivalents at June 30, 1998 and December 31, 1997 consisted of the following:

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)


                                                        June 30,         December 31,
                                                           1998              1997
        Cash and cash equivalents-
                Cash and money market funds         $       5,289,964  $       1,702,272
                Corporate bond                                228,718            499,930
                                                    -----------------  -----------------

                                                    $       5,518,682  $       2,202,202
                                                    =================  =================

        Restricted cash-current
                Certificates of deposit (Note 9)    $       1,592,368  $               -
                                                    =================  =================

        Restricted cash-long term
                Certificates of deposit             $               -  $       2,016,364
                Savings account                               659,618          1,034,618
                                                    -----------------  -----------------

                                                    $         659,618  $       3,050,982
                                                    =================  =================


(5)     RECEIVABLE FROM LIMITED PARTNERS OF REAL ESTATE LIMITED PARTNERSHIP

        Under the terms of the Cambridge, Massachusetts building lease (Cambridge Lease), the Company accounted for $5,450,000 of its payments for a portion of the costs of construction of the leased premises as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership Interest). Under the terms of the Partnership Interest, the Company has the right at any time prior to February 2000 to sell the Partnership Interest back to the other limited partners of the landlord. In April 1998, the Company exercised its right to sell back the Partnership Interest. The contribution to the real estate partnership has been classified as a current asset at June 30, 1998, since the Company anticipates receiving payment from the limited partners within one year, in accordance with the terms of the Cambridge Lease.

(6)     9.0% CONVERTIBLE SUBORDINATED NOTES

        On April 2, 1997, the Company issued $50,000,000 of the 9% Notes. As discussed in Note 1, on May 5, 1998 Noteholders holding $48.7 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock and warrants to purchase common stock. In addition, $2,361,850 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of June 30, 1998, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

        Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are subordinate to substantially all of the Company's existing indebtedness. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

(7)     NEW ACCOUNTING STANDARDS

        Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net income
        (loss) for the three and six month periods ended June 30, 1998 and 1997 were the same as reported net income (loss) for those periods.

        In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company believes that the adoption of SFAS No. 131 will not have a material impact on its financial results or financial position.

(8)     RESTRUCTURING

        Beginning in July 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As a part of this restructuring plan, the Company recorded an $11,020,000 restructuring charge in 1997 to provide for (i) the termination of certain research programs, (ii) the abandonment of certain leased facilities (net of sublease income),
        (iii) severance obligations to nearly 100 terminated

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

        employees and (iv) the cancellation of certain other contracts. During June 1998, the Company vacated the Cambridge, MA facility and moved its corporate headquarters to Milford, MA.

        The total cash impact of the restructuring amounted to approximately $5,165,000. The total cash paid as of June 30, 1998 was approximately $2,721,000 and the remaining amount will be paid in 1998.


(9)     NOTE PAYABLE TO A BANK

         In December 1996, the Company entered into a five year $7,500,000 note payable with a bank. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The note is payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of $3,812,500, due on January 1, 2002. During 1997, the Company's minimum liquidity had fallen below the required amount and the Company deposited $1,758,542 as collateral under the cash pledge agreement. During 1998, the bank withdrew the full amount of the restricted cash and applied it against the outstanding balance of the note. The minimum liquidity requirements were subsequently amended to provide that if as of the fifteenth and last day of each calendar month the Company does not have minimum liquidity of at least $8,000,000 or $4,000,000, as defined, the Company will be required to immediately repay to the bank 35% and 100%, respectively, of the then outstanding balance. Also, in connection with the note, the Company issued five year warrants to purchase 13,000 shares of common stock at an exercise price of $34.49 per share. These warrants were fully exercisable at December 31, 1997. As of June 30, 1998, approximately $4,611,000 was outstanding under the note, which is classified as a current liability in the accompanying June 30, 1998 balance sheet. Subsequent to June 30, 1998, the Company placed approximately $1.6 million in escrow at the bank's In addition, in August 1998 the $1.6 million will be applied against the outstanding amount of the note. Also, upon the closing of the sale of the Partnership Interest (see Note 5) the Company will be required to pay down an additional $750,000 on the note.


(10)    METHYLGENE, INC. LICENSING AGREEMENT

        In January 1996, the Company and MethylGene, Inc. (MethylGene) (a Canadian company which is over 30% owned by the Company) entered into a licensing agreement for the purpose of researching and developing compounds for the treatment of cancer and other indications. In May 1998, this agreement was amended to grant MethylGene a non-exclusive right to use all and any antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company, (ii) May 5, 1999, unless

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

        MethylGene exercises its option to continue contracting for development services provided by the Company, or (iii) May 5, 2000. As additional consideration for this non-exclusive right, MethylGene is required to pay the Company certain milestone and royalty amounts, as defined, and transfer 300,000 shares of MethylGene's class B shares to the Company. The Company has placed no value on these shares.

(11)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        The accompanying consolidated financial statements include the following information:

                                                                                                 CUMULATIVE
                                                                                                    FROM
                                                                                                MAY 25,1989
                                                                       SIX MONTHS ENDED          (INCEPTION)
                                                                           JUNE 30,              TO JUNE 30,
                                                                    1998             1997             1998
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
     Issuance of Series A convertible preferred stock in        $  51,061,850  $           -   $   51,061,850
     exchange for conversion of 9% convertible subordinated
     notes payable and accrued interest

     Issuance of common stock in exchange for conversion of     $   4,800,000  $           -   $    4,800,000
     convertible subordinated notes payable

     Issuance of common stock in exchange for conversion of     $   6,434,308  $           -   $    6,434,308
     accounts payable, capital lease obligations and accrued
     interest

     Issuance of common stock for services rendered             $   1,195,398  $           -   $    1,342,272

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged in the discovery and development of genetic medicines based on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel, and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products ("HSP") Division.

The Company has incurred cumulative losses from inception through June 30, 1998 of approximately $225.7 million. The Company implemented a restructuring plan in the second half of 1997 which will significantly reduce the Company's operating expenses and cost requirements in 1998 from 1997 levels. However, the Company expects that its research and development expenses will continue to be significant in 1998 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. The Company continues to explore opportunities to reduce operating expenses in an effort to conserve its cash resources. The number of employees has continued to decline, through attrition, resulting in a total of 50 full time employees as of August 10, 1998. In connection with the ongoing restructuring, the Company completed the relocation of its corporate headquarters to Milford, Massachusetts, the site of the Company's HSP Division. See "Liquidity and Capital Resources."

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") which information is incorporated herein by reference.

RESULTS OF OPERATIONS

The Company had total revenues of $1,376,000 and $1,415,000 in the three months ended June 30, 1998 and 1997, respectively, and $2,369,000 and $2,475,000 in the six months ended

June 30, 1998 and 1997, respectively. Revenues from research and development collaborations were $650,000 and $186,000 for the three months ended June 30, 1998 and 1997, respectively, and $800,000 and $780,000 for the six months ended June 30, 1998 and 1997, respectively. Revenues for the three months ended June 30, 1998 increased primarily due to the Company receiving certain payments under its License Agreement with MethylGene, Inc., an entity in which the Company has an over 30% interest. Despite the increase in revenues for the full six months ended June 30, 1998, primarily as a result of the MethylGene payments, revenues for the full six months ended June 30, 1998 and 1997 were approximately the same due to the cancellation of the Roche collaboration in the first quarter of 1997.

Product revenue from HSP was $682,000 and $728,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to the mix of products sold during the periods. Product revenue was $1,507,000 and $1,076,000 for the six months ended June 30, 1998 and 1997, respectively. The increase was a result of an expansion in the customer base and increasing sales to existing customers.

Interest income was $45,000 and $487,000 for the three months ended June 30, 1998 and 1997, respectively, and $62,000 and $604,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in interest income is attributable to the decrease in cash and investments held by the Company in 1998 as compared to 1997.

The Company had research and development expenses of $5,577,000 and $14,969,000 for the three months ended June 30, 1998 and 1997, respectively, and $11,980,000 and $26,446,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in research and development expenses in 1998 reflects the Company's restructuring commenced during the second half of 1997. The restructuring included the discontinuation of operations at the Company's facilities in Europe, termination of the clinical development of GEM 91 and the reduction or suspension of selected programs unrelated to the Company's core advanced chemistry antisense drug development program, including the termination of its ribozyme program. The restructuring resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses. The Company's facility costs in 1998 were also reduced by the income received from subleasing its unutilized facilities.

The Company had general and administrative expenses of $2,049,000 and $2,524,000 for the three months ended June 30, 1998 and 1997, respectively, and $3,714,000 and $5,954,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses in 1998 resulted primarily from the Company's restructuring program initiated during the second half of 1997 and its effect on employee-related expenses, consulting and net facilities costs.

The Company had interest expense of $977,000 and $1,447,000 for the three months ended June 30, 1998 and 1997, respectively, and $2,584,000 and $1,618,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in interest expense for the three months ended June 30, 1998 is mainly attributable to the conversion of approximately $48.7 million of the 9% Convertible Subordinated Notes ("the 9% Notes"), issued in the second quarter of 1997, to Series A Convertible Preferred Stock on May 5, 1998. The increase in interest expense for the six months ended June 30, 1998 is mainly attributable to the first quarter's interest expense of the 9% Notes which were originally issued in April 1997.

As a result of the above factors, the Company incurred losses from operations of $7,226,000 and $17,525,000 for the three months ended June 30, 1998 and 1997, respectively, and $15,909,000 and $31,543,000 for the six months ended June 30, 1998 and 1997, respectively.

The Company had extraordinary income of $8,877,000 for the three and six months ended June 30, 1998 resulting from the conversion of the 9% Notes to Series A Convertible Preferred Stock. See "Item 1 - Financial Statements -- Notes to Consolidated Condensed Financial Statements" for a discussion of the Company's extraordinary income. As a result of this transaction, the Company recorded a net income after extraordinary income of $1,650,000 for the three months ended June 30, 1998 and reduced its net loss to $7,032,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's net cash used in operating activities amounted to $12,914,000. The Company's operating cash requirements were funded primarily through the utilization of existing cash, proceeds from the Company's private placement described in Item 2 of Part II of this Quarterly Report on Form 10-Q and in Note 1 to the Consolidated Condensed Financial Statements in Item 1 hereof and the sale of excess equipment. In addition, a portion of the Company's restricted cash was utilized to reduce the related debt and capital lease obligations.

Based on its current operating plan (which includes the sale of its interest in its former Cambridge headquarters (the "Cambridge Headquarters Facility"), and certain sales of equipment and furniture (collectively, the "Sales")), the Company believes that its existing capital resources, together with committed collaborative research and development payments from G.D. Searle & Co., certain research and development funding expected to be received from MethylGene, Inc., anticipated sales by the Company's HSP Division and anticipated margins on such sales, and the anticipated net proceeds of the Sales, will be adequate to fund the Company's capital requirements through 1998. The operating plan is based, in part, on the assumption that the Company will be relieved of its obligations under its lease for the Cambridge Headquarters Facility and that the Company will receive funds from the sale of its limited partnership interest (the "Limited Partnership Interest") in Charles River Building Limited Partnership, the entity which owns the Cambridge Headquarters Facility (the "Cambridge Landlord"), by the end of September 1998. The Cambridge Landlord is in the process of both re-leasing the Cambridge Headquarters Facility to a third party and selling the Cambridge Headquarters Facility and has advised the Company that it expects to complete such transactions by such date.

The Company has the right at any time prior to February 2000 to require the other limited partners in the Cambridge Landlord to purchase its Limited
Partnership Interest. In April 1998, the Company exercised this right and anticipates receiving approximately $4,000,000 from such sale, which it expects will be funded from the Cambridge Landlord's sale of the Cambridge Headquarters Facility. In addition, the Company expects to receive its security deposit of approximately $1,700,000 from the Cambridge Landlord. There can be no assurance as to the timing of such receipt, although the Company has been informed that it should receive such funds by September 1998.

The Company and Silicon Valley Bank have agreed in principle to amend their credit agreement as follows: (i) the minimum liquidity and minimum tangible net worth covenants will not be tested until the earlier of (x) September 30, 1998 and (y) the date of the Company's receipt of the sale proceeds of the Limited Partnership Interest (the "Proceeds"); (ii) the minimum liquidity covenant will be revised, including the removal of the $8,000,000 testing threshold, and (iii) the Company will prepay $1,592,386 of the loan upon execution of the definitive agreement and will prepay an additional $750,000 upon receipt of the Proceeds. The Company expects to enter into such definitive agreement in the near future.

The Company will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations and except for research and development funding from Searle (which is subject to early termination in certain circumstances), certain research and development funding expected to be received from MethylGene, Inc., and sale of DNA products and reagents manuyfactured on a custom contract basis by the HSP Division, Hybridon has no current external sources of capital, and, as discussed above, expects no product revenues for at least several years from sales of products that it is developing.

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

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
-------     -----------------------------------------


            During the quarter ended June 30, 1998, the Company issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     I. Unregistered Offerings Pursuant to Section 4(2) Under the Securities Act

         The securities issued in each of the following transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The securities issued in each of the following transactions were offered and sold solely to persons who were "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act.


(1) On May 5, 1998, the Company accepted $48,694,000 principal amount of its 9% Convertible Subordinated Notes Due 2004 (the "9% Notes") tendered to the Company in exchange for 510,505 shares of series A preferred stock (the "Series A Preferred Stock") and warrants (the "Class A Warrants") to purchase 3,002,958 shares of common stock, par value $.001 per share (the "Common Stock"), of the Company (the "Exchange Offer"). As a result of the Exchange Offer, there is $1,306,000 in principal amount of the 9% Notes outstanding.

         Pursuant to the Exchange Offer, which commenced on February 6, 1998, all tendering Noteholders received per $1,000 principal amount of the 9% Notes (including accrued but unpaid interest on the 9% Notes) (i) 10 shares of Series A Preferred Stock and (ii) Class A Warrants to purchase such number of shares of Common Stock equal to 25% of the number of shares of the Company's Common Stock into which the Series A Preferred Stock issued to such Noteholder pursuant to the Exchange Offer would be convertible.

         The Series A Preferred Stock ranks, as to dividends and liquidation preference, senior to the Company's Common Stock. The Series A Preferred Stock issued in this Exchange Offer and in the Preferred Stock Offering, as defined below, will be convertible into an aggregate of 14,700,941 shares of Common Stock, subject to adjustment, beginning May 5, 1999.

         The Class A Warrants will be exercisable commencing on May 5, 1999 for a period of four years thereafter at $4.25 per share of Common Stock, subject to adjustment. The Class A Warrants are not subject to redemption at the option of the Company under any circumstances.

            The Exchange Offer was undertaken by the Company as part of the Company's new business plan contemplating a restructuring of its capital structure to reduce debt service obligations, a significant reduction in its burn rate and an infusion of additional equity capital.



         (2) On May 5, 1998, the Company closed a private placement (the "Preferred Stock Offering") of (i) 114,285 shares of Series A Preferred Stock, which sold at $70 per share, and (ii) class D warrants (the "Class D Warrants") to purchase 672,273 shares of the Company's Common Stock, subject to adjustment, for an aggregate amount of approximately $8 million.

         The Class D Warrants will be exercisable commencing on May 5, 1999 until May 4, 2003 at $2.40 per share of Common Stock, subject to adjustment.

         The Company retained Forum Capital Markets, LLC ("Forum") as a placement agent of the Company in connection with the Preferred Stock Offering in the United States. As of the date hereof, Forum has received as compensation for its services as placement agent with regard to the Preferred Stock Offering and its assistance with the Exchange Offer, 597,699 shares of Common Stock and warrants to purchase 609,195 shares of Common Stock exercisable at $2.40 per share, in each case subject to adjustment, until May 4, 2003. In addition, in consideration of the agreements made by Forum consenting to the Company's 1998 private placements described below and waiving certain obligations of the Company to Forum, the Company agreed to amend Forum's warrant dated as of April 2, 1997, to purchase up to 71,301 shares of Common Stock of the Company so that the exercise price will be equal to $4.25 per share, and the number of shares of Common Stock purchasable upon exercise thereof will be increased to 588,235, in each case subject to adjustment; provided, however, that such warrant will also be amended to provide that such warrant may not be exercised until May 5, 1999 and the transactions contemplated by such private placements and by the Exchange Offer will not trigger any anti-dilution adjustments to the exercise price thereof or the number of shares of Common Stock subject thereto.

         The net proceeds to the Company from the Preferred Stock Offering are presently intended to be used for general corporate purposes, primarily research and product development activities, including costs of preparing investigational new drug applications and conducting preclinical studies and clinical trials, the payment of payroll and other accounts payable and for debt service required under the Company's debt obligations. The amounts actually expended by the Company and the purposes of such expenditures may vary significantly depending upon numerous factors, including the progress of the Company's research, drug discovery and development programs, the results of preclinical studies and clinical trials, the timing of regulatory approvals, sales of DNA products and reagents to third parties manufactured on a custom contract basis by the Hybridon Specialty Products Division and margins on such sales, technological advances, determinations as to the commercial potential of the Company's compounds and the status of competitive products. In addition, expenditures will also depend upon the establishment of collaborative research arrangements with other companies, the availability of other financing and other factors. Under certain circumstances, the Company may be required to use net proceeds to repay indebtedness under its credit agreement with Silicon Valley Bank (the "Silicon Valley Bank Credit Facility").

(3) On May 5, 1998, the Company closed a private placement of units (the "Unit Offering") consisting of (i) 2,754,654 shares of Common Stock, and (ii) class C warrants (the "Class C Warrants") to purchase 788,649 shares of Common Stock, subject to adjustment, which securities were issued in consideration of the cancellation or reduction of accounts payable, capital lease and other obligations aggregating $5,509,308.

         The Class C Warrants are exercisable at $2.40 per share, subject to adjustment from time to time, until May 4, 2003.

         The Common Stock issued pursuant to the Unit Offering and the Common Stock underlying the Class C Warrants are subject to a "lock-up" period ending on May 5, 1999, except to the extent such securities are sold or transferred pursuant to a Registration Statement. After the Company files a Registration Statement under the Securities Act, 75% of each holder's Units and the underlying securities will be subject to an additional "lock-up" for the first three months following the effective date of the Registration Statement (the "Effective Date"); thereafter, 50% of such securities will be subject to an additional "lock-up" until six months following the Effective Date; and the remaining 25% of such securities will be "locked-up" until nine months following the Effective Date.


(4) On May 5, 1998, the Company sold to Dr. Paul Zamecnik 100,000 shares of Common Stock and Class C Warrants to purchase 25,000 shares of Common Stock, subject to adjustment, for a purchase price of $200,000.

         The net proceeds of this offering were used to reduce accounts payable, capital lease and other obligations.


(5) On May 5, 1998, the Company issued to certain suppliers a total of 362,500 shares of Common Stock and Class C Warrants to purchase a total of 90,625 shares of Common Stock. These issuances were in consideration of (i) payment to the Company of a total of $362.50, the par value of all such issued Common Stock, and (ii) the subsequent furnishing of specified services to the Company by each supplier. The extent to which the suppliers have completed performing the specified services varies.

         The Common Stock issued to Dr. Paul Zamecnik and to the certain suppliers and the Common Stock underlying the Class C Warrants issued to such persons are subject to a "lock-up" period ending on May 5, 1999, except to the extent such securities are sold or transferred pursuant to a Registration Statement. After the Company files a Registration Statement under the Securities Act, 75% of each holder's Units and the underlying securities will be subject to an additional "lock-up" for the first three months following the Effective Date; thereafter, 50% of such securities will be subject to an additional "lock-up" until six months following the Effective Date; and the remaining 25% of such securities will be "locked-up" until nine months following the Effective Date.

     II.  Unregistered  Offerings  Pursuant to Regulation S Under the Securities
          Act

         The securities issued by the Company in the each of the following transactions were offered and sold in reliance upon an exemption from registration under Regulation S promulgated under the Securities Act, relating to sales by an issuer in offshore transactions (the "Offshore Offerings"). The securities issued in each of the following Offshore Offerings were offered and sold solely to persons who were "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act.


(1) On January 15, 1998, the Company commenced a private placement of units (the "Units"), each Unit consisting of 14% Convertible Subordinated Notes Due 2007 (the "14% Notes") and warrants (the "Equity Warrants") to purchase shares of the Company's Common Stock (the "14% Note Offering"). The 14% Notes were subject to both mandatory and optional conversion into shares of series B preferred stock, under certain circumstances which, in turn, were convertible into Common Stock (the "Series B Preferred Stock").

         On January 23, 1998, as part of the 14% Note Offering, the Company sold $2,230,000 in principal amount of 14% Notes and Equity Warrants.

         On February 9, 1998, as part of the 14% Note Offering, the Company sold $2,384,000 in principal amount of 14% Notes and Equity Warrants.

         On March 27, 1998, as part of the 14% Note Offering, the Company sold $200,000 in principal amount of 14% Notes and Equity Warrants.

         On April 21, 1998, as part of the 14% Note Offering, the Company sold $300,000 in principal amount of 14% Notes and Equity Warrants.

         On April 24, 1998, as part of the 14% Note Offering, the Company sold $1,020,000 in principal amount of 14% Notes and Equity Warrants.

         In each of the above closings, the 14% Notes were issued at face value.


(2) On May 5, 1998, the Company closed a private placement of 3,223,000 shares of Common Stock and class B warrants (the "Class B Warrants") to purchase 805,750 shares of the Company's Common Stock, subject to adjustment, for aggregate gross proceeds of $6,446,000.

         The Class B Warrants are exercisable for a period of five years at $2.40 per share of Common Stock, subject to adjustment from time to time.

         The Common Stock issued in such private placement and the Common Stock underlying the Class B Warrants issued in such private placement are subject to a "lock-up" for a period ending on May 5, 1999, except to the extent such securities are sold or transferred pursuant to a Registration Statement filed by the Company under the Securities Act. After the Company files a Registration Statement under the Securities Act, 75% of each holder's Common Stock, including the Common Stock underlying the Class B Warrants, will be subject to an additional "lock-up" for the first three months following the Effective Date; thereafter, 50% of such securities will be subject to an additional "lock-up" until six months following the Effective Date; and the remaining 25% of such securities will be "locked-up" until nine months following the Effective Date.


(3) The Company has exchanged all of the 14% Notes issued, including any right to interest thereon, and all Equity Warrants issued together with the 14% Notes, for 3,157,322 shares of Common Stock and Class B Warrants to purchase 947,195 shares of Common Stock.


         The Company has retained Pillar Investments, Ltd. ("Pillar Investments") as a placement agent of the Company in connection with the private placements of securities of the Company in the Offshore Offerings. Pillar Investments is entitled to receive fees consisting of (i) 9% of the gross proceeds of each Offshore  Offering,  (ii) a  non-accountable  expense allowance equal to 4% of such gross proceeds, (iii) the right to purchase, for nominal consideration, warrants to purchase 473,598 shares of Common Stock, at an exercise price of $2.40 per share, (iv) the right to purchase, for nominal consideration, warrants to purchase such number of shares of the Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock sold by the Company for which Pillar Investments acts as placement agent, exercisable at 120% of the relevant Common Stock offering price, for a period of five years (resulting, as of the date hereof, in the right to receive warrants to purchase 638,032 shares at $2.40 per share, subject to adjustment), and (v) a consulting/restructuring fee of $960,000 payable in Common Stock of the Company valued at the market price and payable in three equal installments as net proceeds of $25,000,000, $30,000,000 and $35,000,000 are received in the aggregate from private placements effected by the Company in 1998 to the extent contemplated by the Consent dated as of January 12, 1998 given by certain 9% Noteholders of the Company, or otherwise to the extent contemplated by the Placement Agency Agreement between the Company and Pillar Investments. subject to the Company's receipt of a fairness opinion with regard thereto, provided, however, that in no event shall Pillar Investments be permitted to receive compensation in excess of the level which was approved by the holders of the 9% Notes. Through the date hereof, Pillar Investments has received $1,635,400 in cash pursuant to these arrangements.

         The Company and Pillar Investments have entered into an advisory agreement pursuant to which Pillar Investments acts as the Company's non-exclusive financial advisor, which agreement provides that an affiliate of Pillar Investments receive a monthly retainer of $5,000 (with a minimum engagement of 24 months beginning on May 5, 1998), and further provides that Pillar Investments is entitled to receive (i) out-of-pocket expenses, (ii) subject to the Company's receipt of a fairness opinion with respect thereto, 300,000 shares of Common Stock in connection with Pillar Investments' efforts in assisting the Company in restructuring its balance sheet, and (iii) certain cash and equity success fees in the event Pillar Investments assists the Company in connection with certain financial and strategic transactions.

         The net proceeds to the Company from the Offshore Offerings are presently intended to be used for general corporate purposes, primarily research and product development activities, including costs of preparing investigational new drug applications and conducting preclinical studies and clinical trials, the payment of payroll and other accounts payable and for debt service required under the Company's debt obligations. The amounts actually expended by the Company and the purposes of such expenditures may vary significantly depending upon numerous factors, including the progress of the Company's research, drug discovery and development programs, the results of preclinical studies and clinical trials, the timing of regulatory approvals, sales of DNA products and reagents to third parties manufactured on a custom contract basis by the Hybridon Specialty Products Division and margins on such sales, technological advances, determinations as to the commercial potential of the Company's compounds and the status of competitive products. In addition, expenditures will also depend upon the establishment of collaborative research arrangements with other companies, the availability of other financing and other factors. Under certain circumstances, the Company may be required to use net proceeds to repay indebtedness under the Silicon Valley Bank Credit Facility.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on June 15, 1998, the stockholders re-elected the following three individuals as Class III Directors to hold office until the 2001 Annual Meeting of Stockholders:

                                    For         Against   Abstain
                                    ---         -------   -------
     Dr. Sudhir Agrawal           7,944,840     203,844     0
     Youssef El-Zein              7,942,216     206,468     0
     E. Andrews Grinstead         7,937,748     210,936     0

         The term of office as a Director for each of the following individuals continued after the meeting:

            Nasser Menhall
            Mohamed A. El-Kheriji
            Dr. James B. Wyngaarden
            Dr. Paul C. Zamecnik

         Pursuant to the Company's offer to exchange its 9% Convertible Subordinated Notes due 2004 (the "9% Notes") for Series A Preferred Stock and warrants, exchanging holders of the 9% Notes had the right to designate one person for nomination to the Company's Board of Directors. The exchanging holder of the 9% Notes selected Arthur W. Berry as their nominee and Mr. Berry was appointed as a Class I Director. Harold L. Purkey was also appointed as a Class I Director.

         The stockholders also approved a proposal to amend the Company's 1997 Stock Incentive Plan. The holders of 6,422,087 shares of Common Stock voted for the proposal, the holders of 239,056 shares of Common Stock voted against the proposal, the holders of 21,209 shares of Common Stock abstained from voting and the holders of 1,466,332 shares of Common Stock were broker non-votes.

         Finally, the stockholders ratified the selection of Arthur Andersen LLP as the independent public accountants to audit the Company's consolidated financial statements. The holders of 8,137,125 shares of Common Stock voted for the ratification, the holders of 7,379 shares of Common Stock voted against and the holders of 4,180 abstained from voting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------


     (a)  Exhibits

          27   Financial Data Schedule (EDGAR)

          99.1 Second Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

          99.2 Financial Advisory Agreement between Hybridon, Inc. and Pillar Investments, Ltd.

          99.3 Placement Agency Agreement between Hybridon, Inc. and Pillar Investments, Ltd.

     (b) The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1998:

               1. On April 9, 1998, the Company filed a Current Report on Form 8-K dated April 9, 1998 reporting the closing on March 27, 1998 of $200,000 of Offering Notes and Warrants pursuant to the terms of the Overseas Offering.

               2. On April 27, 1998, the Company filed a Current Report on Form 8-K dated April 27, 1998, reporting the closing on April 21, 1998 of $300,000 of Offering Notes and Warrants pursuant to the terms of the Overseas Offering.

               3. On April 28, 1998, the Company filed a Current Report on Form 8-K dated April 28, 1998, reporting the closing on April 24, 1998 of $1,020,000 of Offering Notes and Warrants pursuant to the terms of the Overseas Offering.

               4. On May 8, 1998, the Company filed a Current Report on Form 8-K dated May 8, 1998, reporting, inter alia, the closing on May 5, 1998 of approximately 6.6 million shares of Common Stock and approximately 114,300 shares of Series A Convertible Preferred Stock and that approximately $48.6 million principal amount of its 9% Notes were tendered to the Company to be exchanged for Series A Preferred Stock.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HYBRIDON, INC.


August 14, 1998                    /s/ E. Andrews Grinstead III
---------------                    ----------------------------
Date                               E. Andrews Grinstead, III
                                   Chairman, President and Chief Executive
                                   Officer (Principal Executive Officer)


August 14, 1998                    /s/ Robert G Andersen
---------------                    ---------------------
Date                               Robert G. Andersen
                                   Treasurer (Principal Accounting and
                                   Financial Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX

                                     -------

27   Financial Data Schedule (EDGAR)

99.1 Second Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

99.2 Financial Advisory Agreement between Hybridon, Inc. and Pillar Investments, Ltd.

99.3 Placement Agency Agreement between Hybridon, Inc. and Pillar Investments, Ltd.