Form 10-Q/A
period 1998-06-30
HYBRIDON INC
filed 1998-08-25
CIK 861838

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 25, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

SIGNATURES

                                     PART I


ITEM 1.

                               HYBRIDON, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                         (UNAUDITED)

                                            ASSETS

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1998             1997
CURRENT ASSETS:
    Cash and cash equivalents                                   $    5,518,682  $     2,202,202
    Restricted cash (Note 9)                                         1,592,368               --
    Accounts receivable                                                264,122          529,702
    Accounts receivable related to real
       estate limited partnership                                    5,450,000               --
    Prepaid expenses and other current assets                          883,676        1,005,825
                                                                --------------  ---------------

        Total current assets                                        13,708,848        3,737,729
                                                                --------------  ---------------
PROPERTY AND EQUIPMENT, AT COST:
    Leasehold improvements                                          11,699,244       16,027,734
    Laboratory equipment                                             9,041,452        6,770,402
    Equipment under capital leases                                   1,601,535        4,879,190
    Office equipment                                                 1,839,824        1,947,818
    Furniture and fixtures                                           1,474,862          645,264
    Construction-in-progress                                            45,409           45,409
                                                                --------------  ---------------
                                                                    25,702,326       30,315,817

    Less--Accumulated depreciation and amortization                 13,199,366       11,085,013
                                                                 --------------  ---------------
                                                                    12,502,960       19,230,804
OTHER ASSETS:
    Restricted cash                                                    659,618        3,050,982
    Notes receivable from officers                                     252,950          247,250
    Deferred financing costs and other assets                          982,289        3,354,767
    Investment in real estate partnership                                   --        5,450,000
                                                                --------------  ---------------

                                                                     1,894,857       12,102,999
                                                                --------------  ---------------

                                                                $   28,106,665  $    35,071,532
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
                                                    =================  =================


(5)     ACCOUNTS RECEIVABLE RELATED TO REAL ESTATE LIMITED PARTNERSHIP

        Under the terms of the Cambridge, Massachusetts building lease (Cambridge Lease), the Company accounted for $5,450,000 of its payments for a portion of the costs of construction of the leased premises as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership Interest). Under the terms of the Partnership Interest, the Company has the right at any time prior to February 2000 to sell the Partnership Interest back to the other limited partners of the landlord. In April 1998, the Company exercised its right to sell back the Partnership Interest. The contribution to the real estate partnership has been classified as a current asset at June 30, 1998, since the Company anticipates receiving payment within one year.

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


(9)     NOTE PAYABLE TO A BANK

        In December 1996, the Company entered into a five year $7,500,000 note payable with a bank. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The note is payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of the then remaining outstanding principal balance, due on January 1, 2002. During 1997, the Company's minimum liquidity had fallen below the required amount and the Company deposited $1,758,542 as collateral under the cash pledge agreement. During 1998, the bank withdrew the full amount of the restricted cash and applied it against the outstanding balance of the note. The minimum liquidity requirements were subsequently amended to provide that if as of the fifteenth and last day of each calendar month the Company does not have minimum liquidity of at least $8,000,000 or $4,000,000, as defined, the Company will be required to immediately repay to the bank 35% and 100%, respectively, of the then outstanding balance. Also, in connection with the note, the Company issued five year warrants to purchase 13,000 shares of common stock at an exercise price of $34.49 per share. These warrants were fully exercisable at December 31, 1997. As of June 30, 1998, approximately $4,611,000 was outstanding under the note, which is classified as a current liability in the accompanying June 30, 1998 balance sheet. Subsequent to June 30, 1998, the Company placed approximately $1.6 million in escrow at the bank's request. In addition, in August 1998 the $1.6 million will be applied against the outstanding amount of the note. Also, upon the closing of the sale of the Partnership Interest (see Note 5) the Company will be required to pay down an additional $750,000 on the note.


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

RESULTS OF OPERATIONS

The Company had total revenues of $1,376,000 and $1,415,000 in the three months ended June 30, 1998 and 1997, respectively, and $2,369,000 and $2,475,000 in the six months ended

June 30, 1998 and 1997, respectively. Revenues from research and development collaborations were $650,000 and $186,000 for the three months ended June 30, 1998 and 1997, respectively, and $800,000 and $780,000 for the six months ended June 30, 1998 and 1997, respectively. Revenues for the three months ended June 30, 1998 increased primarily due to the Company receiving certain payments under its License Agreement with MethylGene, Inc., an entity in which the Company has an over 30% interest. Despite the increase in revenues for the full six months ended June 30, 1998, primarily as a result of the MethylGene payments, revenues for the full six months ended June 30, 1998 and 1997 were approximately the same due to the cancellation of the Roche collaboration in 1997.

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

The Company will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations and except for research and development funding from Searle (which is subject to early termination in certain circumstances), certain research and development funding expected to be received from MethylGene, Inc., and sale of DNA products and reagents manufactured on a custom contract basis by the HSP Division, Hybridon has no current external sources of capital, and, as discussed above, expects no product revenues for at least several years from sales of products that it is developing.

No assurance can be given that such additional funds will be available to fund the Company's operations, or, if available, that such funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of any such additional financing may adversely affect the holdings or rights of then existing stockholders.

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

(3) On May 5, 1998, the Company closed a private placement of units (the "Unit Offering") consisting of (i) 2,754,654 shares of Common Stock, and (ii) class C warrants (the "Class C Warrants") to purchase 788,649 shares of Common Stock, subject to adjustment, which securities were issued in consideration of the cancellation (or reduction) of accounts payable, capital lease and other obligations aggregating $5,509,308.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------


     (a) Exhibits. The following exhibits were filed as part of the Company's Form 10-Q for the quarter ended June 30, 1998.

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


August 24, 1998                    /s/ E. Andrews Grinstead III
---------------                    ----------------------------
Date                               E. Andrews Grinstead, III
                                   Chairman, President and Chief Executive
                                   Officer (Principal Executive Officer)


August 24, 1998                    /s/ Robert G Andersen
---------------                    ---------------------
Date                               Robert G. Andersen
                                   Treasurer (Principal Accounting and
                                   Financial Officer)