Form 10-Q
period 1998-09-30
HYBRIDON INC
filed 1998-11-17
CIK 861838

As filed with the Securities and Exchange Commission on November 16, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     -------


For the Quarter Ended:  September 30, 1998       Commission File Number 0-27352

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

                             YES [X]     NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share              15,256,825
---------------------------------------       -----------------------
              Class                      Outstanding as of November 13, 1998

                                 HYBRIDON, INC.

                                    Form 10-Q

                                      INDEX


Part I - Financial Information

Item 1 - Financial Statements

        Consolidated Condensed Balance Sheets as of September 30, 1998 and December 31, 1997.

        Consolidated Condensed Statements of Operations for the Three Months ended and Nine Months ended September 30, 1998 and 1997 and Cumulative from May 25, 1989 (Inception) to September 30, 1998

        Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997 and Cumulative from May 25, 1989 (Inception) to September 30, 1998

        Notes to Consolidated Condensed Financial Statements

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II - Other Information

Items 1 through 4 - None

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K.

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                   ASSETS
                                                                              September 30,    December 31,
                                                                                  1998             1997
CURRENT ASSETS:
         Cash and cash equivalents                                               $   882,825      $ 2,202,202
         Accounts receivable                                                         825,668          529,702
         Accounts receivable related to real estate limited partnership            5,450,000               --
         Prepaid expenses and other current assets                                   448,372        1,005,825
                                                                                 -----------      -----------


                  Total current assets                                             7,606,865        3,737,729
                                                                                 -----------      -----------


PROPERTY AND EQUIPMENT, NET                                                        8,953,117       19,230,804
                                                                                 -----------      -----------


OTHER ASSETS:
         Restricted cash                                                             659,618        3,050,982
         Notes receivable from officers                                              255,800          247,250
         Deferred financing costs and other assets                                   923,162        3,354,767
         Investment in real estate partnership                                            --        5,450,000
                                                                                 -----------      -----------


                                                                                   1,838,580       12,102,999
                                                                                 -----------      -----------


                                                                                 $18,398,562      $35,071,532
                                                                                 ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt and capital lease obligations               $   3,030,981   $    7,868,474
 Accounts payable                                                                  4,387,353        8,051,817
 Accrued expenses                                                                  3,003,934       11,917,298
                                                                               -------------    -------------

         Total current liabilities                                                10,422,268       27,837,589
                                                                               -------------    -------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 573,017        3,282,123
                                                                               -------------    -------------

9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                          1,306,000       50,000,000
                                                                               -------------    -------------


STOCKHOLDERS' EQUITY(DEFICIT):
 Preferred stock, $.01 par value-
         Authorized--5,000,000 shares
         Issued and outstanding--None                                                     --              --

Series A convertible preferred stock, $.01 par value-
         Authorized--5,000,000 shares
         Issued and outstanding--624,790 shares at September 30, 1998                  6,248              --
 Common stock, $.001 par value-
         Authorized--100,000,000 shares
         Issued and outstanding--15,254,825 and 5,059,650 shares at
         September  30, 1998, and  December 31, 1997, respectively                    15,255            5,060
 Additional paid-in capital                                                      240,301,274      173,695,698
 Deficit accumulated during the development stage                               (233,294,707)    (218,655,101)
 Deferred compensation                                                              (930,793)      (1,093,837)
                                                                               -------------    -------------


         Total stockholders' equity(deficit)                                       6,097,277      (46,048,180)
                                                                               -------------    -------------


                                                                              $   18,398,562   $   35,071,532
                                                                               =============    =============


 The accompanying notes are an integral part of these consolidated condensed financial statements.







                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                                    Cumulative
                                                                                                                       from
                                                                                                                    May 25, 1989
                                                Three Months Ended                   Nine Months Ended             (Inception) to
                                                  September 30,                        September 30,               September 30,
                                              1998              1997               1998              1997               1998
REVENUES:
 Research and development                        $    150,000     $    200,000     $    949,915     $     980,150     $   6,449,178
 Product and service revenue                          846,746          155,368        2,353,435         1,231,226         5,310,472
 Interest income                                       44,010          294,246          106,457           898,160         3,327,196
 Royalty and other income                                  --           18,247               --            33,218           110,321
                                                 ------------     ------------     ------------     -------------     -------------


                                                    1,040,756          667,861        3,409,807         3,142,754        15,197,167
                                                 ------------     ------------     ------------     -------------     -------------


OPERATING EXPENSES:
 Research and development                           5,201,246       11,338,913       17,180,927        37,784,718       182,640,742
 General and administrative                         1,503,845        3,057,380        5,217,864         9,011,879        53,034,480
 Restructuring charge                                      --        3,100,000               --         3,100,000        11,020,000
 Interest                                             296,344        1,605,918        2,880,307         3,223,473         9,026,337
                                                 ------------     ------------     ------------     -------------     -------------


                                                    7,001,435       19,102,211       25,279,098        53,120,070       255,721,559
                                                 ------------     ------------     ------------     -------------     -------------


         Loss from operations                      (5,960,679)     (18,434,350)     (21,869,291)      (49,977,316)     (240,524,392)

EXTRAORDINARY ITEM:
 Gain on conversion of 9% convertible
 subordinated notes                                        --               --        8,876,685                --         8,876,685
                                                 ------------     ------------     ------------     -------------     -------------


NET LOSS                                         $ (5,960,679)    $(18,434,350)    $(12,992,606)    $ (49,977,316)    $(231,647,707)
                                                 ============     ============     ============     =============     =============



BASIC AND DILUTED LOSS
PER COMMON SHARE  FROM
(Note 3):

     OPERATIONS                                  $    (0.39)      $      (3.65)     $     (2.05)    $     (9.90)

     EXTRAORDINARY GAIN                                  --                 --             0.83              --
                                                 --------------   --------------    --------------  --------------


     NET LOSS                                    $    (0.39)      $      (3.65)     $     (1.22)    $     (9.90)
                                                 ==============   ==============    ==============  ==============


SHARES USED IN COMPUTING BASIC                     15,254,825         5,055,513         10,648,116       5,046,806
AND DILUTED NET LOSS PER COMMON                  ==============   ==============    ==============  ===============
SHARE (Note 3)


         The accompanying notes are an integral part of these consolidated condensed financial statements




                                          HYBRIDON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                                                                                      Cumulative
                                                                                                         from
                                                                                                     May 25, 1989
                                                                    Nine Months Ended               (inception) to
                                                                      September 30,                  September 30,
                                                                  1998             1997                  1998
                                                                  ----             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(12,992,606)       $(49,977,316)       $(231,647,707)
Adjustments to reconcile net loss to net cash
used in operating activities--
 Extraordinary gain on conversion of 9% convertible
   subordinated notes payable                                 (8,876,685)                 --           (8,876,685)
 Depreciation and amortization                                 2,419,269           4,081,720           13,605,723
 Loss on disposal of fixed assets                                424,675                  --              424,675
 Issuance of common stock for services rendered                1,195,398             146,875            1,342,273
 Compensation on grant of stock options, warrants and
    restricted stock                                             163,044             261,519            8,286,842
 Amortization of discount on convertible promissory notes
    payable                                                           --                  --              690,157
 Amortization of deferred financing costs                        240,611             358,904              937,080
 Noncash interest on convertible promissory notes payable             --                  --              260,799
 Write-down of assets related to restructuring                 6,600,000             331,000            7,200,000
 Changes in operating assets and liabilities-
   Accounts receivable                                          (295,966)            276,545             (825,668)
   Prepaid and other current assets                              557,703            (541,718)            (448,122)
   Notes receivable from officers                                 (8,550)             55,952             (255,800)
   Amounts payable to related parties                                 --                  --             (200,000)
   Accounts payable and accrued expenses                      (6,871,326)          3,349,962           13,097,789
   Deferred revenue                                                   --             (86,250)                  --
                                                            ------------        ------------        -------------


 Net cash used in operating activities                       (17,444,433)        (41,742,807)        (196,408,644)
                                                            ------------        ------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short-term investments                                   --          (5,113,569)                  --
 Purchases of property and equipment, net                       (340,507)         (6,645,439)         (29,652,972)
 Proceeds from sale of fixed assets                              460,000                  --              460,000
 Investment in real estate partnership                                --                  --           (5,450,000)
                                                            ------------        ------------        -------------


 Net cash provided by (used in) investing activities             119,493         (11,759,008)         (34,642,972)
                                                            ------------        ------------        -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible preferred stock         6,804,562                  --          103,388,716
 Proceeds from issuance of common stock related to stock
   options and restricted stock grants                                --              83,327            1,260,928
 Proceeds from issuance of common stock related to stock
   warrants                                                           --               9,075            3,185,816
 Net proceeds from issuance of common stock                    6,876,676                  --           59,232,000
 Repurchase of common stock                                           --                  --                 (263)
 Proceeds from notes payable                                          --                  --            9,450,000
 Proceeds from issuance of convertible promissory notes
   payable                                                     4,233,832          50,000,000           63,425,576
 Proceeds from long-term debt                                         --                  --              662,107
 Payments on long-term debt and capital leases                (4,236,693)         (1,169,656)          (7,602,573)
 Proceeds from sale/leaseback                                         --           1,165,236            4,001,018
 Decrease (increase)  in restricted cash and other assets      2,327,186            (626,985)          (1,811,945)
 (Increase) decrease in deferred financing costs                      --          (2,699,957)          (3,256,939)
                                                            ------------        ------------        -------------


 Net cash provided by financing activities                    16,005,563          46,761,040          231,934,441
                                                            ------------        ------------        -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,319,377)         (6,740,775)             882,825

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,202,202          12,633,742                   --
                                                            ------------        ------------        -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    882,825        $  5,892,967        $     882,825
                                                            ============        ============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                     $  1,494,323        $    786,005        $   5,124,773
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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)      ORGANIZATION

 Hybridon, Inc. (the "Company") was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology. The Company is in the development stage. Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. Revenues received by the Company to date have been derived primarily from collaboration agreements, interest on investment funds, revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division. As a result, although the Company has begun to generate revenues from its custom contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financings and research and development collaborations in order to fund future operations.

 On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of approximately $27.3 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 2,657,219 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $6.2 million of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred approximately $2.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar Investments Ltd. ("Pillar"), a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering (the "Offshore Offering") consisted of (i) 9% of gross proceeds of such Offshore Offering and (ii) a non-accountable expense allowance equal to 4% of gross proceeds of such Offshore Offering. Pillar received approximately $1.6 million and warrants to purchase 1,111,630 shares of common stock at $2.40 per share.

 On February 6, 1998, the Company commenced an exchange offer to the holders of the 9% Convertible Subordinated Notes (the "9% Notes") (see Note 6) to exchange the 9% Notes for Series A convertible preferred stock and certain warrants of the Company. On May 5, 1998, noteholders holding $48.7 million of principal and $2,361,850 of accrued interest tendered such principal and accrued interest to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with Statement of Financial Accounting ("SFAS") No.15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of approximately $8.9 million related to the conversion. The extraordinary gain represents the difference between the carrying value of the 9% Notes and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the private offering described above, and warrants to purchase common stock issued by the Company.

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

(4) CASH EQUIVALENTS

The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and are classified as held-to-maturity securities. These securities include cash equivalents and restricted cash. Cash equivalents have original maturities of less than three months. Cash and cash equivalents at September 30, 1998 and December 31, 1997 consisted of the following:

                                                    September 30,   December 31,
                                                        1998           1997

Cash and cash equivalents
    Cash and money market funds                      $  400,949       $1,702,272
    Corporate bond                                      481,876          499,930
                                                     ----------       ----------

                                                     $  882,825       $2,202,202
                                                     ==========       ==========

Restricted cash - long-term
    Certificates of deposit                          $       --       $2,016,364
    Savings account                                     659,618        1,034,618
                                                     ----------       ----------

                                                     $  659,618       $3,050,982
                                                     ==========       ==========

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)





(5) ACCOUNTS RECEIVABLE RELATED TO REAL ESTATE LIMITED PARTNERSHIP

Under the terms of the Cambridge, Massachusetts building lease (the "Cambridge Lease"), the Company accounted for $5,450,000 of its payments for a portion of the costs of construction of the leased premises as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the "Partnership Interest"). Under the terms of the Partnership Interest, the Company has the right at any time prior to February 2000 to sell the Partnership Interest back to the other limited partners of the landlord. In April 1998, the Company exercised its right to sell back the Partnership Interest and accordingly the contribution to the real estate partnership has been classified as a current asset at September 30, 1998. Subsequent to September 30, 1998, the sale of the building was finalized and the Company received payment in November 1998.

(6) 9.0% CONVERTIBLE SUBORDINATED NOTES

On April 2, 1997, the Company issued $50,000,000 of the 9% Notes. As discussed in Note 1, on May 5, 1998 noteholders holding $48.7 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock and warrants to purchase common stock. In addition, $2,361,850 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of September 30, 1998, there is $1.3 million principal amount of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are subordinate to substantially all of the Company's existing indebtedness. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive net loss for the three and nine month periods ended September 30, 1998 and 1997 were the same as reported net loss for those periods.

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

(8) RESTRUCTURING

Beginning in July 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As a part of this restructuring plan, the Company recorded an $11,020,000 restructuring charge in 1997 to provide for (i) the termination of certain research programs, (ii) the abandonment of certain leased facilities (net of sublease income and related disposal of fixed assets), (iii) severance obligations to nearly 100 terminated employees and (iv) the cancellation of certain other contracts. During the third quarter of 1998, the Company completed its restructuring plan after moving its corporate headquarters to Milford, Massachusetts.


(9) NOTE PAYABLE TO A BANK

In December 1996, the Company entered into a five year $7,500,000 note payable with a bank. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The note is payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of the then remaining outstanding principal balance due on January 1, 2002. During 1997, the Company's minimum liquidity had fallen below the required amount and the Company deposited $1,758,542 as collateral under the cash pledge agreement. During 1998, the bank withdrew the full amount of the restricted cash and applied it against the outstanding balance of the note. The minimum liquidity requirements were subsequently amended to provide that if as of the fifteenth and last day of each calendar month the Company does not have minimum liquidity of at least $4,000,000, as defined, the Company will be required to immediately repay to the bank 100% of the then outstanding balance. As of September 30, 1998, $2,895,000 was outstanding under the note, which is classified as a current liability in the accompanying September 30, 1998 consolidated balance sheet. During August 1998, the Company placed $1.6 million in escrow at the bank's request, which was withdrawn and applied against the outstanding balance of the note by the bank. Also, upon the closing of the sale of the Partnership Interest (see Note 5) the Company was required to pay down an additional $750,000 on the note. The Company is also required to pay to the bank one-half of any proceeds received from the sale of certain assets. The Company intends to make payments relating to these items to the bank during November 1998 in the event the Loan is not purchased as described in Note 13. On September 29, 1998, the Company received a waiver of noncompliance since the Company was not in compliance with the minimum

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

liquidity and minimum tangible net worth covenants associated with the note. Following the sale of the partnership interest, the Company was in compliance with all such covenants.

(10) METHYLGENE, INC. LICENSING AGREEMENT

In January 1996, the Company and MethylGene, Inc. ("MethylGene") (a Canadian company which is approximately 30% owned by the Company) entered into a licensing agreement for the purpose of researching and developing compounds for the treatment of cancer and other indications. In May 1998, this agreement was amended to grant MethylGene a non-exclusive right to use any and all antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company, (ii) May 5, 1999, unless MethylGene exercises its option to continue contracting for development services, or (iii) May 5, 2000. As additional consideration for this non-exclusive right, MethylGene is required to pay the Company certain milestone amounts, as defined, and transfer 300,000 shares of MethylGene's class B shares to the Company. The Company has placed no value on these shares. In the third quarter of 1998, the Company recorded $250,000 of revenue received from MethylGene.

(11) UNITS ISSUED TO PRIMEDICA CORPORATION

The Company has issued 250,000 shares of common stock and 62,500 warrants to purchase common stock to Primedica Corporation ("Primedica") for $250 in cash and future services to be provided. The services shall commence upon the Company's request after (i) the Company's securities are listed on a nationally recognized exchange, and (ii) the average closing price of the Company's common stock is at least $2.00 per share for the twenty day trading period preceding the contract commencement date. In the event that the Company does not use these services as a result of the failure to meet the contract conditions, Primedica may forfeit to the Company all or part of the common stock and warrants held by Primedica. The Company has recorded these shares as issued and outstanding at September 30, 1998 at par value. The Company will record an expense for these services as the services are provided.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(12) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The  accompanying   consolidated  financial  statements  include  the  following information:



                                                                                                              Cumulative
                                                                                                              from May 25,
                                                                      Nine Months Ended                     1989 (Inception)
                                                                        September 30,                       to September 30,

                                                                         1998              1997                 1998
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:

Issuance of Series A convertible preferred stock in
exchange for conversion of 9% convertible subordinated
notes payable and accrued interest                                  $51,061,850         $    --             $51,061,850

Accretion of Series A convertible preferred stock dividends         $ 1,647,000         $    --             $ 1,647,000

Issuance of common stock in exchange for conversion of
convertible subordinated notes payable                              $ 4,800,000         $    --             $ 4,800,000

Issuance of common stock in exchange for conversion of
accounts payable,  capital lease obligations and accrued
interest                                                            $ 6,434,308         $    --             $ 6,434,308

Issuance of common stock for services rendered                      $ 1,195,398         $    --             $ 1,342,272

(13) SUBSEQUENT EVENT

Subsequent to September 30, 1998, Forum Capital Markets, LLC ("Forum") and Pecks Management Partners Ltd. ("Pecks"; Forum and Pecks collectively, the "Lender"), affiliates of two members of the Company's Board of Directors, agreed to purchase the Company's note payable to the bank (see Note 9). In connection with this purchase, the Lender will lend an additional amount to the Company as soon as practicable so as to increase the outstanding principal amount of the note payable to $6,000,000. In addition, the terms of the note payable will be amended as follows: (i) the maturity will be extended to November 30, 2003; (ii) the interest rate will be decreased to 8%; (iii) interest will be payable monthly in arrears, with the principal due in full at maturity of the note payable; (iv) the note payable will be convertible, at the Lender's option, in whole or in part, into shares of common stock of the Company; (v) the threshold of the minimum liquidity covenant will be reduced from $4,000,000 to $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The other terms of the note payable will remain unchanged. In connection with the purchase of the note payable, Forum will receive a fee of $400,000, which will be reinvested by Forum by purchasing from the Company common or preferred stock and warrants, and will also receive warrants to purchase $400,000 of shares of common stock of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the discovery and development of genetic medicines based on antisense technology. The Company commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruitment of scientific and management personnel, and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaborative and service agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Hybridon Specialty Products ("HSP") Division.

The Company has incurred cumulative losses from inception through September 30, 1998 of approximately $231.6 million. In the second half of 1997, the Company commenced a restructuring program that has significantly reduced the Company's operating expenses and cost requirements in 1998 from 1997 levels. However, the Company expects that its research and development expenses will continue to be significant in the fourth quarter of 1998 and in future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. The Company continues to explore opportunities to reduce operating expenses in an effort to conserve its cash resources. The number of employees has continued to decline through attrition; as of November 10, 1998, the Company had 49 full-time employees.

RESULTS OF OPERATIONS

The Company had total revenues of $1,041,000 and $668,000 in the three months ended September 30, 1998 and 1997, respectively, and $3,410,000 and $3,143,000 in the nine months ended September 30, 1998 and 1997, respectively. Revenues from research and development collaborations were $150,000 and $200,000 for the three months ended September 30, 1998 and 1997, respectively, and $950,000 and $980,000 for the nine months ended September 30, 1998 and 1997, respectively.

Product and service revenue from the HSP Division was $847,000 and $155,000 for the three months ended September 30, 1998 and 1997, respectively, and $2,353,000 and $1,231,000 for the nine months ended September 30, 1998 and 1997, respectively. Included in the three months ended September 30, 1998 was $250,000 of revenue received under its License Agreement with MethylGene, Inc.
("MethylGene") for certain services provided. The increase in product and service revenue in 1998 was a result of an expansion in the customer base and increasing sales to existing customers and revenue earned under the License Agreement with MethylGene.

Interest income was $44,000 and $294,000 for the three months ended September 30, 1998 and 1997, respectively, and $106,000 and $898,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in interest income is attributable to the decrease in cash and investments held by the Company in 1998 as compared to 1997.

The Company had research and development expenses of $5,201,000 and $11,339,000 for the three months ended September 30, 1998 and 1997, respectively, and $17,181,000 and $37,785,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in research and development expenses in 1998 reflects the restructuring program that was commenced during the second half of 1997 and completed in the third quarter of 1998. The restructuring included the discontinuation of operations at the Company's facilities in Europe, termination of the clinical development of GEM 91 and the reduction or suspension of selected programs unrelated to the Company's core advanced chemistry antisense drug development program, including the termination of its ribozyme program. The restructuring resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses. The Company's facility costs in 1998 were also reduced by the income received from subleasing its underutilized facilities. The Company has now relocated its headquarters to its manufacturing facility, which is located in Milford, Massachusetts.

The Company had general and administrative expenses of $1,504,000 and $3,057,000 for the three months ended September 30, 1998 and 1997, respectively, and $5,218,000 and $9,012,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in general and administrative expenses in 1998 resulted primarily from the Company's restructuring program initiated during the second half of 1997 and its effect on employee-related expenses, consulting and net facilities costs.

The Company had interest expense of $296,000 and $1,606,000 for the three months ended September 30, 1998 and 1997, respectively, and $2,880,000 and $3,223,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in interest expense in 1998 is mainly attributable to the conversion of approximately $48.7 million of the 9% Convertible Subordinated Notes (the "9% Notes"), issued in the second quarter of 1997, to Series A Convertible Preferred Stock on May 5, 1998.

As a result of the above factors, the Company incurred losses from operations of $5,961,000 and $18,434,000 for the three months ended September 30, 1998 and 1997, respectively, and $21,869,000 and $49,977,000 for the nine months ended September 30, 1998 and 1997, respectively.

The Company had extraordinary income of $8,877,000 for the nine months ended September 30, 1998 resulting from the conversion of the 9% Notes to Series A Convertible Preferred Stock in the second quarter of 1998. See "Item 1 - Financial Statements - Notes to Consolidated Condensed Financial Statements" for a discussion of the Company's extraordinary income. As a result of this transaction, the Company reduced its net loss to $12,993,000 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company's net cash used in operating activities amounted to $17,444,000. The Company's operating cash requirements were funded primarily through the utilization of existing cash and proceeds raised in private equity offerings conducted in the first half of 1998, the collection of its accounts receivable from sales and services provided by the Company, collaborative payments received, the rental payments from its underutilized facilities, and the sale of equipment. The Company believes that its existing and expected capital resources will be adequate to fund the Company's cash requirements into 1999.

The Company's existing capital resources include the following amounts received in the fourth quarter of 1998. First, $6,163,000 received in connection with relocation of the Company's corporate headquarters to Milford, Massachusetts, and the sale of the Company's interest in the Charles River Building Limited Partnership, which owned the Company's former headquarters facility; this amount includes a portion of the security deposit relating to the Company's lease to its former headquarters facility and the release of $660,000 in restricted cash. Second, $254,000 was received in connection with the sale in October 1998 of certain equipment and furniture.

The Company's expected capital resources include committed collaborative research and development payments from Searle, additional amounts expected to be advanced under the Credit Facility (as described below), research and development funding expected from MethylGene, Inc. and the profit margins on anticipated sales by the HSP Division.

In June 1998, the Company relocated its headquarters from Cambridge, Massachusetts to its manufacturing facility in Milford, Massachusetts. The Cambridge facility was re-leased in September 1998 to a third party, subject to a sublease of a portion of the facility. As a result, the Company was relieved of its substantial lease obligations for the Cambridge facility, subject to a contingent continuing liability for any defaults which may arise under the sublease.

Forum Capital Markets, LLC ("Forum") and Pecks Management Partners Ltd. ("Pecks"; Forum and Pecks collectively, the "Lender"), affiliates of two members of the Company's Board of Directors, have agreed to purchase the loan made by Silicon Valley Bank to the Company pursuant to the Loan and Security Agreement dated December 31, 1996, between the Company and Silicon Valley Bank, as amended (the "Loan"), the outstanding principal amount of which is currently approximately $2.8 million.

In connection with the purchase of the Loan, the Lender will lend an additional amount to the Company as soon as practicable so as to increase the outstanding principal amount of the Loan to $6,000,000. In addition, the terms of the Loan will be amended as follows: (i) the maturity will be extended to November 30, 2003; (ii) the interest rate will be decreased to 8%; (iii) interest will be payable monthly in arrears, with the principal due in full at maturity of the Loan; (iv) the Loan will be convertible, at the Lender's option, in whole or in part, into shares of common stock, par value $.001 per share, of the Company ("Common Stock") at a rate equal to the mid-point between the bid and ask price on the date of closing of the purchase of the Loan; (v) the threshold of the Minimum Liquidity covenant will be reduced from $4,000,000 to $2,000,000; and the Loan may not be prepaid, in whole or in part, any time prior to December 1, 2000. The other terms of the Loan will remain unchanged.

In connection with the purchase of the Loan, Forum will receive a fee of $400,000, which will be reinvested by Forum by purchasing from the Company either (i) shares of Common Stock or shares of preferred stock of the Company and accompanying warrants on the same terms as they are sold to investors in the Company's next equity offering to occur after November 13, 1998 (the "Placement Price"), or (ii) if no equity offering is consummated prior to May 1, 1999, 160,000 shares of Common Stock at $3.00 per share and warrants to purchase an additional 40,000 shares of Common Stock at $3.00 per share. In addition, Forum will receive warrants exercisable until maturity of the Loan to purchase $400,000 of shares of Common Stock priced at the Placement Price or, if no equity offering is consummated prior to May 1, 1999, at $3.00 per share. These shares and warrants will be issued as soon as practicable following satisfaction of Section 4.10 of the Indenture dated as of March 26, 1997, governing the 9% Notes.

The Company will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations and, except for research and development funding from Searle (which is subject to early termination in certain circumstances), revenue expected to be received from MethylGene and sale of DNA products and reagents manufactured on a custom contract basis by the HSP Division, the Company has no current external sources of capital, and, as discussed above, expects no product revenues for at least several years from sales of products that it is developing.

No assurance can be given that such additional funds will be available to fund the Company's operations or, if available, that such funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of any such additional financing may adversely affect the holdings or rights of then existing stockholders.

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

YEAR 2000

As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. The Company's exposure to this year 2000 ("Y2K") problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key suppliers, including utility companies and payroll services.

The Company currently believes that all of its internal systems will be Y2K compliant by the end of the third quarter of 1999. The Company is currently evaluating all of its internal computer systems and microprocessors in light of the Y2K problem. As part of this process, the Company is conducting an inventory of its automated instruments and other computerized equipment and will be contacting applicable vendors for information regarding Y2K compliance. The Company will then upgrade or otherwise modify its internal computer systems and microprocessors, to the extent necessary. Testing of all its internal computer systems and microprocessors should be completed by the end of the first quarter of 1999. The Company does not expect the cost of bringing all the Company's systems and microprocessors into Y2K compliance will be material.

The Company's Y2K compliance efforts are in addition to other planned information technology ("IT") projects. While these efforts have caused and may continue to cause delays in other IT projects, the Company does not expect that any of these delays will have a significant effect on the Company's business or that any of the Company's other IT projects will be canceled or postponed to pay for the Y2K upgrades.

With regard to potential supplier Y2K problems, the Company has compiled a list of its critical suppliers, and has sent a Y2K questionnaire to each of them in order to permit the Company to ascertain the Y2K compliance status of each. The Company is awaiting the return of these questionnaires. The Company does not know of any key supplier Y2K problems that could have a material effect on the Company's business. If through a Y2K questionnaire or otherwise the Company becomes aware of any such problems and is not satisfied that those problems are being adequately addressed, it will take appropriate steps to find alternative suppliers.

It has been acknowledged by governmental authorities that Y2K problems have the potential to disrupt global economies, that no business is immune from the potentially far-reaching effects of Y2K problems, and that it is difficult to predict with certainty what will happen after December 31, 1999. Consequently, it is possible that Y2K problems will have a material effect on the Company's business even if the Company takes all appropriate measures to ensure that it and its key suppliers are Y2K compliant.

It is possible that the conclusions reached by the Company from its analysis to date will change, which could cause the Company's Y2K cost estimates and target completion dates to change.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Form 1O-Q filing contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "may," and other similar expressions are intended to identify forward-looking statements.

Factors which may cause actual future results to differ from forward-looking statements include, among others, the matters set forth under the heading "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") which information is incorporated herein by reference.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------



Items 1-4 None

Item 5   OTHER INFORMATION

                  Stockholder Proposals for 1999 Annual Meeting

         As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy material for its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be received by the Secretary of the Company at the principal offices of the Company no later than January 18, 1999.

         In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at the principal offices of the Company, and received not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal shall have been mailed or delivered to the Secretary no later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on May 10, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than February 9, 1999 and no later than March 11, 1999. The advance notice provisions of the Company's by-laws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.


Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

         27     Financial Data Schedule (EDGAR)

          99.1 Third Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

          99.2 Fourth Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

         (b) No Reports on Form 8-K have been filed during the third quarter ended September 30, 1998.

                                   SIGNATURES

                                     -------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HYBRIDON, INC.


November 16, 1998                    /s/ E. Andrews Grinstead III
-----------------                  ----------------------------
Date                               E. Andrews Grinstead, III
                                   Chairman, President and Chief Executive
                                   Officer (Principal Executive Officer)


November 16, 1998                    /s/ Robert G Andersen
-----------------                  ---------------------
Date                               Robert G. Andersen
                                   Treasurer (Principal Accounting and
                                   Financial Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX

                                     -------


27   Financial Data Schedule (EDGAR)

99.1 Third Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

99.2 Fourth Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.