Form 10-Q/A
period 1998-09-30
HYBRIDON INC
filed 1999-01-04
CIK 861838

As filed with the Securities and Exchange Commission on January 4, 1999
    -------------------------------------------------------------------------

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

                                    YES  X    NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                  15,306,825
---------------------------------------               ----------------
                 Class                       Outstanding as of December 31, 1998

                                 HYBRIDON, INC.

                                    Form 10-Q/A

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

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                 September 30,   December 31,
                                                                                      1998           1997

     CURRENT ASSETS:
     Cash and cash equivalents                                                      $   882,825    $ 2,202,202
     Accounts receivable                                                                825,668        529,702
     Accounts receivable related to real estate limited partnership                   5,450,000              -
     Prepaid expenses and other current assets                                          448,372      1,005,825
                                                                                    -----------    -----------


     Total current assets                                                             7,606,865      3,737,729
                                                                                    -----------    -----------


     PROPERTY AND EQUIPMENT, NET                                                      8,953,117     19,230,804
                                                                                    -----------    -----------


     OTHER ASSETS:
     Restricted cash                                                                    659,618      3,050,982
     Notes receivable from officers                                                     255,800        247,250
     Deferred financing costs and other assets                                          923,162      3,354,767
     Investment in real estate partnership                                                    -      5,450,000
                                                                                    -----------    -----------



                                                                                      1,838,580     12,102,999
                                                                                    -----------    -----------


                                                                                    $18,398,562    $35,071,532
                                                                                    -----------    -----------






                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES:
      Current portion of long-term debt and capital lease obligations                 3,030,981      7,868,474
      Accounts payable                                                                4,387,353      8,051,817
      Accrued expenses                                                                3,003,934     11,917,298
                                                                                    -----------    -----------
      Total current liabilities                                                      10,422,268     27,837,589
                                                                                    -----------    -----------


      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION              573,017      3,282,123
                                                                                    -----------    -----------
      9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                       1,306,000     50,000,000
                                                                                    -----------    -----------


      STOCKHOLDERS' EQUITY(DEFICIT):
      Preferred stock, $.01 par value-
      Authorized--5,000,000 shares
      Issued and outstanding--None                                                            -              -

      Series A convertible preferred stock, $.01 par value-
      Authorized--5,000,000 shares
      Issued and outstanding--624,790 shares at September 30, 1998                        6,248              -
      Common stock, $.001 par value-
      Authorized--100,000,000 shares
      Issued and outstanding--15,254,825 and 5,059,650 shares at
      September  30, 1998, and  December 31, 1997, respectively                          15,255          5,060
      Additional paid-in capital                                                    240,301,274    173,695,698
      Deficit accumulated during the development stage                             (233,294,707)  (218,655,101)
      Deferred compensation                                                            (930,793)    (1,093,837)
                                                                                    -----------    -----------


      Total stockholders' equity(deficit)                                             6,097,277    (46,048,180)
                                                                                    -----------    -----------
                                                                                     18,398,562     35,071,532
                                                                                    ===========    ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                                       Cumulative
                                                                                                          from
                                                                                                      May 25, 1989
                                    Three Months Ended              Nine Months Ended                (Inception) to
                                      September 30,                  September 30,                    September 30,

                                          1998            1997            1998            1997            1998
REVENUES:
Research and development                $   150,000    $    200,000    $    949,915    $    980,150   $   6,449,178
Product and service revenue                 846,746         155,368       2,353,435       1,231,226       5,310,472
Interest income                              44,010         294,246         106,457         898,160       3,327,196
Royalty and other income                          -          18,247               -          33,218         110,321
                                        -----------    ------------    ------------    ------------   -------------
                                          1,040,756         667,861       3,409,807       3,142,754      15,197,167
                                        -----------    ------------    ------------    ------------   -------------


OPERATING EXPENSES:
Research and development                  5,201,246      11,338,913      17,180,927      37,784,718     182,640,742
General and administrative                1,503,845       3,057,380       5,217,864       9,011,879      53,034,480
Restructuring charge                              -       3,100,000               -       3,100,000      11,020,000
Interest                                    296,344       1,605,918       2,880,307       3,223,473       9,026,337
                                        -----------    ------------    ------------    ------------   -------------
                                          7,001,435      19,102,211      25,279,098      53,120,070     255,721,559
                                        -----------    ------------    ------------    ------------   -------------
Loss from operations                     (5,960,679)    (18,434,350)    (21,869,291)    (49,977,316)   (240,524,392)

EXTRAORDINARY ITEM:
Gain on conversion of 9%                          -               -       8,876,685               -       8,876,685
                                        -----------    ------------    ------------    ------------   -------------
convertible subordinated notes

NET LOSS                                 (5,960,679)    (18,434,350)    (12,992,606)    (49,977,316)   (231,647,707)
                                        -----------    ------------    ------------    ------------   -------------


ACCRETION OF PREFERRED                    1,647,000               -       1,647,000               -       1,647,000
                                        -----------    ------------    ------------    ------------   -------------
STOCK DIVIDEND

NET LOSS TO COMMON                      $(7,607,679)   $(18,434,350)   $(14,639,606)   $(49,977,316)  $(233,294,707)
                                        ===========    ============    ============    ============   =============
STOCKHOLDERS



BASIC AND DILUTED LOSS
PER COMMON SHARE  FROM
(Note 3):

    OPERATIONS, INCLUDING               $     (0.50)   $      (3.65)   $      (2.21)   $      (9.90)
    ACCRECTION OF PREFERRED
    STOCK

    EXTRAORDINARY GAIN
                                                  -               -            0.83               -
                                        -----------    ------------    ------------    ------------


    NET LOSS                            $     (0.50)   $      (3.65)   $      (1.37)   $      (9.90)
                                        ===========    ============    ============    ============



SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE
(Note 3)                                 15,254,825       5,055,513      10,648,116       5,046,806
                                        ===========    ============    ============    ============




The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                              Cumulative
                                                                                                 from
                                                                                             May 25, 1989
                                                                     Nine Months Ended      (inception) to
                                                                       September 30,         September 30,

                                                                   1998           1997           1998

         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                             $(12,992,606)   $(49,977,316) $(231,647,707)
         Adjustments  to  reconcile  net  loss to net  cash
         used  in  operating activities--
         Extraordinary gain on conversion of 9% convertible
           subordinated notes payable                            (8,876,685)             -     (8,876,685)
         Depreciation and amortization                            2,419,269      4,081,720     13,605,723
         Loss on disposal of fixed assets                           424,675              -        424,675
         Issuance of common stock for services rendered           1,195,398        146,875      1,342,273
         Compensation on grant of stock options, warrants
         and                                                        163,044        261,519      8,286,842
            restricted stock
         Amortization of discount on convertible promissory
         notes                                                            -              -        690,157
            payable
         Amortization of deferred financing costs                   240,611        358,904        937,080
         Noncash interest on convertible promissory notes                 -              -        260,799
         payable
         Write-down of assets related to restructuring            6,600,000        331,000      7,200,000
         Changes in operating assets and liabilities-
           Accounts receivable                                     (295,966)       276,545       (825,668)
           Prepaid and other current assets                         557,703       (541,718)      (448,122)
           Notes receivable from officers                            (8,550)        55,952       (255,800)
           Amounts payable to related parties                             -              -       (200,000)
           Accounts payable and accrued expenses                 (6,871,326)     3,349,962     13,097,789
           Deferred revenue                                               -        (86,250)             -
                                                               ------------   ------------  -------------
         Net cash used in operating activities                  (17,444,433)   (41,742,807)  (196,408,644)
                                                               ------------   ------------  -------------


         CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in short-term investments                               -     (5,113,569)             -
         Purchases of property and equipment, net                  (340,507)    (6,645,439)   (29,652,972)
         Proceeds from sale of fixed assets                         460,000              -        460,000
         Investment in real estate partnership                            -              -     (5,450,000)
                                                               ------------   ------------  -------------
         Net cash provided by (used in) investing activities        119,493    (11,759,008)   (34,642,972)
                                                               ------------   ------------  -------------


         CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible preferred stock    6,804,562              -    103,388,716
         Proceeds from issuance of common stock related to
         stock                                                            -         83,327      1,260,928
           options and restricted stock grants
         Proceeds from issuance of common stock related to
         stock                                                            -          9,075      3,185,816
           warrants
         Net proceeds from issuance of common stock               6,876,676              -     59,232,000
         Repurchase of common stock                                       -              -           (263)
         Proceeds from notes payable                                      -              -      9,450,000
         Proceeds from issuance of convertible promissory
         notes                                                    4,233,832     50,000,000     63,425,576
           payable
         Proceeds from long-term debt                                     -              -        662,107
         Payments on long-term debt and capital leases           (4,236,693)    (1,169,656)    (7,602,573)
         Proceeds from sale/leaseback                                     -      1,165,236      4,001,018
         Decrease (increase)  in restricted cash and other        2,327,186       (626,985)    (1,811,945)
         assets
         (Increase) decrease in deferred financing costs                  -     (2,699,957)    (3,256,939)
                                                               ------------   ------------  -------------
         Net cash provided by financing activities               16,005,563     46,761,040    231,934,441
                                                               ------------   ------------  -------------


         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,319,377)    (6,740,775)       882,825

         CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,202,202     12,633,742              -
                                                               ------------   ------------  -------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD              $    882,825   $  5,892,967  $     882,825
                                                               ============   ============  ==============


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                $  1,494,323   $   786,005   $   5,124,773
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

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share
The Company applies SFAS No. 128, Earnings per Share, in calculating earnings per share. Basic net loss per share is computed by dividing net loss applicable to common stockholders (net loss plus cumulative preferred stock dividends) by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. Antidilutive securities which consist of stock options and warrants that are not included in diluted net loss per common share were 12,568,143 and 2,686,863 for the nine month periods ended September 30, 1998 and 1997, respectively.

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

                                              September 30,       December 31,
                                                   1998               1997
    Cash and cash equivalents
       Cash and money market funds            $      400,949  $       1,702,272
       Corporate bond                                481,876            499,930
                                              --------------  -----------------

                                              $      882,825  $       2,202,202
                                              ==============  =================
    Restricted cash - long-term
       Certificates of deposit                $            -   $      2,016,364
       Savings account                               659,618          1,034,618
                                              --------------  -----------------

                                              $      659,618    $     3,050,982
                                              ==============  =================

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


(9)     NOTE PAYABLE TO A BANK

In December 1996, the Company entered into a five year $7,500,000 note payable with a bank. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The note is payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of the then remaining outstanding principal balance due on January 1, 2002. During 1997, the Company's minimum liquidity had fallen below the required amount and the Company deposited $1,758,542 as collateral under the cash pledge agreement. During 1998, the bank withdrew the full amount of the restricted cash and applied it against the outstanding balance of the note. The minimum liquidity requirements were subsequently amended to provide that if as of the fifteenth and last day of each calendar month the Company does not have minimum liquidity of at least $4,000,000, as defined, the Company will be required to immediately repay to the bank 100% of the then outstanding balance. As of September 30, 1998, $2,895,000 was outstanding under the note, which is classified as a current liability in the accompanying September 30, 1998 consolidated balance sheet. During August 1998, the Company placed $1.6 million in escrow at the bank's request, which was withdrawn and applied against the outstanding balance of the note by the bank. Also, upon the closing of the sale of the Partnership Interest (see Note 5) the Company was required to pay down an additional $750,000 on the note. The Company is also required to pay to the bank one-half of any proceeds received from the sale of certain assets. The Company intends to make payments relating to these items to the bank during November 1998 in the event that the Loan is not purchased as described in Note 13. On September 29, 1998, the Company received a waiver of noncompliance since the Company was not in compliance with the minimum liquidity and minimum tangible net worth covenants associated with the note. Following the sale of the partnership interest, the Company was in compliance with all such covenants.

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

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:

  Issuance of Series A convertible preferred stock in
  exchange for conversion of 9% convertible subordinated
  notes payable and accrued interest                                      $51,061,850  $        -         $ 51,061,850

  Accretion of Series A convertible preferred stock dividends             $ 1,647,000  $        -         $  1,647,000

  Issuance of common stock in exchange for conversion of
  convertible subordinated notes payable                                  $ 4,800,000  $        -         $  4,800,000

  Issuance  of common  stock in exchange for conversion of
  accounts  payable, capital lease obligations and accrued
  interest
                                                                          $ 6,434,308  $        -         $  6,434,308
  Issuance of common stock for services rendered                          $ 1,195,398  $        -         $  1,342,272



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

In connection with the purchase of the Loan, the Lender will lend an additional amount to the Company as soon as practicable so as to increase the outstanding principal amount of the Loan to $6,000,000. In addition, the terms of the Loan will be amended as follows: (i) the maturity will be extended to November 30, 2003; (ii) the interest rate will be decreased to 8%; (iii) interest will be payable monthly in arrears, with the principal due in full at maturity of the Loan; (iv) the Loan will be convertible, at the Lender's option, in whole or in part, into shares of common stock, par value $.001 per share, of the Company ("Common Stock") at a rate equal to the mid-point between the bid and ask price on the date of closing of the purchase of the Loan; (v) the threshold of the Minimum Liquidity covenant will be reduced from $4,000,000 to $2,000,000; and the Loan may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The other terms of the Loan will remain unchanged.

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

The Company will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations and, except for research and development funding from Searle (which is subject to early termination in certain circumstances), revenue is expected to be received from MethylGene and sale of DNA products and reagents manufactured on a custom contract basis by the HSP Division, the Company has no current external sources of capital, and, as discussed above, expects no product revenues for at least several years from sales of products that it is developing.

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

YEAR 2000 Compliance

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

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------



Items 1-4      None
---------

Item 5  OTHER INFORMATION
------

        Stockholder Proposals for 1999 Annual Meeting
        ---------------------------------------------

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


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------


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


January 4, 1999                         /s/ E. Andrews Grinstead III
-----------------                       ----------------------------
Date                                    E. Andrews Grinstead, III
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive Officer)


January 4, 1999                         /s/ Robert G Andersen
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