Form 10-Q/A
period 1998-06-30
HYBRIDON INC
filed 1999-04-15
CIK 861838

As filed with the Securities and Exchange Commission on April 15, 1999
     ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

                                    YES X   NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                  15,306,825
---------------------------------------                ---------------
                 Class                        Outstanding as of April 13, 1999

                                 HYBRIDON, INC.

                                    Form 10-Q

                                      INDEX


Part I - Financial Information
------------------------------

Item 1 - Financial Statements

        Consolidated Condensed Balance Sheets as of June 30, 1998 and December 31, 1997. (As Restated)

        Consolidated Condensed Statement of Operations for the Three Months ended and Six Months ended June 30, 1998 and 1997 and Cumulative from May 25, 1989 (Inception) to June 30, 1998. (As Restated)

        Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 1998 and 1997, and Cumulative from May 25, 1989 (Inception) to June 30, 1998. (As Restated)

        Notes to Consolidated Condensed Financial Statements.


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

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS
                                                                                 June 30,       December 31,
                                                                                   1998             1997
                                                                              (As Restated)
CURRENT ASSETS:
         Cash and cash equivalents                                           $     5,518,682   $     2,202,202
         Restricted cash (Note 9)                                                  1,592,368                 -
         Accounts receivable                                                         264,122           529,702
         Accounts receivable related to real estate limited partnership            5,450,000                 -
         Prepaid expenses and other current assets                                   383,926         1,005,825
                                                                             ---------------   ---------------

                  Total current assets                                            13,209,098         3,737,729
                                                                             ---------------   ---------------

PROPERTY AND EQUIPMENT, AT COST:
         Leasehold improvements                                                   11,699,244        16,027,734
         Laboratory equipment                                                      9,041,452         6,770,402
         Equipment under capital leases                                            1,601,535         4,879,190
         Office equipment                                                          1,839,824         1,947,818
         Furniture and fixtures                                                    1,474,862           645,264
         Construction-in-progress                                                     45,409            45,409
                                                                             ---------------   ---------------
                                                                                  25,702,326        30,315,817

         Less -- Accumulated depreciation and amortization                        13,199,366        11,085,013
                                                                             ---------------   ---------------
                                                                                  12,502,960        19,230,804
OTHER ASSETS:
         Restricted cash                                                             659,618         3,050,982
         Note receivable from officer                                                252,950           247,250
         Deferred financing costs and other assets                                   982,289         3,354,767
         Investment in real estate partnership                                             -         5,450,000
                                                                             ---------------   ---------------

                                                                                   1,894,857        12,102,999

                                                                             $    27,606,915   $    35,071,532
                                                                             ===============   ===============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
         Current portion of long-term debt and capital lease obligations     $     4,754,478   $     7,868,474
         Accounts payable                                                          4,194,048         8,051,817
         Accrued expenses                                                          5,352,350        11,917,298
                                                                             ---------------   ---------------
                  Total current liabilities                                       14,300,876        27,837,589
                                                                             ---------------   ---------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 596,431         3,282,123
                                                                             ---------------   ---------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                          1,306,000        50,000,000
                                                                             ---------------   ---------------

STOCKHOLDERS' EQUITY(DEFICIT):
         Preferred stock, $.01 par value-
                  Authorized -- 5,000,000 shares
                  Series A convertible preferred stock-
                  Designated -- 1,500,000 shares                                           -                 -
                  Issued and outstanding -- 624,789 shares at June 30, 1998            6,248                 -
         Common stock, $.001 par valueB
                  Authorized -- 100,000,000 shares
                  Issued and outstanding -- 15,254,825 and 5,059,650 shares           15,255             5,060
                           at June 30, 1998, and December 31, 1997,
                           respectively
         Additional paid-in capital                                              239,274,774       173,695,698
         Deficit accumulated during the development stage                      (226,907,528)     (218,655,101)
         Deferred compensation                                                     (985,141)       (1,093,837)
                                                                             ---------------   ---------------

                  Total stockholders' equity(deficit)                             11,403,608      (46,048,180)
                                                                             ---------------   ---------------

                                                                             $    27,606,915   $    35,071,532
                                                                             ===============   ===============

          The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended              Six Months Ended           Cumulative from
                                                June 30,                       June 30,                May 25, 1989
                                                                                                      (Inception) to
                                                                                                         June 30,
                                          1998           1997            1998            1997              1998
                                     (As Restated)                   (As Restated)                     (As Restated)
REVENUES:
         Research and development    $      649,915 $       186,250 $       799,915 $       780,150 $         5,799,263
         Product revenue                    681,620         727,704       1,506,689       1,075,858           4,963,641
         Interest income                     44,602         486,502          62,447         603,914           3,283,186
         Royalty and other income                 -          14,971               -          14,971             110,321
                                     -------------- --------------- --------------- --------------- -------------------

                                          1,376,137       1,415,427       2,369,051       2,474,893          14,156,411
                                     -------------- --------------- --------------- --------------- -------------------

OPERATING EXPENSES:
         Research and development         5,577,144      14,969,366      11,979,681      26,445,805         177,439,496
         General and administrative       2,648,907       2,524,046       4,314,019       5,954,499          52,130,635
         Restructuring charge                     -               -               -               -          11,020,000
         Interest                           976,526       1,447,348       2,583,963       1,617,555           8,729,993
                                     -------------- --------------- --------------- --------------- -------------------

                                          9,202,577      18,940,760      18,877,663      34,017,859         249,320,124
                                     -------------- --------------- --------------- --------------- -------------------

         Loss from operations           (7,826,440)    (17,525,333)    (16,508,612)    (31,542,966)       (235,163,713)

EXTRAORDINARY ITEM:
         Gain on exchange of 9%
         convertible subordinated
         notes payable                    8,876,685               -       8,876,685               -           8,876,685
                                     -------------- --------------- --------------- --------------- -------------------

NET INCOME (LOSS)                         1,050,245    (17,525,333)     (7,631,927)    (31,542,966)       (226,287,028)

ACCRETION OF PREFERRED STOCK
  DIVIDENDS                               (620,500)               -       (620,500)               -           (620,500)
                                     -------------- ---------------- ---------------- -------------- ------------------
                                                    -                               -
         Net income (loss)
         applicable to common
         stockholders                $      429,745 $  (17,525,333) $   (8,252,427)  $ (31,542,966)     $ (226,907,528)
                                       ============ =============== ===============  ==============     ===============

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE (Note 3):

         Loss per share before
         extraordinary item          $       (0.69) $        (3.47) $      (2.01)   $       (6.26)

     Extraordinary item                         .78               -          1.08                -
                                     -------------- --------------- --------------  --------------

     Net income (loss) per share                .09          (3.47)         (0.93)          (6.26)

     Accretion of preferred stock
      dividends                               (0.05)             -         (0.08)                -
                                     --------------- -------------- --------------  --------------

     Net income (loss) per share
      applicable to common
      stockholder                    $          .04 $        (3.47) $       (1.01)   $       (6.26)
                                     ============== ===============  =============   ==============

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE
(Note 2)                                 11,333,604       5,048,391       8,196,627       5,042,369
                                     ============== =============== =============== ===============


          The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Six Months Ended            Cumulative from
                                                                                June 30,                  May 25, 1989
                                                                                                         (Inception) to
                                                                                                            June 30,
                                                                          1998             1997               1998
                                                                     (As Restated)                       (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                   $   (7,631,927)   $  (31,542,966)    $  (226,287,028)
         Adjustments to reconcile net loss to net cash used in
         operating activitiesB
                  Extraordinary gain on exchange of 9%                  (8,876,685)                 -         (8,876,685)
                    convertible subordinated notes payable
                  Depreciation and amortization                           1,785,353         2,241,374          12,971,807
                  Loss on disposal of fixed assets                          228,000                 -             228,000
                  Issuance of common  stock for services rendered                 -           146,875             146,875
                  Compensation on grant of stock options,                   108,696           188,412           8,232,494
                    warrants and restricted stock
                  Amortization of discount on convertible                         -                 -             690,157
                     promissory notes payable
                  Amortization of deferred financing costs                  225,816           250,395             922,285
                  Noncash interest on convertible promissory                      -                 -             260,799
                     notes payable
                  Write-down of assets related to restructuring                   -                 -           1,255,000
                  Changes in operating assets and liabilitiesB
                           Accounts receivable                              265,580          (70,609)           (264,122)
                           Prepaid and other current assets                 122,148         (108,610)           (883,676)
                           Note receivable from officer                     (5,700)           (4,663)           (252,950)
                           Amounts payable to related parties                     -                 -           (200,000)
                           Accounts payable and accrued expenses          (330,465)         (572,356)          18,983,650
                           Deferred revenue                                       -          (86,250)                   -
                                                                    ---------------   ---------------  ------------------

                           Net cash used in operating activities       (14,109,184)      (29,558,398)       (193,073,394)
                                                                    ---------------   ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in short-term investments                                       -      (16,267,615)                   -
         Purchases of property and equipment, net                         (285,509)       (5,838,183)        (29,597,974)
         Proceeds from sale of fixed assets                                 400,000                 -             400,000
         Investment in real estate partnership                                    -                 -         (5,450,000)
                                                                    ---------------   ---------------  ------------------

                           Net cash provided by (used in)
                             investing activities                           114,491      (22,105,798)        (34,647,974)
                                                                    ---------------   ---------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible preferred stock            7,999,960                 -         104,584,114
         Proceeds from issuance of common stock related to stock                  -            62,327           1,260,928
                  options and restricted stock grants
         Proceeds from issuance of common stock related to stock                  -             9,075           3,185,816
                  warrants
         Net proceeds from issuance of common stock                       6,876,676                 -          59,232,000
         Repurchase of common stock                                               -                 -               (263)
         Proceeds from notes payable                                              -                 -           9,450,000
         Proceeds from issuance of convertible promissory notes           4,233,833        50,000,000          63,425,577
                  payable
         Proceeds from long-term debt                                             -                 -             662,107
         Payments on long-term debt and capital leases                  (2,489,782)         (895,183)         (5,855,662)
         Proceeds from sale/leaseback                                             -         1,165,236           4,001,018
         Decrease (increase) in restricted cash and other assets            690,486           133,878         (3,448,646)
         (Increase) in deferred financing costs                                   -       (2,849,958)         (3,256,939)
                                                                    ---------------   ---------------  ------------------

                  Net cash provided by financing activities              17,311,173        47,625,375         233,240,050
                                                                    ---------------   ---------------  ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,316,480       (4,038,821)           5,518,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,202,202        12,633,742                   -
                                                                    ---------------   ---------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     5,518,682   $     8,594,921  $        5,518,682
                                                                    ===============   ===============  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                     $     1,261,502   $       492,555  $        4,891,952
                                                                    ===============   ===============  ==================


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

        On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of approximately $26.7 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $5.9 million of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred approximately $1.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar, a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering (Offshore Offering) consisted of (i) 9% of gross proceeds of such Offshore Offering and (ii) a non-accountable expense allowance equal to 4% of gross proceeds of such Offshore Offering. Pillar received approximately $1.6 million and warrants to purchase 1,111,630 shares of common stock at $2.40 per share. In addition, Pillar is entitled to receive 300,000 shares of common stock in connection with its efforts in assisting the Company in restructuring its balance sheet. The Company has recorded $600,000 of general and administrative expense in the accompanying statements of operations, which represents the value of this common stock on May 5, 1998.

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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



        Noteholders holding $48.7 million of principal and $2,361,850 of accrued interest tendered such principal and accrued interest to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with Statement of Financial Accounting
        (SFAS) No.15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of approximately $8.9 million related to the conversion. The extraordinary gain represents the difference between the carrying value of the 9% Notes plus accrued interest, less $2,249,173 of deferred financing costs written off and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the private offering described above, and warrants to purchase common stock issued by the Company.

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

        In April of 1999, the Company restated its June 30, 1998 financial statements to reflect the accretion on the Series A preferred stock and $600,000 of general and administrative expense related to common stock issuable to Pillar (see Note 1). Such restatement resulted in a decrease in the net loss applicable to common stockholders of $1,220,500 for the three and six months ended June 30, 1998 (see Note 13).

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

(4)     CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents and restricted cash at June 30, 1998 and December 31, 1997 consisted of the following (at amortized cost, which approximates fair market value):


                                                                  June 30,          December 31,
                                                                    1998                1997

          Cash and cash equivalents-
                   Cash and money market funds               $        5,289,964  $        1,702,272
                   Corporate bond                                       228,718             499,930
                                                             ------------------  ------------------

                                                             $        5,518,682  $        2,202,202
                                                             ==================  ==================

          Restricted cash-current
                   Certificates of deposit (Note 9)          $        1,592,368  $                -
                                                             ==================  ==================

          Restricted cash-long term
                   Certificates of deposit                   $                -  $        2,016,364
                   Savings account                                      659,618           1,034,618
                                                             ------------------  ------------------

                                                             $          659,618  $        3,050,982
                                                             ==================  ==================


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

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(8)     RESTRUCTURING

        Beginning in July 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis over the balance of 1997 in an effort to conserve its cash resources. As a part of this restructuring plan, the Company recorded an $11,020,000 restructuring charge in 1997 to provide for (i) the termination of certain research programs, (ii) the abandonment of certain leased facilities (net of sublease income),
        (iii) severance obligations to nearly 100 terminated employees and (iv) the cancellation of certain other contracts. During June 1998, the Company vacated the Cambridge, MA facility and moved its corporate headquarters to Milford, MA.

        The total cash impact of the restructuring amounted to approximately $3,426,000. The total cash paid as of June 30, 1998 was approximately $2,721,000 and the remaining amount will be paid in 1998.

(9)     NOTE PAYABLE TO A BANK

        In December 1996, the Company entered into a five year $7,500,000 note payable with a bank. The note contains certain financial covenants that require the Company to maintain minimum tangible net worth and minimum liquidity and prohibits the payment of dividends. The note is payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of the then remaining outstanding principal balance, due on January 1, 2002. During 1997, the Company's minimum liquidity had fallen below the required amount and the Company deposited $1,758,542 as collateral under the cash pledge agreement. During 1998, the bank withdrew the full amount of the restricted cash and applied it against the outstanding balance of the note. The minimum liquidity requirements were subsequently amended to provide that if as of the fifteenth and last day of each calendar month the Company does not have minimum liquidity of at least $8,000,000 or $4,000,000, as defined, the Company will be required to immediately repay to the bank 35% and 100%, respectively, of the then outstanding balance. Also, in connection with the note, the Company issued five year warrants to purchase 13,000 shares of common stock at an exercise price of $34.49 per share. These warrants were fully exercisable at December 31, 1997. As of June 30, 1998, approximately $4,611,000 was outstanding under the note, which is classified as a current liability in the accompanying June 30, 1998 balance sheet. Subsequent to June 30, 1998, the Company placed approximately $1.6 million in escrow at the bank's request. In addition, in August 1998 the $1.6 million will be applied against the outstanding amount of the note. Also, upon the closing of the sale of the Partnership Interests (see Note 5) the Company will be required to pay down an additional $750,000 on the note.

                                HYBRIDON, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (UNAUDITED)



(10)    METHYLGENE, INC. LICENSING AGREEMENT

        In January 1996, the Company and MethylGene, Inc. (MethylGene) (a Canadian company which is over 30% owned by the Company) entered into a licensing agreement for the purpose of researching and developing compounds for the treatment of cancer and other indications. In May 1998, this agreement was amended to grant MethylGene a non-exclusive right to use all and any antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company, (ii) May 5, 1999, unless MethylGene exercises its option to continue contracting for development services provided by the Company, or (iii) May 5, 2000. As additional consideration for this non-exclusive right, MethylGene is required to pay the Company certain milestone and royalty amounts, as defined, and transfer 300,000 shares of MethylGene's class B shares to the Company. The Company has placed no value on these shares.

(11)    UNITS ISSUED TO PRIMEDICA CORPORATION

        In connection with the unit financing (see Note 1) the Company issued 250,000 shares of common stock and 62,500 warrants to purchase common stock to Primedica Corporation (Primedica) for future services to be provided. The services shall commence upon the Company's request after
        (i) the Company's securities are listed on a nationally recognized exchange, and (ii) the average closing price of the Company's common stock is at least $2.00 per share for the twenty-day trading period preceding the contract commencement date. In the event that the Company does not use these services as a result of the failure to meet the contract conditions, Primedica shall forfeit to the Company all or part of the common stock and warrants held by Primedica. The Company has recorded these shares as issued and outstanding at June 30, 1998 at par value. The Company will record the value of these services as the services are rendered.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(12)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        The accompanying consolidated financial statements include the following information:


                                                                                                    Cumulative from
                                                                                                       May 25,1989
                                                                            Six Months Ended         (Inception) to
                                                                                 June 30,               June 30,
                                                                           1998           1997           1998

   SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
   ACTIVITIES:

         Issuance  of  Series  A  convertible  preferred  stock  and
         attached   warrants  in  exchange  for   conversion  of  9%
         convertible subordinated notes payable and accrued interest     $   51,055,850  $  ---     $   51,055,850

         Accretion of Series A convertible preferred stock dividends     $      620,500  $  ---     $      620,500

         Issuance of common stock and attached warrants in exchange
         for conversion of  convertible subordinated notes payable       $    4,800,000   $  ---     $    4,800,000


         Issuance of common stock in exchange for conversion of
         accounts payable and other obligations                          $    5,934,558   $  ---     $    5,934,558



                                HYBRIDON, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (UNAUDITED)



(13)    RESTATEMENT OF JUNE 30, 1998

        In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and $600,000 of general and administrative expense related to the common stock issuable to Pillar (see Note 1). The following table presents the net income (loss), net income (loss) applicable to common stockholders and net income (loss) per share as originally reported, and as restated.



                                      Three Months Ended                             Six Months Ended
                                         June 30, 1998                                June 30, 1998


                              As Reported            As Restated            As Reported            As Restated
                              -----------            -----------            -----------            -----------

Net Income (Loss)             $ 1,650,245            $ 1,050,245           $ (7,031,927)          $ (7,631,927)

Net Income (Loss)
applicable to common
stockholders                    1,650,245                429,745             (7,031,927)            (8,252,427)

Net Income (Loss) per
share                              $ 0.15                 $ 0.04                $ (0.86)               $ (1.01)


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

The Company has incurred cumulative losses from inception through June 30, 1998 of approximately $226.3 million. The Company implemented a restructuring plan in the second half of 1997 which will significantly reduce the Company's operating expenses and cost requirements in 1998 from 1997 levels. However, the Company expects that its research and development expenses will continue to be significant in 1998 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. The Company continues to explore opportunities to reduce operating expenses in an effort to conserve its cash resources. The number of employees has continued to decline, through attrition, resulting in a total of 50 full time employees as of August 10, 1998. In connection with the ongoing restructuring, the Company completed the relocation of its corporate headquarters to Milford, Massachusetts, the site of the Company's HSP Division. See "Liquidity and Capital Resources."

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

RESTATEMENT OF JUNE 30, 1998 FINANCIAL STATEMENTS

In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and the issuance of 300,000 shares of common stock which Pillar is entitled to receive in connection with its efforts in assisting the Company in restructuring its balance sheet (see Notes 1, 2 and 13).

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

The Company had general and administrative expenses of $2,649,000 and $2,524,000 for the three months ended June 30, 1998 and 1997, respectively, and $4,314,000 and $5,954,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in general and administrative expense for the three months ended June 30, 1998 includes a $600,000 charge for common stock to be issued to Pillar as discussed in Note 1. Excluding the $600,000 charge discussed above, the decrease in general and administrative expenses in 1998 resulted primarily from the Company's restructuring program initiated during the second half of 1997 and its effect on employee-related expenses, consulting and net facilities costs.

The Company had interest expense of $977,000 and $1,447,000 for the three months ended June 30, 1998 and 1997, respectively, and $2,584,000 and $1,618,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in interest expense for the three months ended June 30, 1998 is mainly attributable to the conversion of approximately 48.7 million of the 9% Convertible Subordinated Notes ("the 9% Notes"), issued in the second quarter of 1997, to Series A Convertible Preferred Stock on May 5, 1998. The increase in interest expense for the six months ended June 30, 1998 is mainly attributable to the first quarter's interest expense of the 9% Notes which were originally issued in April 1997.

As a result of the above factors, the Company incurred losses from operations of $7,826,000 and $17,525,000 for the three months ended June 30, 1998 and 1997, respectively, and $16,509,000 and $31,543,000 for the six months ended June 30, 1998 and 1997, respectively.

The Company had extraordinary income of $8,877,000 for the three and six months ended June 30, 1998 resulting from the conversion of the 9% Notes to Series A Convertible Preferred Stock. See "Item 1 Financial Statements -- Notes to Consolidated Condensed Financial Statements" for a discussion of the Company's extraordinary income. As a result of this transaction, the Company recorded a net income after extraordinary income of $1,050,000 for the three months ended June 30, 1998 and reduced its net loss to $7,632,000 for the six months ended June 30, 1998.


RESTATEMENT OF JUNE 30, 1998

In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and $600,000 of general and administrative expense related to common stock issuable to Pillar. The following table presents the net income (loss), net income (loss) applicable to common stockholders and net income (loss) per share as originally reported, and as restated.


                                      Three Months Ended                             Six Months Ended
                                         June 30, 1998                                June 30, 1998

                              As Reported            As Restated            As Reported            As Restated
                              -----------            -----------            -----------            -----------

Net Income (Loss)             $ 1,650,245            $ 1,050,245           $ (7,031,927)          $ (7,631,927)

Net Income (Loss)
applicable to common
stockholders                    1,650,245                429,745             (7,031,927)            (8,252,427)

Net Income (Loss) per
share                              $ 0.15                 $ 0.04                $ (0.86)               $ (1.01)


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's net cash used in operating activities amounted to $12,914,000. The Company's operating cash requirements were funded primarily through the utilization of existing cash, proceeds from the Company's private placement described in Item 2 of Part II of this Quarterly Report on Form 10-Q and in Note 1 to the Consolidated Condensed Financial Statements in Item 1. hereof and the sale of excess equipment. In addition, a portion of the Company's restricted cash was utilized to reduce the related debt and capital lease obligations.

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

The Company will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations and, except for research and development funding from Searle (which is subject to early termination in certain circumstances), certain research and development funding expected to be received from MethylGene, Inc. and sale of DNA products and reagents manufactured on a custom contract basis by the HSP Division, Hybridon has no current external sources of capital, and, as discussed above, expects no product revenues for at least several years from sales of products that it is developing.

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

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

                                     -------

Item 2.     Changes in Securities and Use of Proceeds
-------     -----------------------------------------


            During the quarter ended June 30, 1998, the Company issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

            I. Unregistered Offerings Pursuant to Section 4(2) Under the Securities Act
                ---------------------------------------------------------

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


            II. Unregistered Offerings Pursuant to Regulation S Under the Securities Act
                 ---------------------------------------------------------

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

            The Company has retained Pillar Investments, Ltd. ("Pillar Investments") as a placement agent of the Company in connection with the private placements of securities of the Company in the Offshore Offerings. Pillar Investments is entitled to receive fees consisting of (i) 9% of the gross proceeds of each Offshore  Offering,  (ii) a  non-accountable  expense allowance equal to 4% of such gross proceeds, (iii) the right to purchase, for nominal consideration, warrants to purchase 473,598 shares of Common Stock, at an exercise price of $2.40 per share, (iv) the right to purchase, for nominal consideration, warrants to purchase such number of shares of the Common Stock of the Company equal to 10% of the aggregate number of shares of Common Stock sold by the Company for which Pillar Investments acts as placement agent, exercisable at 120% of the relevant Common Stock offering price, for a period of five years (resulting, as of the date hereof, in the right to receive warrants to purchase 638,032 shares at $2.40 per share, subject to adjustment), and (v) a consulting/restructuring fee of $960,000 payable in Common Stock of the Company valued at the market price and payable in three equal installments as net proceeds of $25,000,000, $30,000,000 and $35,000,000 are received in the aggregate from private placements effected by the Company in 1998 to the extent contemplated by the Consent dated as of January 12, 1998 given by certain 9% Noteholders of the Company, or otherwise to the extent contemplated by the Placement Agency Agreement between the Company and Pillar Investments, subject to the Company's receipt of a fairness opinion with regard thereto, provided, however, that in no event shall Pillar Investments be permitted to receive compensation in excess of the level which was approved by the holders of the 9% Notes. Through the date hereof, Pillar Investments has received $1,635,400 in cash pursuant to these arrangements.

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

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------


     (a)    Exhibits.
            27.1   Financial Data Schedule (EDGAR)

            The following exhibits were previously filed as part of the Company's Form 10-Q for the quarter ended June 30, 1998.

            99.1 Second Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

            99.2 Financial Advisory Agreement between Hybridon, Inc. and Pillar Investments, Ltd.

            99.3 Placement Agency Agreement between Hybridon, Inc. and Pillar Investments, Ltd.

     (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 1998:

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

                                   SIGNATURES

                                     -------


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HYBRIDON, INC.


April 13, 1999                       /s/ E. Andrews Grinstead, III
-------------                        ---------------------------------------
Date                                 E. Andrews Grinstead, III
                                     Chairman, President and Chief Executive
                                     Officer (Principal Executive Officer)


April 13, 1999                       /s/ Robert G. Andersen
-------------                        ---------------------------------------
Date                                 Robert G. Andersen
                                     Treasurer (Principal Accounting and
                                     Financial Officer)