Form 10-Q/A
period 1998-09-30
HYBRIDON INC
filed 1999-04-15
CIK 861838

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

                                 YES X   NO
                                    ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.001 per share                  15,306,825
 ---------------------------------------               ----------------
                  Class                         Outstanding as of April 13, 1999

                                 HYBRIDON, INC.

                                   Form 10-Q/A

                                      INDEX


Part I - Financial Information
------------------------------

Item 1 - Financial Statements

        Consolidated  Condensed  Balance  Sheets as of  September  30,  1998 and
           December 31, 1997. (As Restated)

        Consolidated Condensed Statements of Operations for the Three Months ended and Nine Months ended September 30, 1998 and 1997 and Cumulative from May 25, 1989 (Inception) to September 30, 1998. (As Restated)

        Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997 and Cumulative from May 25, 1989 (Inception) to September 30, 1998. (As Restated)

        Notes to Consolidated Condensed Financial Statements


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

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                               September 30,   December 31,
                                                                                   1998           1997
                                                                              (As Restated)
CURRENT ASSETS:
         Cash and cash equivalents                                          $     882,825  $   2,202,202
         Accounts receivable                                                      825,668        529,702
         Accounts receivable related to real estate limited partnership         5,450,000              -
         Prepaid expenses and other current assets                                448,372      1,005,825
                                                                                ---------      ---------


                  Total current assets                                          7,606,865      3,737,729
                                                                                ---------      ---------


PROPERTY AND EQUIPMENT, NET                                                     8,953,117     19,230,804
                                                                                ---------      ---------


OTHER ASSETS:
         Restricted cash                                                          659,618      3,050,982
         Note receivable from officer                                             255,800        247,250
         Deferred financing costs and other assets                                923,162      3,354,767
         Investment in real estate partnership                                          -      5,450,000
                                                                                ---------      ---------


                                                                                1,838,580     12,102,999
                                                                                ---------     ----------


                                                                              $18,398,562    $35,071,532
                                                                              ===========    ===========





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
 Current portion of long-term debt and capital lease obligations            $   3,030,981 $   7,868,474
 Accounts payable                                                               4,387,353     8,051,817
 Accrued expenses                                                               3,603,934    11,917,298
                                                                                ---------    ----------
         Total current liabilities                                             11,022,268    27,837,589
                                                                                ---------    ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION              573,017     3,282,123
                                                                                ---------     ---------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                       1,306,000    50,000,000
                                                                                ---------    ----------

STOCKHOLDERS= EQUITY(DEFICIT):
 Preferred stock, $.01 par value-
         Authorized -- 5,000,000 shares
         Series A convertible preferred stock
         Designated -- 1,500,000 shares                                                 -             -
         Issued and outstanding-624,789 shares at September 30, 1998                6,248             -
 Common stock, $.001 par value-
         Authorized -- 100,000,000 shares
         Issued and outstanding -- 15,254,825 and 5,059,650 shares at
         September  30, 1998, and  December 31, 1997, respectively                 15,255         5,060
 Additional paid-in capital                                                   240,301,274   173,695,698
 Deficit accumulated during the development stage                           (233,894,707) (218,655,101)
 Deferred compensation                                                          (930,793)   (1,093,837)
                                                                            -------------  ------------

         Total stockholders' equity(deficit)                                    5,497,277  (46,048,180)
                                                                                ---------  ------------

                                                                            $  18,398,562 $  35,071,532
                                                                               ==========    ==========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended              Nine Months Ended           Cumulative
                                              September 30,                  September 30,                from
                                                                                                      May 25, 1989
                                                                                                     (Inception) to
                                                                                                     September 30,
                                          1998            1997            1998            1997            1998
                                      (As Restated)                   (As Restated)                   (As Restated)
REVENUES:
         Research and development        $  150,000      $  200,000       $ 949,915      $  980,150     $ 6,449,178
         Product and service revenue        846,746         155,368       2,353,435       1,231,226       5,310,472
         Interest income                     44,010         294,246         106,457         898,160       3,327,196
         Royalty and other income                 -          18,247               -          33,218         110,321
                                         ----------      ----------       ---------       ---------       ---------


                                          1,040,756         667,861       3,409,807       3,142,754      15,197,167
                                         ----------      ----------       ---------       ---------      ----------


OPERATING EXPENSES:
         Research and development         5,201,246      11,338,913      17,180,927      37,784,718     182,640,742
         General and administrative       1,503,845       3,057,380       5,817,864       9,011,879      53,634,480
         Restructuring charge                     -       3,100,000               -       3,100,000      11,020,000
         Interest                           296,344       1,605,918       2,880,307       3,223,473       9,026,337
                                         ----------      ----------       ---------       ---------     -----------

                                          7,001,435      19,102,211      25,879,098      53,120,070     256,321,559
                                         ----------      ----------       ---------       ---------     -----------

        Loss from operations             (5,960,679)    (18,434,350)    (22,469,291)    (49,977,316)   (241,124,392)


EXTRAORDINARY ITEM:
         Gain on exchange of 9%                   -               -       8,876,685               -       8,876,685
 convertible subordinated notes
                                         ----------      ----------       ---------       ---------     -----------


NET LOSS                                (5,960,679)     (18,434,350)    (13,592,606)    (49,977,316)   (232,247,707)


ACCRETION OF PREFERRED                  (1,026,000)               -     (1,647,000)               -     (1,647,000)
STOCK DIVIDEND
                                         ----------      ----------       ---------       ---------     -----------

NET LOSS APPLICABLE TO COMMON         $ (6,987,179)  $ (18,434,350)  $ (15,239,606)  $ (49,977,316)  $ (233,894,707)
STOCKHOLDERS                          =============  ==============  ==============  ==============  ===============



BASIC AND DILUTED NET LOSS
PER COMMON SHARE
(Note 3):

Loss per share before extrordinary       $   (0.39)       $  (3.65)      $   (2.11)       $  (9.90)
item

Extraordinary item
                                                  -               -            0.83               -
                                         ----------      ----------       ---------       ---------


Net Loss per share
                                             (0.39)          (3.65)          (1.28)          (9.90)



Accretion of preferred stock
dividends                                    (0.07)               -          (0.15)               -
                                         ----------      ----------       ---------       ---------


Net loss per share applicable to
common stockholders                      $   (0.46)      $   (3.65)      $   (1.43)      $   (9.90)
                                         ==========      ==========      ==========      ==========

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE
(Note 3)                                 15,254,825       5,055,513      10,648,116       5,046,806
                                         ==========      ==========      ==========      ==========



       The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Nine Months Ended         Cumulative
                                                              September 30,              from
                                                                                     May 25, 1989
                                                                                    (inception) to
                                                                                    September 30,
                                                           1998           1997           1998
                                                      (As Restated)                 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(13,592,606)  $(49,977,316)  $(232,247,707)
Adjustments to reconcile net loss to net cash used
in operating activities-
         Extraordinary gain on exchange of 9%
          convertible subordinated notes payable        (8,876,685)              -    (8,876,685)
         Depreciation and amortization                   2,419,269       4,081,720     13,605,723
         Loss on disposal of fixed assets                   424,675              -        424,675
         Issuance of common stock for services                    -        146,875        146,875
           rendered
         Compensation on grant of stock options,
           warrants and  restricted stock                   163,044        261,519      8,286,842
         Amortization of discount on convertible
           promissory notes payable                               -              -        690,157
         Amortization of deferred financing costs           240,611        358,904        937,080
         Noncash interest on convertible promissory               -              -        260,799
          notes payable
         Write-down of assets related to                          -        331,000      1,255,000
          restructuring
         Changes in operating assets and liabilitiesB
           Accounts receivable                            (295,966)        276,545      (825,668)
           Prepaid and other current assets                 557,703      (541,718)      (448,122)
           Note receivable from officer                     (8,550)         55,952      (255,800)
           Amounts payable to related parties                     -              -      (200,000)
           Accounts payable and accrued expenses            328,673      3,349,962     19,642,789
           Deferred revenue                                       -       (86,250)              -
                                                       ------------  -------------  -------------


         Net cash used in operating activities         (18,639,832)   (41,742,807)  (197,604,042)
                                                       ------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in short-term investments                       -    (5,113,569)              -
         Purchases of property and equipment, net         (340,507)    (6,645,439)   (29,652,972)
         Proceeds from sale of fixed assets                 460,000              -        460,000
         Investment in real estate partnership                    -              -    (5,450,000)
                                                       ------------  -------------  -------------

         Net cash provided by (used in) investing           119,493   (11,759,008)   (34,642,972)
          activities                                   ------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible            7,999,960              -    104,584,114
           preferred stock
         Proceeds from issuance of common stock
           related to stock options and restricted                -         83,327      1,260,928
           stock grants
         Proceeds from issuance of common stock
           related to stock warrants                              -          9,075      3,185,816
         Net proceeds from issuance of common stock       6,876,676              -     59,232,000
         Repurchase of common stock                               -              -          (263)
         Proceeds from notes payable                              -              -      9,450,000
         Proceeds from issuance of convertible
          promissory notes payable                        4,233,833     50,000,000     63,425,576
         Proceeds from long-term debt                             -              -        662,107
         Payments on long-term debt and capital         (4,236,693)    (1,169,656)    (7,602,573)
          leases
         Proceeds from sale/leaseback                             -      1,165,236      4,001,018
         Decrease (increase)  in restricted cash and      2,327,186      (626,985)    (1,811,945)
          other assets
         (Increase) in deferred financing costs                   -    (2,699,957)    (3,256,939)
                                                       ------------  -------------  -------------

         Net cash provided by financing activities       17,200,962     46,761,040    233,129,839
                                                       ------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,319,377)    (6,740,775)        882,825

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,202,202     12,633,742              -
                                                       ------------  -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $     882,825  $   5,892,967  $     882,825
                                                       ============  =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                       $   1,494,323  $     786,005  $   5,124,773
                                                       ============  =============  =============





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

On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of approximately $26.7 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $5.9 million of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred approximately $1.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar Investments Ltd. ("Pillar"), a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering (the "Offshore Offering") consisted of (i) 9% of gross proceeds of such Offshore Offering and
(ii) a non-accountable expense allowance equal to 4% of gross proceeds of such Offshore Offering. Pillar received approximately $1.6 million and warrants to purchase 1,111,630 shares of common stock at $2.40 per share. In addition, Pillar is entitled to received 300,000 shares of common stock in connection with its efforts in assisting the Company in restructuring its balance sheet. The Company has recorded $600,000 of general and administrative expense in the accompanying statement at operations for the nine months ended September 30, 1998, which represents the value of this common stock on May 5, 1998.

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

In April 1999, the Company restated its September 30, 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and $600,000 of general and administrative expense related to common stock issuable to Pillar (see Note 1). Such restatement resulted in a decrease in the net loss applicable to common stockholders of $620,500 for the three months ended
September 30, 1998 and an increase of $600,000 for the nine months ended September 30, 1998. (See Note 14).

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

(4)      CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents and restricted cash at September 30, 1998 and December 31, 1997 consisted of the following (at amortized cost, which approximates fair market value):


                                                     September 30,       December 31,
                                                          1998               1997

        Cash and cash equivalents
           Cash and money market funds                 $      400,949  $       1,702,272
           Corporate bond                                     481,876             499,930
                                                       --------------  ------------------

                                                       $      882,825  $       2,202,202
                                                       ==============  =================
        Restricted cash - long-term
           Certificates of deposit                     $            -  $     2,016,364
           Savings account                                    659,618          1,034,618
                                                       --------------  -----------------

                                                       $      659,618    $     3,050,982
                                                       ==============  ================


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

  SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:

      Issuance of Series A convertible  preferred stock and attached warrants in exchange for conversion of 9% convertible
      subordinated notes payable and accrued interest                     $51,055,850  $             -        $ 51,055,850

      Accretion of Series A convertible preferred stock dividends         $ 1,026,500  $             -         $ 1,647,000

      Issuance of common stock and attached warrants in exchange for conversion of  convertible subordinated notes payable
                                                                          $ 4,800,000  $             -         $ 4,800,000
      Issuance of common stock in exchange for conversion of
      accounts payable, and other obligations                             $ 5,934,558  $             -         $ 5,934,558




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

(14)    RESTATEMENT OF SEPTEMBER 30, 1998

In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and $600,000 of general and administrative expense related to the issuance of common stock to Pillar (see Note 1). The following table presents the net loss, net loss applicable to common stockholders and net loss per share as originally reported, and as restated.



                                      Three Months Ended                            Nine Months Ended
                                      September 30, 1998                            September 30, 1998

                              As Reported            As Restated            As Reported            As Restated

Net Loss                     $ (5,960,679)          $ (5,960,679)         $ (12,992,606)         $ (13,592,606)

Net Loss applicable to
common stockholders            (7,607,679)            (6,987,179)           (14,639,606)           (15,239,606)

Net Loss per share                $ (0.50)               $ (0.46)               $ (1.37)               $ (1.43)


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

The Company has incurred cumulative losses from inception through September 30, 1998 of approximately $232.2 million. In the second half of 1997, the Company commenced a restructuring program that has significantly reduced the Company's operating expenses and cost requirements in 1998 from 1997 levels. However, the Company expects that its research and development expenses will continue to be significant in the fourth quarter of 1998 and in future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. The Company continues to explore opportunities to reduce operating expenses in an effort to conserve its cash resources. The number of employees has continued to decline through attrition; as of November 10, 1998, the Company had 49 full-time employees.

RESTATEMENT OF SEPTEMBER 30, 1998 FINANCIAL STATEMENTS

In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and the issuance of 300,000 shares of common stock which Pillar is entitled to receive in connection with its efforts in assisting the Company in restructuring its balance sheet (see Notes 1, 2 and 14).

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

The Company had research and development expenses of $5,201,000 and $11,339,000 for the three months ended September 30, 1998 and 1997, respectively, and $17,181,000 and $37,785,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in research and development expenses in 1998 reflects the restructuring program that was commenced during the second half of 1997. The restructuring included the discontinuation of operations at the Company's facilities in Europe, termination of the clinical development of GEM 91 and the reduction or suspension of selected programs unrelated to the Company's core advanced chemistry antisense drug development program, including the termination of its ribozyme program. The restructuring resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses. The Company's facility costs in 1998 were also reduced by the income received from subleasing its underutilized facilities. The Company has now relocated its headquarters to its manufacturing facility, which is located in Milford, Massachusetts.

The Company had general and administrative expenses of $1,504,000 and $3,057,000 for the three months ended September 30, 1998 and 1997, respectively, and $5,818,000 and $9,012,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in general and administrative expenses in 1998 resulted primarily from the Company's restructuring program initiated during the second half of 1997 and its effect on employee-related expenses, consulting and net facilities costs.

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

As a result of the above factors, the Company incurred losses from operations of $5,961,000 and $18,434,000 for the three months ended September 30, 1998 and 1997, respectively, and $22,469,000 and $49,977,000 for the nine months ended September 30, 1998 and 1997, respectively.

The Company had extraordinary income of $8,877,000 for the nine months ended September 30, 1998 resulting from the conversion of the 9% Notes to Series A Convertible Preferred Stock in the second quarter of 1998. See "Item 1 - Financial Statements - Notes to Consolidated Condensed Financial Statements" for a discussion of the Company's extraordinary income. As a result of this transaction, the Company reduced its net loss to $13,593,000 for the nine months ended September 30, 1998.

RESTATEMENT OF SEPTEMBER 30, 1998

In April of 1999, the Company restated its 1998 financial statements to reflect the accretion on the Series A convertible preferred stock and $600,000 of general and administrative expense related to common stock issuable to Pillar. The following table presents the net loss, net loss applicable to common stockholders and net loss per share as originally reported, and as restated.



                                      Three Months Ended                            Nine Months Ended
                                      September 30, 1998                            September 30, 1998

                              As Reported            As Restated            As Reported            As Restated

Net Loss                     $ (5,960,679)          $ (5,960,679)         $ (12,992,606)         $ (13,592,606)

Net Loss applicable to
common stockholders            (7,607,679)            (6,987,179)           (14,639,606)           (15,239,606)

Net Loss per share           $      (0.50)           $     (0.46)          $      (1.37)          $      (1.43)




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

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

   (a)  Exhibits

        27 .1  Financial Data Schedule (EDGAR)

        The following exhibits were previously filed as part of the Form 10-Q for the period ended September 30, 1998.

        99.1 Third Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

        99.2 Fourth Amendment to Loan and Security Agreement between Hybridon, Inc. and Silicon Valley Bank.

   (b) No Reports on Form 8-K were filed during the third quarter ended September 30, 1998.

                                   SIGNATURES

                                     -------


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HYBRIDON, INC.


April 13, 1999                        /s/ E. Andrews Grinstead, III
--------------                        ---------------------------------------
Date                                  E. Andrews Grinstead, III
                                      Chairman, President and Chief Executive
                                      Officer (Principal Executive Officer)


April 13, 1999                        /s/ Robert G. Andersen
--------------                        ---------------------------------------
Date                                  Robert G. Andersen
                                      Treasurer (Principal Accounting and
                                      Financial Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX

                                    ---------


27.1  Financial Data Schedule (EDGAR)