Form 10-K
period 1998-12-31
HYBRIDON INC
filed 1999-04-15
CIK 861838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            For annual and transitional reports pursuant to sections
               13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27352
                                                -------

                                 HYBRIDON, INC.
                     (Exact name of Registrant as specified
                      in its certificate of incorporation)


                      Delaware                               04-3072298
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)

                  155 Fortune Blvd.
               Milford, Massachusetts                           01757
          (Address of principal executive offices)           (Zip Code)

                                        (508) 482-7500
                     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to
Section 12(g) of the Act:                      Common Stock, $.001 par value
                                               -----------------------------
                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $12,146,631 million as of April 13, 1999. For purposes of determining this number, 5,078,083 shares of common stock held by affiliates are excluded.

As of April 13, 1999, the registrant had 15,306,825 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Registrant's Proxy Statement       Items 10, 11, 12 and 13 of
with respect to the Annual Meeting of              Part III.
Stockholders to be held on June 8, 1999.

                                 HYBRIDON, INC.
                                    FORM 10-K
                                      INDEX

PART I
Item  1.   BUSINESS...........................................................2
    HYBRIDON..................................................................2
    TECHNOLOGY OVERVIEW.......................................................2
           Introduction.......................................................2
           Conventional Drugs.................................................3
           Antisense Drugs....................................................4
    HYBRIDON ANTISENSE TECHNOLOGY.............................................4
           Medicinal Chemistries..............................................4
           Manufacturing Technology...........................................5
           Proprietary Analytical Tools.......................................5
           Regulatory Know-How................................................5
    HYBRIDON DRUG DEVELOPMENT AND DISCOVERY PROGRAMS..........................6
           The Drug Development and Approval Process..........................6
           Hybridon Drug Development and Discovery Programs...................7
    CLINICAL PROGRAMS.........................................................8
           Protein Kinase A...................................................8
           HIV-1 and AIDS.....................................................8
           Cytomegalovirus....................................................9
    PRECLINICAL PROGRAMS......................................................10
    HYBRIDON SPINOUTS.........................................................10
           MethylGene, Inc....................................................10
           OriGenix Technologies, Inc.........................................11
    CORPORATE COLLABORATIONS..................................................11
           G.D. Searle & Co...................................................11
           Medtronic, Inc.....................................................13
    THE HYBRIDON SPECIALTY PRODUCTS (HSP) DIVISION............................13
    MARKETING STRATEGY........................................................15
    ACADEMIC AND RESEARCH COLLABORATIONS......................................15
    DRUG DEVELOPMENT SERVICES.................................................16
    PATENTS, TRADE SECRETS AND LICENSES.......................................16
    GOVERNMENT REGULATION.....................................................19
           FDA Approvals......................................................19
           Other Regulation...................................................20
    COMPETITION...............................................................20
    EMPLOYEES.................................................................21

Item 2.    PROPERTIES.........................................................21
Item 3.    LEGAL PROCEEDINGS..................................................22
Item 4.    SUBMISSION OF MATTERS TO A VOTE....................................22
    EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY...............22

PART II.......................................................................26
Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................26
Item 6.    SELECTED FINANCIAL DATA............................................28
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................29
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........45
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................45
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................45

PART III......................................................................46
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................46
Item 11.   EXECUTIVE COMPENSATION.............................................46
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....46
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................46

PART IV.......................................................................47
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORMS 8-K.......................................................47

                           FORWARD-LOOKING STATEMENTS

           The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Hybridon intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Hybridon's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: the obtaining of sufficient financing to maintain Hybridon's planned operations; the timely development, receipt of necessary regulatory approvals and acceptance of new products; the successful application of Hybridon's technology to produce new products; the obtaining of proprietary protection for any such technology and products; the impact of competitive products and pricing and reimbursement policies; the changing of market conditions and the other risks detailed in the Risk Factors section of this Annual Report on Form 10-K and elsewhere herein. The Company does not undertake to update any forward-looking statements.

           See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors" for a discussion of certain risks and uncertainties applicable to the Hybridon and its stockholders, including Hybridon's need for additional funds to sustain its operations in 1999 and thereafter.

                                     PART I

ITEM 1. BUSINESS

HYBRIDON

Hybridon, established in 1989, is a leader in the discovery and development of genetic drugs. These drugs are based on "antisense" technology which uses synthetic RNA and DNA that are designed to treat the underlying cause of disease by stopping or reducing the body's production of proteins that directly or indirectly cause disease. Hybridon also manufactures and sells synthetic RNA and DNA, also called oligonucleotides, to third parties on a contract basis. Hybridon's leadership in the antisense field is based on oligonucleotide technology it owns or exclusively licenses, including (a) new advanced chemistries, (b) sequence selection know-how, (c) drug development know-how, (d) innovations in the manufacturing process, (e) its fully integrated, large scale manufacturing facility and (f) its experience in manufacturing over 300 different compounds with various chemical modifications.


TECHNOLOGY OVERVIEW

Introduction

        The human body contains many organs, such as the heart, liver, brain, etc., that function together to support life. Each organ in turn is made up of many microscopic units called cells. Each cell produces proteins which determine how that cell functions within its organ, and ultimately how well each organ functions within the body. Almost all human diseases result from abnormal protein production or altered performance within individual cells. In some instances, the proteins act directly to cause or support a disease. In other instances, the proteins interfere with other proteins that prevent or combat disease. Traditional drugs are designed to interact with protein molecules that support or cause diseases. Antisense drugs are designed to work at an earlier state to stop the production of disease-causing or disease-supporting proteins.

        The information that controls production of a specific protein is contained in its gene. Each gene is made up of two strands of DNA that pair together to form a structure called a "double helix." Each strand of DNA is a string of individual DNA building blocks, called nucleotides, that are arranged in a specific sequence. One of the strands contains the information that directs the composition of the specific protein, and is called the "coding" strand. The other strand, the "non-coding" strand, contains a sequence of nucleotides that are complementary with nucleotides on the coding strand.

        The complete human genome consists of over 100,000 genes and contains the information required to produce all human proteins. A copy of the complete human genome is present in each cell, and the proteins made by each cell are read from its copy of the genome. Proteins are made from genes in two steps. First, the information contained in the gene is read from the coding strand of DNA into a molecule of messenger RNA. The messenger RNA also consists of a string of nucleotides in a specific sequence. This is called the "sense" sequence. A sequence that is complementary to the sense sequence is called the "antisense" sequence. Second, the cell then produces proteins based on the information that is now recorded in the messenger RNA. The information contained in a single gene is often read into multiple copies of messenger RNA, which in turn causes the cells to produce more copies of the protein.

        A normal cell produces a particular set of normal proteins in the right amount for the body to function properly. In a diseased cell, the wrong or mutant proteins are made, or normal proteins are made in the wrong amount. Mutant proteins occur because the DNA has changed, either through mutation, or by infection with a virus. Infection with a virus can also cause the cell to make proteins that are not coded by the human genome. This misinformation causes the cell to produce proteins that are harmful to the body.

        Antisense technology involves the use of a strand of nucleotides, called an oligonucleotide, which has a specific sequence exactly complementary to that of the messenger RNA read from a specific gene. Because of the complementary nature of its sequence, it binds to and inactivates the messenger RNA, thereby decreasing or eliminating the production of disease associated proteins. Hybridon believes that drugs based on antisense technology may have broader applicability, greater efficacy and fewer side effects than conventional drugs because antisense drugs are designed to intervene in the production of proteins, rather than intervening after the proteins are made, and in a highly specific and more selective fashion.

Conventional Drugs

        Most drugs are chemicals that stimulate or stop the function of a particular molecule, usually a protein, with tolerable side effects. A drug will cause side effects when it interacts with other proteins in addition to the target protein. Therefore, a drug that interacts with as few other proteins as possible causes fewer side effects.

        Conventional drugs are not well tolerated for the treatment of many diseases because of their relatively low level of selectivity, thus producing more side effects. Conventional drugs bind only a few, generally two or three, points of the target molecule. Frequently, sites on other non-target molecules resemble the target binding site enough to permit the conventional drug to bind to some degree to the non-target molecules. This lack of selectivity may result in decreased effectiveness of the drug because of unwanted side effects.

        In addition, the development of conventional drugs is generally time consuming and expensive, as thousands of compounds must be made to find the most effective drug with the fewest side effects.

Antisense Drugs

        In contrast to conventional drugs, antisense drugs regulate the actual production of proteins. Advances in the human genome project, including work conducted by academic institutions, biotechnology companies and pharmaceutical companies, have identified many targets for antisense drugs. Once a gene associated with a disease-associated protein is identified, an antisense oligonucleotide can be designed and its pharmaceutical effects can be improved by chemical modification. Chemically-modified oligonucleotides may be composed of DNA, RNA or a combination of the two.

        Because the sequence of nucleic acid bases of a chemically-modified antisense oligonucleotide is complementary to its target sequence on a messenger RNA, the antisense oligonucleotide forms a large number of bonds at the target site, typically between 40 and 60. Thus, the oligonucleotide will form a strong bond with the messenger RNA read from the selected gene. A few identical messenger RNA molecules may cause the cell to produce many copies of a protein; nonetheless, a few identical chemically-modified antisense oligonucleotides may stop this process. Moreover, an enzyme called RNaseH has been found that can destroy the messenger RNA that binds the oligonucleotide. This occurs without destroying the oligonucleotide itself, thus freeing the oligonucleotide to bind with other identical messenger RNA molecules and cause destruction of these molecules as well. This is called catalytic activity. All of Hybridon's drugs are designed to take advantage of this catalytic activity so that a relatively small number of antisense molecules can effectively inhibit production of disease-associated proteins.


HYBRIDON ANTISENSE TECHNOLOGY

        Hybridon has developed and owns antisense technology that includes important new medicinal chemistries, analytical chemistry and manufacturing technology. The development of Hybridon's antisense chemistry has been directed by Dr. Sudhir Agrawal, Hybridon's Chief Scientific Officer. Hybridon's antisense chemistry builds on the pioneering work in the antisense field begun in the 1970s by Dr. Paul C. Zamecnik, a founder, consultant and director of Hybridon. Currently, Dr. Zamecnik is a Professor Emeritus at Harvard Medical School and has a research affiliation with the Massachusetts General Hospital in Boston.

        Medicinal Chemistries. Hybridon's first antisense drug, GEM 91, which was based on its first-generation phosporothioate chemistry and differed only slightly from native DNA, was more stable than native DNA, but was still able to trigger the action of RNaseH for catalytic activity. However, there were side effects caused by the administration of this modified DNA into the body. In particular, in the last clinical trial of GEM 91 three of the nine patients treated experienced unacceptable decreases in platelet counts thus increasing the possibility of uncontrolled bleeding. As a result, Hybridon discontinued the GEM 91 program. Hybridon has, however, used the information gained from the human clinical trials of GEM 91 to design its more advanced oligonucleotide chemistries.

        Hybridon's scientists have designed and made over twenty families of advanced oligonucleotide chemistries including DNA/RNA combinations, also called hybrid or mixed backbone chemistries. Hybridon believes that antisense compounds based on these advanced chemistries will show favorable pharmaceutical characteristics; thus significantly increasing their potential therapeutic value. These compounds are likely to have the following properties:

                      o      catalytic activity;
                      o      fewer side effects;
                      o more stable in the body enabling a patient to take doses less frequently;
                      o more potent, enabling a patient to be given lower doses and therefore be less expensive than first-generation drug candidates; and
                      o ability to be given to patients different ways (such as by injection, orally, or topically).

        Manufacturing Technology. Hybridon's expertise in the synthesis of chemically modified oligonucleotides has served as the foundation of its manufacturing technology and know-how. Hybridon has developed proprietary technology, including equipment, to increase the purity of its oligonucleotides, improve the efficiency of the production process, increase the scale of production and reduce the cost of drug compounds significantly.

        Proprietary Analytical Tools. Hybridon has established analytical tools and processes that enable it to test the purity of oligonucleotides more quickly and accurately than traditional methods. Hybridon uses the information that it obtains with its tools and processes to improve quality control, to comply with regulatory requirements and to monitor absorption and stability of its drugs in preclinical and clinical trials. Hybridon has the capability to provide or support all required quality control functions.

        Regulatory Know-How. Hybridon personnel also have extensive experience in navigating the regulatory process in a cost-effective manner. Hybridon often assists HSP customers in creating drug/devise master files and writing chemistry and manufacturing control sections for their submissions to the FDA.

HYBRIDON DRUG DEVELOPMENT AND DISCOVERY PROGRAMS

The Drug Development and Approval Process

        The process of taking a compound from the laboratory to human patients is likely to take a number of years. This process is extremely expensive and is rigorously regulated by governmental agencies. In the United States, this process is regulated by the Food and Drug Administration (the "FDA"). The FDA requires that each drug undergo a series of trials and studies (preclinical and clinical) prior to considering its approval for commercial sale. The FDA or the company conducting the trials can discontinue clinical trials at any time if it is felt that the patients are being exposed to an unacceptable health risk or if there is not enough evidence that the drug is effective. The FDA may also require a company to provide additional information or conduct additional tests before a drug proceeds from one phase to the next. If the FDA's concerns are not addressed by additional information or tests, the drug will not be allowed to proceed to the next phase. The regulatory process in other countries is generally similar to the process required by the FDA. The sequential phases of the preclinical and clinical trials and studies are described below.

o Preclinical Studies. Preclinical studies are designed to provide data on the effectiveness and safety of the compound before the compound is administered to humans.

o Investigational New Drug Application ("IND"). If the data from the research and preclinical studies are promising, the company will file an IND with the FDA. The IND contains the results of the preclinical studies and the protocol for the first clinical trial. The IND becomes active in 30 days unless the FDA disapproves it or requires additional information. Once the IND becomes active, the company can begin clinical trials in humans.

o Phase I Clinical Trials. In Phase I trials, the drug is given to a small group of healthy individuals or patients with the disease. These trials are designed to produce data on the drug's safety, the maximum safe dose, how the drug is absorbed, distributed, metabolized and excreted, as a function of time. In some cases, early indications suggesting effectiveness can be found. A very small Phase I study is sometimes called a Pilot Phase I study.

o Phase II Clinical Trials. In Phase II studies, the drug is given to a larger group of patients with the disease to evaluate the drug's effectiveness and side effects at doses that are considered to be appropriate for the larger Phase III trials that follow.

o Phase III Clinical Trials. These studies generally have a large number of patients. The primary purpose of a Phase III study is to confirm the drug's effectiveness and produce additional information on side effects. A Phase III study that provides data critical to support the registration of the drug with the FDA is often called a Pivotal Trial.

o New Drug Application ("NDA"). Once Phase III studies are complete, a company will file a New Drug Application (NDA) with the FDA. The NDA contains all of the information gathered from the Phase I, II and III trials. Based on the NDA, the FDA may approve the drug for commercial sale. Before approving an NDA, the FDA may require additional tests and, in any event, may deny an NDA if the applicable regulatory requirements are not met. Even after approval by the FDA, the company must file additional reports about the drug with the FDA from time to time. Product approvals may be withdrawn by the FDA if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

o Accelerated Approval. Drugs meeting certain criteria are candidates for special consideration during the review and approval process after submission of an NDA. Accelerated review and marketing approval of an NDA is possible for drugs that are intended to treat persons with debilitating and life-threatened illnesses, especially where no satisfactory alternatives are available. The more severe the disease, the more likely the drug will qualify for accelerated approval. If the new drug receives accelerated approval, the company may be required to conduct specific post-marketing studies to obtain additional information about its safety, benefits and optimal use.

Hybridon Drug Development and Discovery Programs

        Hybridon is focusing its drug development and discovery efforts on antisense compounds which incorporate its advanced chemistries for the treatment of diseases in three major therapeutic areas: cancer, disease caused by viruses and diseases of the eye.

        Hybridon believes there are significant additional opportunities for the use of antisense, particularly for the treatment of cancer. Compared to conventional drugs, antisense may provide:

        o      more specific therapy for cancer;
        o more rapid development of drugs targeting newly-discovered cancer-related proteins;
        o fewer toxic side effects, thereby allowing long-term therapy, either alone or in combination with other cancer therapies (such as radiation or chemotherapy); and
        o in the case of combination therapy, additive or synergistic therapeutic effects.

For these reasons, Hybridon is exploring new antisense targets relevant to the treatment of cancer.

        Hybridon plans to seek corporate collaborations for each of its compounds in development. Hybridon intends to proceed with its GEM 231 clinical program for the treatment of cancer through Phase II clinical trials, at which time it may seek a corporate collaborator. Hybridon generally does not anticipate proceeding with any of its other programs described below beyond their current stages of development without a collaborative arrangement with a corporate partner.


CLINICAL PROGRAMS

        Hybridon has conducted clinical studies in the following areas, with those in more advanced stages of development described first.

Protein Kinase A

        Unlike the growth of normal human cells, cancer cells grow in an uncontrolled and harmful manner. The protein molecule protein kinase A (PKA) has been implicated in the formation and growth of various solid tumors, including colon, ovarian, breast and lung. There are two kinds of PKA. Type I is normal in developing fetuses, but its production is abnormal in adults. PKA type II is found in, and is necessary to the health of, normal adults. Certain cancer cells, however, produce PKA type I in adults. Hybridon's cancer drug that targets PKA, GEM 231, is designed to stop the production of the harmful PKA type I without interfering with the production of PKA type II. Current cancer drugs based on conventional mechanisms can only stop production of both types, leading to unacceptable side effects.

        Hybridon has conducted a Phase I clinical study that has evaluated the safety of GEM 231 at multiple doses and found it to be well tolerated. The maximum tolerated dose of GEM 231 was established for both single doses and multiple doses. Even high doses of GEM 231 did not show the side effects normally seen with current cancer treatments. Evaluation of efficacy was not an objective of this trial. In December 1998, Hybridon received approval to start a Phase II Clinical trial of GEM 231 in patients with solid tumors which had not responded to prior therapy. In addition to continuing to evaluate GEM 231 as a single-agent therapy, Hybridon plans to conduct small Phase II studies in at least two types of solid tumors using GEM 231 in combination with radiation or other anti-tumor agents, such as Taxol.

HIV-1 and AIDS

        AIDS is caused by infection with the HIV-1 virus and leads to severe, life-threatening impairment of the immune system. AIDS therapy using a combination of drugs has resulted in decreased rates of death and improvements in the quality of life for patients with AIDS.

However, there are increasing reports that this therapy may be failing to give sustained clinical benefit. Hybridon believes this underscores the need for new AIDS therapies.

        Hybridon has completed a pilot Phase I clinical study in Europe of GEM 92, Hybridon's advanced chemistry compound for the treatment of HIV-1 infection and AIDS. This study was designed to explore the safety and to provide information on the absorption of GEM 92 after oral dosing and injection. All doses given in the pilot study were well tolerated. Further, GEM92 was detected in the blood after both oral dosing and injection, suggesting that it may be possible to develop GEM 92 as an oral drug. Hybridon believes this was the first oral administration of an antisense molecule to humans. In vitro studies have indicated that GEM 92 is additive with a number of marketed compounds. Importantly, both its medicinal approach and genetic target are unique.

Cytomegalovirus

        Cytomegalovirus ("CMV") is present, although inactive, in approximately 60% of the general population in the United States and in up to 90% of the HIV/AIDS population. Because AIDS patients have such severely damaged immune systems, advanced AIDS patients often suffer from active CMV infection. The most frequent active form of CMV infection in AIDS patients is CMV retinitis, which can result in blindness if left untreated. Active CMV infection in AIDS patients has declined in recent years because of the success of the current combination AIDS therapy. CMV infection is also a medical problem in other patients with weak immune systems, such as those who have undergone organ transplants and those undergoing chemotherapy.

        Hybridon has conducted Phase I and early Phase II clinical trials of GEM 132, Hybridon's advanced chemistry antisense oligonucleotide for the treatment of CMV infection. No clinical studies with GEM 132 are currently ongoing and none are currently planned. Hybridon will reevaluate the status of GEM 132 development should the current poor market conditions improve. A competitor of Hybridon has recently received FDA approval to market an antisense therapeutic for the treatment of CMV retinitis. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors --Hybridon Faces Intense Competition, And Hybridon's Products Could Be Rendered Obsolete; Many Of Hybridon's Competitor's Have Greater Resources And Experience Than Hybridon."

PRECLINICAL PROGRAMS

Hybridon has also conducted preclinical studies in the following areas.


-----------------------------------------------------------------------------------------------------------------------
Target                                        Primary Therapeutic                Status
                                              Indication(s)
                                              -------------
-----------------------------------------------------------------------------------------------------------------------

MDM2                                          Cancer                             Research
                                                                                 Compounds/Searle
                                                                                 Collaboration
Vascular Endothelial Growth
Factor                                        Cancer Angiogenesis                Preclinical/Seeking Partner

                                              Retinopathies (e.g.                Preclinical/Seeking Partner
                                              macular degeneration
                                              and diabetic
                                              retinopathy)

                                              Psoriasis                          Preclinical/Seeking Partner

Hepatitis C Virus                             Hepatitis; Liver                   Lead Compounds/Seeking
                                              Cancer                             Partner

-----------------------------------------------------------------------------------------------------------------------



HYBRIDON SPINOUTS

        Hybridon has used multiple strategies to fund uses of its antisense technology that it cannot develop at present without external funding. Hybridon has used one such strategy with MethylGene, Inc. and Origenix Technologies Inc.

MethylGene, Inc.

        In 1996, Hybridon and three Canadian institutional investors formed MethylGene, Inc. Hybridon currently owns approximately 30% of MethylGene. Hybridon has granted exclusive worldwide licenses and sublicenses to MethylGene to develop and market (i) antisense compounds to inhibit the protein DNA methyltransferase for the treatment of any disease, (ii) other methods of inhibiting DNA methyltransferase for the treatment of any disease and (iii) antisense compounds to inhibit up to two additional targets for the treatment of cancers. DNA methyltransferase is a protein that has been shown to be overproduced in some tumors, such as small cell lung cancer, colon cancer and breast cancer. MethylGene is obligated to purchase from Hybridon all formulated oligonucleotides that MethylGene requires at specified prices. Hybridon is also performing drug development and other services for MethylGene.

        The Canadian investors who initially invested in MethylGene have the right to exchange all (but not less than all) of the shares of stock in MethylGene that they initially purchased for shares of Common Stock of Hybridon on the basis of 37.5 MethylGene shares (for which they paid approximately U.S. $56.25) for one share of Hybridon Common Stock (subject to adjustment for stock splits, stock dividends and the like). This option expires no later than 2001.

        MethylGene submitted an IND in the United States and Canada in December 1998 and commenced Phase I clinical trials of its first compound, MG98, for the treatment of cancer in March 1999.

OriGenix Technologies Inc.

        In January 1999, Hybridon and three Canadian institutional investors formed OriGenix to develop and market drugs for the treatment of infectious diseases, with an initial focus on viral diseases. Hybridon owns approximately 49% of OriGenix. If certain conditions are satisfied by OriGenix, the Canadian investors are committed to make an additional investment, at which time Hybridon's ownership interest in OriGenix will be reduced to 40%.

        Hybridon has granted to OriGenix worldwide exclusive licenses and sublicenses to antisense technology developed by Hybridon for the treatment of human papilloma virus and hepatitis B virus infections. Human papilloma viruses ("HPV") cause a variety of warts, including benign genital warts which, if untreated, can lead to cervical cancer. Hepatitis B infections can lead to liver cirrhosis and cancer of the liver. In the future, OriGenix may negotiate with Hybridon for additional targets. In addition, OriGenix is obligated to purchase from Hybridon all bulk oligonucleotides it requires at specified prices. Hybridon anticipates that it will perform drug development and other services for OriGenix.


CORPORATE COLLABORATIONS

        An important part of Hybridon's business strategy is to enter into research and development collaborations, licensing agreements or other strategic alliances with third parties, primarily biotechnology and pharmaceutical corporations, to develop certain products. Hybridon is a party to corporate collaborations with Searle and Medtronic. Hybridon expects to retain the rights to manufacture many of the products it may license pursuant to these collaborations.

G.D. Searle & Co.

        In January 1996, Hybridon and Searle entered into a collaboration for research and development of therapeutic antisense compounds. According to the collaboration agreement as modified in April 1998, targets can be selected from those in the fields of cancer, cardiovascular disease and inflammation/immunomodulation (the "Searle Field").

        Hybridon and Searle are currently conducting research and development relating to compounds targeting MDM2. In this project, Searle is funding certain research and development efforts at Hybridon, and Searle and Hybridon have committed personnel to the collaboration. The initial phase of research and development activities will be conducted through the earlier of (i) the achievement of certain milestones and (ii) January 31, 2000, subject to early termination by Searle. The parties may extend the collaboration by mutual agreement, including agreement on additional research funding to be made by Searle.

        In addition, Searle has the right to designate up to six additional molecular targets in the Searle Field (the "Additional Targets") on terms substantially consistent with the terms applicable to the initial molecular target. Searle may exercise this right for each of the Additional Targets by paying specified cash amounts (beyond specific research payments relating to the particular Additional Target) and purchasing additional Common Stock from Hybridon (at the then fair market value), totaling $10,000,000 per Additional Target. If Searle designates all of the Additional Targets, Searle will pay $24,000,000 in cash and purchase $36,000,000 of equity. If Searle has not designated all of the Additional Targets by the time the initial molecular target reaches a certain stage of preclinical development, Searle will be required to purchase up to an additional $10,000,000 of Common Stock (at the then fair market value) in order to keep its right to designate any of the Additional Targets. This payment will be credited against the equity investment payments made by Searle for any of the Additional Targets designated in the future.

        Searle has exclusive rights to commercialize any products resulting from the collaboration. If Searle elects to commercialize a product, Searle will fund and perform preclinical tests and clinical trials of the product candidate and will be responsible for regulatory approvals for, and marketing of, the product. Hybridon has agreed to perform certain research and development work exclusively with Searle. In addition, for each product candidate, Searle is required to make milestone payments to Hybridon of up to $10,000,000 upon the achievement of development milestones. Hybridon also will be entitled to royalties from net sales of products resulting from the collaboration. As long as Hybridon satisfies stated manufacturing capacities and capabilities, Hybridon will retain manufacturing rights, and Searle will be required to purchase its requirements of products from Hybridon on an exclusive basis at specified prices. Upon a change in control of Hybridon, Searle would have the right to terminate Hybridon's manufacturing rights, although the royalty payable to Hybridon from net sales would be increased in such event.

        If Searle designates all of the Additional Targets or if Hybridon fails to satisfy certain requirements relating to its manufacturing capacities and capabilities, Searle will have the right to require Hybridon to form a joint venture with Searle for the development of products in the Searle Field (other than products relating to molecular targets that have already been designated by Searle) to which Searle will contribute $50,000,000 in cash and certain intellectual property rights. Hybridon will also contribute certain intellectual property and technology and, if the fair market value of such technology is less that $50,000,000, Hybridon will, at its discretion, either contribute the difference in cash or have its share of the first profits of the joint venture reduced by the amount of such difference. Hybridon and Searle would each own 50% of the joint venture, although Searle's ownership interest could increase to 75% if the joint venture is established because of Hybridon's failure to satisfy the requirements relating to its manufacturing capacities and capabilities.

        Under the collaboration Searle also purchased 200,000 shares of Common Stock in Hybridon's initial public offering.

Medtronic, Inc.

        In May 1994, Hybridon and Medtronic entered into a collaboration to test a drug delivery device for the potential use of delivering Hybridon's antisense oligonucleotides for the treatment of Alzheimer's disease. The agreement provides that Hybridon is responsible for the development of, and will hold all rights to, any drug developed in this collaboration, and Medtronic is responsible for the development of, and will hold all rights to, any delivery system developed in this collaboration. By mutual agreement, the parties may extend this collaboration to other neurodegenerative disease targets. Hybridon is not currently conducting any activities under this collaboration.

        As part of the collaboration, Medtronic purchased a total of 131,667 shares of Hybridon's Common Stock.


HYBRIDON SPECIALTY PRODUCTS (HSP)

        In 1996, Hybridon formed HSP to manufacture oligonucleotide compounds both for Hybridon's internal use and for sale to third parties. Hybridon believes the interest in investigating the potential of gene expression modulation technologies will continue, and even increase, as the use of these technologies for the development of new classes of drugs becomes more widely understood. The Company's strategy is to position HSP to take advantage of this potential growth. There can be no assurance that such strategy will be successful or that industry growth will be as anticipated. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- HSP's Results May Be Lower Than Currently Anticipated" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- Hybridon Faces Intense Competition, And Hybridon's Products Could Be Rendered Obsolete; Many Of Hybridon's Competitors Have Greater Resources And Experience Than Hybridon." However, HSP is attempting to minimize this risk by manufacturing oligonucleotides for many applications at different stages of development. HSP currently is manufacturing oligonucleotides for both diagnostic and therapeutic applications. HSP's customers are developing over 20 oligonucleotide drugs.

        HSP manufactures oligonucleotides at its 36,000 square foot leased facility, which Hybridon believes is the only facility capable of manufacturing large commercial-scale oligonucleotides. HSP first began production of oligonucleotide compounds for sale in June 1996 and had revenues of approximately $1.1 million in 1996, $1.9 million in 1997 and $2.8 million in 1998. HSP's principal customers include Genta/JBL Scientific, LaJolla Pharmaceuticals, Inc. and MethylGene, Inc.

        HSP has developed a manufacturing technology platform which combines multiple methods to improve the production process and increase the amount of compounds produced in a single batch. HSP has developed two separate commercial scale synthesizers. One of these machines was developed by Hybridon alone and the other in collaboration with Pharmacia Biotech. Pharmacia has the right to make and sell synthesizers based on the design developed in the collaboration but must also pay Hybridon royalties on sales. Hybridon believes that its synthesizers are the first commercial-scale oligonucleotide synthesizers designed for advanced oligonucleotide chemistries. In addition, HSP has developed purification processes which use water in place of chemical solvents, decreasing environmental impact and permitting purification of large amounts (kilograms) of oligonucleotides. HSP has also developed processes and unique chemicals used in the process, which HSP believes may further lower its production costs.

        In 1996, Hybridon entered into a four-year sales and supply agreement with the Applied Biosystems Division of Perkin-Elmer. Under the agreement, Perkin-Elmer agreed to refer potential customers to HSP, and Hybridon agreed to purchase amidites from Perkin-Elmer for the manufacture of oligonucleotides sold to such customers. Hybridon is also required to pay Perkin-Elmer a percentage of the sales price paid by such customers. In addition, Perkin-Elmer licensed to Hybridon its oligonucleotide synthesis patents.

        HSP is targeting three market areas for oligonucleotides: antisense and non-antisense therapeutics, diagnostics and genetic research. Within each area there is a large number of potential products. HSP is currently manufacturing oligonucleotides for diagnostics, therapeutics and genetic research.

        The production of oligonucleotides is similar in many respects to the chemical synthesis used to produce conventional drugs. However, unlike many conventional drugs, antisense compounds used for different diseases can be made with the same chemical building blocks using the same manufacturing processes and equipment with minimal changes. As a result, the knowledge and experience that HSP obtains manufacturing one oligonucleotide compound can be applied to the manufacture of other oligonucleotide compounds for the treatment of other diseases. This also allows several different compounds to be manufactured in one facility, potentially reducing capital expenditures required in the future and reducing the risks associated with building a plant for a single designated drug compound.

        HSP may need to increase its manufacturing capacity by adding more oligonucleotide synthesizers in order to satisfy future internal and third-party requirements. In addition, in order to successfully commercialize its drugs or achieve satisfactory profit on sales, HSP may be required to reduce its production costs. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- HSP's Results May Be Lower Than Currently Anticipated."

        Hybridon believes that it is currently manufacturing oligonucleotides according to FDA-required Good Manufacturing Practices (GMP). The FDA has not formally inspected Hybridon's facility and procedures and Hybridon may need to improve its procedures in the future as production increases. In 1997, HSP was one of two biotechnology companies chosen to participate in the FDA's Biotechnology PAI Pilot Initiative. This is a pilot program that allows FDA regulatory officials to provide advice on compliance with FDA standards before companies submit drug approval filings.


MARKETING STRATEGY

        Hybridon plans to market the drugs it is developing either directly with its own sales group or through co-marketing, licensing, distribution or other arrangements with pharmaceutical and biotechnology companies. To market products that will serve a large, geographically diverse patient population, Hybridon expects to enter into licensing, distribution or partnering agreements with pharmaceutical and biotechnology companies that have large, established sales organizations. While Hybridon has developed general marketing strategies, it has not begun to implement any of these strategies. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Risk Factors --Hybridon's Lack Of Marketing Experience Could Adversely Affect Its Ability To Commercialize Its Drugs."


ACADEMIC AND RESEARCH COLLABORATIONS

        Hybridon enters into collaborative research agreements for specific disease targets and other research activities in order to supplement its internal research capabilities and to obtain access to the specialized knowledge or expertise. In some cases Hybridon relies primarily upon outside collaborators. Accordingly, termination of a collaborative research agreement could result in the termination of the related research program.

        In general, Hybridon's collaborative research agreements require Hybridon to pay various amounts to support the research. Hybridon usually provides the oligonucleotides, which the collaborator then tests. If the collaborator creates any invention during the course of his or her efforts, solely or jointly with Hybridon, Hybridon generally has an option to negotiate an exclusive, worldwide, royalty-bearing  license  to  the  invention.  Inventions  developed  solely  by
Hybridon's scientists as part of the collaboration generally are owned exclusively by Hybridon. Most of these collaborative agreements are nonexclusive and can be cancelled on short notice.

        Since July 1997, as part of its restructuring, Hybridon has allowed a number of its collaborative research agreements to expire and has terminated certain others, but has maintained those which it believes are appropriate to support its current drug development programs.


DRUG DEVELOPMENT SERVICES

        Hybridon's Drug Development Department has experience in the design and conduct of preclinical studies and has prepared and submitted the reports and other regulatory documents for Hybridon's three advanced chemistry antisense compounds which have entered Phase I studies. This development expertise is also being used through a contract with MethylGene under which Hybridon's Drug Development Department has helped design and monitor the preclinical studies for MethylGene's antisense compound, MG98, leading to MethylGene's submission of an Investigational New Drug ("IND") application in Canada and the United States. MethylGene compensated Hybridon for these services. Hybridon expects to perform similar services for OriGenix.


PATENTS, TRADE SECRETS AND LICENSES

        Proprietary protection for Hybridon's products, processes and know-how is important to Hybridon's business. For that reason, Hybridon prosecutes and aggressively enforces its patents and proprietary technology. Hybridon's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. Hybridon also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

        As of March 1, 1998, Hybridon owned or exclusively licensed 62 issued U.S. patents, 9 issued foreign patents, 7 allowed U.S. patent applications, 2 allowed foreign applications and 63 other U.S. and 99 other non-U.S. patent applications. The patents and applications cover various chemically advanced oligonucleotides, target sequences, specific oligonucleotide products, methods for making and purifying oligonucleotides, analytical methods and methods for antisense treatment of various diseases. The patents expire at various dates ranging from 2006 to 2015.

        Hybridon is the worldwide, exclusive licensee under several U.S. issued or allowed patents and various patent applications owned by University of Massachusetts Medical Center (formerly the Worcester Foundation) ("U. Mass") relating to oligonucleotides and hybrid or mixed backbone chemistries. Many of these patents and patent applications have corresponding applications on file or corresponding patents in other major industrial countries.

        One of the issued U.S. patents (the "HIV Patent") and one of the issued European patents licensed from the U. Mass cover antisense oligonucleotides as new compositions of matter for stopping the replication of HIV. The other issued U.S. patents include claims covering composition and uses of oligonucleotides based on advanced chemistries, methods of oligonucleotide production, compositions of certain modified oligonucleotides that are useful for diagnostic tests or assays and methods of purifying oligonucleotides. The earliest expiration of the patents licensed to Hybridon by U. Mass is 2006, when the HIV Patent expires.

        Hybridon also is the exclusive licensee under various other U.S. and foreign patents and patent applications, including two U.S. patent applications owned by McGill University relating to oligonucleotides and DNA methyltransferase. Hybridon and Massachusetts General Hospital ("MGH") jointly own one issued U.S. patent applicable to Alzheimer's disease. Hybridon holds an exclusive license to MGH's interests under such patent.

        Hybridon is a nonexclusive licensee of certain patents held by the National Institutes of Health ("NIH") relating to oligonucleotide phosphorothioates and a nonexclusive licensee of an NIH patent covering the phosphorothiolation of oligonucleotides. The field of each of these licenses extends to a wide variety of genetic targets.

        The U.S. Patent and Trademark Office (the "PTO") has informed Hybridon that certain patent applications exclusively licensed by Hybridon from U. Mass have been submitted to the Board of Patent Appeals and Interferences to determine whether an interference should be declared with issued U.S. patents held by the NIH relating to oligonucleotide phosphoro-thioates. An interference proceeding is a proceeding in the PTO to determine who is the first to invent a claimed invention, and thus who is entitled to a patent for the invention. McDonnell Boehnen Hulbert & Berghoff, Hybridon's U.S. patent counsel, is of the opinion that the U. Mass patent application has a prima-facie case for priority against the NIH for an invention that includes phosphorothioate-modified oligonucleotides. However, there can be no assurance an interference will be declared, or if declared, as to the outcome thereof. If Hybridon were to lose the interference, its nonexclusive license from the NIH of the NIH phosphorothioate patents would not be affected.

        The PTO has also declared a four-way interference involving two additional U.S. patents relating to Hybridon's chimeric oligonucleotides which Hybridon exclusively licenses from U. Mass. This interference also involves patents owned by or exclusively licensed to Integrated DNA Technologies ("IDT"), Isis Pharmaceuticals, Inc. and Gilead Sciences, Inc.

All parties have agreed to settle the interference, and the settlement agreement has been filed with the PTO for approval. In connection with the settlement, Hybridon has obtained a license to certain patents and patent applications owned by IDT which broadly claim chemical modifications to oligonucleotides. Hybridon has also granted a license to IDT to make, use and sell limited quantities of oligonucleotides which incorporate certain of Hybridon's advanced chemistries.

        Under its licenses, Hybridon is obligated to pay royalties on its net sales of products or processes covered by the licensed technology and in some cases to pay a percentage of any sublicense income that Hybridon may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on Hybridon. Failure of Hybridon to comply with these requirements could result in termination of the license.

        The patent positions of pharmaceutical and biotechnology firms, including Hybridon, are generally uncertain and involve complex legal and factual questions. Consequently, even though Hybridon and its licensors prosecute their patent applications, Hybridon does not know whether any of the applications will issue as patents or, if any patents are issued, whether they will provide adequate proprietary protection. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Hybridon cannot be certain that it, or any licensor of patents to it, was the first creator of inventions claimed by pending patent applications or that Hybridon or any licensor, was the first to file patent applications for such inventions. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- Hybridon May Be Unable To Obtain Or Enforce Patents; Its Patents May Not Provide Adequate Protection."

        Hybridon's competitors and other third parties hold issued patents and pending patent applications relating to antisense and/or particular genetic targets which could require Hybridon to change its products or processes, pay substantial licensing fees or cease certain activities, including an issued patent in Europe covering MDM2 (the "MDM2 Patent"). Hybridon is currently in license negotiations with the holder of the MDM2 Patent. There can be no assurance that Hybridon will be able successfully to obtain any such licenses at a reasonable cost or that licenses to such intellectual property will not be made available to competitors of Hybridon on an exclusive or nonexclusive basis. Failure to obtain such licenses could have a material adverse effect on Hybridon. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- Hybridon May Be Unable To Obtain Or Enforce Patents; Its Patents May Not Provide Adequate Protection." Previously, another European patent had been granted to a third party relating to certain types of stabilized synthetic oligonucleotides for use as therapeutic agents for selectively blocking the translation of a messenger RNA into a targeted protein by binding with a portion of the messenger RNA to which the stabilized synthetic oligonucleotide is substantially complementary. This European patent was revoked in entirety in an opposition proceeding before the European Patent Office in September 1995. The holder of this patent appealed such decision. This appeal was dismissed on February 18, 1999.

        Hybridon requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known by Hybridon to the individual is to be kept confidential, subject to specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual are the exclusive property of Hybridon. There is no assurance, however, that these agreements will provide meaningful protection for Hybridon's trade secrets or adequate remedies in the event of breach of agreement.

        Hybridon engages in collaborations and sponsored research agreements and enters into preclinical and clinical testing agreements with academic and research institutions and U.S. government agencies, such as the NIH, to take advantage of their technical expertise and to gain access to certain technology. Consistent with pharmaceutical industry and academic standards, these agreements may provide that developments and results will be freely published, that information or materials supplied by Hybridon will not be treated as confidential and that Hybridon may be required to negotiate a license to developments and results in order to commercialize products incorporating them. There can be no assurance that Hybridon will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of Hybridon on an exclusive or nonexclusive basis. See "Business -- Academic and Research Collaborations."


GOVERNMENT REGULATION

        Hybridon's research, clinical development and production are regulated for safety, effectiveness and quality by numerous governmental authorities in the United States and other countries. Hybridon believes that it is in material compliance with all applicable federal, state and foreign legal and regulatory requirements. However, it is possible that legal or regulatory requirements may change, which could have a material adverse effect on Hybridon's business or results of operations.

FDA Approvals

        In addition to product approvals by the FDA as described above, Hybridon may be required to obtain a satisfactory inspection by the FDA covering Hybridon's manufacturing facilities before a product manufactured by Hybridon can be marketed in the United States. The FDA will review Hybridon's manufacturing procedures and inspect its facilities and equipment for compliance with GMP and other applicable rules and regulations. Any material change by Hybridon in its manufacturing process, equipment or location would necessitate additional FDA review and approval.

Other Regulation

        In addition to regulations enforced by the FDA, Hybridon also is subject to regulation under the Occupational Safety and Health Act and other present and potential future federal, state or local regulations. In addition, because Hybridon uses hazardous materials, chemicals, viruses and various radioactive compounds, Hybridon's must comply with U.S. Department of Transportation and Environmental Protection Agency requirements and other federal, state and foreign laws and regulations regarding hazardous waste disposal, air emissions and waste-water discharge. Although Hybridon believes that it complies with the standards prescribed by applicable regulations, it cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, Hybridon could be held liable for any damages that result. Any such liability could have a material adverse effect on Hybridon.


COMPETITION

         Hybridon's proposed products will be competing with products developed by third parties for the same diseases. Competition among these products will be affected by, among other things, product efficacy, safety, reliability, availability, price and patent protection. In addition, the speed at which Hybridon can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market will be an important competitive factor. Hybridon's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient funds to sustain it until commercial sales of its drugs occur.

        There are a number of companies, both privately and publicly held, that are conducting research and development activities on technologies and products aimed at therapeutic regulation of gene expression, including antisense drugs. Hybridon believes that the industry-wide interest in these technologies and products will continue and will accelerate. It is possible that Hybridon's competitors will succeed in developing products that are more effective than Hybridon's or which would render Hybridon's technology and products obsolete or noncompetitive. One competitor of Hybridon has recently received FDA approval to market an antisense therapeutic product for the treatment of CMV retinitis. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- Hybridon Faces Intense Competition, And Hybridon's Products Could Be Rendered Obsolete; Many Of Hybridon's Competitors Have Greater Resources And Experience Than Hybridon." Furthermore, because of the fundamental differences between antisense and other technologies, there may be diseases for which such other technologies are superior to antisense.

        Hybridon has many competitors, including, among others, major pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of these competitors have substantially greater financial, technical and human resources than Hybridon. In addition, many of these competitors have significantly greater experience than Hybridon in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, Hybridon's competitors may succeed in obtaining regulatory approvals for products more rapidly than Hybridon. Furthermore, if Hybridon receives approval to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

        HSP also competes against a number of third parties. There is the possibility that Hybridon's customers could begin to produce their drugs internally or could find other sources for their manufacturing needs. Many of these third parties and customers have greater financial, technical and human resources than Hybridon. Key competitive factors will include the price and quality of the products as well as manufacturing capacity and ability to comply with specifications and to fulfill orders on a timely basis. Hybridon may be required to reduce the cost of its product offerings to meet competition. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors -- Hybridon Faces Intense Competition, And Hybridon's Products Could Be Rendered Obsolete; Many Of Hybridon's Competitors Have Greater Resources And Experience Than Hybridon."


EMPLOYEES

        As of March 31, 1999, Hybridon employed 51 individuals full-time, of whom 20 held advanced degrees. Nineteen of these employees are engaged in research and development activities and eight are employed in finance, corporate development and legal and general administrative activities. In addition, twenty-four of these employees are employees of HSP, of whom five are employed in quality control. Many of Hybridon's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of Hybridon's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.


ITEM 2. PROPERTIES

        Hybridon   leases  its  36,000   square   foot   facility   in  Milford,
Massachusetts under a lease which expires in 2004. The term of the lease may be extended at Hybridon's option for two additional five-year terms.

        In addition, Hybridon leases supplemental laboratory space in Cambridge, Massachusetts comprising approximately 26,000 square feet for a term expiring April 30, 2007 at an annual rent of approximately $23 per square foot. Hybridon is currently subleasing approximately 20,000 square feet of this facility to a third party under a sublease expiring September 30, 2000.


ITEM 3. LEGAL PROCEEDINGS

               Hybridon is not a party to any litigation that it believes could have a material adverse effect on Hybridon or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders in the quarter ended December 31, 1998.


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

        The executive officers and significant employees of the Company as of March 31, 1999 are as follows:

EXECUTIVE OFFICERS


        NAME                            AGE        POSITION
        ----                            ---        --------


E. Andrews Grinstead, III.............  53         Chairman of Board of  Directors, President and
                                                   Chief Executive Officer
Sudhir Agrawal, D. Phil...............  45         Senior Vice President of Discovery, Chief
                                                   Scientific Officer and Director







SIGNIFICANT EMPLOYEES

NAME                                    AGE        POSITION
----                                    ---        --------

Robert G. Andersen....................  48         Vice  President of  Operations  and Planning and
                                                   Treasurer
Judith Marquis, Ph.D, D.A, B.T........  52         Vice President of Pre-Clinical Development
R. Russell Martin, M.D. ..............  63         Vice President of Drug Development
Jin-Yan Tang, Ph.D. ..................  55         Vice President of Production
Cheryl M. Northrup....................  42         Vice President and General Counsel


        Mr. Grinstead joined the Company in June 1991 and was appointed Chairman of the Board and Chief Executive Officer in August 1991 and President in January 1993. He has served on the Board of Directors since June 1991. Prior to joining the Company, Mr. Grinstead served as Managing Director and Group Head of the life sciences group at Paine Webber, Incorporated, an investment banking firm, from 1987 to October 1990; Managing Director and Group Head of the life sciences group at Drexel Burnham Lambert, Inc., an investment banking firm, from 1986 to 1987; and Vice President at Kidder, Peabody & Co. Incorporated, an investment banking firm, from 1984 to 1986, where he developed the life sciences corporate finance specialty group. Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly and Company ("Eli Lilly"), an international pharmaceutical company, from 1976 to 1984, most recently as General Manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations and at Lilly Corporate Staff as Administrator, Strategic Planning and Acquisitions. From 1991 until its merger with another company in 1998, Mr. Grinstead served as a director of EcoScience Corporation, a development stage company engaged in the development of biopesticides, and has served since 1991 as a director of Pharmos Corporation, a development stage company engaged in the development of novel pharmaceutical compounds and drug delivery systems. Mr. Grinstead also serves as a director of Meridian Medical Technologies, Inc., a pharmaceutical and medical device company. Mr. Grinstead was appointed to The President's Council of the National Academy of Sciences and the Institute of Medicine in January 1992 and the Board of the Massachusetts Biotech Council in 1997. Since 1994, Mr. Grinstead has served as a member of the Board of Trustees of the Albert B. Sabin Vaccine Foundation, a charitable foundation dedicated to disease prevention. Mr. Grinstead received an A.B. from Harvard College in 1967, a J.D. from the University of Virginia School of Law in 1974 and an M.B.A. from the Harvard Graduate School of Business Administration in 1976.

        Dr. Agrawal joined the Company in February 1990 and served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993 prior to being appointed Chief Scientific Officer in January 1993 and Senior Vice President of Discovery in March 1994. He has served on the Board of

Directors since March 1993. Prior to joining the Company, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation from 1987 through 1991. Dr. Agrawal served as a Research Associate at Research Council Laboratory of Molecular Biology in Cambridge, England, from 1985 to 1986, studying synthetic oligonucleotides. Dr. Agrawal received a B.Sc. in chemistry, botany and zoology in 1973, an M.Sc. in organic chemistry in 1975 and a D. Phil. in chemistry in 1980 from Allahabad University in India.

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

        Dr. Marquis joined the Company in April, 1995, and served as Director of Drug Safety Evaluation until January, 1998 when she was appointed Vice President of Preclinical Development. Prior to joining the Company, Dr. Marquis served as Director of Preclinical Development at Procept, Inc., from 1993 to 1995, and Director of Life Sciences Research at Arthur D. Little, Inc., from 1989 to 1993. Prior to joining the pharmaceutical industry, Dr. Marquis spent 16 years in medical research and education at Tufts University School of Medicine. Dr. Marquis received a B.S. in Biology from Trinity College of Vermont in 1973 and a Ph.D. in physiology and biophysics from the University of Vermont School of Medicine. She is board certified in toxicology and a former president of the American Board of Toxicology.

         Ms. Northrup joined the Company in 1997 and was appointed Vice President and General Counsel in June 1998. Ms. Northrup served as Corporate Counsel to ImmuLogic Pharmaceutical Corporation from 1996 to 1997 and as a Director of the Wallace Law Registry from 1994 to 1996. Ms. Northrup also served as Director of Legal Services of the Boston Five Cents Savings Bank from 1992 until 1994 and as Associate General Counsel to American Finance Group in 1990. Prior to joining American Finance Group, Ms. Northrup was an Associate from 1981 to 1990 and a Partner from 1990 to 1991 of Peabody & Brown, a law firm in Boston, Massachusetts. Ms. Northrup received her A.B. degree from Smith College in 1978 and a J.D. degree from Boston College Law School in 1981.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


(a)     Market Information
        ------------------

        From January 24, 1996 until December 2, 1997, Hybridon's Common Stock was traded on the Nasdaq National Market under the symbol "HYBN." Prior to January 24, 1996, there was no established public trading market for Hybridon's Common Stock.

        On December 2, 1997, Hybridon's Common Stock was delisted from the Nasdaq National Market and began being quoted on the NASD OTC Bulletin Board. Prices reflected on the NASD OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions.

        On December 10, 1997 Hybridon effected a one-for-five reverse stock split of its Common Stock. As a result of the reverse stock split, each five shares of Common Stock was automatically converted into one share of Common Stock, with cash paid in lieu of any fractional shares.

        The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock during each of the quarters set forth below as reported on the Nasdaq National Market and the NASD OTC Bulletin Board since January 24, 1996 and as adjusted to reflect the December 1997 reverse stock split.


                                                   HIGH             LOW
                                                   ----             ---

1996
----

First Quarter (from January 24, 1996)........      $71.250         $43.750
Second Quarter...............................       59.375          25.625
Third Quarter................................       59.375          33.125
Fourth Quarter...............................       43.125          26.250

1997
----

First Quarter................................      $43.125         $28.125
Second Quarter...............................       35.625          25.000
Third Quarter................................       28.125           7.500
Fourth Quarter...............................        4.859           2.609






1998
----

First Quarter................................        3.359           1.000
Second Quarter...............................        2.75            1.609
Third Quarter................................        2.516           1.125
Fourth Quarter...............................        3.25            1.125

1999
----

First Quarter................................       1.953             1.000


        The reported closing bid price of the Common Stock on the NASD OTC Bulletin Board on April 13, 1999 was $1.1875 per share.

(b)     Holders
        -------

        The number of Common Stockholders of record on April 13, 1999 was 351.

(c)     Dividends
        ---------

        The dividend rate of Hybridon's Series A convertible preferred stock (the "Series A Preferred Stock") is 6.5% per annum, payable semi-annually in arrears. These dividends may be paid either in cash or in additional shares of Series A Preferred Stock, at the discretion of Hybridon.

        Hybridon has never declared or paid cash dividends on its capital stock and does not expect to pay any dividends on its Common Stock or any cash dividends on the Series A Preferred Stock in the foreseeable future. The Indenture under which Hybridon issued its 9% Convertible Subordinated Notes (the "9% Notes") on April 2, 1997 limits Hybridon's ability to pay dividends or make other distributions on its Common Stock or to pay cash dividends on the Series A Preferred Stock. As of December 31,1998, $1.3 million in aggregate principal amount of the 9% Notes remained outstanding.

        In addition, Hybridon is currently prohibited from paying cash dividends under a $6,000,000 secured loan, which is owned by affiliates of two members of Hybridon's Board of Directors. See Note 7(b) to the Consolidated Financial Statements.

(d)     Recent Sales of Unregistered Securities
        ---------------------------------------

        During the quarterly period ended December 31, 1998, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by Arthur Andersen LLP, independent public accountants. This financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.



                                                                        Years Ended December 31,
                                                 -----------------------------------------------------------------------
                                                          1994          1995           1996          1997          1998
                                                          ----          ----           ----          ----          ----
                                                                 (In thousands, except per share data)

Statement of Operations Data:
Revenues
     Research and development...................       $ 1,032       $ 1,186        $ 1,419         $ 945       $ 1,100
     Product and service revenue................            --            --          1,080         1,877         3,254
     Royalty income.............................            --            --             62            48            --
     Interest income............................           135           219          1,447         1,079           148
                                                       -------       -------        -------       -------       -------
                                                         1,167         1,405          4,008         3,949         4,502
Operating Expenses
     Research and development...................        20,024        29,685         39,390        46,828        20,977
     General and administrative.................         6,678         6,094         11,347        11,027         6,573
     Interest...................................            69           173            124         4,536         2,932
     Restructuring..............................            --            --             --        11,020            --
                                                       -------       -------        -------       -------       -------

          Total operating expenses..............        26,771        35,952         50,861        73,410        30,482
                                                       -------       -------        -------       -------       -------
Loss from operations............................      (25,604)      (34,547)       (46,853)      (69,461)      (25,980)
Extraordinary item:
     Gain on exchange of 9% convertible                     --            --             --            --         8,877
     subordinated notes payable.................       -------       -------        -------       -------       -------

Net Loss........................................      (25,604)      (34,547)       (46,853)      (69,461)      (17,104)
Accretion of preferred stock dividends..........            --            --             --            --         2,689
                                                       -------       -------        -------       -------       -------
Net loss to common stockholders.................     $(25,604)     $(34,547)      $(46,853)     $(69,461)     $(19,793)
                                                      ========      ========       ========      ========      ========

Basic and Diluted net loss per common share:
     Loss per share before extraordinary item...       $(70.77)      $(94.70)     $ (10.24)     $ (13.76)     $  (2.19)
     Extraordinary Item.........................             -             -             -              -          0.75
                                                       -------       -------        -------       -------       -------
     Net loss per share.........................        (70.77)       (94.70)       (10.24)       (13.76)        (1.44)

     Accretion of preferred stock dividends.....             -             -              -             -         (.23)
                                                       -------       -------        -------       -------       -------
     Net loss per share applicable to common
     shareholders...............................      $ (70.77)     $ (94.70)    $  (10.24)     $ (13.76)     $  (1.67)
                                                      ========      ========     ==========     =========     =========
Shares Used in Computing Basic and Diluted Net
Loss per Common Share...........................          362            365          4,576         5,050        11,859
                                                      ========      ========     ==========     =========     =========

Balance Sheet Data:
Cash, cash equivalents and short-term
investments.....................................        $3,396        $5,284       $ 16,419         2,202         5,608
Working capital (deficit).......................       (1,713)           210          8,891      (24,100)       (5,614)
Total assets....................................        11,989        19,618         41,537        35,072        16,536
Long-term debt, net of current portion..........         1,522         1,145          9,032         3,282         6,473
9% Convertible Subordinated
Notes Payable...................................            --            --             --        50,000         1,306
Accumulated Deficit                                   (67,794)     (102,341)      (149,194)     (218,655)     (238,448)
Total stockholders' equity (deficit)............         4,774        12,447         22,855      (46,048)         2,249


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Hybridon is engaged in the discovery and development of genetic medicines based on antisense technology. Hybridon commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by HSP.

        Hybridon has very limited cash resources and substantial obligations to lenders, its real estate landlords, trade creditors, and others. Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds. If Hybridon is unable to obtain substantial additional new funding by the end of May 1999, it will be required to terminate its operations or seek relief under applicable bankruptcy laws. Hybridon is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing.

        In the Report of Independent Public Accountants set forth in Appendix A attached to this Annual Report on Form 10-K, Arthur Andersen LLP, Hybridon's independent public accountants, states that there is substantial doubt about Hybridon's ability to continue as a going concern.

        Hybridon has incurred cumulative losses from inception through December 31, 1998 of approximately $238.4 million. Hybridon implemented a restructuring plan in the second half of 1997, which significantly reduced Hybridon's operating expenses in 1998 from 1997 levels. However, Hybridon expects that its research and development expenses will be significant in 1999 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds.

        This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Hybridon to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause Hybridon's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Risk Factors."

RESTRUCTURING PLAN

        During the second half of 1997, Hybridon implemented a restructuring plan to reduce expenditures on a phased basis in an effort to conserve its cash resources. As part of this plan, in addition to terminating the development of GEM 91, Hybridon reduced or suspended programs unrelated to its core advanced chemistry antisense drug development programs. In addition, in 1997, Hybridon terminated the employment of a substantial number of employees at its Cambridge and Milford, Massachusetts and Paris, France facilities and substantially reduced operations at its Paris, France office. In December 1999, Hybridon began the final process of terminating all operations in Europe.

        In 1997 Hybridon subleased a portion of each of its facilities in Cambridge, Massachusetts (including a substantial portion of its former headquarters). In June 1998, Hybridon relocated its headquarters from Cambridge, Massachusetts to its facility in Milford, Massachusetts and subsequently sold its interest in Charles River Building Limited Partnership, which owned the former Cambridge headquarters. In connection with this transaction and the termination of the Cambridge lease in 1998, the Company received $6,163,000 in cash, which included the return of a portion of its security deposit for its Cambridge headquarters and the reclassification on the Company's balance sheet of $660,000 from restricted cash to cash and cash equivalents. The Cambridge facility was re-leased in September 1998 to a third party, subject to a sublease to a portion of the premises. As a result of these actions, Hybridon was relieved of its substantial lease obligations for the Cambridge facility, subject to a continuing liability for any defaults which may arise under the sublease.

RESULTS OF OPERATIONS

Years ended December 31, 1996, 1997 and 1998

Revenues

        Hybridon had total revenues of $4.0 million in 1996, $3.9 million in 1997, and $4.5 million in 1998. During 1996, 1997 and 1998, Hybridon received revenues from research and development collaborations of $1.4 million, $0.9 million and $1.1 million, respectively. Research and development collaboration revenues decreased in 1997 from 1996 because of the cancellation by Roche of its collaboration with Hybridon and the resulting elimination of research funding by Roche. Research and development collaboration revenues increased in 1998 from 1997, primarily due to Hybridon receiving certain payments under its license agreement with MethylGene, Inc.

        Product and service revenues were $1.1 million in 1996, $1.9 million in 1997 and $3.3 million in 1998. The increase in revenues in 1997 over those in 1996 resulted from a full year of operations for HSP, which commenced operations in the third quarter of 1996. As of December 31, 1998, HSP had a backlog of $0.9 million. Hybridon anticipates filling this backlog in the first half of 1999. The increase in revenues in 1998 was primarily the result of an expansion by HSP in the customer base and increased sales to certain existing customers, and was also due in part to Hybridon receiving $0.4 million in service revenue from MethylGene.

        Revenues from interest income were $1.4 million in 1996, $1.1 million in 1997 and $0.1 million in 1998. The decrease in interest income in 1997 from 1996, and in 1998 from 1997 was the result of lower cash balances available for investment each year.

Research and Development Expenses

        During 1996, 1997 and 1998, Hybridon expended $39.4 million, $46.8 million and $21.0 million, respectively, on research and development activities.

        The increases in research and development expenses in 1997 from 1996 reflected increasing expenses related primarily to ongoing clinical trials of Hybridon's product candidates, including (a) clinical trials of two different formulations of GEM 132, which were first initiated during the third quarter of 1996 and the first quarter of 1997, (b) clinical trials of GEM 92, which were initiated in the third quarter of 1997 and (c) clinical trials of GEM 91, which were initiated in France in October 1993 and in the U.S. in May 1994, and were terminated in July 1997. Clinical expenses related to GEM 91 decreased significantly during the second half of 1997 after Hybridon terminated development of this compound. Research and development expenses also increased in 1997 over 1996 due to significant increases in preclinical expenses incurred to meet the filing requirements to initiate clinical trials of Hybridon's product candidates in the United States.

        The decrease in research and development expenses in 1998 reflects Hybridon's restructuring that commenced during the second half of 1997. The restructuring included the discontinuation of operations at Hybridon's facilities in Europe, termination of the clinical development of GEM 91 and the reduction or suspension of selected programs unrelated to Hybridon's core advanced chemistry antisense drug development program. The restructuring resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses.

        The facilities expense related to the research and development area increased significantly in 1997 as a result of the relocation of the corporate offices to Cambridge, Massachusetts and decreased significantly in 1998 as a result of the relocation in July 1998 from Cambridge to Milford, Massachusetts. Hybridon's facility costs in 1998 related to research and development were also reduced by the income received from subleasing its underutilized Cambridge facilities.

        Research and development salaries and related costs remained at approximately the same level in 1997 as 1996 because of the costs involved in terminating employees in 1997. Research and development salaries and related costs decreased in 1998 from 1997 due to the substantial reduction in the number of employees engaged in research and development in 1998.

        Patent expenses also remained at approximately the same level in 1998 as 1997 and 1996, as Hybridon continued to limit the scope of patent protection that it sought as part of its effort to conserve its cash resources, while prosecuting and maintaining key patents and patent applications.

General and Administrative Expenses

        Hybridon incurred general and administrative expenses of $11.3 million in 1996, $11.0 million in 1997 and $6.6 million in 1998.

        The decrease in general and administrative expenses in 1998 resulted primarily from Hybridon's restructuring program initiated during the second half of 1997 and its effect on employee-related and consulting expenses and net facilities costs.

        The facilities expense related to the general and administrative area increased significantly in 1997 over 1996 as a result of the relocation of the corporate offices to Cambridge, Massachusetts. However, as a result of the implementation of the restructuring plan in the second half of 1997, such increase was offset by decreases in general and administrative salaries and related costs and in consulting expenses in the second half of 1997, which carried over into 1998. Hybridon's facilities expense related to the general and administrative area decreased significantly in 1998 as a result of its relocation to Milford, Massachusetts. Facility costs in 1998 were also reduced by the income received from subleasing underutilized Cambridge facilities. General and administrative expenses related to business development, public relations and legal expenses decreased in 1998 from 1997, but remained at approximately the same level in 1997 as 1996.

Interest Expense

        Interest expense was $0.1 million in 1996, $4.5 million in 1997 and $2.9 million in 1998. The decrease in interest expense in 1998 is mainly attributable to the exchange of approximately $48.7 million of the 9% Convertible Subordinated Notes ("the 9% Notes"), issued in the second quarter of 1997, for Series A Preferred Stock on May 5, 1998. In addition, the outstanding balance of borrowings to finance the purchase of property and equipment was reduced in May 1998, resulting in a reduction in interest expense.

        The increase in interest expense in 1997 from 1996 reflected an increase in Hybridon's debt outstanding associated with the issuance of the 9% Notes and interest incurred on borrowings to finance the purchase of property and equipment.

Restructuring Charge

        As a part of its restructuring plan, Hybridon recorded an $11.0 million restructuring charge in 1997 to provide for (i) the termination costs of certain research programs and other contracts, (ii) the loss of certain leased facilities (net of sublease income and other contracts), (iii) severance, benefits and related costs for 95 terminated employees and (iv) the write down of assets to net realizable value.

Net Loss

        As a result of the above factors, Hybridon incurred net losses before extraordinary items of $46.9 million in 1996, $69.5 million in 1997 and $26.0 million in 1998. Hybridon had extraordinary income of $8.9 million in 1998 resulting from the exchange of 9% Notes for Series A Preferred Stock in the second quarter of 1998. In accordance with Statement of Financial Accounting ("SFAS") No.15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of approximately $8.9 million related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% Notes tendered for exchange and the fair value of the Series A Preferred Stock issued upon the exchange, as determined by the per share sales price of such stock sold in May 1998 in the private offering described below. As a result of this transaction, Hybridon reduced its net loss before preferred stock dividends to $17.1 million in 1998. Hybridon had an accretion of preferred stock dividends of $2.7 million at December 31, 1998 to reflect the 1998 portion of dividends payable to the holders of Series A Preferred Convertible Stock, resulting in a net loss to common stockholders of $19.8 million for 1998.


LIQUIDITY AND CAPITAL RESOURCES

General

        Since inception, Hybridon has incurred significant losses which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

        During the year ended December 31, 1998, Hybridon utilized approximately $21.5 million to fund operating activities and approximately $472,000 for capital expenditures. The primary use of cash for operating activities was to fund Hybridon's loss before extraordinary items of $26.0 million. Capital expenditures during 1998 included amounts expended for the build-out and equipping of Hybridon's corporate headquarters and primary research and development laboratories in its leased manufacturing facility in Milford, Massachusetts. Hybridon expects to purchase a minimal amount of capital equipment in 1999 as part of its effort to conserve cash resources.

Cash Resources

        Hybridon had cash and cash equivalents of $5.6 million at December 31, 1998. However, since that date, Hybridon has expended the majority of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On March 30, 1999, Hybridon's obligations included $1.3 million principal amount of 9% Notes, a $6.0 million loan with Forum Capital Markets, LLC and others, as described below, $0.5 million of notes payable and approximately $2.4 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis.

        Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds in the immediate future. Hybridon is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing. However, there can be no assurance that Hybridon will obtain any funds or as to the timing thereof. If the Company is unable to obtain substantial additional new funding by the end of May 1999, Hybridon may be required to further curtail significantly one or more of its core drug development programs, obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own or terminate operations or seek relief under applicable bankruptcy laws. It is also possible that Hybridon's creditors may seek to commence involuntary bankruptcy proceedings against the Company.

        Even if Hybridon obtains sufficient cash to fund its operations in 1999, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support its operations beyond 1999. Except for research and development funding from Searle under its collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing (as opposed to sales of DNA products and reagents manufactured and sold by HSP).

        No assurance can be given that additional funds will be available to fund operations for the balance of 1999 or in future years, or, if available, that such funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of any such additional financing may adversely affect the holdings or rights of then existing stockholders.

        Hybridon's future capital requirements will depend on many factors, including continued scientific progress in its research, drug discovery and development programs, the magnitude of these programs, progress with preclinical and clinical trials, sales of DNA products and reagents to third parties by HSP and the margins on such sales, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, Hybridon's
ability  to  establish  and  maintain   collaborative  academic  and  commercial
research, development and marketing relationships, its ability to obtain third-party financing for leasehold improvements and other capital expenditures and the costs of manufacturing scale-up and commercialization activities and arrangements.

1998 FINANCING ACTIVITIES

        On February 6, 1998, Hybridon commenced an offer to the holders of the 9% Notes to exchange the 9% Notes for Series A Preferred Stock and certain warrants of Hybridon. On May 5, 1998, noteholders holding $48.7 million of principal and $2.4 million of accrued interest tendered such principal and accrued interest to Hybridon for 510,505 shares of Series A Preferred Stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share.

        On May 5, 1998, Hybridon completed a private offering of equity securities raising total gross proceeds of approximately $26.7 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A Preferred Stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $5.9 million of accounts payable, capital lease obligations and other obligations into common stock. Hybridon incurred approximately $1.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. In addition, Hybridon is obligated to issue an additional 300,000 shares in connection with this transaction. For more information about this transaction, see Note 15(c) of the Notes to Consolidated Statements.

Credit Facility

        In December 1996, Hybridon entered into a five year $7,500,000 note payable with a bank. The note contained certain financial covenants that required Hybridon to maintain minimum tangible net worth and minimum liquidity and prohibited the payment of dividends. The note was payable in 59 equal installments of $62,500 commencing on February 1, 1997 with a balloon payment of the then remaining outstanding principal balance due on January 1, 2002. Because Hybridon was required to make certain prepayments of principal during 1998, the outstanding principal balance of the loan at November 16, 1998 was approximately $2.8 million. The lender has granted Hybridon a waiver of compliance with the minimum tangible net worth requirement at December 31, 1998 and March 31, 1999 and the minimum liquidity requirement at April 15, 1999.

        Effective November 20, 1998, Forum Capital Markets, LLC ("Forum") and certain investors associated with Pecks Management Partners Ltd. ("Pecks"; Forum and Pecks collectively, the "Lender") purchased the loan from the bank. Forum and Pecks are affiliates of two members of Hybridon's Board of Directors. In connection with this purchase, the Lender lent an additional $3.2 million to Hybridon so as to increase the outstanding principal amount of the note to $6,000,000. In addition, the terms of the note payable were amended as follows:

        (i)    the maturity was extended to November 30, 2003;

       (ii)    the interest rate was decreased to 8%;

      (iii) interest is payable monthly in arrears, with the principal due in full at maturity;

       (iv) the note payable is convertible, at the Lender's option, in whole or in part, into shares of common stock of Hybridon at a conversion price equal to $2.40 a share;

        (v) the threshold of the minimum liquidity covenant was reduced from $4,000,000 to $2,000,000; and

       (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000.

The other terms of the note payable were unchanged.

For further information about this loan, see Note 7 of the Notes to Consolidated Financial Statements.

Facility Leases

        As of December 31, 1998, Hybridon has future operating lease commitments of approximately $7.7 million through 2007 for its existing leases.

Net Operating Loss Carryforwards

        As of December 31, 1998, Hybridon had approximately $220.0 million and $3.9 million of net operating loss and tax credit carryforwards, respectively. The Tax Reform Act of 1986 (the "Tax Act") contains certain provisions that may limit Hybridon's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. Hybridon has completed several financings since the effective date of the Tax Act, which, as of December 31, 1998, have resulted in ownership changes in excess of 50%, as defined under the Tax Act and which will limit Hybridon's ability to utilize its net operating loss carryforwards.

YEAR 2000

        As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. Hybridon's exposure to this year 2000 ("Y2K") problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key suppliers, including utility companies and payroll services.

        Hybridon believes that all of its internal systems will be Y2K compliant by the end of the third quarter of 1999. Hybridon is currently evaluating all of its internal computer systems and microprocessors in light of the Y2K problem. As part of this process, Hybridon has conducted an inventory of its automated instruments and other computerized equipment and is contacting applicable vendors for information regarding Y2K compliance. Hybridon will then upgrade or otherwise modify its internal computer systems and microprocessors, to the extent necessary. Testing of all its internal computer systems and microprocessors was completed in the first quarter of 1999. Hybridon does not expect the cost of bringing all Hybridon's systems and microprocessors into Y2K compliance will be material. Approximately 50% of Hybridon's systems either have been found compliant or have already been brought into compliance.

        Hybridon's Y2K compliance efforts are in addition to other planned information technology ("IT") projects. While these efforts have caused and may continue to cause delays in other IT projects, Hybridon does not expect that any of these delays will have a significant effect on Hybridon's business or that any of Hybridon's other IT projects will be canceled or postponed to pay for the Y2K upgrades.

        With regard to potential supplier Y2K problems, Hybridon has compiled a list of its critical suppliers, and has sent and received back a Y2K questionnaire from each of them in order to permit Hybridon to ascertain the Y2K compliance status of each. Hybridon has not yet uncovered any key supplier Y2K problems that could have a material effect on its business. If through continued monitoring of these suppliers Hybridon becomes aware of any such problems and is not satisfied that those problems are being adequately addressed, it will take appropriate steps to find alternative suppliers.

        It has been acknowledged by governmental authorities that Y2K problems have the potential to disrupt global economies, that no business is immune from the potentially far-reaching effects of Y2K problems, and that it is difficult to predict with certainty what will happen after December 31, 1999. Consequently, it is possible that Y2K problems will have a material effect on Hybridon's business even if Hybridon takes all appropriate measures to ensure that it and its key suppliers are Y2K compliant.

        It is possible that the conclusions reached by Hybridon from its analysis to date will change, which could cause Hybridon's Y2K cost estimates and target completion dates to change.

RISK FACTORS

        The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.


Hybridon May Never Generate Revenues From Sales Of Its Drugs

        Hybridon's business is at an early stage of development, and has not yet generated any revenues from the commercial sale of its drugs. Due to the various risks inherent in its business and described in the following risk factors, Hybridon may never generate revenues from sale of its drugs, and may never become profitable. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Results Of Operations" and " -- Liquidity And Capital Resources."

Hybridon Has A History Of Operating Losses, And Anticipates Future Losses

        Hybridon has never earned a profit and has incurred substantial net operating losses. These losses were caused by lack of revenues from drug sales to offset research and development and administrative costs. Hybridon expects to incur operating losses for at least the next several years, as it plans to spend substantial amounts on research and development, including preclinical studies and clinical trials, and, if it obtains necessary regulatory approvals, on sales and marketing efforts. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Results Of Operations" and " -- Liquidity And Capital Resources."


Hybridon May Determine That One Or More Drugs In Development Are Commercially Impractical And Cannot Be Sold Commercially

        Before a drug is sold commercially, it must go through an expensive and time-consuming testing process. Hybridon's drugs are at various stages in this process, and Hybridon may at any stage determine that one or more of these drugs cannot be successfully developed. A drug may, for instance, be ineffective, have undesirable side effects, or demonstrate other therapeutic characteristics that prevent or limit its commercial use, or may prove too costly to produce in commercial quantities. If Hybridon determines that a drug cannot be successfully developed, Hybridon would not be able to generate revenues from sale of that drug.


Seeking Regulatory Approval Of Drugs Is Time-Consuming And Expensive; Failure To Obtain Approval Of A Drug Would Prevent Hybridon From Selling That Drug; Failure To Comply With Ongoing Regulatory Requirements Could Cause Hybridon To Be Subject To Penalties

        Hybridon is subject to extensive regulation by numerous governmental authorities in the U.S. and abroad. Obtaining regulatory approval of a drug can take several years --exactly how long depends upon the type, complexity, and novelty of the drug -- and is typically very expensive. The regulations that Hybridon must comply with may change, and may even become more burdensome to Hybridon.

        Even if Hybridon is satisfied that a drug is safe and effective, the regulatory authorities may not agree, as data from preclinical studies and clinical trials can generally be interpreted in different ways. Hybridon will need the approval of regulatory agencies in order to sell a drug. If they are unwilling to grant that approval, Hybridon will not be able to generate revenues from sale of that drug.

        Approval of a drug does not end the involvement of regulatory authorities. Hybridon and its approved drugs will be subject to continued review and periodic inspection. Approval of a Hybridon drug may be subject to restrictions that limit how Hybridon may market that drug. Restrictions may be imposed on the price at which Hybridon may sell its drugs. If Hybridon fails to comply with any regulations, it may be subject to fines, suspension of regulatory approvals, drug recalls, and other penalties.


Delays In Patient Enrollment Could Increase The Cost Or Duration Of Hybridon's Clinical Studies

        Clinical trials are very costly and time-consuming. How quickly Hybridon is able to complete a clinical study depends upon several factors, including the size of the patient population, how easily patients can get to the site of the clinical study, and the criteria for determining which patients are eligible to join the study. Delays in patient enrollment could delay completion of a clinical study and increase its costs, and could also delay the commercial sale of the drug that is the subject of the clinical trial.


Hybridon Must Secure Additional Funding To Avoid Terminating Operations Or Filing For Bankruptcy; It May Not Be Able To Secure Sufficient Additional Financing

        Hybridon has very limited cash resources and substantial obligations to lenders, its real estate landlords, trade creditors and others. Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds. If Hybridon is unable to obtain substantial additional new funding by the end of May 1999, it will be forced to terminate its operations or seek relief under applicable bankruptcy laws. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- General" and "-- Cash Resources."

        In their report on Hybridon's December 31, 1998 financial statements, Arthur Andersen LLP, Hybridon's independent public accountants, states that there is substantial doubt about Hybridon's ability to continue as a going concern.

        Hybridon anticipates that, even if it obtains sufficient cash to fund its operations in 1999, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financings, to support Hybridon's operations beyond 1999. If adequate funds are not available, Hybridon may be forced to (1) further curtail significantly one or more of its research, drug recovery or development programs, (2) obtain funds through arrangements with collaborative partners or others that may require Hybridon to relinquish rights to certain of its technologies, drug candidates or drugs, (3) terminate operations, or (4) seek relief under applicable bankruptcy laws.


Additional Financing May Cause Stockholder Dilution

        If Hybridon raises additional funds by issuing equity securities, the ownership interest of existing stockholders will be diluted. In addition, Hybridon may grant future investors rights superior to those of existing stockholders.


If Hybridon Defaults Under Its Loan, It Could Be Forced To Terminate Operations Or File For Bankruptcy

        Hybridon is a party to a substantial loan. The lenders may accelerate the repayment date of the loan in the event of default by Hybridon. If Hybridon does default on the loan, and the lenders accelerate the repayment date, the lenders could foreclose on Hybridon's assets, and this could force Hybridon to terminate operations or seek relief under applicable bankruptcy laws. Hybridon cannot guarantee that it will not default on the loan. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- 1998 Financing Activities."


The "Penny Stock" Rules Will Likely Have An Adverse Effect On Your Liquidity And Hybridon's Ability To Raise Additional Capital

        Since the Common Stock is not listed on a national securities exchange or on a qualified automated quotation system, it is subject to the "penny stock" provisions of Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell such securities. Prior to any transaction covered by this rule, the broker-dealer must receive from the purchaser a written consent to the transaction, and must reasonably determine that transactions in penny stocks are suitable for the purchaser, and that the purchaser is capable of evaluating the risks of transactions in penny stocks. These requirements will likely have an adverse effect on the market liquidity of Hybridon's securities, and therefore on Hybridon's ability to raise funds, the ability of broker-dealers to sell Hybridon's securities, and the ability of purchasers to sell any of their Hybridon securities in the secondary market.


Hybridon May Be Unable To Obtain Or Enforce Patents; Its Patents May Not Provide Adequate Protection

        Hybridon's success will depend to a large extent on its ability to (1) obtain U.S. and foreign patent protection for drug candidates and processes, (2) preserve trade secrets and (3) operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. As a result, Hybridon's ability to obtain and enforce patents that protect its drugs is uncertain and involves complex legal and factual questions.

        To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. Hybridon also cannot be completely sure that the inventors of subject matter covered by its patents and patent applications were the first to invent, or the first to file patent applications for, those inventions. Furthermore, that Hybridon owns or licenses pending or future patent applications does not mean that patents based on those applications will ultimately be issued. Existing or future patents may be challenged, infringed, invalidated, found to be unenforceable, or circumvented by others. Hybridon's rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes. See "Business -- Patents, Trade Secrets and Licenses."


Hybridon  Could  Become  Involved  In   Time-Consuming   And  Expensive   Patent
Litigation; Adverse Decisions In Patent Litigation Could Cause Hybridon To Incur Additional Costs And Experience Delays In Bringing New Drugs To Market

        The pharmaceutical and biotechnology industries have been characterized by time-consuming and extremely expensive litigation regarding patents and other intellectual property rights. Hybridon may be required to commence, or may be made a party to, litigation relating to the scope and validity of its intellectual property rights, or the intellectual property rights of others. Such litigation could result in adverse decisions regarding the patentability of Hybridon's inventions and products, or the enforceability, validity, or scope of protection offered by its patents. Such decisions could make Hybridon liable for substantial money damages or could bar Hybridon from the manufacture, use, or sale of certain products, resulting in additional costs and delays in bringing drugs to market. Hybridon may not have sufficient resources to bring any such proceedings to a successful conclusion.

        Hybridon also may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office (or similar proceedings in foreign countries) and in International Trade Commission proceedings aimed at preventing the importing of drugs that would compete unfairly with Hybridon drugs. Such proceedings could cause Hybridon to incur considerable costs.

Hybridon's Trade Secrets And Other Unpatented Proprietary Information May Become Available To Others

        Trade  secrets and other  unpatented  proprietary  information  plays an important role in Hybridon's business. Hybridon seeks to protect this information, in part by means of confidentiality agreements with its collaborators, employees, and consultants. If any of these agreements is breached, Hybridon may be without adequate remedies. Also, Hybridon's trade secrets may become known or be independently developed by competitors. This could have a material adverse effect on Hybridon's business, and Hybridon may need to engage in costly and time-consuming litigation to protect its proprietary rights.


The Loss Of Key Members Of Management Could Be Damaging

        Hybridon depends on the principal members of its management and scientific staff, including E. Andrews Grinstead III, Hybridon's Chairman of the Board, President and its Chief Executive Officer, and Sudhir Agrawal, Hybridon's Senior Vice President of Discovery and its Chief Scientific Officer. The loss of their services could have a material adverse effect on Hybridon.


Hybridon May Not Be Able To Meet Its Personnel Needs; This Could Result In Delays Or Additional Costs

        From June 30, 1997, to March 31, 1999, the number of employees of Hybridon decreased from 213 to 51. As a result, Hybridon has lost significant expertise, and must recruit and retain new scientific personnel to maintain its current level of operations, while expansion would require a further increase in scientific personnel. In addition, expansion by Hybridon would likely result in the need for additional management personnel. Hybridon may not be able to attract and retain personnel on acceptable terms, given the competition for experienced scientists and management among numerous pharmaceutical, biotechnology and health care companies, universities, and non-profit research institutions. The failure to recruit and retain personnel could result in delays in commercializing drugs, and could cause Hybridon to incur additional costs.


Hybridon Relies On Relationships With Research Institutions And Corporate Partners, And Would Be Harmed By A Lack Of, Or The Termination Of, Such Relationships

        Hybridon's success will depend in part on its continued ability to develop and maintain relationships with independent researchers and leading academic and research institutions. The competition for such relationships is intense, and Hybridon can give no assurances that it will be able to develop and maintain such relationships on acceptable terms. Hybridon has entered into a number of such collaborative relationships relating to specific disease targets and other research activities in order to augment its internal research capabilities and to obtain access to specialized knowledge or expertise. The loss of any of these collaborative relationships could have a material adverse effect on Hybridon's research and development program.

        Similarly, strategic alliances with corporate partners, primarily pharmaceutical and biotechnology companies, may help Hybridon develop and commercialize drugs. Various problems can arise in strategic alliances. A partner responsible for conducting clinical trials and obtaining regulatory approval may fail to develop a marketable drug. A partner may decide to pursue an alternative strategy or alternative partners. A partner that has been granted marketing rights for a certain drug within a geographic area may fail to market the drug successfully. Consequently, Hybridon's current strategic alliance or those it enters into in the future may not be scientifically or commercially successful. Hybridon may not able to negotiate advantageous strategic alliances in the future. The absence of, or failure of, strategic alliances could harm Hybridon's efforts to develop and commercialize its drugs.


HSP's Results May Be Lower Than Currently Anticipated

        Through HSP, Hybridon manufactures oligonucleotide compounds for sale to others. The results of HSP will depend on the demand for and margins on these drugs, which may be lower than Hybridon anticipates. HSP's results will also be affected by the price and availability of raw materials.

Hybridon Faces Intense Competition, And Hybridon's Products Could Be Rendered Obsolete; Many Of Hybridon's Competitors Have Greater Resources And Experience Than Hybridon

        Many companies are attempting to develop drugs similar to those Hybridon proposes to develop. Some of these drugs are in clinical trials, and one has received FDA approval and is being commercialized. In addition, there are other drugs already available for the treatment of many of the diseases that Hybridon's proposed drugs would treat. Any of these drugs may prove more effective than those that Hybridon proposes to develop, and may gain or maintain greater market acceptance.

        Furthermore, biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Hybridon expects that the technologies associated with biotechnology research and development will continue to develop rapidly. Hybridon's future will depend in large part on its ability to compete with these technologies. Any compounds, drugs or processes that Hybridon develops may become obsolete before it recovers expenses incurred in developing those drugs.

        Many of Hybridon's competitors have substantially greater financial, technical, and human resources than Hybridon, and have significantly greater experience than Hybridon in preclinical studies, clinical trials, seeking regulatory approval of new drugs, and manufacturing and marketing new drugs.


Hybridon's Manufacturing Capability May Be Adversely Affected By Problems With Suppliers

        Certain of the raw materials that Hybridon requires to manufacture oligonucleotides are available from only a few suppliers, namely those with access to the appropriate patented technology. The number of suppliers is unlikely to increase in the near future. Hybridon may not be able to secure an adequate supply of these materials at an acceptable price. Also, due to regulatory restrictions or other problems, Hybridon's suppliers may fail to provide materials of acceptable quality.


Hybridon's Lack Of Marketing Experience Could Adversely Affect Its Ability To Commercialize Its Drugs

        Direct marketing of any of its proposed drugs would require a substantial marketing staff and sales force supported by a distribution system. Given that Hybridon currently has little experience in sales, marketing, or distribution, Hybridon might not be able to undertake direct marketing of its drugs in a cost-effective manner. The alternative -- co-marketing or other licensing arrangements -- would allow Hybridon to avoid the significant cost involved in direct marketing, but would require Hybridon to rely on the efforts of others.

Hybridon Could Be Subject To Product Liability Claims For Which It Is Not Fully Insured

        Hybridon risks being the target of product liability claims alleging that its drugs harm subjects or patients. Such claims could be asserted in connection with Hybridon drugs used in clinical trials as well as those sold commercially. Hybridon is covered against such claims by a product liability insurance policy (subject to various deductibles), but such policies are becoming increasingly expensive. Hybridon may not be able to maintain sufficient coverage to protect it from incurring significant losses due to product liability claims.


Hybridon Uses Hazardous Materials, And Could Be Held Liable For Damages In The Event Of Accidental Contamination Or Injury

        Hybridon's activities involve the controlled use of hazardous chemicals, viruses, and radioactive compounds. Although Hybridon believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, Hybridon could be held liable for any damages that result.


Restrictions On Third-Party Reimbursement Could Adversely Affect Hybridon's Ability To Commercialize Its Drugs

        Hybridon's ability to commercialize drugs successfully will depend in part on the extent to which various third parties are willing to reimburse patients for the costs of Hybridon's drugs and related treatments. These third parties include government authorities, private health insurers, and other organizations, such as health maintenance organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for Hybridon's drugs, even if they are safer or more effective than the alternatives. In addition, the trend toward managed healthcare and government insurance programs could result in lower reimbursement and reduced demand for Hybridon's drugs. Cost containment measures instituted by healthcare providers and any general healthcare reform could affect Hybridon's ability to sell drugs and may have a material adverse effect on Hybridon. Hybridon may be forced to reduce its prices; this would in turn adversely affect profitability.

        Hybridon cannot predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation might have on its business. In particular, Hybridon may be forced to reduce its prices; this would in turn adversely affect profitability.


The Market Price Of Hybridon's Securities Is Likely To Be Volatile

        The market price of the securities of biotechnology companies such as Hybridon is highly volatile. The market price of Hybridon's securities could be influenced by the results of preclinical studies and clinical trials by Hybridon or its competitors, fluctuations in

Hybridon's operating results, announcements by Hybridon or its competitors of technological innovations or new commercial therapeutic products, changes in governmental regulation, developments in patent or other proprietary rights of Hybridon or its competitors, public concern as to the safety of drugs developed by Hybridon, and general market conditions.


Hybridon Does Not Anticipate Paying Dividends On Common Stock In The Foreseeable Future

        Hybridon has never paid any cash dividends on the Common Stock and does not anticipate paying any in the foreseeable future. Furthermore, the Indenture pursuant to which the 9% Notes were issued limits Hybridon's ability to pay dividends or make other distributions on the Common Stock, and Hybridon is currently prohibited under the terms of its $6,000,000 secured loan from paying cash dividends. Whether Hybridon is ultimately able to pay cash dividends on the Common Stock depends on Hybridon's future earnings, operating and financial condition, and capital requirements, and on general business conditions.


Hybridon's Ability To Utilize Its Net Operating Losses And Tax Credits Is Likely To Be Severely Restricted

        Hybridon has substantial net operating loss and tax credit carryforwards for federal income tax purposes. These carryforwards will expire beginning on December 31, 2005. The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards following certain ownership changes. The securities offerings conducted by Hybridon will severely restrict Hybridon's ability to utilize its net operating losses and tax credits in any particular year. Additionally, because the U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income and tax liabilities, respectively, Hybridon may never be fully able to use its net operating loss and tax credits for federal income tax purposes.


Hybridon May Be Adversely Affected By Year 2000 Compliance Related Problems

        As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. Hybridon's exposure to this Y2K problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key suppliers, including utility companies and payroll services. While Hybridon believes that all of its internal systems will be Y2K compliant by the end of the third quarter of 1999, and is taking appropriate measures to ensure that its suppliers are Y2K compliant, it is nevertheless possible that Y2K problems will have a material effect on Hybridon's business. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Year 2000."

Stock Ownership By Hybridon's Directors And Officers May Delay Or Prevent A Change Of Control

        Hybridon's directors and executive officers and their affiliates beneficially own a significant percentage of Hybridon's outstanding Common Stock and Convertible Preferred Stock. As a result, these stockholders, if acting together, may have the ability to influence the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control of Hybridon.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

        Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of December 31, 1998, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.


ITEM. 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All financial statements required to be filed hereunder are filed as APPENDIX A hereto, are listed under Item 14(a), and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE COMPANY

        The response to this item is contained in part under the caption "Executive Officers and Significant Employees of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 1999 (the "1999 Proxy Statement"), under the caption "Election of Directors," which section is incorporated herein by this reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

        Officers are elected on an annual basis and serve at the discretion of the Board of Directors.


ITEM 11.       COMPENSATION OF EXECUTIVE OFFICERS

        The response to this item is contained in the 1999 Proxy Statement under the caption "Election of Directors," which section is incorporated herein by this reference. The 1999 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The response to this item is contained in the 1999 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference. The 1999 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is contained in the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions," which section is incorporated herein by this reference. The 1999 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

(a)   (1)   Financial Statements. Reference is made to the Index to Consolidated
            Financial  Statements  under  Item 8 of this  Annual  Report on Form
            10-K.

      (2) The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

      (3) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.


(b) Reports on Form 8-K. During the fourth quarter of 1998, the Company did not file any reports on Forms 8-K.

(c)   Exhibits  required  by Item 601 of  Regulation  S-K with  each  management
      contract,   compensatory   plan  or  arrangement   required  to  be  filed
      identified.


Exhibit No.           Description
-----------           -----------

3.1(1)      Restated Certificate of Incorporation of the Registrant, as amended.

3.2(2)      Amended and Restated By-Laws of the Registrant.

3.3(3)      Form of Certificate of Designation of Series A Preferred Stock.

3.4(3)      Form of Certificate of Designation of Series B Preferred Stock.

4.1(2) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

4.2(4) Indenture dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

4.3(7) Certificate of Designation of Series A Preferred Stock, par value $.01 per share, dated May 5, 1998.

4.4(7)      Class A Warrant Agreement dated May 5, 1998.

4.5(7)      Class B Warrant Agreement dated May 5, 1998.

4.6(7)      Class C Warrant Agreement dated May 5, 1998.

4.7(7)      Class D Warrant Agreement dated May 5, 1998.

+10.1(2)    License  Agreement  dated  February  21,  1990  and  restaged  as of
            September  8,  1993  between  the   Registrant   and  the  Worcester
            Foundation for Biomedical Research, Inc., as amended.

+10.2(2) Patent License Agreement dated September 21, 1995 between the Registrant and National Institutes of Health.

+10.3(2) Patent License Agreement effective as of October 13, 1994 between the Registrant and McGill University.

+10.4(2) License Agreement effective as of October 25, 1995 between the Registrant and the General Hospital Corporation.

+10.5(2)    License   Agreement  dated  as  of  October  30,  1995  between  the
            Registrant and Yoon S. Cho-Chung.

+10.6(2) Collaborative Study Agreement effective as of December 30, 1992 between the Registrant and Medtronic, Inc.

+10.7(2) System Design and Procurement Agreement dated as of December 16, 1994 between the Registrant and Pharmacia Biotech, Inc.

10.8(2) Lease dated March 10, 1994 between the Registrant and Laborer's Pension/Milford Investment Corporation for space located at 155. Fortune Boulevard, Milford, Massachusetts, including Note in the original principal amount of $750,000.

10.9(2) Registration Rights Agreement dated as of February 21, 1990 between the Registrant, the Worcester Foundation for Biomedical Research, Inc. and Paul C. Zamecnik.

10.10(2) Registration Rights Agreement dated as of June 25, 1990 between the Registrant and Nigel L. Webb.

10.11(2) Registration Rights Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

10.12(2) Registration Rights Agreement dated as of February 6, 1992 between the Registrant and Anthony J. Payne.

++10.13(2)  1990 Stock Option Plan, as amended.

++10.14(2)  1995 Stock Option Plan.

++10.15(2)  1995 Director Stock Plan.

++10.16(2)  1995 Employee Stock Purchase Plan.

10.17(2) Form of Warrant originally issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of shares of Series F Convertible Preferred Stock and in consideration of financial advisory service, as amended.

10.18(2) Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1994, as amended.

10.19(2) Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1995.

10.20(2) Form of Warrant issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of Units pursuant to the Series G Agreement.

++10.21(5)  Employment   Agreement  dated  as  of  March  1,  1997  between  the
            Registrant and E. Andrews Grinstead, III.

10.22(2) Indemnification Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

++10.23(6)  Employment  Agreement dated March 1, 1997 between the Registrant and
            Dr. Sudhir Agrawal.

++10.24(2)  Consulting  Agreement  dated as of  February  21,  1990  between the
            Registrant and Dr. Paul C. Zamecnik.

10.25(2) Master Lease Agreement dated as of March 1, 1994 between the Registrant and General Electric Capital Corporation.

+10.26(6)   Research,  Development and License Agreement dated as of January 24,
            1996 between the Registrant and G.D. Searle & Co.

+10.27(6)   Manufacturing  and Supply  Agreement  dated as of January  24,  1996 between the Registrant and G.D. Searle & Co.

10.28(6) Registration Rights Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.

10.29(5) Loan and Security Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

10.30(7) First Amendment to Loan and Security Agreement dated March 30, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.31(8) Second Amendment to Loan and Security Agreement dated May 19, 1998, effective as of April 30, 1998, between Hybridon, Inc. and Silicon Valley Bank.

10.32(9) Third Amendment to Loan and Security Agreement dated September 18, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.33(9) Fourth Amendment to Loan and Security Agreement dated October 30, 1998, effective as of September 29, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.34 Fifth Amendment to Loan and Security Agreement dated December 4, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.35(5) Warrant issued to Silicon Valley Bank to purchase 65,000 shares of Common Stock dated as of December 31, 1996.

10.36(5) Registration Rights Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

+10.37(5)   Supply and Sales Agreement dated as of September 1, 1996 between the
            Registrant and P.E. Applied Biosystems.

10.38(2) Registration Rights Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

10.39(2) Warrant Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

+10.40(6)   Amendment No. 1 to License Agreement, dated as February 21, 1990 and restated as of  September  8, 1993,  by and  between  the  Worcester
            Foundation for Biomedical Research, Inc. and the Registrant, dated as of November 26, 1996.

10.41(10)   Letter  Agreement  dated May 12,  1997  between the  Registrant  and
            Pillar S.A.  amending the Consulting  Agreement dated as of March 1,
            1994 between the Registrant and Pillar S.A.

10.42(10)   Amendment dated July 15, 1997 to the Series G Convertible  Preferred
            Stock and Warrant Purchase Agreement dated as of September 9, 1994 among the Registrant and certain purchasers, as amended.

10.43(1) Consent Agreement dated January 15, 1998 between Silicon Valley Bank and the Registrant relating to the Silicon Agreement.

10.44(11)   Letter  Agreement  between the Registrant and Forum Capital  Markets
            LLC and Pecks Management Partners Ltd. for the purchase of the Loan and Security Agreement with Silicon Valley Bank.

10.45(7)    Financial   Advisory   Agreement   between   Registrant  and  Pillar
            Investments Ltd. dated May 5, 1998.

10.46(7) Placement Agency Agreement between Registrant and Pillar Investments Ltd. dated as of January 15, 1998.

+++10.47 Licensing Agreement dated March 12, 1999 by and between Hybridon, Inc. and Integrated DNA Technologies, Inc.

21.1(2)     Subsidiaries of the Registrant.

23.1        Consent of Arthur Andersen LLP.

23.2        Consent of McDonnell Boehnen Hulbert & Berghoff.

27.1        Financial Data Schedule [EDGAR] - Year Ended December 31, 1998
------------------------------------------------

(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)         Incorporated   by   reference   to  Exhibits  to  the   Registrant's
            Registration Statement on Form S-1 (File No. 33-99024).

(3)         Incorporated  by  reference to Exhibit  9(a)(1) to the  Registrant's
            Schedule 13E-4 dated February 6, 1998.

(4) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 2, 1997.

(5) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(8) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(9) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(10) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(11)        Incorporated   by   reference   to  Exhibits  to  the   Registrant's
            Registration Statement on Form S-1 (File No. 333-69649).

+           Confidential  treatment  granted  as  to  certain  portions,   which
            portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

+++ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 1999.


                                           Hybridon, Inc.

                                           /s/ E. Andrews Grinstead, III
                                           -----------------------------
                                           E. Andrews Grinstead, III
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                        POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Hybridon, Inc., hereby severally constitute and appoint E. Andrews Grinstead, III and Robert G.
Andersen, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Hybridon, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                         Titles                        Date

/s/ E. Andrews Grinstead, III      Chairman, Chief Executive     April 15, 1999
-----------------------------      Officer and Director
E. Andrews Grinstead, III


/s/ Robert G. Andersen             Treasurer (Principal          April 15, 1999
-----------------------------      Financial and Accounting
Robert G. Andersen                 Officer)


                                   Senior Vice President and
-----------------------------      Director
Sudhir Agrawal, D. Phil.


/s/ James B. Wyngaarden
-----------------------------      Director                      April 14, 1999
James B. Wyngaarden, Ph.D.


-----------------------------      Director
Nasser Menhall


/s/ Paul C. Zamecnik               Director                      April 15, 1999
-----------------------------
Paul C. Zamecnik, Ph.D.


/s/ Youssef El-Zein                Director                      April 15, 1999
-----------------------------
Youssef El-Zein

/s/ Arthur W. Berry                Director                      April 15, 1999
-----------------------------
Arthur W. Berry


/s/ Harold L. Purkey               Director                      April 15, 1999
-----------------------------
Harold L. Purkey


/s/ Camille Chebeir                Director                      April 15, 1999
-----------------------------
Camille Chebeir


/s/ H.F. Powell                    Director                      April 15, 1999
-----------------------------
H.F. Powell


/s/ Mohamed El-Khereij             Director                      April 15, 1999
-----------------------------
Mohamed El-Khereij

                                   APPENDIX A





                                      INDEX

                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEETS                                                 F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hybridon, Inc.:

We have audited the accompanying consolidated balance sheets of Hybridon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybridon, Inc. and subsidiaries as of December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred significant losses which it has funded through the issuance of debt and equity securities and through research and development collaborations and licensing agreements. The Company expects such resources to fund operations through May 1999. There is substantial doubt about the Company's ability to continue as a going concern. See Note 1 for management's plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 19, 1999  (except with
respect to the matter disclosed
in Note 7(b) as to which the date
is April 15, 1999)

                                          HYBRIDON, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                        ASSETS

                                                                                                December 31,
                                                                                           1997              1998

CURRENT ASSETS:
     Cash and cash equivalents                                                        $     2,202,202  $     5,607,882
     Accounts receivable                                                                      529,702        1,175,441
     Prepaid expenses and other current assets                                              1,005,825          110,827
                                                                                      ---------------  ---------------

         Total current assets                                                               3,737,729        6,894,150
                                                                                      ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST:
     Leasehold improvements                                                                16,027,734       11,127,035
     Laboratory and other equipment                                                        14,288,083       11,432,435
                                                                                      ---------------  ---------------
                                                                                           30,315,817       22,559,470

     Less-Accumulated depreciation and amortization                                        11,085,013       13,788,979
                                                                                      ---------------  ---------------

                                                                                           19,230,804        8,770,491
                                                                                      ---------------  ---------------
OTHER ASSETS:
     Deferred financing costs and other assets                                              3,354,767          612,374
     Note receivable from officer                                                             247,250          258,650
     Restricted cash                                                                        3,050,982                -
     Investment in real estate partnership                                                  5,450,000                -
                                                                                      ---------------  ---------------
                                                                                           12,102,999          871,024
                                                                                      ---------------  ---------------

                                                                                      $    35,071,532  $    16,535,665
                                                                                      ===============  ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
         Current portion of long-term debt                                            $     7,868,474  $     6,070,951
         Accounts payable                                                                   8,051,817        2,368,163
         Accrued expenses                                                                  11,917,298        4,068,679
                                                                                      ---------------  ---------------

                  Total current liabilities                                                27,837,589       12,507,793
                                                                                      ---------------  ---------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      3,282,123          473,094
                                                                                      ---------------  ---------------

9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                  50,000,000        1,306,000
                                                                                      ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value-
                           Authorized-5,000,000 shares
                  Series A convertible preferred stock-
             Designated-1,500,000 shares
             Issued and outstanding-641,259 shares at December 31, 1998                             -            6,413
                  (Liquidation preference of $65,168,048 at December 31, 1998)
     Common stock, $.001 par value-
         Authorized-100,000,000 shares
         Issued and outstandingC5,059,650 and 15,304,825 shares at December 31,
         1997 and 1998, respectively                                                            5,060           15,305
     Additional paid-in capital                                                           173,695,698      241,632,024
     Accumulated deficit                                                                 (218,655,101)    (238,447,837)
     Deferred compensation                                                                 (1,093,837)        (957,127)
                                                                                      ---------------  ---------------
         Total stockholders' (deficit) equity                                             (46,048,180)       2,248,778
                                                                                      ---------------  ---------------
                                                                                      $    35,071,532  $    16,535,665
                                                                                      ===============  ===============


              The accompanying notes are an integral part of these consolidated financial statements.

                                          HYBRIDON, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Years Ended December 31,
                                                                          1996              1997             1998

REVENUES:
     Product and service                                            $   1,080,175     $   1,876,862    $   3,253,879
     Research and development                                           1,419,389           945,000        1,099,915
     Royalty and other income                                              62,321            48,000                -
     Interest                                                           1,446,762         1,079,122          148,067
                                                                    -------------     -------------    -------------

                                                                        4,008,647         3,948,984        4,501,861
                                                                    -------------     -------------    -------------

OPERATING EXPENSES:
     Research and development                                          39,390,525        46,827,915       20,977,370
     General and administrative                                        11,346,670        11,026,748        6,572,502
     Interest                                                             124,052         4,535,647        2,932,362
     Restructuring                                                              -        11,020,000                -
                                                                    -------------     -------------    -------------
                  Total operating expenses                             50,861,247        73,410,310       30,482,234
                                                                    -------------     -------------    -------------

                  Loss before extraordinary item                      (46,852,600)      (69,461,326)     (25,980,373)

EXTRAORDINARY ITEM:
     Gain on exchange of 9% convertible subordinated                            -                 -        8,876,685
     notes payable                                                  -------------     -------------    -------------

                  Net Loss                                            (46,852,600)      (69,461,326)     (17,103,688)

ACCRETION OF PREFERRED STOCK DIVIDENDS                                          -                 -        2,689,048
                                                                    -------------     -------------    -------------

                  Net loss applicable to common stockholders        $ (46,852,600)    $ (69,461,326)   $ (19,792,736)
                                                                    =============     =============    =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

                  Loss per share before extraordinary item          $      (10.24)    $      (13.76)   $       (2.19)

                  Extraordinary item                                                                            0.75
                                                                                -                 -
                                                                    -------------     -------------    -------------

                  Net loss per share                                       (10.24)           (13.76)           (1.44)

                  Accretion of preferred stock dividends                        -                 -             (.23)
                                                                    -------------     -------------    -------------




                 Net loss per share applicable to common
                 stockholders                                       $      (10.24)    $      (13.76)   $       (1.67)
                                                                    =============     =============    =============


SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE                                   4,575,555         5,049,840       11,859,350
                                                                    =============     =============    =============




              The accompanying notes are an integral part of these consolidated financial statements.

                                     HYBRIDON, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                         Convertible          Series A Convertible           Common Stock
                                                       Preferred Stock           Preferred Stock
                                                   Number of     $.01 Par    Number of     $.01 Par     Number of    $.001 Par
                                                     Shares       Value        Shares       Value        Shares        Value


BALANCE, DECEMBER 31, 1995                           3,196,435   $   31,965            -  $         -       368,733   $      369

Issuance of common stock related to initial
   public offering, net of issuance costs of
   $5,268,756                                                -            -            -            -     1,150,000        1,150
Conversion of convertible preferred stock
   to common stock                                  (3,196,435)     (31,965)           -            -     3,371,330        3,371
Issuance of common stock related to the
   exercise of stock options                                 -            -            -            -        57,740           58
Issuance of common stock related to the
   exercise of warrants                                      -            -            -            -        81,512           81
Deferred compensation related to grants
   of stock options to nonemployees                          -            -            -            -             -            -
Amortization of deferred compensation                        -            -            -            -             -            -
    Net loss                                                 -            -            -            -             -            -
                                                   -----------   ----------  -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 1996                                   -            -            -            -     5,029,315        5,029
Issuance of common stock related to the
    exercise of stock                                        -            -            -            -        25,005           26
Issuance of common stock related to the
    exercise of warrants                                     -            -            -            -           330            -
Issuance of common stock for services
    rendered                                                 -            -            -            -         5,000            5
Deferred compensation related to grants
    of stock options to nonemployees                         -            -            -            -             -            -
Amortization of deferred compensation                        -            -            -            -             -            -
    Net loss                                                 -            -            -            -             -            -
                                                   -----------   ----------  -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 1997                                   -            -            -            -     5,059,650        5,060


                                                     Additional   Accumulated       Deferred         Total
                                                      Paid-in       Deficit       Compensation    Stockholders'
                                                      Capital                                    Equity (Deficit)

BALANCE, DECEMBER 31, 1995                          $114,755,394  $(102,341,175)  $        -      $ 12,446,553

Issuance of common stock related to initial
   public offering, net of issuance costs of
   $5,268,756                                         52,230,094              -            -        52,231,244
Conversion of convertible preferred stock
   to common stock                                        28,594              -            -                 -
Issuance of common stock related to the
   exercise of stock options                           1,089,618              -            -         1,089,676
Issuance of common stock related to the
   exercise of warrants                                3,176,660              -            -         3,176,741
Deferred compensation related to grants
   of stock options to nonemployees                    1,967,116              -   (1,967,116)                -
Amortization of deferred compensation                          -              -      763,190           763,190
    Net loss                                                   -    (46,852,600)           -       (46,852,600)
                                                    ------------  -------------  -----------      ------------
BALANCE, DECEMBER 31, 1996                           173,247,476   (149,193,775)  (1,203,926)       22,854,804
Issuance of common stock related to the
    exercise of stock                                     86,300              -            -            86,326
Issuance of common stock related to the
    exercise of warrants                                   9,075              -            -             9,075
Issuance of common stock for services
    rendered                                             146,869              -            -           146,874
Deferred compensation related to grants
    of stock options to nonemployees                     205,978              -     (205,978)                -
Amortization of deferred compensation                          -              -      316,067           316,067
    Net loss                                                   -    (69,461,326)           -       (69,461,326)
                                                    ------------  -------------  -----------      ------------
BALANCE, DECEMBER 31, 1997                           173,695,698   (218,655,101)  (1,093,837)      (46,048,180)


                                      HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              (Continued)


                                                              Convertible          Series A Convertible           Common Stock
                                                            Preferred Stock           Preferred Stock
                                                        Number of     $.01 Par    Number of     $.01 Par     Number of    $.001 Par
                                                          Shares       Value        Shares       Value        Shares        Value


   Issuance of Series A convertible preferred stock
     and attached warrants in exchange for
     conversion of 9% convertible                            --           --      510,504        5,105         --           --
     subordinated notes payable and accrued interest
   Issuance of common stock and attached
     warrants in exchange for conversion of                  --           --         --           --      3,217,154        3,217
     accounts payable and other obligations
   Issuance of Series A convertible preferred stock          --           --      114,285        1,143         --           --
Issuance of Common Stock to Placement Agent                  --           --         --           --        597,699          598
   Issuance of common stock and attached
     warrants in  exchange for conversion                    --           --         --           --      3,157,322        3,157
     of convertible notes payable, net of
     issuance costs of $566,167
   Issuance of common stock and attached
     warrants, net of issuance  costs of                     --           --         --           --      3,223,000        3,223
     $1,069,970
   Issuance of common stock for services                     --           --         --           --         50,000           50
     rendered
   Deferred compensation related to grants
     of stock options to nonemployees,                       --           --         --           --           --           --
     net of terminations
   Issuance of warrants in connection with                   --           --         --           --           --           --
     notes payable
   Accretion and issuance of Series A
     convertible preferred                                   --           --       16,470          165         --           --
         stock dividends
   Amortization of deferred compensation                     --           --         --           --           --           --
   Net loss                                                  --           --         --           --           --           --
                                                        -------     --------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1998                                   --     $     --      641,259   $    6,413   15,304,825   $   15,305
                                                        =======     ========   ==========   ==========   ==========   ==========



                                                                    Additional        Accumulated      Deferred          Total
                                                                 Paid-in Capital         Deficit      Compensation    Stockholders'
                                                                                                                          Equity
                                                                                                                        (Deficit)

   Issuance of Series A convertible preferred stock
     and attached warrants in exchange for
     conversion of 9% convertible                                   39,924,887             --                --          39,929,992
     subordinated notes payable and accrued interest
   Issuance of common stock and attached
     warrants in exchange for conversion of                          5,931,341             --                --           5,934,558
     accounts payable and other obligations
   Issuance of Series A convertible preferred stock                  7,998,817             --                --           7,999,960
Issuance of Common Stock to Placement Agent                          1,194,800             --                --           1,195,398
   Issuance of common stock and attached
     warrants in  exchange for conversion                            4,230,676             --                --           4,233,833
     of convertible notes payable, net of
     issuance costs of $566,167
   Issuance of common stock and attached
     warrants, net of issuance  costs of                             6,873,453             --                --           6,876,676
     $1,069,970
   Issuance of common stock for services                                93,700             --                --              93,750
     rendered
   Deferred compensation related to grants
     of stock options to nonemployees,                                 109,734             --            (109,734)             --
     net of terminations
   Issuance of warrants in connection with                              85,433             --                --              85,433
     notes payable
   Accretion and issuance of Series A
     convertible preferred                                           2,688,883       (2,689,048)             --                --
         stock dividends
   Amortization of deferred compensation                                  --               --             246,444           246,444
   Net loss                                                               --        (17,103,688)             --         (17,103,688)
                                                                 -------------    -------------     -------------     -------------
BALANCE, DECEMBER 31, 1998                                       $ 241,632,024    $(238,447,837)    $    (957,127)    $   2,248,778
                                                                 =============    =============     =============     =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                          HYBRIDON, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                    1996                1997               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(46,852,600)      $(69,461,326)      $(17,103,688)
    Adjustments to reconcile net loss to net cash used in
  operating activitiesB
       Extraordinary gain on exchange of 9% convertible                                  --                 --           (8,876,685)
  subordinated notes payable
       Depreciation and amortization                                                2,393,751          4,488,719          4,057,286
       Issuance of common stock for services rendered                                    --              146,874             93,750
       Amortization of deferred compensation                                          763,190            316,067            246,444
       Amortization of deferred financing costs                                          --              479,737            160,813
       Noncash portion of restructuring charge                                           --            1,255,000               --
       Changes in assets and liabilitiesB
          Accounts receivable                                                        (573,896)            44,194           (645,739)
          Prepaid expenses and other current assets                                  (593,797)           539,499            894,998
          Note receivable from officer                                                 (9,845)            70,728            (11,400)
          Accounts payable                                                          2,010,981          3,987,398         (3,059,002)
          Accrued expenses                                                            736,141          7,071,532          1,565,806
          Deferred revenue                                                               --              (86,250)              --
          Amounts payable to related parties                                          (12,500)              --
                                                                                 ------------       ------------       ------------
             Net cash used in operating activities                                (42,138,575)       (51,147,828)       (22,677,417)
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments                                  (3,785,146)         3,785,146               --
    Purchases of property and equipment                                            (8,902,989)        (7,509,755)          (471,949)
    Proceeds from sale of property and equipment                                         --                 --              714,400
    (Investment in) sale of real estate partnership                                (3,751,552)         5,450,000
                                                                                 ------------       ------------       ------------
             Net cash (used in) provided by investing activities                  (16,439,687)        (3,724,609)         5,692,451
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Series A convertible preferred stock                       --                 --            7,999,960
    Proceeds from issuance of common stock related to stock                         1,089,676             86,326               --
    options and restricted stock grants
    Net proceeds from issuance of common stock                                     52,231,244               --            6,876,676
    Proceeds from notes payable                                                     7,500,000               --            6,000,000
    Proceeds from issuance of convertible promissory notes payable                       --           50,000,000          4,233,833
    Proceeds from issuance of common stock related to stock                         3,176,741              9,075               --
    warrants
    Proceeds from sale/leaseback of fixed assets                                    1,722,333          1,205,502               --
    Payments on long-term debt                                                       (446,163)        (1,564,268)        (7,296,646)
    Decrease (increase) in deferred financing costs                                   251,921         (2,820,790)          (400,000)
    Decrease (increase) in restricted cash and other assets                           401,990         (2,474,948)         2,976,823
                                                                                 ------------       ------------       ------------
             Net cash provided by financing activities                             65,927,742         44,440,897         20,390,646
                                                                                 ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                7,349,480        (10,431,540)         3,405,680
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        5,284,262         12,633,742          2,202,202
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 12,633,742       $  2,202,202       $  5,607,882
                                                                                 ============       ============       ============



   The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998





(1)   ORGANIZATION

      Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

      Since inception, the Company has devoted substantially all of its efforts toward product research and development, its custom contract manufacturing business (Hybridon Specialty Products or HSP) and raising capital. Management anticipates that substantially all future revenues will be derived from the sale of proprietary biopharmaceutical products under development or to be developed in the future, and custom contract manufacturing of synthetic DNA products and reagent products (by HSP), as well as from research and development revenues and fees and royalties derived from licensing of the Company's technology. Accordingly, although the Company has begun to generate revenues from its custom contract manufacturing business, the Company is dependent on the proceeds from possible future sales of debt and equity securities and research and development collaborations in order to fund future operations. There is substantial doubt concerning its ability to continue as a going concern. As of December 31, 1998, the Company had cash and cash equivalents of approximately $5.6 million. The Company expects such resources to fund operations through May 1999. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Comapny is curently seeking debt or equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing. If the Company is unable to obtain this sufficient amount of additional funding in May 1999, it will be forced to terminate its operations or seek relief under applicable bankruptcy law by the end of May 1999.


      On December 3, 1997, the Company was delisted from the Nasdaq Stock Market, Inc. (NASDAQ) because the Company was not in compliance with the continued listing requirements of the NASDAQ National Market. The Company is currently trading on the NASD OTC as a result of the delisting.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Management Estimates and Uncertainties

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

           The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty with clinical trials, uncertainty of additional funding and history of operating losses.

                                HYBRIDON, INC. AND SUBSIDIARIES



                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       DECEMBER 31, 1998



                                          (Continued)



      (b)  Principles of Consolidation

           The accompanying consolidated financial statements include the results of the Company and its subsidiaries, Hybridon S.A. (Europe), a French corporation, and Hybridon Canada, Inc. (an inactive majority-owned subsidiary). The consolidated financial statements also reflect the Company's 30% interest in MethylGene, Inc. (MethylGene), a Canadian corporation which is accounted for under the equity method (see Note 14). All material intercompany balances and transactions have been eliminated in consolidation.

      (c)  Cash Equivalents

           The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents and restricted cash at December 31, 1997 and 1998 consisted of the following (at amortized cost, which approximates fair market value):


                                                                             1997             1998

                Cash and cash equivalents-
                              Cash and money market funds                 $1,702,272       $3,865,365
                              Corporate bond                                 499,930        1,742,517
                                                                          ----------       ----------
                              Total cash and cash equivalents             $2,202,202       $5,607,882
                                                                          ==========       ==========

                Restricted cash-
                              Note payable to bank (Note 7(a))            $1,758,542       $        -
                              Foreign bank account (Note 6)                1,034,618                -
                              Capital lease obligations (Note 7(d))          257,822                -
                                                                          ----------       ----------
                                                                          $3,050,982       $        -
                                                                          ==========       ==========


      (d)  Depreciation and Amortization

           Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                   Asset Classification           Estimated
                                                 Useful Life

             Leasehold improvements             Life of lease
             Laboratory equipment and other       3-5 years

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      (e)  Accrued Expenses

           At December 31, 1997 and 1998, accrued expenses consist of the following:


                                                                          1997             1998

                Restructuring (Note 3)                                $8,316,148         $469,485
                Interest                                               1,125,000           29,385
                Payroll and related costs                                742,452        1,151,742
                Outside research and clinical costs                    1,231,818          797,593
                Professional fees                                        150,000          149,957
                Contingent stock (Notes 7(b) and 15(c))                        -        1,000,000
                Other                                                    351,880          470,517
                                                                     -----------       ----------
                                                                     $11,917,298       $4,068,679
                                                                     ===========       ==========


      (f)  Reclassifications

           Certain   amounts  in  the  prior  periods   consolidated   financial
           statements have been reclassified to conform with the current period's presentation.

      (g)  Revenue Recognition

           The Company has recorded revenue under the consulting and research agreements discussed in Notes 8, 9 and 14. Revenue is recognized as earned on a straight-line basis over the term of the agreement, which approximates when work is performed and costs are incurred. Revenues from product and service sales are recognized when the products are shipped or the services are performed. Product revenue during 1997 and 1998 represents revenues from the sale of oligonucleotides manufactured on a custom contract basis by HSP.

      (h)  Research and Development Expenses

           The Company charges research and development expenses to operations as incurred.

      (i)  Patent Costs

           The Company charges patent expenses to operations as incurred.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      (j)  Comprehensive Loss

           The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

      (k)  Net Loss per Common Share

           The Company applies SFAS No 128, Earnings per Share. Under SFAS No. 128, basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities which consist of stock options, warrants and convertible preferred stock (on an as-converted basis) that are not included in diluted net loss per common share were 2,595,496, 2,404,561 and 27,774,883 for
           1996, 1997, and 1998, respectively.

      (l)  Segment Reporting

           The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

(3)   RESTRUCTURING

      Beginning in July 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis in an effort to conserve its cash resources. As part of this restructuring plan, in addition to terminating the clinical development of GEM 91, the Company's first generation antisense drug for the treatment of AIDS and HIV infection, the Company reduced or suspended programs unrelated to its core advanced chemistry antisense drug research and development programs. In connection with the reduction in programs, the Company has accrued termination fees related to research contracts and has written off assets related to programs that have been suspended or canceled. As part of the restructuring, all outside testing, public relations, travel and entertainment and consulting arrangements were reviewed and where appropriate the terms were renegotiated, contracts cancelled or the terms were significantly reduced. As a result of the implementation of these changes, the Company terminated the employment of 84 employees at its

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      Cambridge and Milford, Massachusetts, facilities in 1997 and closed its operations in Paris, France, and terminated 11 employees at that location.

      In connection with the restructuring, the Company entered into different subleasing arrangements. During 1997, the Company subleased a portion of each of its facilities in Cambridge, Massachusetts (including a substantial portion of its former headquarters located at 620 Memorial
      Drive (the Cambridge Headquarters). The Company incurred expenses relating to these subleases for broker fees and renovation expenses incurred in preparing the Cambridge Headquarters space for the new tenant. In addition, the Company accrued the estimated lease loss of subleasing the Cambridge Headquarters which were vacated during 1998. The Company also subleased its office in Paris, France, and accrued the estimated lease loss.

      The following are the significant components of the $11,020,000 charge for restructuring (in thousands):

                                                                                                    To be Paid
                                                                                                      as of
                                            Restructuring       Non-Cash         Cash              December 31,
                                               Charge           Portion        Disbursed               1998
                                               ------           -------        ---------               ----

Estimated loss on facility leases             $ 6,372           $ 5,976           $   356           $    40
Employee severance, benefits and                2,738                --             2,548               190
  related costs
Write-down of assets to net realizable            946               946                --                --
 value
Termination costs of certain                      964               672                53               239
  research programs                           -------           -------           -------           -------

                                              $11,020           $ 7,594           $ 2,957           $   469
                                              =======           =======           =======           =======


      The Company disbursed cash totaling approximately $1,453,000 and $1,504,000 in 1997 and 1998, respectively, with respect to the restructuring. The remaining accrued amount of approximately $469,000 will be paid during 1999.

(4)   INVESTMENT IN REAL ESTATE PARTNERSHIP

      Under the terms of the lease for the Cambridge Headquarters (the Cambridge Lease), the Company accounted for $5,450,000 of its payments for a portion of the costs of construction of the leased premises as contributions to the capital of the Cambridge landlord in exchange for a limited partnership interest in the Cambridge landlord (the Partnership Interest). Under the terms of the Partnership Interest, the Company exercised its right to sell back the Partnership Interest and received payment of the $5,450,000 in 1998.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



(5)   NOTE RECEIVABLE FROM OFFICER

      At December 31, 1997 and 1998 the Company has a note receivable from officer, including accrued interest, of $247,250 and $258,650, respectively. The note has an interest rate of 6.0% per annum and matures in April 2001.

(6)   RESTRICTED CASH - BVH

      In November 1997, the Company was notified by Bank Fur Vermogensanlagen Und Handel AG (BVH) that the Federal Banking Supervisory Office in Germany had imposed a moratorium on BVH and had closed BVH for business. Accordingly, the Company classified its deposit with BVH as restricted cash. The Company sold the deposit to the Cambridge Landlord, an affiliate of certain directors of the Company, and recovered the full amount in 1998.

(7)   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Future minimum principal payments due under various notes payable, excluding the 9% convertible subordinated notes (the 9% Notes) due April 1, 2004, are as follows at December 31, 1998:

          December 31,                                        Amount
          ------------                                        ------

          1999                                            $     6,070,951
          2000                                                     80,746
          2001                                                     91,892
          2002                                                    104,576
          2003                                                    119,010
          Thereafter                                               76,870
                                                          ---------------

                 Total long-term debt obligations               6,544,045

          Less--Current portion                                 6,070,951
                                                          ---------------
                                                          $       473,094
                                                          ===============

      (a)  Note Payable to a Bank

      In December 1996, the Company entered into a five-year $7,500,000 note payable to a bank. In November 1998, the outstanding balance of approximately $2,895,000 was purchased from the bank by Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (Pecks) (collectively, the Lenders), which are affiliates of two members of the Company's Board of Directors.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      (b)  Note Payable to Lenders

      In connection with the purchase by the Lenders of the note payable to the bank, the Lenders lent an additional $3,200,000 so as to increase the outstanding principal amount of the note to $6,000,000. The terms of the note payable were amended as follows: (i) the maturity was extended to November 30, 2003; (ii) the interest rate was decreased to 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at the Lenders' option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share; (v) the note includes a minimum liquidity, as defined covenant of $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. On March 30, 1999, the Company received a waiver for noncompliance with the minimum tangible net worth covenant effective as of December 31, 1998 and March 31, 1999. On April 15, 1999, the Company also received a waiver for noncompliance with the minimun liquidity covenant effective as of April 15, 1999. The Company has classified the outstanding balance of $6,000,000 at December 31, 1998 as a current liability in the accompanying consolidated balance sheet as it does not currently have the financing to remain in compliance with the financial covenants. In connection with the purchase of the note payable, Forum is entitled to receive $400,000 as a fee, which Forum has agreed to reinvest by purchasing common stock or preferred stock, both with attached warrants. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note and an accrued expense for the issuance of common stock or preferred stock, both with attached warrants, which will occur in 1999. In addition, Forum is entitled to receive warrants to purchase $400,000 of shares of common stock of the Company at the per share valuation of the next financing, or $3.00 per share if the financing is not completed by May 1, 1999. The Company determined the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

      (c)  Note Payable to Landlord

      In December 1994, the Company issued a $750,000 promissory note to its landlord to fund specific construction costs associated with the development of its manufacturing plant in Milford, Massachusetts. The promissory note bears interest at 13% per annum and is to be paid in equal monthly installments of principal and interest over the remainder of the 10-year lease term.

      (d)  Capital Lease Obligations

      The Company had entered into various capital leases for equipment. During 1998, the Company settled its capital lease obligations in full through the issuance of common stock and warrants (see Note 15 (c)).

      (e)  9% Convertible Subordinated Notes Payable

      On April 2, 1997, the Company issued $50,000,000 of the 9% Notes. Under the terms of the 9% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000,

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      the noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625, subject to adjustment under certain circumstances, as defined.

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

      On February 6, 1998, the Company commenced an exchange offer to the holders of the 9% Notes to exchange the 9% Notes for Series A convertible preferred stock and warrants. On May 5, 1998, noteholders holding $48,694,000 of principal and $2,361,850 of accrued interest tendered such principal and accrued interest to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of $8,876,685 related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% Notes plus accrued interest, less $2,249,173 of deferred financing costs written off, and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the 1998 Unit Financing (see Note 15(c)), and warrants to purchase common stock issued by the Company.

(8)   G.D. SEARLE & CO. AGREEMENT

      In January 1996, the Company and G.D. Searle & Co. (Searle) entered into a collaboration relating to research and development of therapeutic antisense compounds. According to the collaboration agreement, as modified in April 1998, targets can be selected from those in the fields of cancer, cardiovascular disease and inflammation/immunomodulation (the Searle Field).

      Pursuant to the collaboration, the parties are conducting research and development relating to a compound directed at MDM2. In this project, Searle is funding certain research and development efforts by the Company, and both Searle and the Company have committed certain of its own personnel to the collaboration. The initial phase of research and development activities will be conducted through the earlier of (i) the achievement of certain milestones, and (ii) January 31, 2000, subject to early termination by Searle. The parties may extend the initial collaboration by mutual agreement, including agreement as to additional research funding by Searle.

      In addition, under the collaboration, Searle has the right to designate up to six additional molecular targets in the Searle Field (the Additional Targets) on terms substantially consistent with the terms

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      of the collaboration applicable to the initial molecular target. This right is exercisable by Searle with respect to each of the Additional Targets upon the payment by Searle of certain research payments (beyond the project-specific payments relating to the particular Additional Target) and the purchase of additional common stock from the Company by Searle (at the then fair market value). The aggregate amount to be paid by Searle for such research payments and equity investment in order to designate each of the Additional Targets is $10,000,000 per Additional Target. In the event that Searle designates all of the Additional Targets, the aggregate amount to be paid by Searle for research payments will be $24,000,000, and the aggregate amount to be paid by Searle in equity investment will be $36,000,000. If Searle has not designated all of the Additional Targets by the time the initial molecular target reaches a certain stage of preclinical development, Searle will be required to purchase an additional $10,000,000 of common stock (at the then fair market value) in order to maintain its right to designate any of the Additional Targets. The payment for any such common stock will be creditable against the equity investment portion of the payments to be made by Searle with respect to the designation of any of the Additional Targets that Searle has not yet designated.

      Searle has exclusive rights to commercialize any products resulting from the collaboration. If Searle elects to commercialize a product, Searle will fund and perform preclinical tests and clinical trials of the product candidate and will be responsible for regulatory approvals for and marketing of the product. The Company has agreed to perform research and development work exclusively with Searle. In addition, for each product candidate, the Company will be entitled to milestone payments from Searle totaling up to an aggregate of $10,000,000 upon the achievement of certain development benchmarks. The Company also will be entitled to royalties from net sales of products resulting from the collaboration. Subject to satisfying certain conditions relating to its manufacturing capacities and capabilities, the Company will retain manufacturing rights, and Searle will be required to purchase its requirements of products from the Company on an exclusive basis at specified prices. Upon a change in control of the Company, Searle would have the right to terminate the Company's manufacturing rights, although the royalty payable would be increased in such event.

      In the event that Searle designates all of the Additional Targets or if Hybridon fails to satisfy certain requirements relating to its manufacturing capacities and capabilities, Searle will have the right to require Hybridon to form a joint venture with Searle, as defined. The Company and Searle would each own 50% of the joint venture, although Searle's ownership interest in the joint venture would increase based upon a formula to up to a maximum of 75% if the joint venture is established in certain instances relating to the Company's failure to satisfy certain requirements relating to its manufacturing capacities and capabilities.

      During 1996,  1997 and 1998,  the Company  earned  $400,000,  $600,000 and
      $600,000, respectively, in research and development revenues from Searle. Under the collaboration, Searle also purchased 200,000 shares of common stock in the Company at the offering price of $50.00 per share.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



(9)   F. HOFFMANN-LA ROCHE LTD. (ROCHE) COLLABORATION

      In December 1992, the Company and Roche entered into a collaboration involving the application of the Company's antisense oligonucleotide chemistry to develop compounds for the treatment of hepatitis B, hepatitis C and human papilloma virus. On September 3, 1997, Roche notified the Company that it had decided not to pursue further collaboration with the Company and was terminating the collaboration effective February 28, 1998.

      The Company has recorded $1,019,389 and $345,000 of research and development revenue related to this collaboration in 1996 and 1997, respectively. Due to the termination of the collaboration, as discussed above, the Company recognized no revenue with respect to this collaboration in 1998.

(10)  MEDTRONIC, INC. COLLABORATIVE STUDY AGREEMENT

      In May 1994, the Company and Medtronic, Inc. (Medtronic) entered into a collaborative study agreement (the Medtronic Agreement) involving the development of antisense compounds for the treatment of Alzheimer's disease and a drug delivery system to deliver such compounds into the central nervous system. The agreement provides that the Company is responsible for the development of, and hold all rights to, any drug developed pursuant to this collaboration, and Medtronic is responsible for the development of, and hold all rights to, any delivery system developed pursuant to this collaboration. The parties may extend this collaboration by mutual agreement to other neurodegenerative disease targets. The Company is not currently conducting any activities under this collaboration.

(11)  LICENSING AGREEMENT

      The Company has entered into a licensing agreement with the Worcester Foundation for Biomedical Research, Inc., which has merged with the University of Massachusetts Medical Center, under which the Company has received exclusive licenses to certain patents and patent applications. The Company is required to make royalty payments based on future sales of products employing the technology or falling under claims of a patent, as well as a specified percentage of sublicense income received related to the licensed technology. Additionally, the Company is required to pay an annual maintenance fee through the life of the patents.

(12)  PHARMACIA BIOTECH, INC. COLLABORATION

      In December 1994, the Company and Pharmacia Biotech, Inc. (Pharmacia) entered into a collaboration involving the design and development of a large-scale oligonucleotide synthesis machine. Following completion of the machine in December 1996, the collaboration expired, and Pharmacia retained the right to sell the machine to third parties, subject to an obligation to pay the Company royalties on such third-party sales. During 1996 and 1997, the Company received $62,321 and $48,000, respectively, of royalty income related to such third-party sales. The Company recognized no royalty income related to this collaboration for 1998.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



(13)  PERKIN-ELMER CORPORATION SALES AND SUPPLY AGREEMENT

      In September 1996, the Company and the Applied Biosystems Division of Perkin-Elmer Corporation (Perkin-Elmer) signed a four-year sales and supply agreement under which Perkin-Elmer agreed to refer potential customers to HSP for the manufacture of custom oligonucleotides and the Company agreed that amidites for the manufacture of these oligonucleotides would be purchased from Perkin-Elmer and a percentage of the sales price will be paid to Perkin-Elmer. In addition, Perkin-Elmer licensed to the Company its oligonucleotide synthesis patents.

(14) INVESTMENT IN METHYLGENE, INC.

      In January 1996, the Company and three Canadian institutional investors formed a Quebec company, MethylGene, Inc. (MethylGene) to develop and market certain compounds and procedures to be agreed upon by the Company and MethylGene.

      The Company has granted to MethylGene exclusive worldwide licenses and sublicenses in respect of certain technology relating to the MethylGene fields. These fields, as amended, are defined as (i) antisense compounds to inhibit DNA methyltransferase for the treatment of any disease; (ii) other methods of inhibiting DNA methyltransferase for the treatment of any disease; and (iii) antisense compounds to inhibit up to two additional molecular targets for the treatment of cancers, to be agreed upon by the Company and MethylGene. In addition, the Company and MethylGene have entered into a supply agreement pursuant to which MethylGene is obligated to purchase from the Company all required formulated bulk oligonucleotides at specified transfer prices.

      The Company acquired a 49% interest in MethylGene for approximately $734,000, and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. The institutional investors have the right to exchange all (but not less than all) of their shares of stock in MethylGene for an aggregate of 100,000 shares of Hybridon common stock (subject to adjustment for stock splits, stock dividends and the like). This option is exercisable only during a 90-day period commencing on the earlier of the date five years after the closing of the institutional investors' investment in MethylGene or the date on which MethylGene ceases operations. This option terminates sooner if MethylGene raises certain additional amounts of equity or debt financing or if MethylGene enters into a corporate collaboration that meets certain requirements. During 1998, MethylGene raised additional proceeds from outside investors that decreased the Company's interest to 30%. The Company is accounting for its investment in MethylGene under the equity method and, due to the existence of the investors exchange rights, the Company has recorded, up to its original investment, 100% of MethylGene's losses in the accompanying consolidated statement of operations.

      In May 1998, this agreement was amended to grant MethylGene a non-exclusive right to use any and all antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company; (ii) May 5,

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      1999, unless MethylGene exercises its option to continue contracting for development services provided by the Company; or (iii) May 5, 2000. As additional consideration for this nonexclusive right, MethylGene is required to pay the Company certain milestone amounts, as defined, and transferred 300,000 shares of MethylGene's Class B shares to the Company. The Company has placed no value on these shares. During 1996, 1997 and 1998, the Company recognized $49,565, $101,894 and $1,685,932, respectively, of product and service revenue related to this agreement.

(15)  STOCKHOLDERS' EQUITY (DEFICIT)

      (a)  Common Stock

      The Company has 100,000,000 authorized shares of common stock, $.001 par value, of which 15,304,825 shares were issued and outstanding at December 31, 1998.

      (b)  Initial Public Offering (IPO)

      On February 2, 1996, the Company completed its IPO of 1,150,000 shares of common stock at $50.00 per share. The sale of common stock resulted in net proceeds to the Company of $52,231,244 after deducting expenses related to the offering.

      (c)  1998 Unit Financing

      On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of $26,681,164 from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of $5,934,558 of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred $1,636,137 of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar, a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering (Offshore Offering) consisted of (i) 9% of gross proceeds of such Offshore Offerings and (ii) a nonaccountable expense allowance equal to 4% of gross proceeds of such Offshore Offering. Pillar received $1,636,137 and warrants to purchase 1,111,630 shares of common stock at $2.40 per share.

      In addition, Pillar is entitled to receive 300,000 shares of common stock in connection with its efforts in assisting the Company in restructuring its balance sheet. The Company has recorded $600,000 of general and administrative expense in the accompanying consolidated statement of operations during 1998, which represents the value of this common stock on May 5, 1998 with an offsetting amount to accrued expenses for the shares to be issued. These shares will be issued in 1999.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      (d)  Units Issued to Primedica Corporation

      In connection with the unit financing (see Note 15(c)) the Company issued 250,000 shares of common stock and 62,500 warrants to purchase common stock to Primedica Corporation (Primedica) for future services to be provided. The services shall commence upon the Company's request after (i) the Company's securities are listed on a nationally recognized exchange, and (ii) the average closing price of the Company's common stock is at least $2.00 per share for the twenty-day trading period preceding the contract commencement date. In the event that the Company does not use these services as a result of the failure to meet the contract conditions, Primedica shall forfeit to the Company all or part of the common stock and warrants held by Primedica. The Company has recorded these shares as issued and outstanding at December 31, 1998 at par value. The Company will record the value of these services as the services are rendered.

      (e)  Stock Split

      On December 10, 1997, the Board of Directors declared a one-for-five reverse split of its common stock. Share quantities and related per share amounts have been retroactively restated to reflect the reverse stock split.

      (f)  Warrants

      The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 1998:

                                            Outstanding    Exercise Price     Exercisable    Exercise Price
    Expiration Date                           Warrants         per Share        Warrants         per Share
    ---------------                           --------         ---------        --------         ---------

    February 4, 1999-October 25, 2000          551,201           $50.00          551,201           $50.00
    February 28, 2000                           20,000            37.50           20,000            37.50
    December 31, 2001                           13,000            34.49           13,000            34.49
    May 4, 2003                              8,641,503        2.40-4.25        4,378,044             2.40
                                       ---------------                   ---------------

                                             9,225,704                         4,962,245
                                       ===============                   ===============

    Weighted average exercise price                               $5.48                             $7.91
    per share                                                     =====                             =====



      Five-year warrants to purchase 368,620 shares of common stock at $50.00 per share were issued in 1994 and 1995 as a component of the compensation for services of several placement agents of the Company's convertible preferred stock. Of these warrants, 304,335 were issued to a company that is controlled by two directors of the Company (see Note 16(b)). The remaining 64,285 warrants were issued to various other companies that acted as placement agents. See Note 15(c) for information relating to warrants issued to placement agents in connection with the 1998 Unit Financing.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      As consideration of the agreements made by Forum consenting to the Company's 1998 private placements and waiving certain obligations of the Company to Forum, the Company agreed to amend the warrant to purchase 71,301 shares of common stock at an exercise price of $35.06 per share, issued to Forum in connection with 9% notes so that the exercise price will be equal to $4.25 per share, and the number of shares of common stock purchasable upon exercise thereof will be increased to 588,235, in each case subject to adjustment; provided, however, that such warrant will also be amended to provide that such warrant may not be exercised until May 5, 1999 and the transactions contemplated by such private placements and by the exchange offer will not trigger any anti-dilution adjustments to the exercise price thereof or the number of shares of common stock subject thereto.

      (g)  Stock Options

      In 1990 and 1995, the Company established the 1990 Stock Option Plan (the 1990 Option Plan) and the 1995 Stock Option Plan (the 1995 Option Plan), respectively, which provide for the grant of incentive stock options and nonqualified stock options. Options granted under these plans vest over various periods and expire no later than 10 years from the date of grant. However, under the 1990 Option Plan, in the event of a change in control (as defined in the 1990 Plan), the exercise dates of all options then
      outstanding   shall  be  accelerated  in  full  and  any  restrictions  on exercising outstanding options issued pursuant to the 1990 Option Plan shall terminate. In October 1995, the Company terminated the issuance of additional options under the 1990 Option Plan. As of December 31, 1998, options to purchase a total of 525,638 shares of common stock remained outstanding under the 1990 Option Plan.

      A total of 700,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1995 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed 10 years). As of December 31, 1998, options to purchase a total of 550,534 shares of common stock remained outstanding under the 1995 Option Plan.

      In October 1995, the Company adopted the 1995 Director Stock Option Plan (the Director Plan). A total of 50,000 shares of common stock may be issued upon the exercise of options granted under the Director Plan. Under the terms of the Director Plan, options to purchase 1,000 shares of common stock were granted to eligible directors upon the closing of the Company's initial public offering at the fair market value of the common stock on the date of the closing. Thereafter, options to purchase 1,000 shares of common stock will be granted to each eligible director on

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



      May 1 of each year commencing in 1997. All options will vest on the first anniversary of the date of grant or, in the case of annual options, on April 30 of each year with respect to options granted in the previous year. As of December 31, 1998, options to purchase a total of 21,000 shares of common stock remained outstanding under the Director Plan.

      In May 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Option Plan) and has reserved and may issue up to 4,500,000 shares for the grant of incentive and nonqualified stock options. The maximum number of shares with respect to which options may be granted to any employee under the 1997 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed ten years). As of December 31, 1998, options to purchase a total of 2,363,560 shares of common stock remained outstanding under the 1997 Option Plan.

      Stock option activity for the three years ended December 31, 1998 is summarized as follows:


                                                                                                                      Weighted
                                                                             Number         Exercise Price         Average Price
                                                                            of Shares          per Share              per Share


                    Outstanding, December 31, 1995                               738,208   $  .01  - $ 50.00            $29.15
                             Granted                                             476,020    25.00  -   65.60             49.55
                             Exercised                                           (57,740)     .01  -   37.50             18.85
                             Terminated                                          (20,100)   25.00  -   57.85             40.20
                                                                                 -------

                    Outstanding, December 31, 1996                             1,136,388     1.25  -   65.60             38.05
                             Granted                                             315,675    27.50  -   32.50             30.75
                             Exercise                                            (25,005)    1.25  -   40.00             12.60
                             Terminated                                         (236,561)    2.50  -   65.60             40.35
                                                                               ---------

                    Outstanding, December 31, 1997                             1,190,497     1.25  -   65.60             36.18
                             Granted                                           2,513,000     2.00  -    3.13              2.00
                             Terminated                                        (242,765)     2.50  -   57.85             37.79
                                                                               --------

                    Outstanding, December 31, 1998                             3,460,732    $1.25  -  $65.60             $11.25
                                                                               =========    ================             ======

                    Exercisable, December 31, 1996                               622,930    $1.25  -  $65.60             $32.55
                                                                               =========    ================             ======

                    Exercisable, December 31, 1997                               740,780    $1.25  -  $65.60             $34.40
                                                                               =========    ================             ======

                    Exercisable, December 31, 1998                             1,650,021    $1.25     $65.60             $17.13
                                                                               =========    ================             ======


                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



                               Options Outstanding               Options Exercisable

                                      Weighted       Weighted                      Weighted
                                       Average        Average                       Average
                                      Remaining      Exercise                      Exercise
Range of Exercise       Number       Contractual     Price per       Number        Price per
      Prices          Outstanding       Life           Share       Outstanding       Share

$          1.25             10,000      3.10           $  1.25           10,000     $    1.25
  2.00  -  2.37          2,505,000      9.56              2.00          901,562          2.00
  2.44  -  3.13             18,800      6.03              2.61           10,800          2.50
  4.25  -  5.00              1,200      3.75              5.00            1,200          3.75
 17.50  -  25.00           197,330      3.54             23.21          191,331         23.15
 27.50  -  31.66           168,974      7.45             30.50           76,017         30.28
 35.00  -  36.25            30,000      6.73             35.71           30,000         35.71
 37.50  -  37.50           316,048      4.72             37.50          282,583         37.50
 38.13  -  43.75            47,900      7.81             40.64           24,648         40.73
           50.00            17,700      6.35             50.00           11,700         50.00
 57.85  -  65.60           147,780      6.08             58.22          110,180         58.34
                     -------------                                -------------

                         3,460,732                    $  11.25        1,650,021        $17.13
                     =============                    ========    =============        ======


        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. In 1996, 1997 and 1998, the Company recorded $1,967,116, $205,978 and $109,734, respectively, of deferred compensation related to grants to nonemployees, net of terminations. Deferred compensation will be amortized over the vesting period of the options. The Company has recorded compensation expense of $763,190, $316,067 and $246,444 in 1996, 1997 and 1998, respectively, related to these grants to nonemployees.

        The Company has computed the pro forma disclosures require by SFAS No. 123 for all stock options granted after January 1, 1995 using the Black-Scholes option pricing model. The assumptions used for the three years ended December 31, 1998 are as follows:


                                              1996            1997            1998

             Risk free interest rate         6.14%            6.22%           5.15%
             Expected dividend yield           -                -               -
             Expected lives                 6 years          6 years         6 years
             Expected volatility              60%              60%             60%


        The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



        volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The effect of applying SFAS No. 123 for the three years ended December 31, 1998 would be as follows:

                                                         1996               1997                1998
     Net loss applicable to common
     stockholders-
       As reported                               $    (46,852,600)  $    (69,461,326)  $    (19,792,736)
                                                 =================  =================  =================
       Pro forma                                 $    (52,890,455)  $    (73,402,170)  $    (23,131,304)
                                                 =================  =================  =================
     Basic and Diluted net loss per common
     shares-
       As reported                                        $(10.24)           $(13.76)             $(1.67)
                                                          =======            ========             =======
       Pro forma                                          $(11.56)           $(14.54)             $(1.95)
                                                          =======            ========             =======


        (h)    Employee Stock Purchase Plan

        In October 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan), under which up to 100,000 shares of common stock may be issued to participating employees of the Company, as defined, or its subsidiaries.

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

        (i)    Preferred Stock

        The restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $.01 per share (the Preferred Stock), in one or more series, to designate the number of shares constituting such series, and fix by resolution,

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



        the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. During 1998, the Company designated 1,500,000 shares as Series A convertible preferred stock.

        (j)    Series A Convertible Preferred Stock

        The rights and preferences of the Series A convertible preferred stock are as follows:

               Dividends

               The holders of the Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such share and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. In calculating the number of shares of Series A convertible preferred stock to be paid with respect to each dividend, the Series A convertible preferred stock shall be valued at $100.00 per share. During 1998, the Company recorded a total accretion of $2,689,048 for the dividend on Series A preferred stock and issued 16,470 shares of Series A convertible preferred stock as a dividend.

               Liquidation

               In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holder of the Series A convertible preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, an amount equal to $100.00 per share plus all accrued but unpaid dividends. If the assets to be distributed to the holders of the Series A convertible preferred stock shall be insufficient to permit the payment of the full preferential amounts, then the assets of the Company shall be distributed ratably to the holders of the Series A convertible preferred stock on the basis of the number of shares of Series A convertible preferred stock held. All shares of Series A convertible preferred stock shall rank as to payment upon the occurrence of any liquidation event senior to the common stock.

               Conversion

               Commencing after May 6, 1999, but not prior thereto, the shares of Series A convertible preferred stock shall be convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $4.25 per share, subject to adjustment as defined.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



               Mandatory Conversion

               At any time after May 6, 1998, the Company at its option, may cause the Series A convertible preferred stock to be converted in whole or in part, on a pro rata basis, into fully paid and nonassessable shares of common stock using a conversion price equal to $4.00 if the closing bid price, as defined, of the common stock shall have equaled or exceeded 250% of the conversion price, $4.25, subject to adjustment as defined, for at least 20 trading days in any 30 consecutive trading day period ending three days prior to the date of notice of conversion (such event, the Market Trigger).

               At any time after April 1, 2000, the Company, at its option, may redeem the Series A convertible preferred stock for cash equal to $100.00 per share plus all accrued and unpaid dividends at such time, if the Market Trigger has occurred in the period ending three days prior to the date of notice of redemption.

(16)    COMMITMENTS AND CONTINGENCIES

        (a)    Facilities

               The Company leases its facility in Milford, Massachusetts, under a lease which has a 10- year term, which commenced on July 1, 1994, with certain extension options.

               On February 4, 1994, the Company entered into the Cambridge Lease with a partnership that is affiliated with certain directors of the Company. As compensation for arranging this lease, the Company issued Pillar Limited five-year warrants for the purchase of 100,000 shares of the Company's common stock at an exercise price of $50.00 per share. These warrants expired subsequent to December 31, 1998. The Company vacated the Cambridge, Massachusetts, facility in June 1998 and moved its corporate facilities to Milford, Massachusetts (see Note 3).

               Future approximate minimum rent payments as of December 31, 1998, under existing lease agreements through 2007, net of sublease agreements are as follows:

          December 31,                       Amount
          ------------                       ------

          1999                          $       614,000
          2000                                  784,000
          2001                                1,213,000
          2002                                1,209,000
          2003                                1,213,000
          Thereafter                          2,338,000
                                        ---------------
                                        $     7,371,000
                                        ===============

                                HYBRIDON, INC. AND SUBSIDIARIES



                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       DECEMBER 31, 1998



                                          (Continued)



        During  1996,  1997 and 1998,  facility  rent  expense  net of  sublease
        revenue  was  approximately   $2,352,000,   $4,613,000  and  $3,871,000,
        respectively.

        (b)    Related-Party  Agreements  with  Affiliates of  Stockholders  and
               Directors

               The Company has entered into consulting agreements, stock placement agreements and an advisory agreement with several companies that are controlled by two shareholders and directors of the Company including Forum, S.A. Pillar Investment N.V. (Pillar Investment), Pillar S.A. (formerly Commerce Consult S.A.) and Pillar Investment Limited (formerly Ash Properties Limited) (Pillar Limited). During 1996, 1997 and 1998, the Company had expensed $1,106,000, $998,000 and $1,300,000, respectively, under consulting and advisory agreements with related parties.

        (c)    Other Research and Development Agreements

               The Company has entered into consulting and research agreements with the universities, research and testing organizations and individuals, under which consulting and research support is provided to the Company. These agreements are for varying terms and provide for certain minimum annual or per diem fees plus reimbursable expenses to be paid during the contract periods. Future minimum fees payable under these contracts as of December 31, 1998 are approximately as follows:

                December 31,                   Amount
                ------------                   ------

                1999                      $       582,000
                2000                              392,000
                2001                              279,000
                                          ---------------
                                          $     1,253,000
                                          ===============

               Total fees and expenses under these contracts were approximately $7,171,000, $9,372,000 and $2,011,000 during 1996, 1997 and 1998, respectively.

        (d)    Employment Agreements

               The Company has entered into employment agreements with its executive officers which provide for, among other things, each officer's annual salary, cash bonus, fringe benefits, and vacation and severance arrangements. Under the agreements, the officers are generally entitled to receive severance payments of two to three year's base salary.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



        (e)    Contingencies

               From time to time, the Company may be exposed to various types of litigation. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

(17)    INCOME TAXES

        The Company applies SFAS No. 109, Accounting for Income Taxes. At December 31, 1998, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $219,993,000 and $3,936,000, respectively, available to reduce federal taxable income and federal income taxes, respectively. The Tax Reform Act of 1986 (the Act), enacted in October 1986, limits the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Act, which, as of December 31, 1998, have resulted in ownership changes in excess of 50%, as defined under the Act and which will limit the Company's ability to utilize its net operating loss carryforwards. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carryforwards.

        The   federal  net   operating   loss   carryforwards   and  tax  credit
        carryforwards expire approximately as follows:

                                         Net
                                    Operating Loss              Tax Credit
              Expiration Date       Carryforwards              Carryforwards
              ---------------       -------------              -------------

              December 31,
                  2005             $    666,000             $     15,000
                  2006                3,040,000                   88,000
                  2007                7,897,000                  278,000
                  2008               18,300,000                  627,000
                  2009               25,670,000                  689,000
                  2010               36,134,000                  496,000
                  2011               44,947,000                  493,000
                  2012               60,087,000                  750,000
                  2018               23,252,000                  500,000
                                   ------------             ------------

                                   $219,993,000             $  3,936,000
                                   ============             ============

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)



        At December 31, 1997 and 1998, the components of the deferred tax assets are approximately as follows:

                                                    1997                1998
                                                    ----                ----

  Operating loss carryforwards                $ 78,696,000       $ 87,997,000
  Temporary differences                          5,137,000          2,677,000
  Tax credit carryforwards                       3,436,000          3,936,000
                                              ------------       ------------

                                                87,269,000         94,610,000

  Valuation allowance                          (87,269,000)       (94,610,000)
                                              ------------       ------------

                                              $          -       $          -
                                              ============       ============


        A valuation allowance has been provided, as it is more likely than not the Company will not realize the deferred tax asset. The net change in the total valuation allowance during 1998 was an increase of approximately $7,341,000.

(18)    EMPLOYEE BENEFIT PLAN

        On October 10, 1991, the Company adopted an employee  benefit plan under
        Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. The Company is currently matching 50% of employee contributions to the plan, up to 6% of the employee's annual base salary, and charged to operations approximately $224,000, $253,000 and $253,000 during 1996, 1997 and 1998, respectively.

(19)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information for the three years in the period ended December 31, 1998 are as follows:


                                                                                        1996                1997               1998

Cash paid during the period for interest                                         $      124,052      $    3,264,596      $ 1,666,127
                                                                                 ==============      ==============      ===========
Purchase of property and equipment under capital leases                          $    1,722,333      $    2,374,502    $           -
                                                                                 ==============      ==============      ===========
Conversion of preferred stock into common stock                                  $      159,822       $           -    $           -
                                                                                 ==============      ==============      ===========
Deferred compensation related to grants of stock options to                      $    1,967,116      $      205,978      $   109,734
  nonemployees, net of terminations                                              ==============      ==============      ===========








                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                   (Continued)


Issuance of Series A convertible preferred stock and attached                     $           -       $           -      $51,055,850
  warrants in exchange for conversion of 9% convertible                          ==============      ==============      ===========
  subordinated notes payable and accrued interest

Accretion of Series A convertible preferred stock dividends                       $           -       $           -      $ 2,689,048
                                                                                 ==============      ==============      ===========

Issuance of common stock and attached warrants in exchange                        $           -       $           -      $ 4,800,000
  for conversion of convertible promissory notes payable                         ==============      ==============      ===========

Issuance of common stock and attached warrants in exchange                        $           -       $           -      $ 5,934,558
  for conversion of accounts payable and other obligations                        ==============      ==============     ===========



(20)    RESTATEMENT

        In March 1999, the Company restated its June 30, 1998 and September 30, 1998 financial statements to reflect the accretion on the Series A convertible preferred stock, and record $600,000 of general and administrative expense for the 300,000 shares of common stock that Pillar is entitled to receive in connection with its efforts in assisting the Company in restructuring its balance sheet.

(21) ORIGENIX TECHNOLOGIES, INC.

        In January 1999, the Company and certain institutional investors formed a Montreal company, OriGenix Technologies Inc. (OriGenix), to develop and market drugs for the treatment of infectious diseases.

        The Company received a 49% interest in OriGenix in consideration of certain research and development efforts previously undertaken by the Company which were made available to OriGenix. The Company has also licensed certain antisense compounds and other technology to OriGenix. If certain conditions are satisfied by OriGenix, the institutional investors are committed to make an additional investment, at which time the Company's ownership interest in OriGenix will be reduced 40%. The institutional investors acquired a 51% interest in OriGenix for a total of approximately $4.0 million. The Company will account for its investment in OriGenix under the equity method.

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------


3.1(1)      Restated Certificate of Incorporation of the Registrant, as amended.

3.2(2)      Amended and Restated By-Laws of the Registrant.

3.3(3)      Form of Certificate of Designation of Series A Preferred Stock.

3.4(3)      Form of Certificate of Designation of Series B Preferred Stock.

4.1(2) Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

4.2(4) Indenture dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

4.3(7) Certificate of Designation of Series A Preferred Stock, par value $.01 per share, dated May 5, 1998.

4.4(7)      Class A Warrant Agreement dated May 5, 1998.

4.5(7)      Class B Warrant Agreement dated May 5, 1998.

4.6(7)      Class C Warrant Agreement dated May 5, 1998.

4.7(7)      Class D Warrant Agreement dated May 5, 1998.

+10.1(2)    License  Agreement  dated  February  21,  1990  and  restaged  as of
            September  8,  1993  between  the   Registrant   and  the  Worcester
            Foundation for Biomedical Research, Inc., as amended.

+10.2(2) Patent License Agreement dated September 21, 1995 between the Registrant and National Institutes of Health.

+10.3(2) Patent License Agreement effective as of October 13, 1994 between the Registrant and McGill University.

+10.4(2) License Agreement effective as of October 25, 1995 between the Registrant and the General Hospital Corporation.

+10.5(2)    License   Agreement  dated  as  of  October  30,  1995  between  the
            Registrant and Yoon S. Cho-Chung.

+10.6(2) Collaborative Study Agreement effective as of December 30, 1992 between the Registrant and Medtronic, Inc.

+10.7(2) System Design and Procurement Agreement dated as of December 16, 1994 between the Registrant and Pharmacia Biotech, Inc.

10.8(2) Lease dated March 10, 1994 between the Registrant and Laborer's Pension/Milford Investment Corporation for space located at 155. Fortune Boulevard, Milford, Massachusetts, including Note in the original principal amount of $750,000.

10.9(2) Registration Rights Agreement dated as of February 21, 1990 between the Registrant, the Worcester Foundation for Biomedical Research, Inc. and Paul C. Zamecnik.

10.10(2) Registration Rights Agreement dated as of June 25, 1990 between the Registrant and Nigel L. Webb.

10.11(2) Registration Rights Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

10.12(2) Registration Rights Agreement dated as of February 6, 1992 between the Registrant and Anthony J. Payne.

++10.13(2)  1990 Stock Option Plan, as amended.

++10.14(2)  1995 Stock Option Plan.

++10.15(2)  1995 Director Stock Plan.

++10.16(2)  1995 Employee Stock Purchase Plan.

10.17(2) Form of Warrant originally issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of shares of Series F Convertible Preferred Stock and in consideration of financial advisory service, as amended.

10.18(2) Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1994, as amended.

10.19(2) Warrant issued to Pillar S.A. to purchase 100,000 shares of Common Stock dated as of March 1, 1995.

10.20(2) Form of Warrant issued to Pillar Investment Limited to purchase shares of Common Stock issued as placement commissions in connection with the sale of Units pursuant to the Series G Agreement.

++10.21(5)  Employment   Agreement  dated  as  of  March  1,  1997  between  the
            Registrant and E. Andrews Grinstead, III.

10.22(2) Indemnification Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.

++10.23(6)  Employment  Agreement dated March 1, 1997 between the Registrant and
            Dr. Sudhir Agrawal.

++10.24(2)  Consulting  Agreement  dated as of  February  21,  1990  between the
            Registrant and Dr. Paul C. Zamecnik.

10.25(2) Master Lease Agreement dated as of March 1, 1994 between the Registrant and General Electric Capital Corporation.

+10.26(6)   Research,  Development and License Agreement dated as of January 24,
            1996 between the Registrant and G.D. Searle & Co.

+10.27(6)   Manufacturing  and Supply  Agreement  dated as of January  24,  1996 between the Registrant and G.D. Searle & Co.

10.28(6) Registration Rights Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.

10.29(5) Loan and Security Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

10.30(7) First Amendment to Loan and Security Agreement dated March 30, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.31(8) Second Amendment to Loan and Security Agreement dated May 19, 1998, effective as of April 30, 1998, between Hybridon, Inc. and Silicon Valley Bank.

10.32(9) Third Amendment to Loan and Security Agreement dated September 18, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.33(9) Fourth Amendment to Loan and Security Agreement dated October 30, 1998, effective as of September 29, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.34 Fifth Amendment to Loan and Security Agreement dated December 4, 1998 between Hybridon, Inc. and Silicon Valley Bank.

10.35(5) Warrant issued to Silicon Valley Bank to purchase 65,000 shares of Common Stock dated as of December 31, 1996.

10.36(5) Registration Rights Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

+10.37(5)   Supply and Sales Agreement dated as of September 1, 1996 between the
            Registrant and P.E. Applied Biosystems.

10.38(2) Registration Rights Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

10.39(2) Warrant Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

+10.40(6)   Amendment No. 1 to License Agreement, dated as February 21, 1990 and restated as of  September  8, 1993,  by and  between  the  Worcester
            Foundation for Biomedical Research, Inc. and the Registrant, dated as of November 26, 1996.

10.41(10)   Letter  Agreement  dated May 12,  1997  between the  Registrant  and
            Pillar S.A.  amending the Consulting  Agreement dated as of March 1,
            1994 between the Registrant and Pillar S.A.

10.42(10)   Amendment dated July 15, 1997 to the Series G Convertible  Preferred
            Stock and Warrant Purchase Agreement dated as of September 9, 1994 among the Registrant and certain purchasers, as amended.

10.43(1) Consent Agreement dated January 15, 1998 between Silicon Valley Bank and the Registrant relating to the Silicon Agreement.

10.44(11)   Letter  Agreement  between the Registrant and Forum Capital  Markets
            LLC and Pecks Management Partners Ltd. for the purchase of the Loan and Security Agreement with Silicon Valley Bank.

10.45(7)    Financial   Advisory   Agreement   between   Registrant  and  Pillar
            Investments Ltd. dated May 5, 1998.

10.46(7) Placement Agency Agreement between Registrant and Pillar Investments Ltd. dated as of January 15, 1998.

+++10.47 Licensing Agreement dated March 12, 1999 by and between Hybridon, Inc. and Integrated DNA Technologies, Inc.

21.1(2)     Subsidiaries of the Registrant.

23.1        Consent of Arthur Andersen LLP.

23.2        Consent of McDonnell Boehnen Hulbert & Berghoff.

27.1        Financial Data Schedule [EDGAR] - Year Ended December 31, 1998
------------------------------------------------

(1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)         Incorporated   by   reference   to  Exhibits  to  the   Registrant's
            Registration Statement on Form S-1 (File No. 33-99024).

(3)         Incorporated  by  reference to Exhibit  9(a)(1) to the  Registrant's
            Schedule 13E-4 dated February 6, 1998.

(4) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 2, 1997.

(5) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(8) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(9) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(10) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(11)        Incorporated   by   reference   to  Exhibits  to  the   Registrant's
            Registration Statement on Form S-1 (File No. 333-69649).

+           Confidential  treatment  granted  as  to  certain  portions,   which
            portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

+++ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.