Form 10-Q
period 1999-03-31
HYBRIDON INC
filed 1999-05-17
CIK 861838

As filed with the Securities and Exchange Commission on May 17, 1999
      --------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999, or
                               --------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period from _________________.

Commission File Number 0-27352
                       -------

                                 HYBRIDON, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-3072298
            --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                                155 Fortune Blvd.
                          Milford, Massachusetts 07157
                          ----------------------------
                    (Address of principal executive offices)

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

                                     Yes   X      No
                                         ----        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                  15,606,825
---------------------------------------        ---------------------------------
Class                                             Outstanding as of May 14, 1999

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL STATEMENTS
-----------------------------

Item 1-    Financial Statements

           Consolidated Condensed Balance Sheets as of March 31, 1999 and December 31, 1998.

           Consolidated Condensed Statements of Operations for the Three Months ended March 31, 1999 and 1998.

           Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 1999 and 1998.

           Notes to Consolidated Condensed Financial Statements.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -   Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION
---------------------------

Items 1-5  -   None
Item 6     -   Exhibits and Reports on Form 8-K

Signatures

                                HYBRIDON, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (UNAUDITED)

                                            ASSETS


                                                                   March 31,        December 31,
                                                                      1999              1998
CURRENT ASSETS:
  Cash and cash equivalents                                     $    2,461,184    $    5,607,882
  Accounts receivable                                                1,278,492         1,175,441
  Prepaid expenses and other current assets                            105,421           110,827
                                                                --------------    --------------

        Total current assets                                         3,845,097         6,894,150
                                                                --------------    --------------

PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                            11,127,035        11,127,035
  Laboratory and other equipment                                    11,430,255        11,432,435
                                                                --------------    --------------
                                                                    22,557,290        22,559,470

  Less--Accumulated depreciation and amortization                   14,479,810        13,788,979
                                                                --------------    --------------
                                                                     8,077,480         8,770,491
                                                                --------------    --------------
OTHER ASSETS:
  Deferred financing costs and other assets                            585,390           612,374
  Notes receivable from officers                                       261,500           258,650
                                                                --------------    --------------

                                                                       846,890           871,024
                                                                --------------    --------------

                                                                $   12,769,467    $   16,535,665
                                                                ==============    ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                             $    6,073,283       $ 6,070,951
  Accounts payable                                                   1,838,983         2,368,163
  Accrued expenses                                                   3,753,129         4,068,679
                                                                --------------    --------------
        Total current liabilities                                   11,665,395        12,507,793

LONG-TERM DEBT, NET OF CURRENT PORTION                                 453,875           473,094
                                                                --------------    --------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                            1,306,000         1,306,000
                                                                --------------    --------------

STOCKHOLDERS' EQUITY(DEFICIT):
  Preferred stock, $.01 par value-
    Authorized--5,000,000 shares
    Issued and outstanding--None                                            -                 -
    Series A convertible preferred stock, $.01 par value-
      Authorized--5,000,000 shares
      Issued and outstanding--641,259 shares                            6,413             6,413
               (Liquidation preference of $65,168,048 at
                March 31, 1999)
  Common stock, $.001 par value-
    Authorized--100,000,000 shares
    Issued and outstanding--15,304,825                                  15,305            15,305
  Additional paid-in capital                                       242,674,076       241,632,024
  Accumulated deficit                                             (242,456,081)     (238,447,837)
  Deferred compensation                                               (895,516)         (957,127)
                                                                --------------    --------------

        Total stockholders' (deficit) equity                          (655,803)        2,248,778
                                                                --------------    --------------


                                                                $   12,769,467       $16,535,665


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               HYBRIDON, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)



                                                            Three Months Ended
                                                                March 31,
                                                          1999             1998

REVENUES:
  Product and service revenue                         $   1,529,854      $    825,069
  Research and development                                  150,000           150,000
  Interest                                                   52,801            17,845
  Royalty and other income                                   40,225                 -
                                                      -------------      ------------

                                                          1,772,880           992,914
                                                      -------------      ------------


OPERATING EXPENSES:
  Research and development                                3,447,278         6,402,537
  General and administrative                              1,121,468         1,665,112
  Interest                                                  170,326         1,607,437
                                                      -------------      ------------

        Total operating expenses                          4,739,072         9,675,086
                                                      -------------      ------------

        Net loss                                         (2,966,192)       (8,682,172)

ACCRETION OF PREFERRED STOCK DIVIDENDS                    1,042,052                 -
                                                      -------------      ------------

        Net loss applicable to common stockholders    $  (4,008,244)     $ (8,682,172)
                                                      =============      ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 3)
Net loss per share                                    $       (0.19)     $      (1.72)
Accretion of preferred stock dividends                        (0.07)                -
                                                      -------------      ------------

Net loss per share applicable to common stockholders  $       (0.26)     $      (1.72)
                                                      =============      ============


SHARES USED IN COMPUTING BASIC AND DILUTED NET           15,304,825         5,059,650
LOSS PER COMMON SHARE (Note 3)                        =============      ============





The accompanying notes are an integral part of these consolidated condensed financial statements

                                HYBRIDON, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                              1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (2,966,192)    $ (8,682,172)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
    Depreciation and amortization                               690,831        1,130,540
    Loss on disposal of fixed assets                                  -          359,424
    Amortization of deferred compensation                        61,611           54,348
    Amortization of deferred financing costs                     26,984          217,021
    Changes in operating assets and liabilities-
      Accounts receivable                                      (103,051)           7,815
      Prepaid and other current assets                            5,406          298,956
      Notes receivable from officers                             (2,850)          (2,850)
      Accounts payable                                         (529,180)        (479,432)
      Accrued expenses                                         (315,550)         745,990
                                                         --------------     ------------

           Net cash used in operating activities             (3,131,991)      (6,350,360)
                                                         --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                              2,180          400,000
                                                         --------------     ------------


           Net cash provided by investing activities              2,180          400,000
                                                         --------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible promissory notes
    payable                                                           -        4,233,833
  Payments on long-term debt and capital leases                 (16,887)      (2,204,315)
  Decrease in restricted cash and other assets                        -        2,157,854
                                                         --------------     ------------


           Net cash (used in) provided by financing
           activities                                           (16,887)       4,187,372
                                                         --------------     ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,146,698)      (1,762,988)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                5,607,882        2,207,702
                                                         --------------     ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    2,461,184     $    439,214
                                                         ==============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $      186,695     $    358,680
                                                         ==============     ============

  Accretion of Series A convertible preferred
     stock dividend                                      $    1,042,052     $          -
                                                         ==============     ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     ORGANIZATION

        Hybridon, Inc. (the" Company" or "Hybridon") was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

        Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products Division. As a result, although the Company has begun to generate revenues from its contract manufacturing business, the Company is dependent on the proceeds from possible future sales of equity securities, debt financing and research and development collaborations in order to fund future operations.

        The Company is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing. The Company's existing cash resources and proceeds of accounts receivable from HSP customers are expected to be sufficient to fund the Company's operations into July 1999. The Company's management expects such receivables to be collected no later than July 1999, given such customers' payment histories, although there can be no assurance thereof. If the Company is unable to obtain additional funding by the end of July 1999, it will be forced to terminate its operations or seek relief under applicable bankruptcy law.

        On December 3, 1997, the Company was delisted from the Nasdaq Stock Market, Inc. (NASDAQ) because the Company was not in compliance with the continued listing requirements of the NASDAQ National Market. The Company is currently trading on the NASD OTC as a result of the delisting.

(2)     UNAUDITED INTERIM FINANCIAL STATEMENTS

        The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)


        financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.


(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Net Loss per Common Share

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under SFAS No. 128, basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive.

        Comprehensive Loss

        The  Company   follows  the  provisions  of  SFAS  No.  130,   Reporting
        Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

        Segment Reporting

        The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

(4)     CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 1999 and December 31, 1998 consisted of the following (at amortized cost, which approximates fair market value):

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)



                                                             March 31,            December 31,
                                                               1999                   1998
    Cash and cash equivalents --
               Cash and money market funds                   $2,267,758            $3,865,365
               Corporate bond                                   193,426             1,742,517
                                                             ----------            ----------
                                                             $2,461,184            $5,607,882
                                                             ==========            ==========



(5)     9% CONVERTIBLE SUBORDINATED NOTES

        On April 2, 1997, the Company issued $50,000,000 of 9% convertible subordinated notes (the "9% Notes"). On May 5, 1998, noteholders holding $48.7 million of principal value of the 9% Notes and $2.4 million of accrued interest thereon tendered such notes and accrued interest in exchange for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock. As of March 31, 1999, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625, subject to adjustment under certain circumstances, as defined.

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

(6)     NOTE PAYABLE TO LENDERS

        In December 1996, the Company entered into a five-year $7,500,000 note payable to a bank (the "Note"). In November 1998, the outstanding balance of approximately $2,895,000 was purchased from the bank by Forum Capital Markets, LLC ("Forum") and certain investors associated with Pecks Management Partners Ltd. ("Pecks") (collectively, the "Lenders"), which are affiliates of two members of the Company's Board of Directors. In connection with the purchase, the Lenders lent an additional $3,200,000 so as to increase the outstanding principal amount of the note to $6,000,000. The terms of the Note were amended as follows: (i) the maturity was extended to November 30, 2003; (ii) the interest rate was decreased to 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the Note is

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   (CONTINUED)


        convertible, at the Lenders' option, in whole or in part, into shares of common stock at a conversion price of $2.40 per share; (v) the Note includes a minimum liquidity covenant, as defined, of $2,000,000; and
        (vi) the Note may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company has received waivers of noncompliance with the minimum tangible net worth covenant through the quarter ended March 31, 1999 and for the minimum liquidity covenant for May 30, 1999. The Company has classified the outstanding balance of $6,000,000 at March 31, 1999 as a current liability in the accompanying consolidated balance sheet as it does not expect to remain in compliance with the financial covenants. In connection with the purchase of the Note, Forum is entitled to receive $400,000 as a fee, which Forum has agreed to reinvest by purchasing 160,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the Note and an accrued expense for the issuance of common stock and warrants. In addition, Forum is entitled to receive warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company recorded the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Hybridon is engaged in the discovery and development of genetic medicines based on antisense technology. Hybridon commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by Hybridon Specialty Products ("HSP").

        Hybridon has incurred cumulative losses from inception through March 31, 1999 of approximately $242.5 million. Hybridon implemented a restructuring plan in the second half of 1997, which continues to significantly reduce Hybridon's operating expenses. However, Hybridon expects that its research and development expenses will be significant in 1999 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. As of May 14, 1999, the Company had 50 full-time employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        Hybridon had total revenues of $1.8 million for the three months ended March 31, 1999, compared with $1.0 million for the same period in 1998. Product and service revenue increased to $1.5 million for the three months ended March 31, 1999, compared with $0.8 million for the same period in 1998. The increase was primarily the result of an expansion of the HSP customer base, increased sales to certain existing customers, and the receipt of $0.1 million in service revenue from MethylGene pursuant to an agreement entered into in May 1998.

        Revenues from interest income increased to $0.1 million for the three months ended March 31, 1999, from a nominal amount for the same period in 1998. The change was primarily the result of higher cash balances available for investment during the quarter.

        Hybridon's research and development expenses decreased to $3.4 million for the three months ended March 31, 1999, from $6.4 million for the same period in 1998. The decrease reflects Hybridon's restructuring that commenced during the second half of 1997 and continued into 1998. The restructuring included the discontinuation of operations at Hybridon's facilities in Europe, termination of the clinical development of GEM(R)91 and the reduction or suspension of selected programs unrelated to Hybridon's core advanced chemistry antisense drug development program. The restructuring resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses. Accordingly, research and development salaries and related costs decreased in 1999 due to the reduction in the number of employees engaged in research and development.

        The facilities expense included in research and development expenses decreased significantly in 1999 as a result of the relocation of the Company's corporate offices in July 1998 from Cambridge to Milford, Massachusetts. Hybridon's facility costs in 1999 related to research and development were also reduced by the income received from subleasing its underutilized Cambridge facilities before the relocation.

        Hybridon's general and administrative expenses decreased to $1.1 million for the three months ended March 31, 1999, from $1.7 million for the same period in 1998. The decrease reflects Hybridon's restructuring program initiated during the second half of 1997 and its effect on employee-related and consulting expenses and net facilities costs and increased legal and accounting fees resulting from Hybridon's financing activities in 1998.

        The facilities expense included in general and administrative expenses also decreased significantly in 1999 as a result of the relocation of the Company's corporate offices to Milford, Massachusetts. Facility costs in 1999 were also reduced by the income received from subleasing underutilized Cambridge facilities before the relocation. General and administrative expenses related to business development, public relations and legal expenses all decreased in 1999.

        Hybridon's patent expenses remained at approximately the same level in 1999, as Hybridon continued to limit the scope of patent protection that it sought as part of its effort to conserve its cash resources while prosecuting and maintaining key patents and patent applications.

        Hybridon's interest expense decreased to $0.2 million for the three months ended March 31, 1999, from $1.6 million for the same period in 1998. The decrease is attributable to the exchange of approximately $48.7 million of the 9% convertible subordinated notes (the " 9% Notes"), issued in the second quarter of 1997, for Series A Preferred Stock on May 5, 1998. In addition, the outstanding balance of borrowings to finance the purchase of property and equipment was reduced in May 1998, resulting in a reduction in interest expense.

        As a result of the above factors, Hybridon incurred a net loss of $3.0 million for the three months ended March 31, 1999, compared with a net loss of $8.7 million for the three months ended March 31, 1998. Hybridon had accretion of preferred stock dividends of $1.0 million at March 31, 1999 to reflect the 1999 portion of dividends payable to the holders of Series A Preferred Convertible Stock, resulting in a net loss to common stockholders of $4.0 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 1999, Hybridon used approximately $3.1 million to fund operating activities. The primary use of cash for operating activities was to fund Hybridon's loss before accretion of preferred stock dividends of $3.0 million. Hybridon did not engage in any significant investing and financing activities during the three months ended March 31, 1999.

        Hybridon had cash and cash equivalents of $2.5 million at March 31, 1999. However, since that date, Hybridon has expended the majority of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On May 14, 1999, Hybridon's obligations included $1.3 million principal amount of 9% Notes, a $6.0 million loan with Forum Capital Markets, LLC and others, as described below, $0.5 million of notes payable and approximately $1.8 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds in the immediate future. Hybridon is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing. However, there can be no assurance that Hybridon will obtain any funds or as to the timing thereof. The Company's existing cash resources and proceeds of accounts receivable from HSP customers are expected to be sufficient to fund the Company's operations into July 1999. The Company's management expects such receivables to be collected no later than July 1999, given such customers' payment histories, although there can be no assurance thereof. If the Company is unable to obtain substantial additional new funding by the end of July, 1999, Hybridon may be required to further curtail significantly one or more of its core drug development programs, obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own, or terminate operations or seek relief under applicable bankruptcy laws.

        Even if Hybridon obtains sufficient cash to fund its operations in 1999, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financing, to support its operations beyond 1999. Except for research and development funding from Searle under its collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing (as opposed to sales of DNA products and reagents manufactured and sold by HSP).

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

YEAR 2000; CONTINGENCY PLANS

        As has been widely publicized, many computer systems and microprocessors are not programmed to accommodate dates beyond the year 1999. Hybridon's exposure to this year 2000 ("Y2K") problem comes not only from its own internal computer systems and microprocessors, but also from the systems and microprocessors of its key suppliers, including utility companies and payroll services.

        Hybridon believes that all of its internal systems will be Y2K compliant by the end of the third quarter of 1999. Hybridon is currently evaluating all of its internal computer systems and microprocessors in light of the Y2K problem. As part of this process, Hybridon has conducted an inventory of its automated instruments and other computerized equipment and is contacting applicable vendors for information regarding Y2K compliance. Hybridon will then upgrade or otherwise modify its internal computer systems and microprocessors, to the extent necessary. Testing of all its internal computer systems and microprocessors was completed in the first quarter of 1999. Hybridon does not expect the cost of bringing all Hybridon's systems and microprocessors into Y2K compliance to be material. Approximately 50% of Hybridon's systems either have been found compliant or have already been brought into compliance.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

        Statements contained in this Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Hybridon to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward looking statements are subject to a number of uncertainties and other factors, many of which are outside Hybridon's control, that could cause Hybridon's actual results to differ materially from those indicated by such statements.

        For a more complete discussion of the factors that could cause actual results to differ materially from such forward looking statements, see the discussion thereof contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which information is incorporated herein by reference. Hybridon disclaims any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of March 31, 1999, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings.  None
        -----------------

Item 2. Changes in Securities and Use of Proceeds.  None
        -----------------------------------------

Item 3. Defaults Upon Senior Securities.  None
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.  None
        ---------------------------------------------------

Item 5. Other Information.  None
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    Exhibits

               27.1   Financial Data Schedule (EDGAR)

        (b) No current reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HYBRIDON, INC.


May 17, 1999                      /s/ E. Andrews Grinstead, III
------------                      ---------------------------------------------
Date                              E. Andrews Grinstead, III
                                  Chairman, President and Chief Executive
                                  Officer (Principal Executive Officer)


May 17, 1999                      /s/ Robert G. Andersen
------------                      ---------------------------------------------
Date                              Robert G. Andersen
                                  Treasurer (Principal Financial and Accounting
                                  Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX


27.1    Financial Data Schedule (EDGAR)