Form 10-Q
period 1999-06-30
HYBRIDON INC
filed 1999-08-16
CIK 861838

As filed with the Securities and Exchange Commission on August 16, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999, or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period from _________________.

Commission File Number 0-27352

                                 HYBRIDON, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3072298
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)


                                155 Fortune Blvd.
                          Milford, Massachusetts 07157
                    (Address of principal executive offices)

                                 (508) 482-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                           16,039,084
---------------------------------------                           ----------
Class                                          Outstanding as of August 12, 1999

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL STATEMENTS

Item 1 -   Financial Statements

           Consolidated Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.

           Consolidated Condensed Statements of Operations for the Three Months and Six Months ended June 30, 1999 and 1998.

           Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 1999 and 1998.

           Notes to Consolidated Condensed Financial Statements.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -   Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION

Items 1-3  -   None
Item 4     -   Matters to a Vote of Security Holders
Item 5     -   None
Item 6     -   Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                     Assets

                                                       June 30, 1999    December 31, 1998
Current Assets:
Cash and cash equivalents                             $    1,311,321     $   5,607,882
Accounts receivable                                          760,775         1,175,441
Prepaid expenses and other current assets                    102,150           110,827
                                                         -----------       -----------
Total current assets                                       2,174,246         6,894,150
                                                         -----------       -----------
Property and Equipment, at cost:
Leasehold improvements                                    11,127,035        11,127,035
Laboratory and other equipment                            11,440,738        11,432,435
                                                         -----------       -----------
                                                          22,567,773        22,559,470

Less--Accumulated depreciation and amortization            15,075,632       13,788,979
                                                         -----------       -----------
                                                           7,492,141         8,770,491
                                                         -----------       -----------
Other Assets:
Deferred financing costs and other assets                    558,407           612,374
Notes receivable from officers                               264,350           258,650
                                                         -----------       -----------
                                                             822,757           871,024
                                                         -----------       -----------
                                                         $10,489,144       $16,535,665
                                                         ===========       ===========
                 Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
   Current portion of long-term debt                      $6,075,691        $6,070,951
   Accounts payable                                        2,305,041         2,368,163
   Accrued expenses                                        2,278,801         4,068,679
                                                         -----------       -----------
          Total current liabilities                       10,659,533        12,507,793

Long-Term Debt, net of current portion                       434,025           473,094
                                                         -----------       -----------
9% Convertible Subordinated Notes payable                  1,306,000         1,306,000
                                                         -----------       -----------
Stockholders' (Deficit)Equity:
   Preferred stock, $.01 par value-
       Authorized-5,000,000 shares
       Series A convertible preferred stock-
          Designated - 1,500,000  shares  Issued and
          outstanding  - 662,099 and 641,259 shares at
          June 30, 1999 and December 31, 1998,
               respectively                                    6,621             6,413
              (Liquidation preference of
              $67,285,900 at June 30, 1999)
   Common stock, $.001 par value-
       Authorized - 100,000,000 shares
       Issued and outstanding - 15,764,825 and
       15,304,825 shares, respectively                        15,765            15,305
   Additional paid-in capital                            245,074,889       241,632,024
   Accumulated deficit                                  (246,166,434)     (238,447,837)
   Deferred compensation                                    (841,255)         (957,127)
                                                         -----------       -----------
   Total stockholders' (deficit) equity                   (1,910,414)        2,248,778
                                                         -----------       -----------
                                                         $10,489,144       $16,535,665
                                                         ===========       ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations

                                   (Unaudited)


                                           Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                           1999             1998           1999             1998
Revenues:
   Product and service revenue         $  1,536,863    $    681,620    $  3,066,717    $  1,506,689
   Research and development                 150,000         649,915         300,000         799,915
   Interest income                           16,383          44,602          69,184          62,447
   Royalty and other income                  14,755            --            54,980            --
                                       ------------    ------------    ------------    ------------
                                          1,718,001       1,376,137       3,490,881       2,369,051
                                       ------------    ------------    ------------    ------------
Operating Expenses:
   Research and development               3,244,399       5,577,144       6,691,677      11,979,681
    General and administrative              940,987       2,648,907       2,062,455       4,314,019
   Interest                                 167,068         976,526         337,394       2,583,963
                                       ------------    ------------    ------------    ------------
                                          4,352,454       9,202,577       9,091,526      18,877,663
                                       ------------    ------------    ------------    ------------
   Loss from operations                  (2,634,453)     (7,826,440)     (5,600,645)    (16,508,612)

Extraordinary item:
   Gain on conversion of 9%
   convertible subordinated notes
   payable                                     --         8,876,685            --         8,876,685
                                       ------------    ------------    ------------    ------------
Net Income (Loss)                        (2,634,453)      1,050,245      (5,600,645)     (7,631,927)
                                       ------------    ------------    ------------    ------------
Accretion of Preferred Stock
Dividends                                 1,075,900         620,500       2,117,952         620,500
                                       ------------    ------------    ------------    ------------
Net Income (Loss) Applicable to
Common Stockholders                    $ (3,710,353)   $    429,745    $ (7,718,597)   $ (8,252,427)
                                       ============    ============    ============    ============
Basic and Diluted Income (Loss) Per
Common Share  From                                                                        (Note 3):

     Loss before extraordinary
     item                              $      (0.17)   $      (0.69)   $      (0.36)   $      (2.01)

     Extraordinary item                        --              0.78            --              1.08
                                       ------------    ------------    ------------    ------------
     Net income (loss) per share              (0.17)           0.09           (0.36)          (0.93)

   Accretion of preferred stock
   dividends                                  (0.07)          (0.05)          (0.14)          (0.08)
                                       ------------    ------------    ------------    ------------
   Net income (loss) per share
   applicable to common stockholders   $      (0.24)   $       0.04    $      (0.50)   $      (1.01)
                                       ============    ============    ============    ============
Shares Used in Computing Basic and
Diluted Net Income (Loss) Per
Common Share (Note 2)                    15,661,492      11,333,604      15,483,158       8,196,627
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)

                                Six Months Ended
                                    June 30,

                                                              1999            1998
Cash Flows from Operating Activities:
   Net loss                                                   $ (5,600,645)   $ (7,631,927)
   Adjustments to reconcile net loss to net cash used
      in operating activities-
      Extraordinary gain on conversion of 9% convertible
      subordinated notes payable                                      --        (8,876,685)
      Depreciation and amortization                              1,286,653       1,785,353
      Loss on disposal of fixed assets                                --           228,000
      Amortization of deferred compensation                        441,452         108,696
      Amortization of deferred financing costs                      53,967         225,816
      Changes in operating assets and liabilities-
      Accounts receivable                                          414,666         265,580
      Prepaid and other current assets                               8,677         122,148
      Notes receivable from officers                                (5,700)         (5,700)
      Accounts payable and accrued expenses                       (852,999)       (330,465)
                                                              ------------    ------------
      Net cash used in operating activities                     (4,253,929)    (14,109,184)
                                                              ------------    ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment, net                         (8,303)       (285,509)
   Proceeds from sale of fixed assets                                 --           400,000
                                                              ------------    ------------
      Net cash provided by (used in) investing activities           (8,303)        114,491
                                                              ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of convertible preferred stock              --         7,999,960
   Net proceeds from issuance of common stock                         --         6,876,676
   Proceeds from issuance of convertible promissory
   notes payable                                                      --         4,233,833
   Payments on long-term debt and capital leases                   (34,329)     (2,489,782)
   Decrease (increase)  in restricted cash and other assets           --           690,486
                                                              ------------    ------------
      Net cash (used in) provided by financing activities          (34,329)     17,311,173
                                                              ------------    ------------
Net (Decrease) Increase in Cash and Cash Equivalents            (4,296,561)      3,316,480
Cash and Cash Equivalents, beginning of period                   5,607,882       2,202,202
                                                              ------------    ------------
Cash and Cash Equivalents, end of period                      $  1,311,321    $  5,518,682
                                                              ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                     $    337,394    $  1,261,502
                                                              ============    ============
Supplemental Disclosure of Noncash Activities:
   Accretion of Series A convertible preferred
   stock dividend                                             $  2,117,952    $    620,500
                                                              ============    ============
   Issuance of common stock in lieu of services               $  1,000,000    $         --
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

        The Company is currently seeking debt or equity financing in an amount sufficient to support its operations through at least the end of 1999, and in connection therewith, is in negotiations to obtain such financing. If the Company is unable to obtain additional financing by September 1999, it will be forced to terminate its operations or seek relief under applicable bankruptcy law.

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

                         HYBRIDON, INC. AND SUBSIDIARIES

              Notes To Consolidated Condensed Financial Statements

                                   (Unaudited)

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Net Loss per Common Share

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under SFAS No. 128, basic net loss per share applicable to common shareholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common as the effects of the Company's potential common stock equivalents are antidilutive.

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

        Segment Reporting

        The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be reported in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

(4)     CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 1999 and December 31, 1998 consisted of the following (at amortized cost, which approximates fair market value):

                                                    June 30,       December 31,
                                                      1999            1998
        Cash and cash equivalents-
                Cash and money market funds       $ 1,115,605     $ 3,865,365
                Corporate bond                        195,716       1,742,517
                                                  -----------     -----------
                                                  $ 1,311,321     $ 5,607,882
                                                  ===========     ===========

                         HYBRIDON, INC. AND SUBSIDIARIES

              Notes To Consolidated Condensed Financial Statements

                                   (Unaudited)

(5)     9.0% CONVERTIBLE SUBORDINATED NOTES

        On April 2, 1997, the Company issued $50,000,000 of 9.0% convertible subordinated notes (the 9% Notes). On May 5, 1998 noteholders holding $48.7 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock, approximately $2,355,000 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of June 30, 1999, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

(6)     NOTE PAYABLE TO LENDERS

        During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lenders). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at the Lender's option, in whole or in part, into shares of common stock at a rate equal to $2.40 per share; (v) the note includes a minimum liquidity covenant of $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company has received waivers of noncompliance with the minimum tangible net worth covenant and for the minimum liquidity covenant through August 31, 1999. The Company has classified the outstanding balance of $6,000,000 at June 30, 1999 and December 31, 1998 as a current liability in the accompanying consolidated balance sheet as it does not expect to remain in compliance with the financial covenants. In connection with refinancing the note payable to a bank, Forum received $400,000, which was reinvested by Forum to purchase 160,000 shares of common stock with 40,000 attached warrants at an exercise price of $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Forum received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hybridon is engaged in the discovery and development of genetic medicines based on antisense technology. Hybridon commenced operations in February 1990 and since that time has been engaged primarily in research and development efforts, developing its manufacturing capabilities and raising capital. In order to commercialize its therapeutic products, Hybridon will need to raise substantial additional funds, as well as to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been derived from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by Hybridon Specialty Products ("HSP").

Hybridon has incurred cumulative losses from inception through June 30, 1999 of approximately $246.2 million. Hybridon has significantly reduced its operating expenses pursuant to a restructuring commenced in the second half of 1997 and completed in 1998. Hybridon expects that, assuming adequate financing can be obtained, its research and development expenses will be significant in 1999 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. As of August 12, 1999, the Company had 52 full-time employees.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Hybridon had total revenues of $1.7 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively, and had total revenues of $3.5 million and $2.4 million for the six months ended June 30, 1999 and 1998, respectively. Revenues from research and development collaborations were $0.2 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 1999 and 1998, respectively. This decrease was primarily due to a reduction in revenues recorded under a License Agreement with MethylGene, Inc., an entity in which the Company has an approximately 30% equity interest.

Revenues from products and services were $1.5 million and $0.7 million for the three months ended June 30, 1999 and 1998, respectively, and $3.1 million and $1.5 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily the result of increased sales to HSP customers and receipt of service revenues from MethylGene, Inc. and OriGenix Technologies, Inc., an entity in which the Company has an approximately 49% equity interest.

Hybridon's research and development expenses were $3.2 million and $5.6 million for the three months ended June 30, 1999 and 1998, respectively, and $6.7 million and $12.0 million for the six months ended June 30, 1999 and 1998, respectively. The decrease reflects Hybridon's reduction of its operating expenses in 1997 and 1998 pursuant to the restructuring commenced in 1997 and completed in 1998 and the lower levels of cash available for expenditures in 1999. The restructuring included the discontinuation of operations at Hybridon's facilities in Europe, and also resulted in significant reductions in employee-related expenses, clinical and outside testing, consulting, materials and lab expenses. Accordingly, research and development salaries and related costs decreased in 1999 due to the reduction in the number of employees engaged in research and development.

The facilities expense included in research and development expenses decreased significantly in 1999 as a result of the relocation of the Company's corporate offices and lab space in July 1998 from Cambridge to Milford,

Massachusetts. Hybridon's facility costs in 1999 related to research and development were also reduced by the income received from subleasing its underutilized laboratory facilities in Cambridge, Massachusetts.

Hybridon's general and administrative expenses were $0.9 million and $2.6 million for the three months ended June 30, 1999 and 1998, respectively, and $2.1 million and $4.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease reflects Hybridon's reduction of its operating expenses in 1997 and 1998 pursuant to the restructuring commenced in 1997 and completed in 1998 and its effect on employee-related and consulting expenses. General and administrative expenses related to business development, public relations and legal and accounting expenses also decreased in 1999.

The net facilities expense included in general and administrative expenses also decreased significantly in 1999 as a result of the relocation of the Company's corporate offices to Milford, Massachusetts in 1998.

Hybridon's patent expenses remained at approximately the same level in 1999 as 1998, as Hybridon continues to limit the scope of patent protection that it seeks as part of its effort to conserve its cash resources while prosecuting and maintaining key patents and patent applications.

Hybridon's interest expense was $0.2 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively, and $0.3 million and $2.6 million for the six months ended June 30, 1999 and 1998, respectively. The decrease is attributable to the exchange of approximately $48.7 million of the 9% convertible subordinated notes (the " 9% Notes") issued in the second quarter of 1997 for Series A Preferred Stock on May 5, 1998. In addition, the outstanding balance of borrowings to finance the purchase of property and equipment was reduced in May 1998, resulting in a subsequent reduction in interest expense.

As a result of the above factors, Hybridon incurred net losses from operations of $2.6 million and $7.8 million for the three months ended June 30, 1999 and 1998, respectively, and $5.6 million and $16.5 million for the six months ended June 30, 1999 and 1998, respectively.

Hybridon had extraordinary income of $8.9 million for the three and six months ended June 30, 1998 resulting from the conversion of $48.7 million principal amount of 9% Notes to Series A Convertible Preferred Stock in the second quarter of 1998. As a result of this transaction, the Company recorded a net income after extraordinary income of $1.1 million for the three months ended June 30, 1998 and reduced its net loss to $7.6 million for the six months ended June 30, 1998.

Hybridon had an accretion of preferred stock dividends of $1.1 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively, and $2.1 million and $0.6 million for the six months ended June 30, 1999 and 1998, respectively, to reflect the accrued portion of dividends payable to the holders of Series A Preferred Convertible Stock, resulting in a net loss to common stockholders of $3.7 million and a net gain of $0.4 million for the three months ended June 30, 1999 and 1998, respectively, and a net loss of $7.7 million and $8.3 million for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, Hybridon used approximately $4.3 million to fund operating activities. The primary use of cash for operating activities was to fund Hybridon's operating loss of $5.6 million. Hybridon did not engage in any significant investing and financing activities during the six months ended June 30, 1999.

Hybridon had cash and cash equivalents of $1.3 million at June 30, 1999. However, since that date, Hybridon has expended a portion of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On August 13, 1999, Hybridon's obligations included $1.3 million principal amount of 9% Notes, a $6.0 million loan with Forum Capital Markets, LLC and others, $0.5 million of notes payable and approximately $2.3 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis. The note to Forum Capital Markets, LLC and others contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity. Hybridon is not in compliance with such covenants. However, the lender has granted Hybridon a waiver of compliance with the minimum tangible net worth requirement and the minimum liquidity requirement at June 30, 1999 and has agreed not to require compliance with such requirements for any periods commencing July 1, 1999 through August 31, 1999

Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds in the immediate future. Hybridon is currently seeking debt or equity financing in an amount sufficient to support its operations into 2000, and in connection therewith, is in negotiations with several parties to obtain such financing. However, there can be no assurance that Hybridon will obtain any funds or as to the timing thereof. The Company's existing cash resources and proceeds of accounts receivable from HSP customers are expected to be sufficient to fund the Company's operations into September 1999. The Company's management expects such receivables to be collected no later than September 1999, given such customers' payment histories, although there can be no assurance thereof. If the Company is unable to obtain substantial additional new funding by the beginning of September, 1999, Hybridon will be required to further curtail significantly one or more of its core drug development programs, obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own, or terminate operations or seek relief under applicable bankruptcy laws.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

Even if Hybridon obtains sufficient cash to fund its operations into 2000, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financing, to support its operations throughout 2000 and beyond. Except for research and development funding from Searle under its collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing (as opposed to sales of DNA products and reagents manufactured and sold by HSP).

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

Hybridon believes that all of its internal systems will be Y2K compliant by the end of 1999. Hybridon is currently evaluating all of its internal computer systems and microprocessors in light of the Y2K problem. As part of this process, Hybridon has conducted an inventory of its automated instruments and other computerized equipment and is contacting applicable vendors for information regarding Y2K compliance. Hybridon will then upgrade or otherwise modify its internal computer systems and microprocessors, to the extent necessary. Testing of all its internal computer systems and microprocessors has been completed. Hybridon does not expect the cost of bringing all systems and microprocessors into Y2K compliance to be material. Approximately 60% of Hybridon's systems either have been found compliant or have already been brought into compliance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of June 30, 1999, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

               None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               In April, 1999, the Company issued 300,000 shares of Common Stock to Pillar Investments Ltd. ("Pillar") as part of an advisory agreement dated May 5, 1998 entered into by the Company and Pillar, pursuant to which Pillar acts as the Company's non-exclusive financial advisor. The Common Stock was issued in reliance on an exemption from securities registration under Section 4(2) under the Securities Act of 1933, as amended.

               In May, 1999, the Company issued 150,000 shares of Common Stock and 173,333 warrants to purchase additional shares of Common Stock at $3.00 per share to Forum Capital Markets, LLC ("Forum") as part of a loan agreement entered into by the Company and Forum. The Common Stock and warrants were issued in reliance on an exemption from securities registration under Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's Annual Meeting of Stockholders held on June 8, 1999, the stockholders re-elected the following three individuals as Class I Directors to hold office until the 2002 Annual Meeting of Stockholders:

                                     For          Against       Abstain
                                     ---          -------       -------
        Nasser Menhall              9,381,406     157,799         0
        Arthur W. Berry             9,379,726     159,479         0
        Harold L. Purkey            9,379,726     159,479         0

               The term of office as a Director for each of the following individuals continued after the meeting:

               Sudhir Agrawal, D. Phil.
               Camille A. Chebeir
               Yousef El-Zein
               E. Andrews Grinstead, III
               H.F. Powell
               Dr. James B. Wyngaarden
               Dr. Paul C. Zamecnik

               The stockholders also approved a proposal to amend the Company's 1997 Stock Incentive Plan. The holders of 7,603,125 shares of Common Stock voted for the proposal, the holders of 110,631 shares of Common Stock voted against the proposal, the holders of 159,470 shares of Common Stock abstained from voting and the holders of 1,665,979 shares of Common Stock were broker non-votes.

               The stockholders also approved a proposal to amend the Company's 1995 Director Stock Option Plan. The holders of 7,550,065 shares of Common Stock voted for the proposal, the holders of 163,411 shares of Common Stock voted against the proposal, the holders of 159,750 shares of Common Stock abstained from voting and the holders of 1,665,979 shares of Common Stock were broker non-votes.

               Finally, the stockholders ratified the selection of Arthur Andersen LLP as the independent public accountants to audit the Company's consolidated financial statements. The holders of 9,532,615 shares of Common Stock voted for the ratification, the holders of 4,200 shares of Common Stock voted against and the holders of 2,390 abstained from voting.

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1   Financial Data Schedule (EDGAR)

        (b) No current reports on Form 8-K were filed during the six months ended June 30, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HYBRIDON, INC.


August 16, 1999                            /s/ E. Andrews Grinstead, III
---------------                            ------------------------------
Date                                       E. Andrews Grinstead, III
                                           Chairman, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

August 16, 1999                            /s/ Robert G. Andersen
---------------                            ------------------------------
Date                                       Robert G. Andersen
                                           Treasurer (Principal Financial
                                           and Accounting
                                           Officer)

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX


27.1    Financial Data Schedule (EDGAR)