Form 10-Q
period 1999-09-30
HYBRIDON INC
filed 1999-11-15
CIK 861838

As filed with the Securities and Exchange Commission on November 15, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________.

Commission File Number 0-27352

                                 HYBRIDON, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 04-3072298
-------------------------------         ----------------------------------------
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

                                  Yes |X|  No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                   16,262,722
---------------------------------------      -----------------------------------
Class                                        Outstanding as of November 12, 1999

                                 HYBRIDON, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL STATEMENTS
Item 1-       Financial Statements

          Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998.

          Consolidated Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 1999 and 1998.

          Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 1999 and 1998.

          Notes to Consolidated Condensed Financial Statements.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -  Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION

Items 1-3  None

Item 4     None

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS
                                                         September      December
                                                         30, 1999       31, 1998
CURRENT ASSETS:
   Cash and cash equivalents                           $   500,179   $ 5,607,882
   Accounts receivable                                     838,852     1,175,441
   Prepaid expenses and other current assets               102,185       110,827
                                                       -----------   -----------

         Total current assets                            1,441,216     6,894,150
                                                       -----------   -----------
PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                               11,127,035    11,127,035
   Laboratory and other equipment                        9,988,579    11,432,435
                                                       -----------   -----------
                                                        21,115,614    22,559,470

   Less--Accumulated depreciation and amortization      14,162,190    13,788,979
                                                       -----------   -----------
                                                         6,953,424     8,770,491
                                                       -----------   -----------
OTHER ASSETS:
   Deferred financing costs and other assets               531,423       612,374
   Notes receivable from officers                          267,200       258,650
                                                       -----------   -----------

                                                           798,623       871,024
                                                       -----------   -----------

                                                       $ 9,193,263   $16,535,665
                                                       ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt             $   6,078,179    $   6,070,951
   Related party promissory notes payable            1,000,000               --
   Accounts payable                                  2,512,738        2,368,163
   Accrued expenses                                  2,389,804        4,068,679
                                                 -------------    -------------
         Total current liabilities                  11,980,721       12,507,793

LONG-TERM DEBT, NET OF CURRENT PORTION                 413,523          473,094
                                                 -------------    -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE            1,306,000        1,306,000
                                                 -------------    -------------
STOCKHOLDERS' (DEFICIT)EQUITY:
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Series A convertible preferred stock-
         Designated - 1,500,000 shares
         Issued and outstanding--641,023
         and 641,259 shares at September
         30, 1999 and December 31, 1998,
            respectively                                 6,410            6,413
            (Liquidation preference of $00
            at September 30, 1999)
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding - 16,260,731 and
     15,304,825 shares,
     respectively                                       16,261           15,305
   Additional paid-in capital                      246,227,811      241,632,024
   Accumulated deficit                            (249,974,144)    (238,447,837)
   Deferred compensation                              (783,319)        (957,127)
                                                 -------------    -------------

         Total stockholders' (deficit) equity       (4,506,981)       2,248,778
                                                 -------------    -------------
                                                 $   9,193,263    $  16,535,665
                                                 =============    =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         Hybridon, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                            1999              1998         1999            1998
REVENUES:
  Product and service revenue         $  1,577,125    $    846,746    $  4,643,842    $  2,353,435
  Research and development                 150,000         150,000         450,000         949,915
  Interest income                           12,540          44,010          81,724         106,457
  Royalty and other income                  51,970              --         106,950              --
                                      ------------    ------------    ------------    ------------

                                         1,791,635       1,040,756       5,282,516       3,409,807
                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Research and development              3,414,782       5,201,246      10,106,459      17,180,927
    General and administrative             884,109       1,503,845       2,946,564       5,817,864
   Interest                                224,555         296,344         561,949       2,880,307
                                      ------------    ------------    ------------    ------------

                                         4,523,446       7,001,435      13,614,972      25,879,098
                                      ------------    ------------    ------------    ------------

         Loss from operations           (2,731,811)     (5,960,679)     (8,332,456)    (22,469,291)

EXTRAORDINARY ITEM:
   Gain on conversion of 9%
   convertible subordinated notes
   payable                                      --              --              --       8,876,685
                                      ------------    ------------    ------------    ------------

NET LOSS                                (2,731,811)     (5,960,679)     (8,332,456)    (13,592,606)
                                      ------------    ------------    ------------    ------------

ACCRETION OF PREFERRED STOCK
DIVIDENDS                                1,075,899       1,026,500       3,193,851       1,647,000
                                      ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                          $ (3,807,710)   $ (6,987,179)   $(11,526,307)   $(15,239,606)
                                      ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON
SHARE  FROM (Note 3):

   LOSS BEFORE EXTRAORDINARY
   ITEM                               $      (0.17)   $      (0.39)   $      (0.54)   $      (2.11)

   EXTRAORDINARY ITEM                           --              --              --            0.83
                                      ------------    ------------    ------------    ------------

   NET LOSS PER SHARE                        (0.17)          (0.39)          (0.54)          (1.28)

   ACCRETION OF PREFERRED STOCK
   DIVIDENDS                                 (0.07)          (0.07)          (0.20)          (0.15)
                                      ------------    ------------    ------------    ------------
   NET LOSS PER SHARE APPLICABLE TO
   COMMON STOCKHOLDERS                $      (0.24)   $      (0.46)   $      (0.74)   $      (1.43)
                                      ============    ============    ============    ============

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE
(Note 3)                                15,984,146      15,254,825      15,653,562      10,648,116
                                      ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (8,332,456)   $(13,592,606)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Extraordinary gain on conversion of 9% convertible
       subordinated notes payable                                             --      (8,876,685)
     Depreciation and amortization                                     1,825,370       2,419,269
     Loss on disposal of fixed assets                                         --         424,675
     Amortization of deferred compensation                               576,697         163,044
     Amortization of deferred financing costs                             80,951         240,611
     Changes in operating assets and liabilities-
       Accounts receivable                                               336,589        (295,966)
       Prepaid and other current assets                                    8,642         557,703
       Notes receivable from officers                                     (8,550)         (8,550)
       Accounts payable and accrued expenses                            (534,300)        328,673
                                                                    ------------    ------------

              Net cash used in operating activities                   (6,047,057)    (18,639,832)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (8,303)       (340,507)
   Proceeds from sale of fixed assets                                         --         460,000
                                                                    ------------    ------------

              Net cash (used in) provided by investing activities         (8,303)        119,493
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock                      --       7,999,960
   Net proceeds from issuance of common stock                                 --       6,876,676
   Proceeds from issuance of convertible promissory notes payable             --       4,233,833
   Proceeds from related party promissory notes payable                1,000,000              --
   Payments on long-term debt and capital leases                         (52,343)     (4,236,693)
   Decrease in restricted cash and other assets                               --       2,327,186
                                                                    ------------    ------------

              Net cash provided by financing activities                  947,657      17,200,962
                                                                    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (5,107,703)     (1,319,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         5,607,882       2,202,202
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    500,179    $    882,825
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $    532,564    $  1,494,323
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Accretion of Series A convertible preferred stock dividend       $  3,193,851    $  1,026,500
                                                                    ============    ============
   Issuance of common stock in lieu of services                     $  1,000,000    $         --
                                                                    ============    ============
   Issuance of Series A convertible preferred stock and
     attached warrants in exchange for conversion of 9%
     convertible subordinated notes payable and accrued interest    $         --    $ 51,055,850
                                                                    ============    ============
   Issuance of common stock and attached warrants in exchange for
     conversion of convertible promissory notes payable             $         --    $  4,800,000
                                                                    ============    ============
  Issuance of common stock and attached warrants in exchange for
     conversion of accounts payable and other obligations           $         --    $  5,934,558
                                                                    ============    ============
   Conversion of Series A convertible preferred stock into shares
     of common stock                                                $        486    $         --
                                                                    ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensedfinancial statements.

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

         The Company is currently seeking debt or equity financing in an amount sufficient to support its (operations through at least the end of 1999, and in connection therewith, is in negotiations to obtain such financing. Subsequent to September 30, 1999, the Company obtained approximately $500,000 under a loan agreement (the Loan) from new and existing investors (the New Investors). No later than December 31, 1999, the Loan will be converted, at the option of the New Investors, into either (i) preferred stock or (ii) secured debt, as defined. In addition, the Company has also received approximately $500,000 (and an additional $400,000 in escrow) under the terms of its current debt offering of 8% Notes convertible to common stock at $.60 per share. While the terms of this financing have been agreed to, the parties have not yet finalized the documentation. It is therefore possible that the Company may not consummate this financing and gain use of these funds. The Company does not, however, anticipate any such difficulties. If the Company is unable to obtain additional financing by the end of 1999, it will be forced to obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own, or terminate operations or seek relief under applicable bankruptcy laws.

         On December 3, 1997, the Company was delisted from the Nasdaq Stock Market, Inc. (NASDAQ) because the Company was not in compliance with the continued listing requirements of the NASDAQ National Market. The Company is currently trading on the NASD OTC as a result of the delisting.


(2)      UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods

                         Hybridon, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

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

(4)      CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 1999 and December 31, 1998 consisted of the following (at amortized cost, which approximates fair market value):
                                                     September         December
                                                     30, 1999          31, 1998
             Cash and cash equivalents-
               Cash and money market funds          $  407,966        $3,865,365
               Corporate bond                           92,213         1,742,517
                                                    ----------        ----------
                                                    $  500,179        $5,607,882
                                                    ==========        ==========

                         Hybridon, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(5)      9.0% CONVERTIBLE SUBORDINATED NOTES

         On April 2, 1997, the Company issued $50,000,000 of 9.0% convertible subordinated notes (the 9% Notes). On May 5, 1998 noteholders holding $48.7 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock, approximately $2,355,000 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of September 30, 1999, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the Noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

(6)      NOTE PAYABLE TO LENDERS

         During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lenders). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at the Lender's option, in whole or in part, into shares of common stock at a rate equal to $2.40 per share; (v) the note includes a minimum liquidity covenant of $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company has received waivers of noncompliance with the minimum tangible net worth covenant and for the minimum liquidity covenant through November 30, 1999. The Company has classified the outstanding balance of $6,000,000 at September 30, 1999 and December 31, 1998 as a current liability in the accompanying consolidated balance sheet at it does not expect to remain in compliance with the financial covenants. In connection with refinancing the note payable to a bank, Forum received $400,000, which was reinvested by Forum to purchase 160,000 shares of common stock with 40,000 attached warrants at an exercise price of $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Forum received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

(7)      RELATED PARTY PROMISSORY NOTES PAYABLE

         During September 1999, the Company entered into two $500,000 promissory notes payable with the Company's Chief Executive Officer and President (the Lender). The terms of the promissory notes payable are as follows:
         (i) the maturity is March 1, 2000, subject to certain conditions, as defined; (ii) interest is payable at the option of the Lender at either
         (a) 12% payable in cash, or (b) 15% payable in common stock of the Company at $.50 per share; (iii) interest is payable monthly in arrears, beginning October 1, 1999; and (iv) the term note may be prepaid in whole or in part, at anytime without penalty. The promissory notes payable are secured by substantially all tangible and intangible assets of the Company.

(8)      STOCK OPTION REPRICING

         In September 1999, the Company's Board of Directors authorized a repricing of all outstanding stock options. Under the terms of the repricing, all current option holders (5,251,827 shares) had their options repriced to an exercise price of $.50 per share. Under Accounting Principles Board Opinion No. 25, the Company is required to use variable plan accounting for these options until their expiration or exercise.

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

Hybridon has incurred cumulative losses from inception through September 30, 1999 of approximately $250.0 million. Hybridon has significantly reduced its operating expenses pursuant to a restructuring commenced in the second half of 1997 and completed in 1998. Hybridon expects that, assuming adequate financing can be obtained, its research and development expenses will be significant in 1999 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and have significant capital requirements that it will not be able to satisfy with internally generated funds. As of November 12, 1999, the Company had 45 full-time employees.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Hybridon had total revenues of $1.8 million and $1.0 million for the three months ended September 30, 1999 and 1998, respectively, and had total revenues of $5.3 million and $3.4 million for the nine months ended September 30, 1999 and 1998, respectively. Revenues from products and services were $1.6 million and $0.8 million for the three months ended September 30, 1999 and 1998, respectively, and $4.6 million and $2.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily the result of increased sales to HSP customers and receipt of service revenues from MethylGene, Inc., an entity in which the Company has an approximately 30% equity interest and OriGenix Technologies, Inc., an entity in which the Company has an approximately 49% equity interest.

Revenues from research and development collaborations were $0.2 million for both the three months ended September 30, 1999 and 1998, and $0.5 million and $0.9 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily due to a reduction in revenues recorded under a License Agreement with MethylGene, Inc.

Hybridon's research and development expenses were $3.4 million and $5.2 million for the three months ended September 30, 1999 and 1998, respectively, and $10.1 million and $17.2 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease reflects Hybridon's reduction of its operating expenses in 1997 and 1998 pursuant to the restructuring commenced in 1997 and completed in 1998 and the lower levels of cash available for expenditures in 1999. The restructuring included the discontinuation of operations at Hybridon's facilities in Europe, and also resulted in significant reductions in employees and employee-related expenses, clinical and outside testing, consulting, materials and lab expenses.

In addition, the facilities expense included in research and development expenses decreased significantly in 1999 as a result of the relocation of the Company's corporate offices and lab space in July 1998 from Cambridge to Milford, Massachusetts and the sublease of its unused facilities.

Hybridon's general and administrative expenses were $0.9 million and $1.5 million for the three months ended September 30, 1999 and 1998, respectively, and $2.9 million and $5.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease reflects Hybridon's reduction of its operating expenses in 1997 and

1998 pursuant to the restructuring commenced in 1997 and completed in 1998 and which resulted in significant reduction in employees and employee-related expenses and consulting expenses. General and administrative expenses related to business development, public relations and legal and accounting expenses also decreased in 1999.

In addition, the facilities expense included in general and administrative expenses also decreased significantly in 1999 as a result of the relocation of the Company's corporate offices to Milford, Massachusetts in 1998.

Hybridon's patent expenses remained at approximately the same level in 1999 as 1998.

Hybridon's interest expense was $0.2 million and $0.3 million for the three months ended September 30, 1999 and 1998, respectively, and $0.6 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease is attributable to the exchange of approximately $48.7 million of the 9% convertible subordinated notes (the "9% Notes") issued in the second quarter of 1997 for Series A Preferred Stock on May 5, 1998. In addition, the outstanding balance of borrowings to finance the purchase of property and equipment was reduced in May 1998, resulting in a subsequent reduction in interest expense.

As a result of the above factors, Hybridon incurred net losses from operations of $2.7 million and $6.0 million for the three months ended September 30, 1999 and 1998, respectively, and $8.3 million and $22.5 million for the nine months ended September 30, 1999 and 1998, respectively.

Hybridon had extraordinary income of $8.9 million for the nine months ended September 30, 1998 resulting from the conversion of $48.7 million principal amount of 9% Notes to Series A Convertible Preferred Stock in the second quarter of 1998. As a result of this transaction, the Company reduced its net loss to $13.6 million for the nine months ended September 30, 1998.

Hybridon had accretion of preferred stock dividends of $1.1 million and $1.0 million for the three months ended September 30, 1999 and 1998, respectively, and $3.2 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively, to reflect the accrued portion of dividends payable to the holders of Series A Preferred Convertible Stock, resulting in a net loss to common stockholders of $3.8 million and $7.0 million for the three months ended September 30, 1999 and 1998, respectively, and a net loss to common stockholders of $11.5 million and $15.2 million for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, Hybridon used approximately $6.0 million to fund operating activities. The primary use of cash for operating activities was to fund a portion of Hybridon's operating loss of $8.3 million.

Hybridon had cash and cash equivalents of $0.5 million at September 30, 1999. However, since that date, Hybridon has expended a portion of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On November 12, 1999, Hybridon's obligations included a $1.0 million loan described below with E. Andrews Grinstead III, Hybridon's Chairman and President, $1.3 million principal amount of 9% Notes, a $6.0 million loan with Forum Capital Markets, LLC and others (collectively, the "Lenders"), a $0.5 million loan as described below, approximately $0.5 million in 8% Convertible Notes as described below, and approximately $2.3 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis. The note to the Lenders contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity. Hybridon is not in compliance with those covenants. However, Forum Capital Markets has granted Hybridon a waiver of compliance with the minimum tangible net worth requirement and the minimum liquidity requirement at September 30, 1999 and has agreed not to require that Hybridon comply with those requirements for any periods commencing October 1, 1999 through November 30, 1999. A representative of the other Lenders has indicated informally to Hybridon that the other Lenders intend to do likewise, but they have not yet entered into a written agreement to that effect.

On September 1, 1999 and September 27, 1999, Hybridon entered into two six month, $500,000 promissory notes payable and a loan agreement with E. Andrews Grinstead III, Hybridon's Chairman and President. The loan is payable with interest, at the option of the lender, at the rate of either (a) 12% per annum, payable in cash or (b) 15% per annum, payable in Hybridon's common stock at the rate of $0.50 per share. Interest is due and payable monthly in arrears on the first business day of each month commencing on October 1, 1999 until March 1, 2000. The loan agreement provides that it is the intent of the parties that upon the closing of any third party debt financing on or before March 1, 2000, this loan will be converted into a portion of the credit facility made pursuant to such debt financing. If for any reason the third party debt financing does not close on or before March 1, 2000, the lender will have the option (a) to convert the entire loan to a five-year term loan bearing interest at 8% per annum, with the right to receive warrants to purchase in the aggregate 2,100,000 shares of Hybridon common stock at per-share exercise prices of $1.50 (for three-year warrants) and $1.25 (for four-year warrants), subject to downward adjustment, at the one-year anniversary of the warrant issuance date, to the per-share market price of Hybridon's common stock, in the case of the warrants having a $1.50 exercise price, and to 83.3% of the per-share market price of Hybridon's common stock, in the case of the warrants with a $1.25 exercise price, if the market price does not exceed $1.50, (b) to convert the entire loan to a demand loan bearing interest at the lender's option at either (i) 12% per annum, payable in cash or (ii) 15% per annum, payable in Hybridon's common stock at the rate of $0.50 per share, or (c) to declare the entire principal and interest immediately due and payable. The loan may be prepaid without premium or penalty at any time. The loan is secured by substantially all the assets of Hybridon.

During October and November 1999, Hybridon raised approximately %500,000 under a loan agreement with various parties. The loan will be converted, at the lenders' option, into either (a) preferred equity, or (b) secured debt, no later than December 31, 1999, as described below. Hybridon will pay the lenders interest monthly in arrears on the unpaid principal amount of the loan at the rate of 8% per annum, payable in common stock at the rate of $0.50 per share, on the first business day of each month that the loan is outstanding, commencing November 1, 1999. The loan may be prepaid without premium or penalty at any time. Any preferred stock into which such loan is converted will (i) rank senior to existing preferred stock, but junior to all debt, (ii) will be paid a dividend of 8% per annum, payable semi-annually in arrears, which will be payable in Hybridon common stock, priced at the market price on the record date, (iii) will be convertible to Hybridon common stock at the rate of $0.50 per share at any time and (iv) will be callable by Hybridon at any time after three years. Any secured debt into which such loan will be converted will (a) have a five-year term, (b) will bear 8% interest, payable semi-annually in arrears, payable in cash or Hybridon common stock, at Hybridon's option, (c) will be convertible into common stock at $0.60 per share, (d) will be prepayable by Hybridon, in whole or in part, at any time in cash; provided however, that if the loan is prepaid at Hybridon's election during the first three years of the term, Hybridon will issue a number of warrants with an exercise price of $0.60 per share to purchase common stock equal to the number of shares into which the amount prepaid was convertible, (e) will be secured by all assets of Hybridon and (f) will rank pari passu with the current $6.0 million loan held by the Lenders.

During October 1999, Hybridon commenced an offering that will extend through December 1999. If such offering is consummated, the September notes and October loans described above are expected to convert and become part of the offering. The terms of the offering are as follows: (a) three-year term; (b) interest rate of 8%, payable semi-annually in arrears; (c) interest is payable in cash or in additional notes, at Hybridon's option; (d) convertible into common stock at $0.60 per share; (e) prepayable by Hybridon, in whole or in part, at any time in cash; (f) if prepaid at Hybridon's election during the first three years of the term, Hybridon will issue a number of warrants to purchase common stock equal to the number of shares into which the amount prepaid was convertible, with a $0.60 strike price; and (g) secured by substantially all assets. The securities offered have not been and will not be registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. As of November 15, 1999, Hybridon had received approximately $500,000 (and an additional $400,000 in escrow) under the terms of this offering. While the terms of this financing have been agreed to, the parties have not yet finalized the documentation. It is therefore possible that Hybridon may not consummate this financing and gain use of these funds. Hybridon does not, however, anticipate any such difficulties.

Hybridon's ability to continue operations in 1999 depends on its success in obtaining new funds in the immediate future. Hybridon is currently seeking debt or equity financing in an amount sufficient to support its operations into 2000, and in connection therewith, is in negotiations with several parties to obtain such financing. However, there can be no assurance that Hybridon will obtain any funds or as to the timing thereof. Hybridon's existing cash resources are expected to be sufficient to fund Hybridon's operations through the end of 1999. If Hybridon is unable to obtain substantial additional new funding by the end of 1999, Hybridon will be required to obtain funds through arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own, or terminate operations or seek relief under applicable bankruptcy laws.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

Even though Hybridon has obtained sufficient cash to fund its operations for the balance of 1999, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financing, to support its operations throughout 2000 and beyond. Except for research and development funding from Searle under its collaborative agreement with Searle (which is subject to early termination in certain circumstances), Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing (as opposed to sales of DNA products and reagents manufactured and sold by HSP).

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

Hybridon believes that all of its internal systems will be Y2K compliant by the end of 1999. Hybridon is currently evaluating all of its internal computer systems and microprocessors in light of the Y2K problem. As part of this process, Hybridon has conducted an inventory of its automated instruments and other computerized equipment and is contacting applicable vendors for information regarding Y2K compliance. Hybridon will then upgrade or otherwise modify its internal computer systems and microprocessors, to the extent necessary. Testing of all its internal computer systems and microprocessors have been completed. Hybridon does not expect the cost of bringing all systems and microprocessors into Y2K compliance to be material. Approximately 90% of Hybridon's systems either have been found compliant or have already been brought into compliance.

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

For a more complete discussion of the factors that could cause actual results to differ materially from such forward looking statements, see the discussion thereof contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in Hybridon's Annual Report on Form 10-K for the year ended December 31, 1998, which information is incorporated herein by reference. Hybridon disclaims any intention or obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of September 30, 1999, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On September 23, 1999, Hybridon lifted the contractual "lock-up" provision concerning the sale of common stock acquired by certain investors in May 1998.

         On September 7, 1999, Hybridon entered into a non-exclusive license agreement with Genzyme Molecular Oncology, a division of Genzyme Corporation ("Genzyme"). Under the license agreement, Hybridon obtained a non-exclusive license to patent rights relating to antisense compounds that interfere with the expression of MDM2, a cancer-related protein, methods for treating cancers with these compounds, and methods for identifying these compounds. These patent rights are exclusively licensed to Genzyme by the Johns Hopkins University. In exchange for the patent rights, Genzyme received an up-front payment. If Hybridon successfully develops therapeutic products through the use of these rights, Genzyme will receive significant milestone payments and royalty payments on product sales.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Licensing Agreement dated September 7, 1999, between Genzyme Corporation and Hybridon, Inc.

         10.2 Form of loan agreement relating to a loan in the amount of $454,901 made to Hybridon, Inc. in October 1999 by various parties.

         10.3 Form of promissory note relating to a loan in the amount of $454,901 made to Hybridon, Inc. in October 1999 by various parties.

         10.4 Loan Agreement dated as of September 1, 1999, between Hybridon, Inc. and E. Andrews Grinstead III.

         10.5 Term promissory note in the amount of $500,000 dated September 1, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead III.

         10.6 Term promissory note in the amount of $500,000 dated September 27, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead III.

         27.1     Financial Data Schedule (EDGAR)

(b) No current reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HYBRIDON, INC.


November 15, 1999                     /s/ E. Andrews Grinstead, III
-----------------                    ---------------------------------------
Date                                 E. Andrews Grinstead, III
                                     Chairman, President and Chief Executive
                                     Officer (Principal Executive Officer)


November 15, 1999                    /s/ Robert G. Andersen
-----------------                    ----------------------
Date                                 Robert G. Andersen
                                     Treasurer (Principal Financial and
                                     Accounting Officer)

                                 HYBRIDON, INC.

                                 EXHIBIT INDEX


10.1 Licensing Agreement dated September 7, 1999, between Genzyme Corporation and Hybridon, Inc.

10.2 Form of loan agreement relating to a loan in the amount of $454,901 made to Hybridon, Inc. in October 1999 by various parties.

10.3 Form of promissory note relating to a loan in the amount of $454,901 made to Hybridon, Inc. in October 1999 by various parties.

10.4 Loan Agreement dated as of September 1, 1999, between Hybridon, Inc. and E. Andrews Grinstead III.

10.5 Term promissory note in the amount of $500,000 dated September 1, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead III.

10.6 Term promissory note in the amount of $500,000 dated September 27, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead III.

27.1     Financial Data Schedule (EDGAR)