Form 10-K
period 1999-12-31
HYBRIDON INC
filed 2000-03-30
CIK 861838

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

         For the Fiscal Year Ended December 31, 1999

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $27,593,715 million as of March 28, 2000.

For purposes of determining this number, 6,056,444 shares of common stock held by affiliates are excluded.

As of March 28, 2000, the registrant had 16,323,873 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy                       Items 10, 11, 12 and 13
Statement with respect to the Annual                     of Part III.
Meeting of Stockholders to be held on
June 12, 2000.

                                 HYBRIDON, INC.
                                    FORM 10-K
                                      INDEX

PART I     6
ITEM 1.    BUSINESS...........................................................6
           HYBRIDON...........................................................6
           TECHNOLOGY OVERVIEW................................................6
                Conventional Drugs............................................7
                Antisense Drugs...............................................7
           HYBRIDON TECHNOLOGY................................................8
                Medicinal Chemistries.........................................8
                Manufacturing Technology......................................8
                Proprietary Analytical Tools..................................9
                Regulatory Know-How...........................................9
           DRUG DEVELOPMENT AND DISCOVERY.....................................9
                The Drug Development and Approval Process.....................9
                Hybridon Drug Development and Discovery Programs.............10
           CLINICAL PROGRAMS.................................................10
                Cancer.......................................................10
                HIV-1 and AIDS...............................................11
           PRECLINICAL PROGRAMS..............................................11
           HYBRIDON SPINOUTS.................................................12
                MethylGene, Inc..............................................12
                OriGenix Technologies Inc....................................12
           CORPORATE COLLABORATIONS..........................................12
                G.D. Searle & Co.............................................13
                Medtronic, Inc...............................................13
           HYBRIDON SPECIALTY PRODUCTS.......................................13
           MARKETING STRATEGY................................................14
           ACADEMIC AND RESEARCH COLLABORATIONS..............................15
           DRUG DEVELOPMENT SERVICES.........................................15
           PATENTS, TRADE SECRETS, AND LICENSES..............................15
           GOVERNMENT REGULATION.............................................17
                FDA Approvals................................................17
                Other Regulation.............................................17
           COMPETITION.......................................................18
           EMPLOYEES.........................................................18
ITEM 2.    PROPERTIES........................................................19
ITEM 3.    LEGAL PROCEEDINGS.................................................19
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19
           EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF HYBRIDON..........19
           Executive Officers................................................19
           Significant Employees.............................................19
PART II    21
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................21
ITEM 6.    SELECTED FINANCIAL DATA...........................................23
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................25
           GENERAL...........................................................25
           RESULTS OF OPERATIONS.............................................25
                Revenues.....................................................25
                Research and Development Expenses............................25

                General and Administrative Expenses..........................26
                Interest Expense.............................................26
                Restructuring Charge.........................................26
                Net Loss.....................................................26
           LIQUIDITY AND CAPITAL RESOURCES...................................27
                General......................................................27
                Cash Resources...............................................27
           1998 FINANCING ACTIVITIES.........................................28
                Credit Facility..............................................28
                Facility Leases..............................................29
                Net Operating Loss Carryforwards.............................29
RISK FACTORS.................................................................29
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........31
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................31
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................31
PART III   32
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
           EMPLOYEES OF HYBRIDON.............................................32
ITEM 11.   COMPENSATION OF EXECUTIVE OFFICERS................................32
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32
PART IV    32
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...32 SIGNATURES 38
POWER OF ATTORNEY AND SIGNATURES.............................................38

                           FORWARD-LOOKING STATEMENTS


         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Hybridon intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Hybridon's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed in the Risk Factors section of this Annual Report on Form 10-K. Hybridon does not undertake to update any forward-looking statements.

                                     PART I

ITEM 1.       BUSINESS

HYBRIDON

         Hybridon, Inc., established in 1989, is involved in the discovery and development of genetic drugs, which are drugs that treat diseases by acting on a particular gene or protein. The genetic drugs being developed by Hybridon are based on "antisense" technology, in that they use synthetic genetic material, also called oligonucleotides, with the aim of inhibiting or reducing the body's production of proteins that directly or indirectly cause a given disease.

         Hybridon has developed and owns antisense technology that includes important new medicinal chemistries (relating to the design and manufacture of new antisense compounds), analytical chemistry (relating to the detection and identification of compounds inside and out of the body), and manufacturing technology.

         Hybridon also has rights to technology allowing the chemical modification of oligonucleotides, has particular expertise in the efficient design and development of antisense drugs, and has devised innovations in the manufacture of oligonucleotides. In addition, it has one of the few large-scale oligonucleotide manufacturing facilities.

         These aspects of Hybridon's business are discussed below.

TECHNOLOGY OVERVIEW

Introduction

         The heart, brain, liver and other organs in the human body function together to support life. Each microscopic cell within these organs produces proteins that affect how that cell functions within its organ, and ultimately how efficiently each organ functions within the body. Almost all human diseases are caused by abnormal production or performance of proteins within individual cells. In some instances, cell proteins act directly to cause or support a disease. In other instances, cell proteins interfere with other proteins that prevent or combat disease. Traditional drugs are designed to interact with protein molecules that cause or support diseases. Antisense drugs are designed to work at an earlier stage, in that they are designed to stop the production of disease-causing or disease-supporting proteins.

         The information that controls a cell's production of a specific protein is contained in the gene relating to that protein. Each gene is made up of two intertwined strands of DNA that form a structure called a "double helix." Each strand of DNA consists of a string of individual DNA building blocks, called nucleotides, arranged in a specific sequence. One of the paired strands contains the information that directs the composition of a specific protein, and is called the "coding" strand. The other strand, the "non-coding" strand, contains a different but complementary sequence of nucleotides. Each strand is made of linked molecules, known as the "backbone," and attached to the backbone are molecules known as "bases." It is the sequence of bases that contains genetic information.

         The full complement of human genes, known as the human "genome," consists of over 100,000 genes and contains the information required to produce all human proteins. A copy of the complete human genome is present in each cell, and each cell makes proteins based on its copy of the genome. Cells make proteins in a two-stage process. First, the cell creates a molecule of messenger RNA consisting of a string of nucleotides in a sequence complementary to the sequence of the coding strand of DNA. This is called the "sense" sequence. A sequence that is complementary to the sense sequence is called the "antisense" sequence. The cell then produces proteins based on the information contained in the messenger RNA. The number of copies of messenger RNA the cell produces will affect how many copies of a given protein it produces.

         A normal cell produces a given set of normal proteins in the right amount for the body to function properly. A diseased cell produces inappropriate or mutant proteins, or produces the wrong amount of normal proteins. A cell produces mutant proteins when its DNA changes, either through mutation, as in many types of cancer cells, or by infection with a virus.

Conventional Drugs

         Most drugs are chemicals that stimulate or suppress the function of a particular molecule, usually a protein, with tolerable side effects. Most side effects arise when a drug interacts with other proteins in addition to the target protein. Generally, the fewer other proteins a drug interacts with, the fewer the side effects.

         Conventional drugs generally aim to bind only two or three points of the target molecule. Frequently, however, sites on other non-target molecules resemble the target binding site enough to permit the conventional drug to bind to some degree to those non-target molecules. This lack of selectivity can result in unwanted side effects, potentially leading to decreased effectiveness.

         A further characteristic of conventional drugs is that developing them is a time-consuming and expensive process. For every compound that is found to be effective and have tolerable side effects, thousands may be investigated and rejected.

Antisense Drugs

         An oligonucleotide with a sequence exactly complementary to that of the messenger RNA of a specific gene can bind to and inhibit the expression of messenger RNA, thereby decreasing or eliminating the production of disease-causing or disease-supporting proteins. Antisense technology involves the design and synthesis of such oligonucleotides. Hybridon believes that drugs based on antisense technology may be more effective, cause fewer side effects, and have a greater range of applications than conventional drugs because antisense drugs are designed to intervene in the production of proteins, rather than after the proteins are made, and in a highly specific fashion.

         Advances in mapping the human genome, including work conducted by academic institutions, biotechnology companies and pharmaceutical companies, have allowed many targets for antisense drugs to be identified. Once a gene associated with a disease-associated protein is identified, an antisense oligonucleotide can be designed, and the pharmaceutical effects of that oligonucleotide can be improved by chemical modification. Chemically-modified oligonucleotides can be composed of DNA, RNA, or a combination of the two.

         Because the nucleotide sequence of a chemically-modified antisense oligonucleotide is complementary to its target sequence on the messenger RNA of a given gene, the antisense oligonucleotide forms a large number of bonds at the target site, typically between 40 and 60. This allows it to form a strong bond with the messenger RNA. A few identical messenger RNA molecules can cause the cell to produce many copies of a protein; similarly, a few identical chemically-modified antisense oligonucleotides can stop this process. This is due in part to an enzyme called RNase H that can destroy messenger RNA bound to an oligonucleotide without destroying the oligonucleotide itself, thus freeing the oligonucleotide to bind with, and cause the destruction of, other messenger RNA molecules. This process is generally known as catalytic activity. All of Hybridon's drugs are designed to take advantage of this catalytic activity so that a relatively small number of antisense molecules can effectively inhibit production of disease-associated proteins.

HYBRIDON TECHNOLOGY

         Hybridon's antisense chemistry builds on the pioneering work in the antisense field begun in the 1970s by Dr. Paul C. Zamecnik, a founder, consultant and director of Hybridon. Development of Hybridon's antisense chemistry has been directed by Dr. Sudhir Agrawal, Hybridon's Chief Scientific Officer, and now also President and Acting Chief Executive Officer. It has been based on what is referred to in this prospectus as "advanced chemistries," namely Hybridon's ability to alter the chemical makeup of the oligonucleotide backbone in a manner that makes oligonucleotides safer and more stable without adversely affecting their ability to promote the destruction of messenger RNA.

         Medicinal Chemistries. Hybridon's first antisense drug, GEM(R) 91, targets the messenger RNA that codes for an essential protein in Type 1 Human Immunodeficiency Virus, or "HIV-1." GEM(R) 91 is based on first-generation phosphorothioate chemistry, which altered the naturally-occurring, or native, form of oligonucleotides by replacing certain oxygen atoms in the backbone with sulfur atoms. GEM(R) 91 was more stable than native DNA, but was still able to trigger the action of RNaseH, leading to catalytic activity. However, there were side effects caused by the administration of this modified DNA into the body. In particular, in the last clinical trial of GEM(R) 91 treatment of three of the nine patients with advanced HIV disease was interrupted due to unacceptable decreases in platelet counts. As a result, Hybridon discontinued the GEM(R) 91 program. Hybridon has, however, used the information gained from the human clinical trials of GEM(R) 91 to design its advanced oligonucleotide chemistries.

         Hybridon's scientists have designed and made over twenty families of advanced oligonucleotide chemistries, including DNA/RNA combinations, also called hybrid or mixed backbone chemistries. Hybridon believes that antisense compounds based on these advanced chemistries will show favorable pharmaceutical characteristics and significantly improve therapeutic value compared to earlier antisense drug candidates. These compounds are likely to have the following desirable characteristics:

o        fewer side effects

o greater stability in the body, thereby permitting a patient to take doses less frequently

o        greater potency, thereby permitting a patient to take lower doses

o potential for multiple routes of administration (such as by injection, orally, or topically)

         Immunostimulatory Technology. It is well-known that the first generation phosphorothioate oligonucleotides containing the dinucleotide sequence CpG mobilize the body's immune defense system. This is called immunostimulation. Hybridon has found that selectively changing the backbone chemistry at specific points relative to the CpG in the molecule will cause significant decreases or increases in the immunostimulatory activities. These discoveries are being used to both enhance and suppress this activity depending on the therapeutic use. For example, an oligonucleotide causing enhanced immunostimulation could be used as an anti-cancer therapy, or used together with other components of a vaccine. Modifications that decrease immunostimulation are used to reduce the side-effects of some antisense oligonucleotide compounds.

         Drug Potentiation Technology. Hybridon has discovered that certain oligonucleotides are able to enhance the activity of irinotecan, a marketed anti-cancer drug, when the two are used together in animal models of cancer. The observed increase in activity is not solely due to an antisense mechanism. This discovery is being further studied to determine the mechanism of the effect and to possibly prepare for human clinical trials.

         Manufacturing Technology. Hybridon's expertise in the synthesis of chemically modified oligonucleotides has served as the foundation of its manufacturing technology and know-how. Hybridon has developed proprietary technology, including equipment, to increase the purity of its oligonucleotides, make the production process more efficient, increase the scale of production, and significantly reduce the cost of oligonucleotide-based drugs.

         Proprietary Analytical Tools. Hybridon has established analytical tools and processes that enable it to test the purity of oligonucleotides more quickly and accurately than would be feasible using traditional methods. Hybridon uses the resulting information to improve quality control, to assist it in complying with regulatory requirements, and to monitor absorption and stability of its drugs in preclinical and clinical trials.

         Regulatory Know-How. Hybridon drug development and manufacturing personnel have extensive experience in working with the FDA and other drug regulatory agencies in an efficient and cost-effective manner. Hybridon has assisted customers of Hybridon Specialty Products ("HSP"), Hybridon's contract manufacturing division, in preparing essential components of their submissions to the FDA.

DRUG DEVELOPMENT AND DISCOVERY

The Drug Development and Approval Process

         The process of taking a compound from the laboratory to human patients generally takes 10 to 15 years. This process is extremely expensive and is rigorously regulated by governmental agencies, including, in the U.S., the Food and Drug Administration, or the "FDA". Each drug must undergo a series of trials (preclinical and clinical) before the FDA will consider approving it for commercial sale. The FDA or any company conducting drug trials can discontinue those trials at any time if it feels that patients are being exposed to an unacceptable health risk or if there is not enough evidence that the drug is effective. The FDA may also require a company to provide additional information or conduct additional tests before it will permit a drug to proceed from one phase of trials to the next.

         The phases of preclinical and clinical trials are described below:

o Preclinical Studies. Preclinical trials involve the testing of a given compound in animals to provide data on the activity and safety of the compound before the compound is administered to humans.

o Investigational New Drug Application. If the data from research and preclinical trials are promising, Hybridon may file an Investigational New Drug Application, or "IND," with the FDA. The IND contains the results of the preclinical trials and the protocol for the first clinical trial. The IND becomes active in 30 days unless the FDA disapproves it or requires additional information. Once the IND becomes active, Hybridon can begin clinical trials in the U.S.

o Phase I Clinical Trials. In Phase I trials, the drug is given to a small group of healthy individuals or patients with the disease. These trials are designed to produce data on the drug's safety, the maximum safe dose, and how the drug is absorbed, distributed, metabolized and excreted over time. In some cases, Phase I trials can give an early indication of a drug's effectiveness. A limited Phase I trial is sometimes called a Pilot Phase I trial.

o Phase I/II Clinical Trials. In Phase I/II trials, the drug is given to patients with the diseases to evaluate safety and to get an early indication of a drug's effectiveness. This type of trial is commonly used in the evaluation of oncology drugs.

o Phase II Clinical Trials. In Phase II trials, the drug is given to a larger group of patients with the disease for purposes of evaluating the drug's effectiveness and side effects at varying doses and schedules of administration and thereby determining the optimal dose and schedule for the larger Phase III trials that follow.

o Phase III Clinical Trials. These trials generally have a large number of patients. The primary purpose of a Phase III trial is to confirm the drug's effectiveness and produce additional information on side effects.

o New Drug Application. Once Phase III trials are complete, Hybridon will file a New Drug Application, or "NDA," with the FDA. The NDA contains all of the information gathered from the Phase I, I/II, II and III trials. Based on the FDA's review of the NDA, the FDA may approve the drug for commercial sale. The FDA may deny an NDA if the applicable regulatory requirements are not met. The FDA may also require additional tests before approving an NDA. Even after approval by the FDA, Hybridon must file additional reports about the drug with the FDA from time to time. The FDA may withdraw product approvals if a company fails to comply with ongoing regulatory standards or if problems occur after a company starts marketing a drug.

o Accelerated Approval. The FDA is authorized to grant accelerated review to NDAs for drugs that are intended to treat persons with debilitating and life-threatening illnesses, especially if no satisfactory alternatives are available. The more severe the disease, the more likely it is that the drug will qualify for accelerated review. If a new drug is approved after accelerated review, the FDA may require Hybridon to conduct specific post-marketing studies regarding the drug's safety, benefits and optimal use.

         The regulatory process in other countries is generally similar to the U.S. regulatory process.

Hybridon Drug Development and Discovery Programs

         Hybridon is focusing its drug development and discovery efforts on developing antisense compounds for the treatment of diseases in three major therapeutic areas: cancer, viral infections and diseases of the eye.

         Hybridon believes there are significant additional opportunities for the use of antisense, particularly in the treatment of cancer. Compared to conventional anti-cancer drugs, antisense may provide:

o        more specific therapy

o more rapid development of drugs targeting newly-discovered cancer-related proteins

o fewer toxic side effects, thereby allowing repeat and long-term therapy, either alone or in combination with other cancer therapies (such as radiation or chemotherapy)

o when used in combination therapy, therapeutic effects that complement the benefits of conventional drugs

         For these reasons, Hybridon is exploring new antisense targets relevant to the treatment of cancer.

CLINICAL PROGRAMS

         Hybridon has conducted clinical trials with antisense drugs targeting the following diseases. Hybridon is seeking partners for each of its compounds in clinical development.

Cancer

         Unlike normal human cells, cancer cells grow in an uncontrolled and harmful manner. The protein molecule protein kinase A, or "PKA," has been implicated in the formation and growth of various solid tumors, including colon, ovarian, breast, and lung tumors. There are two kinds of PKA. It is normal to find type I in developing fetuses, but abnormal to find it in adults. By contrast, PKA type II is found in, and is necessary to the health of, normal adults. Certain cancer cells produce PKA type I in adults. Hybridon is developing a cancer drug, GEM(R) 231, that is designed to reduce the production of the harmful PKA type I without interfering with the production of PKA type II. Current drug candidates based on conventional mechanisms have unacceptable side effects.

         Hybridon has conducted a Phase I clinical trial to evaluate the safety of GEM(R) 231 at multiple doses, and has found that patients tolerate it well. This trial explored the maximum tolerated dose of GEM(R) 231 for both single doses and multiple doses, and even high doses of GEM(R) 231 did not show the side effects normally seen with current cancer treatments. This trial was not conducted for the purpose of evaluating the efficiency of GEM(R) 231.

         Hybridon is currently conducting additional studies with GEM(R) 231 in patients with solid tumors that had not been cured by prior therapy. These studies include a pilot Phase II trial and a Phase I/II trial. In addition, Hybridon has begun the first in a series of Phase I/II trials treating patients with solid tumors with GEM(R) 231 in combination with the anti-cancer therapies Taxol(R) and Taxotere(R).

HIV-1 and AIDS

         Acquired Immune Deficiency Syndrome, "AIDS," is caused by infection with HIV-1 and leads to severe, life-threatening impairment of the immune system. AIDS therapy using a combination of drugs has resulted in decreased rates of death and improvement in the quality of life for patients who are HIV-positive or have AIDS. There are however, increasing reports that this therapy may be failing to give sustained clinical benefit. Hybridon believes this underscores the need for new AIDS therapies.

         Hybridon has completed a Pilot Phase I clinical study in Europe of GEM(R) 92, Hybridon's advanced chemistry compound for the treatment of HIV-1 infection and AIDS. This study was designed to explore the safety of GEM(R) 92 and to provide information on its absorption after oral dosing and injection. The patients tolerated well all doses that they were given in the pilot study. Further, GEM(R) 92 was detected in the blood after both oral dosing and injection, suggesting that it may be possible to develop GEM(R) 92 as an oral drug. Hybridon believes this was the first study of the oral administration of an antisense molecule to humans. In in-vitro studies, beneficial effects were observed when GEM(R) 92 was used in combination with several marketed AIDS drugs. Importantly, both its medicinal approach and genetic target are unique, in that no antisense drug has been approved for the treatment of AIDS, and no other drug has the same target on the HIV-1 genome.

PRECLINICAL PROGRAMS


Hybridon has also conducted preclinical studies in the following areas:
----------------------------------------------------------------------------------------------
                                             Primary
Target                                       Therapeutic Indication(s)         Status
----------------------------------------------------------------------------------------------
MDM2 (a protein involved in programmed       Cancer                            Seeking partner
cell death)
----------------------------------------------------------------------------------------------
Vascular Endothelial Growth Factor (a        Cancer                            Seeking partner
protein that can cause abnormal
formation of new blood vessels)              Retinopathies (e.g. macular       Seeking partner
                                             degeneration and diabetic
                                             retinopathy)
----------------------------------------------------------------------------------------------
Hepatitis C Virus                            Hepatitis C (which can lead       Seeking partner
                                             to liver cancer)
----------------------------------------------------------------------------------------------

HYBRIDON SPINOUTS

         Hybridon has used multiple strategies to fund applications of its antisense technology that it cannot develop at present without external funding. Hybridon has used one such strategy, formation of spinout companies, to form MethylGene, Inc. and OriGenix Technologies Inc. for the continued development of certain product candidates.

MethylGene, Inc.

         In 1996, Hybridon and three Canadian institutional investors formed MethylGene. Hybridon owns approximately 30% of MethylGene. Hybridon has granted exclusive worldwide licenses and sublicenses to MethylGene to develop and market
(1) antisense compounds to inhibit the protein DNA methyltransferase for the treatment of any disease, (2) other methods of inhibiting DNA methyltransferase for the treatment of any disease, and (3) antisense compounds to inhibit up to two additional targets for the treatment of cancers. Research has shown that DNA methyltransferase, a protein, is overproduced in some tumors, such as non-small-cell lung cancer, colon cancer, and breast cancer tumors. MethylGene is obligated to purchase from Hybridon at specified prices all bulk oligonucleotides that MethylGene requires. Hybridon is also performing drug development and other services for MethylGene.

         The Canadian investors who invested in MethylGene have the right to exchange all (but not less than all) of the shares of stock in MethylGene that they initially purchased for shares of Hybridon common stock on the basis of
37.5 MethylGene shares (for which they paid approximately U.S. $56.25) for one share of Hybridon common stock (subject to adjustment for stock splits, stock dividends and the like). This option expires no later than 2001.

         MethylGene commenced Phase I clinical trials of its first compound, MG98, for the treatment of cancer in May 1999.

OriGenix Technologies Inc.

         In January 1999, Hybridon and three Canadian institutional investors formed OriGenix to develop and market drugs for the treatment of infectious diseases, with an initial focus on viral diseases. Hybridon owns approximately 40% of OriGenix.

         Hybridon has granted to OriGenix worldwide exclusive licenses and sublicenses to antisense technology developed by Hybridon for the treatment of human papillomavirus, or "HPV," and hepatitis B virus infections. HPV infection can cause a variety of warts, including benign genital warts. HPV infection can also lead to cervical cancer. Hepatitis B infections can lead to liver cirrhosis and cancer of the liver. OriGenix may in the future negotiate with Hybridon for licenses or sublicenses relating to additional targets. In addition, OriGenix is obligated to purchase from Hybridon at specified prices all bulk oligonucleotides it requires. Hybridon may also perform drug development and other services for OriGenix.

CORPORATE COLLABORATIONS

         An important part of Hybridon's business strategy is to enter into research and development collaborations, licensing agreements, or other strategic alliances with others, primarily biotechnology and pharmaceutical corporations, to develop certain products. Subject to sufficient funds being available, Hybridon intends to proceed with Phase II clinical trials of its cancer drug GEM(R) 231. Otherwise, Hybridon does not anticipate proceeding with any of its other clinical programs beyond their current stages of development without a collaborative arrangement with a corporate partner. Hybridon expects to retain the rights to manufacture many of the products it may license pursuant to its existing and any future collaborations.

G.D. Searle & Co.

         In January 1996, Hybridon and Searle entered into a research and development collaboration for the development of antisense compounds. Hybridon and Searle were investigating antisense inhibitors of MDM2, a protein involved in programmed cell death, or apoptosis. In March 2000, Searle elected not to extend this research and development collaboration. Hybridon will seek a new development partner for this program.

         It is believed that MDM2 may play an important role in many types of cancer. As part of the agreement, Searle will return to Hybridon all licenses granted to Searle, including the recently issued U.S. patent 6,013,786, which covers specific antisense inhibitors of human MDM2. Searle also grants to Hybridon use of Searle's agreement-related patent rights, including all antisense rights relating to MDM2.

         Through January 2000, Searle was making annual research payments to Hybridon of $600,000. A royalty will be paid to Searle if antisense compounds discovered under the collaboration are commercialized successfully.

         Pursuant to their collaboration, Searle also purchased 200,000 shares of common stock in Hybridon's initial public offering.

Medtronic, Inc.

         In May 1994, Hybridon and Medtronic agreed to test a device for delivering Hybridon's antisense oligonucleotides for the treatment of Alzheimer's disease. The agreement provides that Hybridon is responsible for the development of, and will hold all rights to, any drug developed as a result of this agreement and Medtronic is responsible for the development of, and will hold all rights to, any delivery system developed as a result of this agreement. The parties may agree to extend this collaboration to other neurodegenerative disease targets. Hybridon is not currently conducting any activities under this agreement.

         As part of their collaboration, Medtronic purchased a total of 131,667 shares of Hybridon common stock.

HYBRIDON SPECIALTY PRODUCTS

         In 1996, Hybridon formed HSP to manufacture oligonucleotide compounds both for Hybridon's internal use, for use by its collaborators and for sale to third parties. Hybridon believes that the current interest in genetic medicine or drugs based on genetic information will continue, and even increase, as the potential of these technologies for the development of new classes of drugs becomes more widely understood, and that as a result demand for oligonucleotide compounds will increase. Hybridon's strategy is to position HSP to take advantage of this increased demand. There can be no assurance that this strategy will be successful or that demand will increase as anticipated. HSP is, however, attempting to minimize this risk by manufacturing oligonucleotides for many applications, at different stages of development. HSP is currently manufacturing oligonucleotides for genomic, diagnostic and therapeutic applications, and Hybridon believes HSP's customers are developing over 20 oligonucleotide drugs, with at least eight currently in clinical studies.

         HSP manufactures oligonucleotides at its 36,000-square-foot leased facility, which is capable of manufacturing oligonucleotides on a large scale. HSP first began producing oligonucleotide compounds for sale in June 1996 and had revenues of approximately $1.1 million in 1996, $1.9 million in 1997, $2.8 million in 1998 and $5.8 in 1999. HSP's principal customers in 1999 included Genta Incorporated, MethylGene, Inc. and Ribozyme Pharmaceuticals, Inc. Each of those customers accounted for more than 10% of HSP's 1999 revenues.

         HSP has developed a manufacturing technology platform that combines multiple methods to improve the production process and increase the amount of compounds produced in a single batch, thereby permitting economies of scale. HSP has developed two separate machines, called synthesizers, for the large-scale synthesis of oligonucleotides. One of these machines was developed by Hybridon alone and the other in collaboration with Pharmacia Biotech. Pharmacia has the right to make and sell synthesizers based on the design developed in the collaboration but must also pay Hybridon royalties. Hybridon believes that its synthesizers are the first commercial-scale oligonucleotide synthesizers designed for advanced oligonucleotide chemistries. In addition, HSP has developed purification processes that use water in place of chemical solvents, thereby decreasing the impact of the process on the environment and permitting HSP to purify large quantities of oligonucleotides. HSP has also developed processes and unique chemicals used in the process, which HSP believes may further lower its production costs.

         In 1996, Hybridon entered into a four-year sales and supply agreement with the Applied Biosystems Division of Perkin-Elmer, pursuant to which Perkin-Elmer agreed to refer potential customers to HSP, and Hybridon agreed to purchase certain raw materials from Perkin-Elmer for the manufacture of oligonucleotides sold to those customers. Hybridon is required to pay Perkin-Elmer a percentage of the sales price paid by those customers. In addition, Perkin-Elmer licensed to Hybridon its oligonucleotide synthesis patents.

         HSP is targeting three market areas for oligonucleotides: antisense therapeutics, non-antisense therapeutics, and diagnostic/genomic DNA probes, which are oligonucleotides designed to detect the presence of specific genes. Within each area there is a large number of potential products. HSP is currently manufacturing oligonucleotides for customers in each of these three market areas.

         The production of oligonucleotides is similar in many respects to the chemical synthesis used to produce conventional drugs. However, unlike many conventional drugs, one can with the same chemical building blocks and essentially the same manufacturing processes and equipment make different antisense compounds for treating different diseases. As a result, the knowledge and experience that HSP obtains manufacturing one oligonucleotide compound can be applied to the manufacture of other oligonucleotide compounds. Furthermore, since several different oligonucleotide compounds can be manufactured in one facility, Hybridon anticipates that HSP will have the ability to manufacture multiple marketed oligonucleotide-based drugs without having to build a separate plant for each such compound.

         In order to meet Hybridon's needs and satisfy outside demand, HSP may need to increase its manufacturing capacity by adding more oligonucleotide synthesizers. In addition, in order for Hybridon to successfully commercialize its drugs or for HSP to achieve a satisfactory profit on sales, HSP may need to reduce its production costs further.

         Hybridon believes that it is currently manufacturing oligonucleotides according to FDA Good Manufacturing Practices, or "GMP". The FDA has not formally reviewed HSP's facility and procedures, and Hybridon may need to revise those procedures in the future as production increases. Since 1996, HSP has undergone multiple significant audits for GMP compliance conducted by biotechnology and pharmaceutical companies. No significant deficits have been identified. In addition, in 1997, HSP was one of two biotechnology companies chosen to participate in the FDA's Biotechnology PAI Pilot Initiative, a pilot program that allows FDA regulatory officials to provide advice to the selected companies on compliance with FDA standards before they submit drug approval filings. The FDA would have informed Hybridon of any substantial issues if any had arisen.

MARKETING STRATEGY

         Hybridon plans to market the drugs it is developing either directly, using its own sales force, or through co-marketing, licensing, distribution or similar arrangements with other pharmaceutical and biotechnology companies, particularly if the products are intended to serve a large, geographically-diverse patient population. Direct marketing of any of its proposed drugs would require a substantial marketing staff and sales force supported by a distribution system. Co-marketing or other arrangements with other pharmaceutical or biotechnology companies would allow Hybridon to avoid the significant cost involved in direct marketing, but would make Hybridon reliant on the efforts of others. While Hybridon has developed general marketing strategies, it has not begun to implement any of these strategies.

ACADEMIC AND RESEARCH COLLABORATIONS

         Hybridon has entered into a number of collaborative research relationships with independent researchers and leading academic and research institutions and U.S. government agencies, including the National Institutes of Health, or "NIH". Such research relationships allow Hybridon to augment its internal research capabilities and obtain access to specialized knowledge or expertise.

         In general, Hybridon's collaborative research agreements require Hybridon to pay various amounts to support the research. Hybridon usually provides the oligonucleotides, which the collaborator then tests. If in the course of conducting research under its agreement with Hybridon a collaborator, solely or jointly with Hybridon, creates any invention, Hybridon generally has an option to negotiate an exclusive, worldwide, royalty-bearing license to the invention. Inventions developed solely by Hybridon's scientists in connection with a collaborative relationship generally are owned exclusively by Hybridon. Most of these collaborative agreements are nonexclusive and can be cancelled on short notice.

         Since July 1997, as part of its restructuring, Hybridon has allowed a number of its collaborative research agreements to expire and has terminated certain others, but has maintained those that it believes support its current drug discovery and development programs.

DRUG DEVELOPMENT SERVICES

         Hybridon's Drug Development Department has experience in the design and conduct of preclinical and clinical trials and has prepared and submitted reports and other regulatory documents in connection with the three Hybridon advanced chemistry antisense compounds that have entered clinical studies. Pursuant to a contract with MethylGene, Hybridon's Drug Development Department has also used its expertise to help design and monitor the preclinical trials of MethylGene's antisense compound, MG98, that led to MethylGene's submission of IND applications in Canada and the U.S. MethylGene compensated Hybridon for these services. Hybridon may perform similar services for OriGenix.

PATENTS, TRADE SECRETS, AND LICENSES

         Hybridon's success will largely depend on its ability to:

o obtain U.S. and foreign patent protection for drug candidates and processes

o        preserve trade secrets

o        operate without infringing the proprietary rights of third parties

         Hybridon's policy is to file patent applications to protect technology, inventions and improvements that it considers important to development of its business, and to obtain licenses to other patents that could help Hybridon maintain or enhance its competitive position. As of March 28, 2000, Hybridon owned or exclusively licensed in excess of 98 U.S. and foreign issued and allowed patents, of which 81 are U.S. patents. Hybridon also has 56 other U.S. and 120 other foreign patent applications. The foreign patent counts include Japan, Canada and Europe as a whole, as well as other non-European individual countries. These patents and applications cover various chemically advanced oligonucleotides, target sequences, oligonucleotide products, methods for making and purifying oligonucleotides, analytical methods, and methods for antisense treatment of various diseases. The patents expire on dates ranging from 2006 to 2015.

         Hybridon is the worldwide exclusive licensee under several U.S. issued patents or allowed patent applications owned by University of Massachusetts Medical Center, or "UMMC" (formerly the Worcester Foundation), relating to oligonucleotides and hybrid or mixed backbone chemistries. Many of these patents and patent applications have corresponding patents issued by, or corresponding patent applications on file in, other major industrial countries. One of the issued U.S. patents and one of the issued European patents cover antisense oligonucleotides as new compositions of matter for stopping the replication of HIV. Coverage of the other issued U.S. patents includes composition and use of oligonucleotides based on advanced chemistries, methods of oligonucleotide production, composition of certain modified oligonucleotides that are useful for diagnostic tests or assays, and methods of purifying oligonucleotides. The UMMC patents licensed to Hybridon expire at various dates starting in 2006.

         Hybridon is the exclusive licensee under various other U.S. and foreign patents and patent applications, including two U.S. patent applications owned by McGill University relating to oligonucleotides and DNA methyltransferase. Hybridon and Massachusetts General Hospital jointly own one issued U.S. patent applicable to Alzheimer's disease. Hybridon holds an exclusive license to Massachusetts General Hospital's interests under this patent.

         Hybridon is a nonexclusive licensee of certain patents held by the National Institutes of Health, or "NIH," relating to oligonucleotide phosphorothioates and is a nonexclusive licensee of an NIH patent covering the phosphorothiolation of oligonucleotides. The field of each of these licenses extends to a wide variety of genetic targets. Hybridon is also a nonexclusive licensee of certain patents exclusively licensed to Genzyme covering certain technology relating to MDM2.

         The U.S. Patent and Trademark Office, or "PTO," has informed Hybridon that certain patent applications exclusively licensed by Hybridon from UMMC will be submitted to the Board of Patent Appeals and Interferences of the PTO to determine whether an interference should be declared with issued U.S. patents held by the NIH relating to oligonucleotide phosphorothioates. An interference proceeding is a proceeding to determine who was the first to invent, and thus who is entitled to a patent for, a claimed invention. McDonnell Boehnen Hulbert & Berghoff, a U.S. patent counsel for Hybridon, is of the opinion that the UMMC patent application has a prima-facie case for priority against the NIH for an invention that includes phosphorothioate-modified oligonucleotides. There can be no assurance, however, that the PTO will declare an interference, or if it does, what the outcome will be. If Hybridon were to lose the interference, its nonexclusive license from the NIH of the NIH phosphorothioate patents would not be affected. If Hybridon were to win the interference, others making, using or selling certain phosphothioate-modified oligonucleotides would be required to obtain a license from Hybridon.

         The PTO also declared a four-way interference involving two UMMC U.S. patents, for which Hybridon is the exclusive licensee, relating to a particular type of modified oligonucleotides. The other parties to this interference were Integrated DNA Technologies, or "IDT," Isis Pharmaceuticals, Inc. and Gilead Sciences, Inc. This interference was settled in early 1999. In connection with the settlement, Hybridon has obtained a nonexclusive license to certain patents and patent applications owned by IDT that broadly claim chemical modifications to oligonucleotides. Hybridon has also granted a nonexclusive license to IDT to make, use, and sell limited quantities of oligonucleotides incorporating certain of Hybridon's advanced chemistries.

         Under its licenses, Hybridon is obligated to pay royalties on its net sales of products or processes covered by the licensed technology and, in some cases, to pay a percentage of sublicense income that it receives. These licenses impose various commercialization, sublicensing, insurance and other obligations on Hybridon. If Hybridon fails to comply with these requirements, the license could be terminated.

         Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. As a result, Hybridon's ability to obtain and enforce patents that protect its drugs is uncertain and involves complex legal and factual questions.

         That Hybridon owns or licenses pending or future patent applications does not mean that patents based on those applications will ultimately be issued. First, to obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. Patent applications in the U.S. are maintained in secrecy until patents are issued, and publication of any given discovery in the scientific or patent literature tends to lag behind the actual date of that discovery by several months. Consequently, Hybridon cannot be certain that the inventors of subject matter covered by patents and patent applications that it owns or licenses were the first to invent, or the first to file patent applications for, those inventions.

         Others, including Hybridon's competitors, also hold issued patents and patent applications relating to antisense technology or particular genetic targets. Holders of any of these patents or patent applications may be able to require Hybridon to change or cease making or using certain products or processes, or obtain an exclusive or nonexclusive license in return for licensing fees, which may be substantial. Hybridon may not be able to obtain any such licenses at a reasonable cost. Furthermore, such licenses may be made available to competitors of Hybridon on an exclusive or nonexclusive basis. Failure to obtain such licenses could have a material adverse effect on Hybridon. Previously, a competitor was granted another European patent relating to certain types of stabilized synthetic oligonucleotides for use as therapeutic agents for selectively blocking the translation of a messenger RNA into a targeted protein by binding with a portion of the messenger RNA to which the stabilized synthetic oligonucleotide is substantially complementary. This European patent was revoked in its entirety in an opposition proceeding before the European Patent Office in September 1995. The holder of this patent appealed this decision. This appeal was dismissed on February 18, 1999.

         Hybridon requires its employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known by Hybridon to the individual is to be kept confidential, subject to specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual are the exclusive property of Hybridon. These agreements may not, however, provide meaningful protection for Hybridon's trade secrets or adequate remedies in the event of breach.

         Consistent with pharmaceutical industry and academic standards, Hybridon's agreements with academic and research institutions and U.S. government agencies may provide that the results of a given collaboration, or any developments that derive from the collaboration, will be freely published, that information or materials supplied by Hybridon will not be treated as confidential, and that Hybridon must negotiate a license to developments and results in order to commercialize products incorporating them. There can be no assurance that Hybridon will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of Hybridon on an exclusive or nonexclusive basis. See "Business--Academic and Research Collaborations."

GOVERNMENT REGULATION

         Hybridon's research, clinical development and production activities are regulated for safety, effectiveness and quality by numerous governmental authorities in the U.S. and other countries. Hybridon believes that it is in material compliance with all applicable federal, state and foreign legal and regulatory requirements.

         FDA Approvals. In addition to product approvals by the FDA, as described above, the FDA may require that it inspect Hybridon's manufacturing facilities for compliance with GMP and other applicable rules and regulations before it will permit a product manufactured by Hybridon to be marketed in the U.S. Any material change by Hybridon in its manufacturing process or equipment, including relocation of the manufacturing facility, would necessitate additional FDA review and approval.

         Other Regulation. In addition to regulations enforced by the FDA, Hybridon also is subject to regulation under the Occupational Safety and Health Act and other present and potential future federal, state or local regulations. Furthermore, because Hybridon uses hazardous materials, chemicals, viruses, and various radioactive compounds, it must comply with U.S. Department of Transportation and Environmental Protection Agency regulations and other federal, state, and foreign laws and regulations regarding hazardous waste disposal, air emissions, and waste-water discharge. Although Hybridon believes that it complies with these laws and regulations, it cannot completely eliminate the risk of accidental contamination or injury from these materials.

COMPETITION

         There are a number of companies, both privately and publicly held, that are conducting research and development activities on technologies and products aimed at therapeutic regulation of gene expression, including antisense drugs. One competitor of Hybridon has recently received FDA approval to market an antisense therapeutic product for the treatment of CMV retinitis. Hybridon believes that the interest in these technologies and products will increase. It is possible that Hybridon's competitors will succeed in developing products that are more effective than Hybridon's. Furthermore, Hybridon's proposed drugs will be competing with other kinds of drugs. Given the fundamental differences between antisense technology and other drug technologies, antisense drugs may be less effective at treating some diseases than other kinds of drugs.

         Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Hybridon expects that the technologies associated with biotechnology research and development will continue to develop rapidly. Hybridon's future will depend in large part on its ability to compete with these technologies

         Hybridon has many competitors, including major pharmaceutical and chemical companies, biotechnology firms, and universities and other research institutions. Many of these competitors have substantially greater financial, technical, and human resources than Hybridon, and many have significantly greater experience than Hybridon in undertaking preclinical studies and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. Accordingly, Hybridon's competitors may succeed in obtaining regulatory approvals for products more rapidly than Hybridon. Furthermore, if Hybridon receives approval to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

         HSP also faces competition, as Hybridon's customers may begin to produce oligonucelotides internally or may find other sources. Hybridon may be forced to reduce the cost of its products to meet the competition.

EMPLOYEES

         As of March 29, 2000, Hybridon employed 46 individuals full-time, of whom 16 held advanced degrees. Eight of these employees are engaged in research and development activities and eleven are employed in finance, corporate development, and general administrative activities. In addition, 27 of these employees are employees of HSP, of whom five are employed in quality control. Many of Hybridon's management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical products companies. None of Hybridon's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

         On February 15, 2000, Hybridon announced that E. Andrews Grinstead, III, currently Hybridon's Chief Executive Officer, had taken an unexpected medical leave of absence of indefinite duration due to a serious illness and that Mr. Grinstead had been replaced as President.

ITEM 2.       PROPERTIES

         Hybridon leases its 36,000 square foot facility in Milford, Massachusetts under a lease that expires in 2004. Hybridon has an option to extend this lease for two additional five-year terms. The option to renew this lease must be exercised during the six-month period commencing March 1, 2002.

         In addition, Hybridon leases approximately 26,000 square feet of supplemental laboratory space in Cambridge, Massachusetts under a lease that expires April 30, 2007. The annual rent for this space is approximately $23 per square foot. Hybridon is currently subleasing approximately 20,000 square feet of this to a third party under a sublease that expires September 30, 2000.


ITEM 3.       LEGAL PROCEEDINGS

         Hybridon is not a party to any litigation that it believes could damage Hybridon or its business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the quarter ended December 31, 1999.


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF HYBRIDON

         The executive officers and significant employees of Hybridon as of March 29, 2000 are as follows:


Executive Officers

NAME                                                 AGE     POSITION
----                                                 ---     --------
E. Andrews Grinstead, III....................        54      Director and Chief Executive Officer
Sudhir Agrawal, D. Phil......................        46      President and Acting Chief Executive
                                                             Officer, Senior Vice President of
                                                             Discovery, Chief Scientific Officer, and
                                                             Director
Robert G. Andersen...........................        49      Vice President of Operations and Planning
                                                             and Chief Financial Officer


Significant Employees

NAME                                                 AGE     POSITION
----                                                 ---     --------
R. Russell Martin, M.D.                              64      Senior Vice President of Drug Development
Frederick M. Miesowicz, Ph.D.                        49      Senior Vice President and General
                                                             Manager, Hybridon Specialty Products
Jin-Yan Tang, Ph.D.                                  56      Vice President of Production

         E. Andrews Grinstead, III joined Hybridon in June 1991 and was appointed Chairman of the board and Chief Executive Officer in August 1991 and President in January 1993. He has served on the board of directors since June 1991. Mr. Grinstead resigned as Chairman in December 1999. On February 15, 2000,

Hybridon announced that Mr. Grinstead had taken an unexpected medical leave of absence of indefinite duration due to a serious illness and that Mr. Grinstead had been replaced as President. Prior to joining Hybridon, Mr. Grinstead served as Managing Director and Group Head of the life sciences group at Paine Webber, Incorporated, an investment banking firm, from 1987 to October 1990; Managing Director and Group Head of the life sciences group at Drexel Burnham Lambert, Inc., an investment banking firm, from 1986 to 1987; and Vice President at Kidder, Peabody & Co. Incorporated, an investment banking firm, from 1984 to 1986, where he developed the life sciences corporate finance specialty group. Mr. Grinstead served in a variety of operational and executive positions with Eli Lilly and Company, an international pharmaceutical company, from 1976 to 1984, most recently as General Manager of Venezuelan Pharmaceutical, Animal Health and Agricultural Chemical Operations and at Eli Lilly Corporate Staff as Administrator, Strategic Planning and Acquisitions. Since 1991, Mr. Grinstead has served as a director of Pharmos Corporation, a development stage company engaged in the development of novel pharmaceutical compounds and drug delivery systems. Mr. Grinstead also serves as a director of Meridian Medical Technologies, Inc., a pharmaceutical and medical device company. Mr. Grinstead was appointed to The President's Council of the National Academy of Sciences and the Institute of Medicine in January 1992 and the board of the Massachusetts Biotech Council in 1997. Since 1994, Mr. Grinstead has served as a member of the board of trustees of the Albert B. Sabin Vaccine Foundation, a charitable foundation dedicated to disease prevention. Mr. Grinstead received an A.B. from Harvard College in 1967, a J.D. from the University of Virginia School of Law in 1974 and an M.B.A. from the Harvard Graduate School of Business Administration in 1976.

         Sudhir Agrawal joined Hybridon in February 1990 and served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993 prior to being appointed Chief Scientific Officer in January 1993, Senior Vice President of Discovery in March 1994, and President and Acting Chief Executive Officer in February 2000. He has served on the board of directors since March 1993. Prior to joining Hybridon, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation from 1987 through 1991. Dr. Agrawal served as a Research Associate at Research Council Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986, studying synthetic oligonucleotides. Dr. Agrawal received a B.Sc. in chemistry, botany and zoology in 1973, an M.Sc. in organic chemistry in 1975 and a D. Phil. in chemistry in 1980 from Allahabad University in India.

         Robert G. Andersen joined Hybridon in November 1996 and served as Vice President of Systems Engineering and Management Information Systems prior to being appointed Vice President of Operations and Planning in 1997, Treasurer in January 1998, and Chief Financial Officer of Hybridon in February 2000. Prior to joining Hybridon, Mr. Andersen served in a variety of positions at Digital Equipment Corporation, a computer company, from 1986 to 1996, most recently as Group Manager of the Applied Objects Business Unit. From 1978 to 1986, Mr. Andersen served in a variety of positions at United Technologies Corporation, an aviation technology company, most recently as Director of Quality for Otis Elevator Company's European Operations. Mr. Andersen received his B.E.E. in Electrical Engineering from The City College of New York in 1972 and an M.S. in Management from Northeastern University in 1978. He is also a graduate of the United Technologies Advanced Studies Program.

         R. Russell Martin joined Hybridon in April, 1994 as Vice President of Clinical Research and is presently the Senior Vice President of Drug Development for Hybridon, Inc. in Milford, MA. He was Vice President of Clinical Research (Infectious Diseases) for Bristol-Myers Squibb from 1989-1993, and from 1983 until 1993, he was responsible for worldwide registrational trials (phase I through III) for new infectious diseases therapies for that company. During that period, he held appointments in medicine and infectious diseases at Baylor College of Medicine, University of Connecticut School of Medicine, and Yale University School of Medicine. Prior to joining the pharmaceutical industry, he was an Associate Professor and then Professor of Medicine, Microbiology and Immunology at Baylor College of Medicine from 1971-1983. He received an A.B. from Yale University in 1956 and M.D. degree from the Medical College of Georgia in 1960. He is a Fellow of the American College of Physicians and of the Infectious Diseases Society of America.

         Frederick M. Miesowicz joined Hybridon in July 1999 as Senior Vice President and General Manager of Hybridon Specialty Products. Prior to joining Hybridon, Dr. Miesowicz served as Senior Vice President of Scientific Affairs at Cellcor from 1992 to 1995 and as Vice President and General Manager of Cellcor, a subsidiary of Cytogen Inc., from 1995 to 1998, where he directed all operations related to Cellcor's cellular immunotherapy programs. Dr. Miesowicz has an extensive background in cellular therapies and medical devices. Prior to joining Cellcor, he managed the U.S. and European SteriCell Division of Terumo Medical Corporation after it was acquired from DuPont and was with E.I. DuPont de Nemours & Company for over 14 years managing both immunotherapy and immunodiagnostic R&D groups. In 1986, he assumed development responsibility for DuPont's cellular therapy business, working with the National Cancer Institute and others on ex vivo immunotherapies and medical devices to process lymphocytes for therapeutic use. He holds a BS degree in Chemistry from Siena College and received a Ph.D. in Chemistry in 1977 from Harvard University.

         Jin-YanTang joined Hybridon in 1991 and served as Senior Research Scientist from 1991 to 1993, Director of Oligonucleotide Chemistry from 1993 to 1994 and Executive Director of Process Chemistry from 1994 to April 1995 prior to being appointed Vice President of Process Development in April 1995. In November of 1997, Dr. Tang was appointed Vice President of Production. Prior to joining Hybridon, Dr. Tang served as a Visiting Fellow at the Worcester Foundation from 1988 to 1991. He also served as a Visiting Professor at the University of Colorado in 1988. Dr. Tang received a B.S. in biochemistry from Shanghai University of Sciences and Technology in 1965 and a Ph.D. from the Shanghai Institute of Biochemistry in 1978.


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

         On December 2, 1997, Hybridon's common stock was removed from the Nasdaq National Market and began being quoted on the NASD OTC Bulletin Board. Quotes on the NASD OTC Bulletin Board may reflect inter-dealer prices, without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         On December 10, 1997 Hybridon effected a one-for-five reverse stock split of its common stock. As a result of the reverse stock split, each five shares of common stock was automatically converted into one share of common stock, with cash payments for any fractional shares.

         The following table sets forth for the periods indicated the high and low sales prices per share of the common stock during each of the quarters set forth below as reported on the Nasdaq National Market and the NASD OTC Bulletin Board since January 1, 1998:

                                                           HIGH         LOW
                                                           ----         ---
1998
First Quarter...................................           $3.359       $1.000
Second Quarter...................................           2.750        1.609
Third Quarter....................................           2.516        1.125
Fourth Quarter...................................           3.250        1.125

1999
First Quarter....................................          $1.875        1.000
Second Quarter...................................           1.500        0.250
Third Quarter....................................           1.500        0.350
Fourth Quarter...................................           1.750        0.406


         The reported closing bid price of the Common Stock on the NASD OTC Bulletin Board on March 28, 2000 was $2.6875 per share.

(b)      Holders

         The number of common stockholders of record on March 28, 2000 was 365.

(c)      Dividends

         The convertible preferred stock pays dividends at 6.5% per year, payable semi-annually in arrears. These dividends may be paid either in cash or in additional shares of convertible preferred stock, at the discretion of Hybridon.

         Hybridon has never declared or paid cash dividends on its capital stock, and Hybridon does not expect to pay any dividends on its common stock or any cash dividends on the convertible preferred stock in the foreseeable future. The indenture under which Hybridon issued 9% convertible subordinated notes on April 2, 1997, limits Hybridon's ability to pay dividends or make other distributions on its common stock or to pay cash dividends on the convertible preferred stock. As of March 29, 2000, $1.3 million in total principal amount of the 9% notes remained outstanding.

In addition, Hybridon is currently prohibited from paying cash dividends under the loan held by the Lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--1998 Financing Activities--Credit Facility."

(d)      Recent Sales of Unregistered Securities

         Sales by Hybridon during the quarterly period ended December 31, 2000, of securities that were not registered under the Securities Act of 1933, as amended were as follows:

         (1) In October 1999, Hybridon sold approximately $455,000 principal amount of promissory notes at face value to certain "accredited investors," in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (2) In September and November 1999, Hybridon sold an aggregate of $1.5 million principal amount of promissory notes at face value to E. Andrews Grinstead, III, Hybridon's Chief Executive Officer, in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (3) On December 13, 1999, Hybridon sold an aggregate of $5.1 million principal amount of 8% Notes to purchasers in a private placement transaction. These 8% Notes were offered and sold to "accredited investors" in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (4) As of December 31, 1999, the $455,000 indebtedness under the October 1999 loan agreement were converted into 8% Notes, in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (5) As of December 31, 1999, the $1.5 million principal amount of promissory notes held by Mr. Grinstead, automatically converted into 8% Notes, in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (6) As of December 7, 1999, in connection with the Subordination and Intercreditor Agreement by and among Hybridon, the representative of the purchasers of the 8% Notes, Forum and the entities advised by Pecks, whereby, among other things, the $6,000,000 Forum loan was subordinated to the 8% Notes, Hybridon issued warrants to purchase an aggregate of 2.75 million shares of Hybridon common stock to designees of Pecks and Forum. These warrants were offered and sold to "accredited investors" in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

         (7) In connection with the December 13, 1999 private placement of 8% Notes, Hybridon agreed, subject to certain conditions, to issue to Pillar Investment Limited or its designees, 8% Notes in an aggregate principal amount equal to 9% of the aggregate principal amount of 8% Notes sold to investors introduced to Hybridon by Pillar and warrants to purchase an aggregate principal amount of 8% Notes equal to 10% of the 8% Notes sold to investors introduced to Hybridon by Pillar. These notes and warrants were offered and sold to "accredited investors" in reliance upon the exemption from registration under
Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

ITEM 6.     SELECTED FINANCIAL DATA

         The selected financial data presented below have been derived from Hybridon's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The financial data should be read along with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Hybridon's consolidated financial statements and notes thereto and the Report of Independent Public Accountants included elsewhere in this Annual Report on Form 10-K.

                                                                                Years Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                                  1994         1995       1996         1997      1998        1999
                                                                  ----         ----       ----         ----      ----        ----
                                                                         (In Thousands, except per share data)
Statement of Operations Data:
Revenues:
     Product and service revenue...................              $   -       $   -      $1,080       $1,877     $3,254     $6,186
     Research and development......................              1,032       1,186       1,419          945      1,100        600
     Royalty income................................                  -           -          62           48          -          -
     Interest income...............................                135         219       1,447        1,079        148        215
                                                                 -----       -----     -------      -------    -------    -------
             Total revenues........................              1,167       1,405       4,008        3,949      4,502      7,001
                                                                 -----       -----     -------      -------    -------    -------
Operating Expenses:
     Research and development......................             20,024      29,685      39,390       46,828     20,977     13,090
     General and administrative....................              6,678       6,094      11,347       11,026      6,573      3,664
     Interest......................................                 69         173         124        4,536      2,932        750
     Restructuring.................................                  -           -           -       11,020          -          -
                                                              --------     -------     -------     --------   --------    -------
     Total operating expenses......................             26,771      35,952      50,861       73,410     30,482     17,504
                                                              --------    --------    --------     --------   --------    -------
Loss from operations...............................            (25,604)    (34,547)    (46,853)     (69,461)   (25,980)   (10,503)
Extraordinary item:
     Gain on conversion of 9% convertible
     Subordinated notes payable....................                  -           -           -            -      8,877          -
                                                              --------   ---------    --------    ---------   --------   --------
Net loss...........................................           (25,604)    (34,547)    (46,853)     (69,461)   (17,103)   (10,503)
Accretion of preferred stock dividend..............                  -          -           -            -     (2,689)    (4,232)
                                                              --------   ---------    --------    ---------   --------   --------
Net loss to common stockholders....................          $(25,604)   $(34,547)   $(46,853)    $(69,461)  $(19,792)  $(14,735)
                                                             ========    ========    ========     =========  =========  =========
Basic and diluted net loss per common share from:
     Operations....................................           $(70.77)    $(94.70)    $(10.24)     $(13.76)   $ (2.19)   $ (0.66)
     Extraordinary gain............................                 -           -           -            -       0.75          -
                                                             ---------      ------   --------     --------    -------    -------
     Net loss per share............................            (70.77)     (94.70)     (10.24)      (13.76)     (1.44)     (0.66)
     Accretion of preferred stock dividends                          -          -           -            -      (0.23)     (0.27)
                                                              --------    --------   ---------     --------   --------   --------
     Net loss per share applicable to common                  $(70.77)    $(94.70)   $ (10.24)     $(13.76)    $(1.67)   $ (0.93)
                                                              =======     =======    ========      ========    =======   ========
     Stockholders..................................
Shares Used in Computing Basic and
     Diluted Net Loss per Common Share(1)                         362         365       4,576        5,050     11,859     15,811
                                                              ========    =======    ========      =======     =======   =======
Balance Sheet Data:
                                                                                     December 31,
                                                      ---------------------------------------------------------------------------
                                                                  1994        1995        1996        1997       1998       1999
                                                                  ----        ----        ----        ----       ----       ----
Cash, cash equivalents and short-term
   investments(2)..................................             $3,396      $5,284    $ 16,419      $2,202     $5,607     $2,552
Working capital (deficit) .........................             (1,713)        210       8,888     (24,100)    (5,614)    (6,338)
Total assets.......................................             11,989      19,618      41,537      35,072     16,536     11,935
Long-term debt and capital lease
     obligations, net of current portion...........              1,522       1,145       9,032       3,282        473        392
8% convertible notes payable                                         -           -           -           -          -      6,100
9% convertible subordinated
notes payable .....................................                  -           -           -      50,000      1,306      1,306
Accumulated deficit ...............................            (67,794)   (102,341)   (149,194)   (218,655)  (238,448)  (253,183)
Total stockholders' equity (deficit)...............              4,774      12,447      22,855     (46,048)     2,249     (6,072)
                                                            ----------   ---------    --------    --------   ---------  ---------

(1) Computed on the basis described in Notes 2(k) of Notes to consolidated financial statements appearing elsewhere in this prospectus.

(2) Short-term investments consisted of U.S. government securities with maturities greater than ninety days but less than one year from the purchase date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hybridon is involved in the discovery and development of genetic medicines based on antisense technology. Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by Hybridon Specialty Products.

         Hybridon has incurred total losses of approximately $253.2 million through December 31, 1999. Hybridon adopted a restructuring plan in the second half of 1997 that has significantly reduced its operating expenses. However, Hybridon expects that its research and development and general and administrative expenses will be significant in 2000 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs beyond its internally generated funds.

         Hybridon's existing cash resources are expected to be sufficient to fund operations only until June 2000. However, if the noteholders force default proceedings due to events of non-compliance, Hybridon's existing cash resources may not be sufficient to fund operations into June 2000. Hybridon's ability to continue operations beyond that time will depend on its success in obtaining new funding, either through additional financing or new partnerships or collaborations with third parties, that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own. If Hybridon is unable to obtain substantial additional new funding by June 2000, Hybridon will have to terminate operations or seek relief under applicable bankruptcy laws.

RESULTS OF OPERATIONS

Years ended December 31, 1997, 1998 and 1999

Revenues

         Hybridon had total revenues of $3.9 million in 1997, $4.5 million in 1998, and $7.0 million in 1999. During 1997, 1998 and 1999, Hybridon received revenues from research and development collaborations of $0.9 million, $1.1 million and $0.6 million, respectively. Research and development collaboration revenues increased in 1998 from 1997, primarily due to Hybridon receiving certain payments under its license agreement with MethylGene, Inc. Research and development collaboration revenues decreased in 1999 from 1998, primarily due to a reduction in revenues recorded under this license agreement. Also, in March 2000, Hybridon announced that Searle, a collaborative partner of Hybridon, was terminating its collaboration agreement with Hybridon.

         Product and service revenues were $1.9 million in 1997, $3.3 million in 1998 and $6.2 million in 1999. Substantially all of Hybridon's product and service revenue is generated by its wholly owned subsidiary, Hybridon Specialty Products (HSP). The increase in revenues in 1998 over those in 1997 was primarily the result of (1) an expansion of customer base, (2) increased sales to certain existing customers, and (3) $0.4 million of service revenue from MethylGene, an entity in which Hybridon has an approximately 30% equity interest. The increase in revenues in 1999 were primarily the result of increased sales to HSP customers and receipt of service revenues from MethylGene, Inc, and OriGenix Technologies, Inc., entities in which Hybridon has an equity interest. The service revenues received from MethylGene decreased from $0.4 million to $0.3 million and increased for OriGenix from zero to $0.1 million for 1998 and 1999, respectively.

         Revenues from interest income were $1.1 million in 1997, $0.1 million in 1998 and $0.2 million in 1999. The decrease in interest income in 1998 from 1997 was the result of lower cash balances available for investment. The increase in interest income in 1999 from 1998, was the result of higher cash balances available for investment.

Research and Development Expenses

         During 1997, 1998 and 1999, Hybridon expended $46.8 million, $21.0 million and $13.1 million, respectively, on research and development activities.

         The decreases in research and development expenses each year reflect Hybridon's reduction of its operating expenses in 1997 and 1998 pursuant to the restructuring that began in 1997 and was completed in 1998 and the lower levels of cash available for expenditures in 1999. The restructuring included the termination of operations at Hybridon's facilities in Europe, and also resulted in significant reductions in employees and employee-related expenses, clinical and outside testing, consulting, materials and lab expenses.

         In addition, the facilities expense included in research and development expenses decreased significantly in 1998 and 1999 as a result of moving Hybridon's corporate offices and lab space in July 1998 from Cambridge to Milford, Massachusetts and the sublease of its remaining unused Cambridge facilities.

         Research and development salaries and related costs decreased in 1998 from 1997 due to the substantial reduction in the number of employees involved in research and development in 1998. Research and development salaries and related costs remained at approximately the same level in 1999 as 1998.

         Hybridon's patent expenses remained at approximately the same level in 1997 as 1998 and 1999.

General and Administrative Expenses

         Hybridon incurred general and administrative expenses of $11.0 million in 1997, $6.6 million in 1998 and $3.7 million in 1999. The decreases reflect Hybridon's reduction of its operating expenses in 1997 and 1998 pursuant to the restructuring which began in 1997 and completed in 1998 and which resulted in significant reduction in employees and employee-related expenses and consulting expenses. General and administrative expenses related to business development, public relations and legal and accounting expenses also decreased in 1999.

         In addition, the facilities expense included in general and administrative expenses also decreased significantly in 1999 as a result of moving Hybridon's corporate offices to Milford, Massachusetts in 1998.

Interest Expense

         Interest expense was $4.5 million in 1997, $2.9 million in 1998 and $0.7 million in 1999. The decreases are attributable to the exchange of approximately $48.7 million of the 9% convertible subordinated notes issued in the second quarter of 1997 for Series A preferred stock on May 5, 1998. In addition, the outstanding balance of loans needed to finance the purchase of property and equipment was reduced in May 1998, resulting in a subsequent reduction in interest expense. Due to the issuance of the 8% convertible subordinated notes in December 1999, Hybridon's interest expense will increase beginning in 2000.

Restructuring Charge

         As a part of its restructuring plan, Hybridon recorded an $11.0 million restructuring charge in 1997 to provide for (i) the termination costs of certain research programs and other contracts, (ii) the loss of certain leased facilities, net of sublease income and other contracts, (iii) severance, benefits and related costs for terminated employees and (iv) the write down of assets to net realizable value.

Net Loss

         As a result of the above factors, Hybridon incurred net losses from operations before extraordinary items of $69.5 million in 1997, $26.0 million in 1998 and $10.5 million in 1999. Hybridon had extraordinary income of $8.9 million in 1998 resulting from the conversion of $48.7 million principal amount of its 9% notes to Series A preferred stock in the second quarter of 1998. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, Hybridon recorded an extraordinary gain of approximately $8.9 million related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% notes offered for exchange and the fair value of the Series A preferred stock issued upon the exchange, as determined by the per share sales price of such stock sold in May 1998 in the private offering described below. As a result of this extraordinary gain, Hybridon's net loss was reduced to $17.1 million for 1998.

         Hybridon had recorded preferred stock dividends on the Series A convertible preferred stock of $2.7 million and $4.2 million in 1998 and 1999, respectively, resulting in a net loss applicable to common stockholders of $19.8 million and $14.7 million for 1998 and 1999, respectively. The net loss applicable to common stockholders for 1997 was $69.5 million.

LIQUIDITY AND CAPITAL RESOURCES

General

         Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by Hybridon Specialty Products, and through research and development collaborations and licensing arrangements.

         During the year ended December 31, 1999, Hybridon utilized approximately $8.6 million to fund operating activities and approximately $9,000 for capital expenditures. The primary use of cash for operating activities was to fund Hybridon's loss of $10.5 million. Hybridon expects to purchase a minimal amount of capital equipment in 2000 as part of its effort to conserve cash resources.

Cash Resources

         Hybridon had cash and cash equivalents of $2.6 million at December 31, 1999. However, since that date, Hybridon has spent a portion of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On March 27, 2000, Hybridon's obligations included $1.3 million principal amount of 9% notes, a $6.0 million loan with Forum Capital Markets, LLC and others (collectively, the "Lenders"), approximately $7.7 million in 8% convertible notes and accrued interest as described below, and approximately $1.3 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis. The note to the Lenders contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. Hybridon currently meets the minimum liquidity requirements, but is not in compliance with the minimum tangible net worth requirement. However, the Lenders have granted Hybridon a waiver of compliance with the minimum tangible net worth and the minimum liquidity requirements at December 31, 1999 and have agreed not to require that Hybridon comply with those requirements for any periods commencing January 1, 2000 through March 31, 2000.

         Hybridon sold an aggregate of $1,500,000 principal amount of promissory notes to E. Andrews Grinstead, III, Hybridon's Chief Executive Officer, at face value during September and November of 1999. These notes accrued interest at 12% per annum and in December 1999 were converted into 8% notes due 2002. Hybridon also sold an aggregate of approximately $525,000 of debt to purchasers in a private placement transaction in October and November 1999; as of December 13, 1999, this debt automatically converted into 8% notes.

         On December 13, 1999, Hybridon sold an aggregate of an additional $4.1 million principal amount of 8% notes to purchasers in a private placement transaction. At December 31, 1999, including the 8% notes issued upon conversion of the debt issued to Mr. Grinstead and other purchasers, the principal amount of 8% notes outstanding was $6.1 million. After the financing was completed in the first quarter of 2000, the principal amount of 8% notes outstanding, including financing costs and accrued interest, was approximately $7.7 million. The terms of the offering were as follows: (a) three-year term; (b) interest rate of 8%, payable semi-annually in arrears; (c) interest payable in cash or in additional notes, at Hybridon's option; (d) convertible into common stock at $0.60 per share; (e) prepayable by Hybridon, in whole or in part, at any time in cash; (f) if prepaid at Hybridon's election, Hybridon will issue a number of warrants to purchase common stock equal to the number of shares into which the amount prepaid was convertible, with a $0.60 strike price; and (g) secured by substantially all assets. The securities offered have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

         In connection with the offering of these notes, the Lenders entered into a Subordination and Intercreditor Agreement with Hybridon and the representative of the purchasers of these notes whereby, among other things, they agreed to subordinate their loan to the notes, subject to certain conditions. Also in connection with this offering, Hybridon agreed to issue warrants to purchase an aggregate of 2.75 million shares of Hybridon's common stock to designees of Pecks and Forum. These warrants are exercisable from December 31, 2000 until December 31, 2002 at $.60 per share.

         The 8% notes permit the noteholders' representative to declare an event of default, among other things, if Hybridon fails to maintain, as of the last day of any calendar month, consolidated cash on hand (and cash equivalents and marketable securities) of at least $1.5 million. As of February 29, 2000, Hybridon met this requirement, and expects that it will meet this requirement as of March 31, 2000. However, if Hybridon is unable to raise additional funding during 2000, Hybridon will be unable to maintain compliance with the minimum cash requirement. If an event of default under the notes were declared and not cured in the requisite time period, then the respective representatives of the 8%
noteholders and the creditor's committee, made up of representatives of Pecks, Forum and Pillar, to represent the creditor's committee, could declare their debt securities immediately due and payable, in which case Hybridon may be required to sell substantial assets to raise funds for this repayment and, if the proceeds of those sales together with any other funds available are insufficient, Hybridon could be forced to declare bankruptcy.

         Hybridon's existing cash resources are expected to be sufficient to fund operations only until June 2000. However, if the noteholders force default proceedings due to events of non-compliance, Hybridon's existing cash resources may not be sufficient to fund operations into June 2000. Hybridon's ability to continue operations beyond that time will depend on its success in obtaining new funding, either through additional financing or new partnerships or collaborations with third parties, that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own. If Hybridon is unable to obtain substantial additional new funding by June 2000, Hybridon will have to terminate operations or seek relief under applicable bankruptcy laws.

         Even though Hybridon has obtained sufficient cash to fund its operations until June 2000, it will be required to raise substantial additional funds through external sources, including through collaborative relationships and public or private financing, to support its operations throughout 2000 and beyond. Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing (as opposed to sales of DNA products and reagents manufactured and sold by HSP). No guarantee can be given that additional funds will be available to fund operations for the balance of 2000 or in future years, or, if available, that such funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of any such additional financing may adversely affect the holdings or rights of then existing stockholders.

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

1998 FINANCING ACTIVITIES

         On February 6, 1998, Hybridon commenced an offer to the holders of the 9% notes to exchange the 9% notes for Series A preferred stock and certain warrants of Hybridon. On May 5, 1998, noteholders holding $48.7 million of principal and $2.4 million of interest tendered such principal and accrued interest to Hybridon for 510,505 shares of Series A preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share.

         On May 5, 1998, Hybridon completed a private offering of equity securities raising total gross proceeds of approximately $26.7 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $5.9 million of accounts payable, capital lease obligations and other obligations into common stock. Hybridon incurred approximately $1.6 million of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. In addition, Hybridon was obligated to issue an additional 300,000 shares in connection with this transaction. For more information about this transaction, see note 10(b) of the notes to consolidated statements.

Credit Facility

         In December 1996, Hybridon entered into a five-year $7,500,000 note payable with a bank. The note contained certain financial obligations that required Hybridon to maintain a minimum worth and a minimum liquidity and prohibited the payment of dividends. The note was payable in 59 equal installments of $62,500 beginning on February 1, 1997, with a balloon payment of the then remaining outstanding principal balance due on January 1, 2002. Because Hybridon was required to make certain prepayments of principal during 1998, the outstanding principal balance of the loan at November 16, 1998 was approximately $2.8 million. Effective November 20, 1998, the Lenders purchased the loan from the bank. Forum and Pecks are affiliates of two members of Hybridon's board of directors. In connection with this purchase, Forum and Pecks lent an additional $3.2 million to Hybridon so as to increase the outstanding principal amount of the note to $6,000,000. In addition, the terms of the note payable were amended as follows:

o        the maturity was extended to November 30, 2003

o        the interest rate was decreased to 8%

o interest is payable monthly in arrears, with the principal due in full at maturity

o the note payable is convertible, at the option of Forum and Pecks, in whole or in part, into shares of common stock of Hybridon at a conversion price equal to $2.40 a share

o the threshold of the minimum liquidity obligation was reduced from $4,000,000 to $2,000,000

o the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000

The other terms of the note payable were unchanged.

Facility Leases

         As of December 31, 1999, Hybridon had future operating lease commitments of approximately $6.9 million through 2007 for its existing leases.

Net Operating Loss Carryforwards

         As of December 31, 1999, Hybridon had approximately $228.7 million and $4.2 million of net operating loss and tax credit carryforwards, respectively. The Tax Reform Act of 1986 contains certain provisions that may limit Hybridon's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. Hybridon has completed several financings since the effective date of the Tax Act, which, as of December 31, 1999, have resulted in ownership changes in excess of 50%, as defined under the Tax Act and which will limit Hybridon's ability to utilize its net operating loss carryforwards.

RISK FACTORS

         The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

   Hybridon's Financial Condition and Need for Substantial Additional Funding

If Hybridon does not secure additional funding by June, 2000, Hybridon will be forced to cease doing business or file for bankruptcy.

         If by June 2000 Hybridon does not secure additional funding, whether through debt or equity financing, the sale of assets, establishment of a suitable partnership or collaboration with a third party, or a combination thereof, Hybridon could be forced to cease doing business or file for bankruptcy, and shareholders may lose their entire investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Shareholders could be substantially diluted if Hybridon issues shares to obtain financing Hybridon needs.

         In order to obtain the funds Hybridon currently needs to continue Hybridon's operations, and the additional funds Hybridon will need in the future, Hybridon may need to issue shares of common stock or debt or equity securities convertible into shares of common stock. Hybridon will probably need to issue a significant number of shares in order to raise sufficient funds to pay Hybridon's creditors, meet covenants of Hybridon's credit facility and continue Hybridon's operations. This will result in substantial dilution to shareholders investment.

Hybridon is not in compliance with some of the covenants in Hybridon's loan agreement and note offering. If our lenders and noteholders foreclose, Hybridon will have few, or no, assets to distribute to Hybridon shareholders.

         Hybridon has taken out a $6 million loan and has completed a $7.7 million 8% note offering, both of which are secured by substantially all of Hybridon's assets. The loan and the 8% notes are owned in part by Hybridon affiliates. The loan agreement for the $6 million loan requires us to maintain liquidity of $2,000,000 and a net worth of $6,000,000. The 8% notes require Hybridon to maintain liquidity of $1,500,000. Hybridon believes that it currently meets the liquidity requirements, but Hybridon does not meet the net worth requirement. Hybridon does not expect to be able to comply with these requirements in the future unless it is able to obtain significant additional financing. Hybridon's lenders have in the past waived Hybridon's compliance with these requirements, but they may not be willing to do so in the future. If Hybridon's lenders and noteholders decline to give Hybridon waivers, Hybridon will be in default and they will have the right to accelerate the repayment date on the loan and the 8% notes and foreclose on Hybridon's assets. Foreclosure will likely force Hybridon to cease doing business or file for bankruptcy. If this happens, and Hybridon is liquidated, there will be few or no assets available for distribution to Hybridon's shareholders. Since the debt is owned in part by Hybridon's affiliates, the court may treat the loan as a capital contribution or as a junior debt, in which case there may be assets available for distribution to Hybridon's shareholders, along with the lenders.

Hybridon expects operating losses to continue into the future.

         As of December 31, 1999, Hybridon has incurred an accumulated deficit of approximately $253 million. Hybridon expects to continue incurring operating losses until revenues from the sale of any drugs that Hybridon succeeds in developing exceed Hybridon's research and development and administrative costs. Assuming Hybridon is able to obtain adequate funding to continue operations, Hybridon will need to spend substantial additional amounts on research and development, including preclinical studies and clinical trials, in order to obtain the necessary regulatory approvals. If Hybridon obtains regulatory approval, Hybridon will also need to spend substantial amounts on sales and marketing efforts. See "Business--Anticipated and Potential Costs."

                              Hybridon's Operations

Hybridon may not succeed in developing a commercially viable drug.

         Hybridon does not currently have any drugs on the market and the drug candidates Hybridon is working on are still in development. These drugs have not yet been proven to be effective in humans. For example, Hybridon's drug closest to commercialization, GEM(R) 231, is still in Phase II clinical trials. All of Hybridon's other drug candidates have not yet begun human testing. Historically, drug candidates have a low overall probability of being commercialized, but that probability increases as the drug progresses through the various development stages. A drug may, for instance, be ineffective, have undesirable side effects, or demonstrate other therapeutic characteristics that prevent or limit its commercial use, or may prove too costly to produce in commercial quantities. If Hybridon determines that its drug candidates cannot be successfully developed, or if Hybridon is unable to obtain the necessary regulatory approval, it will not be able to generate the revenues from the sale of drugs that it would need in order to be profitable.

Hybridon has many competitors, and may not be able to compete successfully against them.

         Several companies, in particular Isis Pharmaceuticals, Inc. and Genta Incorporated, are also in the business of developing antisense drugs. Isis has received the approval of the U.S. Food and Drug Administration, or "FDA," for Vitravene. ISIS is currently marketing this drug for the treatment of CMV retinitis, and has several other drugs in clinical testing for the possible treatment of cancer, including ISIS 3521 and 2503. Genta is testing G3139 in humans, also for the treatment of cancer. These drugs candidates are further along in clinical testing than Hybridon's cancer drug GEM(R) 231. Other companies have antisense drugs in preclinical and clinical development, including Inex and AVI Biopharma.

         In general, the human health care products industry is extremely competitive. Many drugs are currently marketed for the treatment of cancer, such as Taxol, Carboplatin, Taxotere and Camptosar. While it is unlikely that GEM(R) 231 will compete against these drugs, it may be used in combination with them. GEM(R) 231 and other Hybridon antisense drugs may not, however, be able to capture sufficient market share to be profitable.

         Furthermore, biotechnology and related pharmaceutical technologies have undergone rapid and significant change and Hybridon expects that the technologies associated with biotechnology research and development will continue to develop rapidly. Hybridon's prospects depend in large part on Hybridon's ability to compete with these technologies. Any compounds, drugs or processes that Hybridon develops may become obsolete before it recovers the expenses incurred in developing them.

Hybridon's ability to compete will suffer if it is unable to protect its patent rights and trade secrets or if Hybridon infringes the proprietary rights of third parties.

         Hybridon's success will depend to a large extent on its ability to obtain U.S. and foreign patent protection for drug candidates and processes, preserve trade secrets and operate without infringing the proprietary rights of third parties.

         To obtain a patent on an invention, one must be the first to invent it or the first to file a patent application for it. Hybridon cannot be sure that the inventors of subject matter covered by patents and patent applications that it owns or licenses were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents Hybridon owns or licenses may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and its rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes. See "Business--Patents, Trade Secrets, and Licenses."

         Hybridon seeks to protect trade secrets and other unpatented proprietary information, in part by means of confidentiality agreements with its collaborators, employees, and consultants. If any of these agreements are breached, Hybridon may be without adequate remedies. Also, Hybridon's trade secrets may become known or be independently developed by competitors.

                              Hybridon's Securities

Because "penny stock" rules apply to trading in Hybridon's common stock, shareholders may find it difficult to sell their shares of Hybridon stock.

         Hybridon's common stock is a "penny stock," as it is not listed on an exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. It provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for shareholders to sell their shares of Hybridon stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Certain existing stockholders hold a substantial portion of our stock, and consequently could control most matters requiring approval by stockholders.

         Hybridon's officers, directors and principal stockholders own or control more than 60% of Hybridon's common stock on a fully-diluted basis. As a result, these stockholders, acting together, have the ability to control most matters requiring approval by the stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of Hybridon.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of December 31, 1999, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         All financial statements required to be filed hereunder are filed as APPENDIX A hereto, are listed under Item 14(a), and are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF HYBRIDON

         The response to this item is contained in part under the caption "Executive Officers and Significant Employees of Hybridon" in Part I of this Annual Report on Form 10-K and in part in Hybridon's Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2000 (the "2000 Proxy Statement"), under the caption "Election of Directors," which section is incorporated herein by this reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

         Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.      COMPENSATION OF EXECUTIVE OFFICERS

         The response to this item is contained in the 2000 Proxy Statement under the caption "Election of Directors," which section is incorporated herein by this reference. The 2000 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference. The 2000 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is contained in the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions," which section is incorporated herein by this reference. The 2000 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements. Reference is made to the Index to Consolidated
           Financial Statements under Item 8 of this Annual Report on Form 10-K.

      (2) Hybridon is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

      (3) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b) Reports on Form 8-K. During the fourth quarter of 1999, Hybridon did not file any reports on Forms 8-K.

(c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.

Exhibit No.       Description
-----------       -----------

3.1(1) Restated Certificate of Incorporation of the Registrant, as amended.

3.2(2)            Amended and Restated Bylaws of the Registrant.

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

4.4(7)            Class A Warrant Agreement dated May 5, 1998.

4.5(7)            Class B Warrant Agreement dated May 5, 1998.

4.6(7)            Class C Warrant Agreement dated May 5, 1998.

4.7(7)            Class D Warrant Agreement dated May 5, 1998.

4.8               Form of Notes due 2002 of Hybridon.

+10.1(2) License Agreement dated February 21, 1990 and restated as of September 8, 1993 between the Registrant and the Worcester Foundation for Biomedical Research, Inc., as amended.

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

10.36(5) Registration Rights Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

+10.37(5)         Supply and Sales Agreement dated as of September 1, 1996
                  between the Registrant and P.E. Applied Biosystems.

10.38(2) Registration Rights Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

10.39(2) Warrant Agreement dated as of March 26, 1997 between Forum Capital Markets LLC and the Registrant.

+10.40(6)         Amendment No. 1 to License Agreement, dated as of February 21,
                  1990 and restated as of September 8, 1993, by and between the Worcester Foundation for Biomedical Research, Inc. and the
                  Registrant, dated as of November 26, 1996.

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

10.45(7) Financial Advisory Agreement between Registrant and Pillar Investments Ltd. dated May 5, 1998.

10.46(7) Placement Agency Agreement between Registrant and Pillar Investments Ltd. dated as of January 15, 1998.

+++10.47 Licensing Agreement dated March 12, 1999 by and between Hybridon, Inc. and Integrated DNA Technologies, Inc.

+++10.48(13)      Licensing Agreement dated September 7, 1999 by and between
                  Hybridon, Inc. and Genzyme Corporation.

10.49(13)         Form of loan agreement relating to a loan in the amount of
                  $454,901 made to Hybridon, Inc. in October 1999 by various parties.

10.50(13)         Form of promissory note relating to a loan in the amount of
                  $454,901 made to Hybridon, Inc. in October 1999 by various parties.

10.51(13)         Loan Agreement dated as of September 1, 1999, between
                  Hybridon, Inc. and E. Andrews Grinstead, III.

10.52(13)         Term promissory note in the amount of $500,000 dated September
                  1, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead,
                  III.

10.53(13)         Term promissory note in the amount of $500,000 dated September
                  27, 1999, by Hybridon, Inc. in favor of E. Andrews Grinstead,
                  III.

10.54(14)         Subordination and Intercreditor Agreement by and among
                  Hybridon, the holders of Notes due 2002, Forum and entities advised by Pecks, dated as of December 7, 1999.

10.55(14)         Letter Agreement between Hybridon and Pillar Investments dated
                  December 10, 1999.

10.56(14)         Form of Subscription Agreements dated as of December 13, 1999, by and among Hybridon and the purchasers of Notes due 2002.

21.1(2)           Subsidiaries of the Registrant.

23.1              Consent of Arthur Andersen LLP.

23.2              Consent of McDonnell Boehnen Hulbert & Berghoff.

27.1              Financial Data Schedule [EDGAR] - Year Ended December 31, 1999

------------------------

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

(8) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(9) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(10) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(11) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-69649).

(12) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(14) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-99024).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2000.

                                                     Hybridon, Inc.


                                                     /s/ Sudhir Agrawal
                                                     --------------------------
                                                     Sudhir Agrawal, D. Phil.
                                                     President and Acting Chief
                                                     Executive Officer


                        POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned officers and directors of Hybridon, Inc., hereby severally constitute and appoint Sudhir Agrawal and Robert G. Andersen, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Hybridon, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                            Titles                        Date
----------                            ------                        ----

/s/ Sudhir Agrawal                    President, Acting          March 30, 2000
-----------------------               Chief Executive
Sudhir Agrawal, D. Phil.              Officer (Principal
                                      Executive Officer)
                                      and Director

/s/ James B. Wyngaarden               Chairman of the            March 30, 2000
-----------------------               Board of Directors
James B. Wyngaarden, M.D.

/s/ Robert G. Andersen                Chief Financial            March 30, 2000
----------------------                Officer and Vice
Robert G. Andersen                    President of Operations
                                      and Planning

/s/ Nasser Menhall                    Director                   March 30, 2000
------------------
Nasser Menhall

/s/ Paul C. Zamecnik                  Director                   March 30, 2000
--------------------
Paul C. Zamencnik, M.D.

/s/ Youssef El-Zein                   Director                   March 30, 2000
-------------------
Youssef El-Zein

/s/ Arthur W. Berry                   Director                   March 30, 2000
-------------------
Arthur W. Berry

/s/ Harold L. Purkey                  Director                   March 30, 2000
--------------------
Harold L. Purkey

/s/ Camille Chebeir                   Director                   March 30, 2000
-------------------
Camille Chebeir

                                      INDEX
                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEETS                                                 F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hybridon, Inc.:

We have audited the accompanying consolidated balance sheets of Hybridon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybridon, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred significant losses which it has funded through the issuance of debt and equity securities and through research and development collaborations and licensing agreements. The Company expects that its existing financial resources will fund operations only until June 2000. As a result, there is substantial doubt about the Company's ability to continue as a going concern (see Note 1 for management's plans). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 25, 2000

                         Hybridon, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 December 31,
                                                                                           1998              1999
CURRENT ASSETS:
   Cash and cash equivalents                                                          $     5,607,882  $     2,551,671
   Accounts receivable                                                                      1,175,441        1,218,142
   Prepaid expenses and other current assets                                                  110,827          101,914
                                                                                      ---------------  ---------------
         Total current assets                                                               6,894,150        3,871,727
                                                                                      ---------------  ---------------
PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                                  11,127,035       11,127,035
   Laboratory equipment and other                                                          11,432,435        9,943,170
                                                                                      ---------------  ---------------
                                                                                           22,559,470       21,070,205
   Less--Accumulated depreciation and amortization                                         13,788,979       14,691,883
                                                                                       --------------  ---------------
                                                                                            8,770,491        6,378,322
OTHER ASSETS:
   Deferred financing costs and other assets                                                  612,374        1,415,149
   Note receivable from officer                                                               258,650          270,050
                                                                                      ---------------  ---------------
                                                                                              871,024        1,685,199
                                                                                      $    16,535,665  $    11,935,248
                                                                                      ===============  ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                  $     6,070,951  $     6,080,746
   Accounts payable                                                                         2,368,163        1,622,694
   Accrued expenses                                                                         4,068,679        2,505,988
                                                                                      ---------------  ---------------
         Total current liabilities                                                         12,507,793       10,209,428
                                                                                      ---------------  ---------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                        473,094          392,348
                                                                                      ---------------  ---------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                   1,306,000        1,306,000
                                                                                      ---------------  ---------------
8% CONVERTIBLE NOTES PAYABLE                                                                        -        6,099,775
                                                                                      ---------------  ---------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Series A convertible preferred stock-
       Designated--1,500,000 shares
       Issued and outstanding--641,259 and 661,856 shares at December 31, 1998 and 1999, respectively
         (Liquidation preference of $67,224,000 at December 31, 1999)                           6,413            6,618
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--15,304,825 and 16,260,722 shares at December 31, 1998
       and 1999, respectively                                                                  15,305           16,261
   Additional paid-in capital                                                             241,632,024      247,813,331
   Accumulated deficit                                                                   (238,447,837)    (253,183,130)
   Deferred compensation                                                                     (957,127)        (725,383)
                                                                                      ---------------  ---------------
         Total stockholders' equity (deficit)                                               2,248,778       (6,072,303)
                                                                                      ---------------  ---------------
                                                                                      $    16,535,665  $    11,935,248
                                                                                      ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         Hybridon, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years Ended December 31,
                                                                       1997              1998             1999

REVENUES:
   Product and service                                            $     1,876,862  $     3,253,879   $     6,186,136
   Research and development                                               945,000        1,099,915           600,000
   Royalty and other income                                                48,000                -                 -
   Interest                                                             1,079,122          148,067           214,745
                                                                  ---------------  ---------------   ---------------
                                                                        3,948,984        4,501,861         7,000,881
                                                                  ---------------  ---------------   ---------------
OPERATING EXPENSES:
   Research and development                                            46,827,915       20,977,370        13,090,381
   General and administrative                                          11,026,748        6,572,502         3,663,811
   Interest                                                             4,535,647        2,932,362           749,731
   Restructuring                                                       11,020,000                -                 -
                                                                  ---------------  ---------------   ---------------
         Total operating expenses                                      73,410,310       30,482,234        17,503,923
                                                                  ---------------  ---------------   ---------------
         Loss before extraordinary item                               (69,461,326)     (25,980,373)      (10,503,042)

EXTRAORDINARY ITEM:
   Gain on exchange of 9% convertible subordinated notes payable                -        8,876,685                 -
                                                                  ---------------  ---------------   ---------------
         Net loss                                                     (69,461,326)     (17,103,688)      (10,503,042)

ACCRETION OF PREFERRED STOCK DIVIDENDS                                          -        2,689,048         4,232,251
                                                                  ---------------  ---------------   ---------------
         Net loss applicable to common stockholders               $   (69,461,326) $   (19,792,736)  $   (14,735,293)
                                                                  ===============  ===============   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE:

         Loss before extraordinary item                           $       (13.76)  $        (2.19)   $        (0.66)
         Extraordinary item                                                    -             0.75                 -
                                                                  ---------------  ---------------   ---------------
         Net loss                                                         (13.76)           (1.44)            (0.66)
         Accretion of preferred stock dividends                                -            (0.23)            (0.27)
                                                                  ---------------  --------------    --------------
         Net loss per share applicable to common stockholders     $       (13.76)  $        (1.67)   $        (0.93)
                                                                  ==============   ==============    ==============
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                                                5,049,840       11,859,350        15,810,664
                                                                  ===============  ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.


                         Hybridon, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         Convertible           Series A Convertible
                                                       Preferred Stock           Preferred Stock             Common Stock
                                                    Number of    $.01 Par     Number of    $.01 Par     Number of     $.001 Par
                                                    Shares         Value       Shares       Value        Shares           Value

BALANCE, DECEMBER 31, 1996                                   -  $         -            -  $         -    5,029,315   $     5,029
  Issuance of common stock related to the
    exercise of stock options                                -            -            -            -       25,005            26
  Issuance of common stock related to the
    exercise of warrants                                     -            -            -            -          330             -
  Issuance of common stock for services rendered             -            -            -            -        5,000             5
  Deferred compensation related to grants of
    stock options to nonemployees                            -            -            -            -            -             -
  Amortization of deferred compensation                      -            -            -            -            -             -
  Net loss                                                   -            -            -            -            -             -
                                                   -----------  -----------  -----------  -----------  -----------   -----------

BALANCE, DECEMBER 31, 1997                                   -            -            -            -    5,059,650         5,060
  Issuance of Series A convertible preferred
    stock and attached warrants in exchange for
    conversion of 9% convertible subordinated
    notes payable and accrued interest, net of
    issuance costs of $1,195,398                             -            -      510,504        5,105            -             -
  Issuance of common stock and attached warrants
    in exchange for conversion of accounts
    payable and other obligations                            -            -            -            -    3,217,154         3,217
  Issuance of Series A convertible preferred
    stock                                                    -            -      114,285        1,143            -             -
  Issuance of common stock to placement agent                -            -            -            -      597,699           598
  Issuance of common stock and attached warrants
    in exchange for conversion of convertible
    notes payable, net of issuance cost of
    $566,167                                                 -            -            -            -    3,157,322         3,157
  Issuance of common stock and attached
    warrants, net of issuance costs of $1,069,970            -            -            -            -    3,223,000         3,223
  Issuance of common stock for services rendered             -            -            -            -       50,000            50
  Deferred compensation related to grants of
    stock options to nonemployees, net of
    terminations                                             -            -            -            -            -             -
  Issuance of warrants in connection with notes
    payable                                                  -            -            -            -            -             -
  Accretion and issuance of Series A convertible
    preferred stock dividends                                -            -       16,470          165            -             -
  Amortization of deferred compensation                      -            -            -            -            -             -
  Net loss                                                   -            -            -            -            -             -
                                                   -----------  -----------  -----------  -----------  -----------   -----------
BALANCE, DECEMBER 31, 1998                                   -            -      641,259        6,413   15,304,825        15,305
  Issuance of common stock to placement agents               -            -            -            -      460,000           460
  Conversion of Series A convertible preferred
    stock into common stock                                  -            -      (21,076)        (211)     495,897           496
  Issuance of warrants in connection with notes
    payable                                                  -            -            -            -            -             -
  Accretion and issuance of Series A convertible
    preferred stock dividends                                -            -       41,673          416            -             -
  Fair value  of stock options to nonemployees               -            -            -            -            -             -
  Amortization of deferred compensation                      -            -            -            -            -             -
  Net loss                                                   -            -            -            -            -             -
                                                   -----------  -----------  -----------  -----------  -----------   -----------
BALANCE, DECEMBER 31, 1999                                   -  $         -      661,856  $     6,618   16,260,722   $    16,261
                                                   ===========  ===========  ===========  ===========  ===========   ===========


                                                                                               Total
                                                      Additional                             Stockholders'
                                                        Paid-in    Accumulated   Deferred      Equity
                                                        Capital      Deficit    Compensation  (Deficit)

BALANCE, DECEMBER 31, 1996                        $173,247,476 $(149,193,775 $(1,203,926) $22,854,804
  Issuance of common stock related to the
    exercise of stock options                           86,300            -            -       86,326
  Issuance of common stock related to the
    exercise of warrants                                 9,075            -            -        9,075
  Issuance of common stock for services rendered       146,869            -            -      146,874
  Deferred compensation related to grants of
    stock options to nonemployees                      205,978            -     (205,978)           -
  Amortization of deferred compensation                      -            -      316,067      316,067
  Net loss                                                   -  (69,461,326)           -  (69,461,326)
                                                   -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1997                         173,695,698 (218,655,101)  (1,093,837) (46,048,180)
  Issuance of Series A convertible preferred
    stock and attached warrants in exchange for
    conversion of 9% convertible subordinated
    notes payable and accrued interest, net of
    issuance costs of $1,195,398                    38,729,489            -            -   38,734,594
  Issuance of common stock and attached warrants
    in exchange for conversion of accounts
    payable and other obligations                    5,931,341            -            -    5,934,558
  Issuance of Series A convertible preferred
    stock                                            7,998,817            -            -    7,999,960
  Issuance of common stock to placement agent        1,194,800            -                 1,195,398
  Issuance of common stock and attached warrants
    in exchange for conversion of convertible
    notes payable, net of issuance cost of
    $566,167                                         4,230,676            -            -    4,233,833
  Issuance of common stock and attached
    warrants, net of issuance costs of $1,069,970    6,873,453            -            -    6,876,676
  Issuance of common stock for services rendered        93,700            -            -       93,750
  Deferred compensation related to grants of
    stock options to nonemployees, net of
    terminations                                       109,734            -     (109,734)           -
  Issuance of warrants in connection with notes
    payable                                             85,433            -            -       85,433
  Accretion and issuance of Series A convertible
    preferred stock dividends                        2,688,883   (2,689,048)           -            -
  Amortization of deferred compensation                      -            -      246,444      246,444
  Net loss                                                   -  (17,103,688)           -  (17,103,688)
                                                   -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1998                         241,632,024 (238,447,837)    (957,127)   2,248,778
  Issuance of common stock to placement agents         999,540            -            -    1,000,000
  Conversion of Series A convertible preferred
    stock into common stock                               (285)           -            -            -
  Issuance of warrants in connection with notes
    payable                                            547,328            -            -      547,328
  Accretion and issuance of Series A convertible
    preferred stock dividends                        4,231,835   (4,232,251)           -            -
  Fair value  of stock options to nonemployees         402,889            -            -      402,889
  Amortization of deferred compensation                      -            -      231,744      231,744
  Net loss                                                   -  (10,503,042)           -  (10,503,042)
                                                   -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1999                        $247,813,331 $(253,183,130 $  (725,383) $(6,072,303)
                                                  ============ ============= ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                         Hybridon, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                          1997             1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (69,461,326)   $  (17,103,688)  $  (10,503,042)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Extraordinary gain on exchange of 9% convertible
       subordinated notes payable                                                -        (8,876,685)               -
     Loss on disposal of property and equipment                                  -                 -           46,500
     Depreciation and amortization                                       4,488,719         4,057,286        2,355,062
     Noncash interest expense                                                    -                 -           65,485
     Issuance of common stock for services rendered                        146,874            93,750                -
     Compensation from grant of stock options                              316,067           246,444          634,633
     Amortization of deferred financing costs                              479,737           160,813          123,140
     Noncash portion of restructuring charge                             1,255,000                 -                -
     Changes in assets and liabilities-
       Accounts receivable                                                  44,194          (645,739)         (42,701)
       Prepaid expenses and other current assets                           539,499           894,998            8,913
       Note receivable from officer                                         70,728           (11,400)         (11,400)
       Accounts payable                                                  3,987,398        (3,059,002)        (745,469)
       Accrued expenses                                                  7,071,532         1,565,806         (562,691)
       Deferred revenue                                                    (86,250)                -                -
                                                                    --------------    --------------   --------------
         Net cash used in operating activities                         (51,147,828)      (22,677,417)      (8,631,570)
                                                                    --------------    --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in short-term investments                                    3,785,146                 -                -
   Purchases of property and equipment                                  (7,509,755)         (471,949)          (9,395)
   Proceeds from sale of property and equipment                                  -           714,400                -
   Proceeds from sale of real estate partnership                                 -         5,450,000                -
                                                                    --------------    --------------   --------------
         Net cash (used in) provided by investing activities            (3,724,609)        5,692,451           (9,395)
                                                                    --------------    --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Series A convertible preferred
     stock                                                                       -         7,999,960                -
   Proceeds from issuance of common stock related to stock
     options and restricted stock grants                                    86,326                 -                -
   Net proceeds from issuance of common stock                                    -         6,876,676                -
   Proceeds from notes payable                                                   -         6,000,000                -
   Proceeds from issuance of convertible notes payable and
     warrants                                                           50,000,000         4,233,833        4,534,290
   Proceeds from related party notes payable                                     -                 -        1,500,000
   Proceeds from issuance of common stock related to stock
     warrants                                                                9,075                 -                -
   Proceeds from sale/leaseback of fixed assets                          1,205,502                 -                -
   Payments on long-term debt                                           (1,564,268)       (7,296,646)         (70,951)
   Increase in deferred financing costs                                 (2,820,790)         (400,000)        (378,585)
   (Increase) decrease in restricted cash and other assets              (2,474,948)        2,976,823                -
                                                                    --------------    --------------   --------------
         Net cash provided by financing activities                      44,440,897        20,390,646        5,584,754
                                                                    --------------    --------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (10,431,540)        3,405,680       (3,056,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            12,633,742         2,202,202        5,607,882
                                                                    --------------    --------------   --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $    2,202,202    $    5,607,882   $    2,551,671
                                                                    ==============    ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)    ORGANIZATION

       Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

       Since inception, the Company has devoted substantially all of its efforts toward product research and development, its custom contract manufacturing business (Hybridon Specialty Products or HSP) and raising capital. Management anticipates that substantially all future revenues will be derived from the sale of proprietary biopharmaceutical products under development or to be developed in the future and custom contract manufacturing of synthetic DNA products and reagent products by HSP, as well as from research and development revenues and fees and royalties derived from licensing of the Company's technology. Although the Company has begun to generate revenues from its custom contract manufacturing business, the Company is dependent on the proceeds from possible future sales of debt and equity securities, and research and development collaborations in order to fund future operations. As of December 31, 1999, the Company had cash and cash equivalents of approximately $2.6 million. The Company expects that such resources will fund operations only until June 2000. As a result, there is substantial doubt concerning its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The Company is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 2000. If the Company is unable to obtain this sufficient amount of additional funding by June 2000, it will be forced to terminate its operations or seek relief under applicable bankruptcy law by the end of June 2000.

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

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              uncertainty with clinical trials, uncertainty of additional funding and history of operating losses.

        (b)   Principles of Consolidation

              The accompanying consolidated financial statements include the results of the Company and its subsidiaries, Hybridon S.A. (Europe), a French corporation and Hybridon Canada, Inc. (an inactive majority-owned subsidiary). The consolidated financial statements also reflect the Company's approximately 30% interest in MethylGene, Inc. (MethylGene), and the Company's approximately 40% interest in OriGenix Technologies Inc. (OriGenix) both Canadian corporations which are accounted for under the equity method (see Notes 8 and 9, respectively). All material intercompany balances and transactions have been eliminated in consolidation.

       (c)    Cash Equivalents

              The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 1998 and 1999 consist of the following (at amortized cost, which approximates fair market value):

                                                          1998          1999
                Cash and cash equivalents-
                   Cash and money market funds        $ 3,865,365   $   505,794
                   Corporate bond                       1,742,517     2,045,877
                                                      -----------   -----------
                         Total cash and cash
                           equivalents                $ 5,607,882   $ 2,551,671
                                                      ===========   ===========

       (d)    Depreciation and Amortization

              Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                                                       Estimated Useful
                        Asset Classification                 Life

                Leasehold improvements                   Life of lease
                Laboratory equipment and other             3-5 years

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       (e)    Accrued Expenses

              At December 31, 1998 and 1999, accrued expenses consist of the following:

                                                            1998         1999

             Restructuring (Note 3)                    $   469,485   $         -
             Interest                                       29,385        25,496
             Payroll and related costs                   1,151,742       753,834
             Outside research and clinical costs           797,593       452,633
             Professional fees                             149,957       165,000
             Contingent stock (Notes 5(a) and 10(b))     1,000,000             -
             Other                                         470,517     1,109,025
                                                       -----------   -----------
                                                       $ 4,068,679   $ 2,505,988
                                                       ===========   ===========

       (f)    Reclassifications

              Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the current periods presentation.

       (g)    Revenue Recognition

              The Company has recorded revenue under the consulting and research agreements discussed in Notes 6 and 8. Revenue is recognized as earned on the straight-line basis over the term of the agreement, which approximates when work is performed and costs are incurred. Revenues from product and service sales are recognized when the products are shipped or the services are performed. Product revenue during 1998 and 1999 represents revenues from the sale of oligonucleotides manufactured on a custom contract basis by HSP.

       (h)    Research and Development Expenses

              The Company charges research and development expenses to operations as incurred.

       (i)    Patent Costs

              The Company charges patent expenses to operations as incurred.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       (j)    Comprehensive Loss

              The Company applies Statement of Financial Accounting Standards
              (SFAS) No. 130, Reporting Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

       (k)    Net Loss per Common Share

              The Company applies SFAS No 128, Earnings per Share. Under SFAS No. 128, basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities which consist of stock options, warrants and convertible preferred stock (on an as-converted basis) that are not included in diluted net loss per common share were 2,404,561, 27,774,883 and 32,854,153 for 1997, 1998 and 1999, respectively.

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

       (m)    New Accounting Pronouncement

              In March 1999, the Financial Accounting Standards Board (FASB) issued a proposed interpretation, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 (the Proposed Interpretation). The Proposed Interpretation would clarify the application of APB 25 in certain situations, as defined. The Proposed Interpretation would be effective upon issuance (expected to be in early 2000) but would cover certain events that occur after December 15, 1998. To the extent that events covered by this Proposed Interpretation occur during the period after December 15, 1998, but before issuance of the final interpretation, the effects of applying this Proposed Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of the Proposed Interpretation will affect the accounting for stock options repriced during fiscal year 1999 (see Note 10(f)).

              The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

(3)      RESTRUCTURING

       Beginning in July 1997, the Company implemented a restructuring plan to reduce expenditures on a phased basis in an effort to conserve its cash resources. As part of this restructuring plan, in addition to terminating the clinical development of GEM 91, the Company's first generation antisense drug for the treatment of AIDS and HIV infection, the Company reduced or suspended selected programs unrelated to its four core advanced chemistry antisense drug research development programs. In connection with the reduction in programs, the Company accrued termination fees related to research contracts and wrote off assets related to programs that were suspended or canceled. As part of the restructuring, all outside testing, public relations, travel and entertainment and consulting arrangements were reviewed and where appropriate the terms were renegotiated, contracts cancelled or the terms were significantly reduced. As a result of the implementation of these changes, the Company terminated the employment of 84 employees at its Cambridge and Milford, Massachusetts, facilities since July 1997 and closed its operations in Paris, France, and terminated 11 employees at that location.

       In connection with the restructuring, the Company entered into different subleasing arrangements. During 1997, the Company subleased substantial portions of each of its facilities in Cambridge, Massachusetts, (including a portion of its former headquarters located at 620 Memorial Drive, the Cambridge Lease). The Company incurred expenses relating to these subleases for broker fees and renovation expenses incurred in preparing the Cambridge Lease space for the new tenant. In addition, the Company accrued the estimated lease loss of subleasing the Cambridge Lease which were vacated during 1998. The Company also subleased its office in Paris, France, and accrued the estimated lease loss.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       The following are the significant components of the $11,020,000 charge for restructuring (in thousands):

                                                                Restructuring
                                                                   Charge

         Estimated loss on facility leases                    $      6,372
         Employee severance, benefits and related costs              2,738
         Write-down of assets to net realizable value                  946
         Termination costs of certain development programs             964
                                                              ------------

                                                              $     11,020

       The total cash impact of the restructuring was approximately $5,165,000, and was paid as of December 31, 1999.

(4)    NOTE RECEIVABLE FROM OFFICER

       At December 31, 1998 and 1999 the Company has a note receivable and accrued interest from an officer, of $258,650 and $270,050, respectively. The note has an interest rate of 6.0% per annum and matures in April 2001.

(5)    LONG-TERM DEBT

       Future minimum principal payments due under various notes payable, excluding the 9% convertible subordinated notes (the 9% Notes) due April 1, 2004 and the 8% convertible subordinated notes (the 8% Notes) due November 30, 2002, are as follows at December 31, 1999:

          December 31,                                        Amount

          2000                                            $    6,080,746
          2001                                                    91,892
          2002                                                   104,576
          2003                                                   119,010
          2004                                                    76,870
                                                          --------------
                   Total long-term debt obligations            6,473,094

          Less--Current portion                                 6,080,746
                                                           --------------
                                                          $      392,348

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       (a)    Note Payable

              During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lenders). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at the Lender's option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share; (v) the note includes a minimum liquidity, as defined, covenant of $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. On December 1, 1999, the Company received a waiver for noncompliance with the minimum tangible net worth covenant effective December 31, 1999. In addition, the Lenders also agreed to waive compliance with all covenants for the period January 1, 2000 through March 31, 2000. The Company has classified the outstanding balance of $6,000,000 at December 31, 1999, as a current liability in the accompanying consolidated balance sheet as it does not currently have the financing to remain in compliance with the financial covenants. In connection with the issuance of the note payable, Forum received $400,000, which was reinvested by Forum to purchase 160,000 shares of common stock with 40,000 attached warrants at an exercise price of $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Forum received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

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

       (c)    Capital Lease Obligations

              The Company had entered into various capital leases for equipment. During 1998, the Company settled its capital lease obligations in full through the issuance of common stock and warrants (see Note 10 (b)).

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       (d)    9% Convertible Subordinated Notes Payable

              On April 2, 1997, the Company issued $50,000,000 of 9% Convertible Subordinated Notes Payable (9% Notes). Under the terms of the 9% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are subordinate to substantially all of the Company's existing indebtedness. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625, subject to adjustment under certain circumstances, as defined.

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

              On May 5, 1998, holders of $48,694,000 of principal and $2,361,850 of accrued interest tendered such principal and accrued interest on the 9% Notes to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of $8,876,685 related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% Notes plus accrued interest, less $2,249,173 of deferred financing costs written off, and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the 1998 Unit Financing (see Note 10(b)), and warrants to purchase common stock issued by the Company.

       (e)    8% Convertible Notes Payable

              In December 1999, the Company completed an offering of the 8% Convertible Notes Payable (8% Notes). As of December 31, 1999, the Company had received approximately $5.7 million in principal with respect to the 8% Notes. Subsequent to December 31, 1999, the Company received approximately an additional $1.2 million in principal of 8% Notes. In connection with the closing of the 8% Notes in December, the Company converted the outstanding balance of the promissory notes payable to the Company's Chief Executive Officer into 8% Notes (see Note 5(f)). Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              per share of common stock (the Conversion Ratio), subject to adjustment under certain circumstances, as defined. If the 8% Notes are prepaid before the maturity date, all noteholders are entitled to receive a warrant to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio.

              In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%.

              In addition, in connection with the issuance of the 8% Notes, the holders of the note payable to Lenders (see Note 5(a)) received a warrant to purchase 2,750,000 shares of the Company's common stock at $.60 per share. The warrant was granted as consideration to the Lenders for relinquishing their seniority upon liquidation of the Company to the holders of the 8% Notes. The Company computed the value of the warrants to be $547,328, by using the Black-Scholes option pricing model. The Company has recorded the $547,328 as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Notes.

       (f)    Related Party Notes Payable

              During September 1999, the Company entered into two $500,000 promissory notes payable to the Company's Chief Executive Officer (the Officer). During November 1999, the Company entered into an additional $500,000 promissory note payable to the Officer. In connection with the issuance of the 8% Notes (see Note 5(e)), the Company converted the principal balance, $1,500,000, and accrued but unpaid interest of $46,502 into 8% Notes.

(6)    G.D. SEARLE & CO. AGREEMENT

       In January 1996, the Company and G.D. Searle & Co. (Searle) entered into a collaboration relating to research and development of therapeutic antisense compounds. The Company and Searle were investigating antisense inhibitors of MDM2, a protein involved in programmed cell death, or apoptosis. In March 2000, the Company announced that Searle had elected not to extend its collaboration agreement with the Company.

       During 1997, 1998 and 1999, the Company earned $600,000 each year, in research and development revenues from Searle. Under the collaboration, Searle also purchased 200,000 shares of common stock in the Company at the offering price of $50.00 per share.

(7)    LICENSING AGREEMENT

       The Company has entered into a licensing agreement with the Worcester Foundation for Biomedical Research, Inc., which has merged with the University of Massachusetts Medical Center, under which the Company has received exclusive licenses to technology in certain patents and patent applications. The Company is required to make royalty payments based on future sales of products employing the technology or falling under claims of a patent, as well as a specified percentage of sublicense income received related to the licensed technology. Additionally, the Company is required to pay an annual maintenance fee through the life of the patents.

(8)    INVESTMENT IN METHYLGENE, INC.

       In January 1996, the Company and certain institutional investors formed a Quebec company, MethylGene, Inc. (MethylGene) to develop and market certain compounds and procedures to be agreed upon by the Company and MethylGene.

       The Company has granted to MethylGene exclusive worldwide licenses and sublicenses in respect of certain technology relating to the methylgene fields. These fields are defined as (i) antisense compounds to inhibit DNA methyltransferase for the treatment of cancers; (ii) other methods of inhibiting DNA methyltransferase for the treatment of any indications; and (iii) antisense compounds to inhibit a second molecular target other than DNA methyltransferase for the treatment of cancers, to be agreed upon by the Company and MethylGene. In addition, the Company and MethylGene have entered into a supply agreement pursuant to which MethylGene is obligated to purchase from the Company all required formulated bulk oligonucleotides at specified transfer prices.

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

       In May 1998, this agreement was amended to grant MethylGene a non-exclusive right to use any and all antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company; (ii) May 5, 1999, unless MethylGene exercises its option to continue contracting for development services provided by the Company; or
       (iii) May 5, 2000. As additional consideration for this nonexclusive right, MethylGene is required to pay the Company certain milestone amounts, as defined, and transfer 300,000 shares of MethylGene's Class B shares to the Company. The Company has placed no value on these shares. During 1997, 1998 and 1999, the Company recognized $101,894, $1,685,932 and $1,926,888, respectively, of product and service revenue related to this agreement.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

(9)    ORIGENIX TECHNOLOGIES, INC.

       In January 1999, the Company and certain institutional investors formed a Montreal company, OriGenix to develop and market drugs for the treatment of infectious diseases.

       The Company received a 49% interest in OriGenix in exchange for certain research and development efforts previously undertaken by the Company which were made available to OriGenix. The Company also licensed certain antisense compounds and other technology to OriGenix. During 1999, OriGenix raised additional proceeds from institutional investors that reduced the Company's ownership interest to 40%. The institutional investors acquired a 51% interest in OriGenix for a total of approximately $4.0 million. The Company accounted for their investment in OriGenix under the equity method. During 1999, the Company recognized $101,290 of product and service revenue from sales to OriGenix.

(10)   STOCKHOLDERS' EQUITY (DEFICIT)

       (a)    Common Stock

              The Company has 100,000,000 authorized shares of common stock, $.001 par value, of which 16,260,722 shares were issued and outstanding at December 31, 1999.

       (b)    1998 Unit Financing

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

              In addition, Pillar is entitled to 300,000 shares of common stock, in connection with its efforts in assisting the Company in restructuring its balance sheet. The Company has recorded $600,000 of general and administrative expense in the accompanying consolidated statement of operations during 1998, which represents the value of the

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              common stock on May 5, 1998 with an offsetting amount to accrued expenses for the shares to be issued. These shares were issued in 1999.

       (c)    Units Issued to Primedica Corporation

              In connection with the unit financing (see Note 10(b)) the Company issued 250,000 shares of common stock and 62,500 warrants to purchase common stock to Primedica Corporation (Primedica) for future services to be provided. The services shall commence upon the Company's request after (i) the Company securities are listed on a nationally recognized exchange, and (ii) the average closing price of the Company's common stock is at least $2.00 per share for the twenty-day trading period preceding the contract commencement date. In the event that the Company does not use these services as a result of the failure to meet the contract conditions, Primedica shall forfeit to the Company all or part of the common stock and warrants held by Primedica. The Company recorded these shares as issued and outstanding during 1998 at par value. The Company will record the value of these services as the services are rendered.

       (d)    Warrants

              The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 1999:

                                                            Outstanding    Exercise Price     Exercisable      Exercisable
                    Expiration Date                           Shares          per Share         Shares       Price per Share

                    January 23, 2000-October 25, 2000           293,679      $    50.00           293,679      $    50.00
                    February 28, 2000                            20,000           37.50            20,000           37.50
                    December 31, 2001                            13,000           34.49            13,000           34.49
                    April 2, 2002-May 4, 2003                 8,641,510        2.40-4.25        8,641,510            2.53
                    December 31, 2002                         2,750,000            0.60                 -               -
                    November 30, 2003                           173,333            3.00           173,333            3.00
                                                          -------------                     -------------
                                                             11,891,522                         9,141,522
                                                          =============                     =============

                    Weighted average exercise price per
                    share                                                    $     3.35                        $     4.19
                                                                             ==========                        ==========

       (e)    Stock Options

              In 1990 and 1995, the Company established the 1990 Stock Option Plan (the 1990 Option Plan) and the 1995 Stock Option Plan (the 1995 Option Plan), respectively, which provide for the grant of incentive stock options and nonqualified stock options. Options granted under these plans vest over various periods and expire no later than 10 years from the date of grant. However, under the 1990 Option Plan, in the event of a change in control (as defined in the 1990 Plan), the exercise dates of

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              all options then outstanding shall be accelerated in full and any restrictions on exercising outstanding options issued pursuant to the 1990 Option Plan shall terminate. In October 1995, the Company terminated the issuance of additional options under the 1990 Option Plan. As of December 31, 1999, options to purchase a total of 365,379 shares of common stock remained outstanding under the 1990 Option Plan.

              A total of 700,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1995 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed 10 years). As of December 31, 1999, options to purchase a total of 497,704 shares of common stock remained outstanding under the 1995 Option Plan.

              In October 1995, the Company adopted the 1995 Director Stock Option Plan (the Director Plan). A total of 400,000 shares of common stock may be issued upon the exercise of options granted under the Director Plan. Under the terms of the Director Plan, options to purchase 1,000 shares of common stock were granted to eligible directors upon the closing of the Company's initial public offering at the fair market value of the common stock on the date of the closing. Thereafter, options to purchase 1,000 shares of common stock will be granted to each eligible director on May 1 of each year commencing in 1997. All options will vest on the first anniversary of the date of grant or, in the case of annual options, on April 30 of each year with respect to options granted in the previous year. As of December 31, 1999, options to purchase a total of 89,000 shares of common stock remained outstanding under the Director Plan.

              In May 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Option Plan) and has reserved and may issue up to 6,500,000 shares for the grant of incentive and nonqualified stock options. The maximum number of shares with respect to which options may be granted to any employee under the 1997 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock) of the fair market value of the common stock as of the date of grant; and (iv) the

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              duration of the option (which, in the case of incentive stock options, may not exceed ten years). As of December 31, 1999, options to purchase a total of 4,437,466 shares of common stock remained outstanding under the 1997 Option Plan.

              As of December 31, 1999, 2,575,830 options remain available for grant under the 1995 Option Plan, the Director Plan and the 1997 Option Plan.

              Stock option activity for the three years ended December 31, 1999 is summarized as follows:

                                                                                         Weighted
                                                    Number          Exercise Price     Average Price
                                                  of Shares           per Share          per Share

Outstanding, December 31, 1996                     1,136,388      $1.25  -  $65.60        $  38.05
   Granted                                           315,675      27.50  -   32.50           30.75
   Exercised                                         (25,005)      1.25  -   40.00           12.60
   Terminated                                       (236,561)      2.50  -   65.60           40.35
                                               -------------     -----------------    ------------
Outstanding, December 31, 1997                     1,190,497       1.25  -   65.60           36.18
   Granted                                         2,513,000       2.00  -    3.13            2.00
   Terminated                                       (242,765)      2.50  -   57.85           37.79
                                               -------------     -----------------    ------------
Outstanding, December 31, 1998                     3,460,732       1.25  -   65.60           11.25
   Granted                                         7,640,650       0.44  -    2.00            0.85
   Terminated                                    (5,711,832)       0.44  -   65.60            7.53
                                               ------------      -----------------    ------------
Outstanding, December 31, 1999                     5,389,550      $0.50  - $  2.00        $   0.50
                                               =============      ================        ========
Exercisable, December 31, 1997                       740,780      $1.25  - $ 65.50        $  34.40
                                               =============      ================        ========
Exercisable, December 31, 1998                     1,650,021      $1.25  - $ 65.60        $  17.13
                                               =============      ================        ========
Exercisable, December 31, 1999                     2,772,099      $0.50  - $  2.00        $   0.50
                                               =============      ================        ========

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

                                     Options Outstanding                     Options Exercisable
                                           Weighted        Weighted                       Weighted
                                           Average         Average                         Average
                                          Remaining        Exercise                       Exercise
  Range of Exercise         Number       Contractual      Price per         Number        Price per
        Prices           Outstanding         Life           Share        Outstanding        Share

$            0.50          5,385,550         8.39       $     0.50         2,771,974    $     0.50
             2.00              4,000         9.81             2.00               125          2.00
                        ------------                    ----------      ------------    ----------
                           5,389,550                    $     0.50         2,772,099    $     0.50
                        ============                    ==========      ============    ==========

              In 1997 and 1998, the Company recorded $205,978 and $109,734, respectively, of deferred compensation related to grants to nonemployees, net of terminations. In accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company will measure the value of options as they vest using the Black-Scholes option pricing model. The Company has recorded compensation expense of $316,067, $246,444 and $634,633 in 1997, 1998 and 1999,
              respectively, related to these grants to nonemployees.

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123.

              The Company has computed the pro forma disclosures require by SFAS No. 123 for all stock options and warrants granted to employees after January 1, 1995 using the Black-Scholes option pricing model. The assumptions used for the three years ended December 31, 1999 are as follows:

                                                    1997              1998             1999

                Risk free interest rate             6.22%             5.15%             6.12%
                Expected dividend yield               -                 -
                Expected lives                    6 years           6 years           6 years
                Expected volatility                   60%               60%               60%

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

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

              The effect of applying SFAS No. 123 for the three years ended December 31, 1999 would be as follows:

                                                                  1997               1998                1999
                Net loss to applicable common
                stockholders, as reported                   $   (69,461,326)   $   (19,792,736)   $   (14,735,293)
                                                            ===============    ===============    ===============
                Pro forma net loss applicable to common
                stockholders                                $   (73,402,170)   $   (23,131,304)   $   (18,647,864)
                                                            ===============    ===============    ===============
                Basic and Diluted net loss per common
                shares-

                   As reported                                  $  (13.76)         $   (1.67)         $   (0.93)
                                                                =========          =========          =========
                   Pro forma                                    $  (14.54)         $   (1.95)         $   (1.18)
                                                                =========          =========          =========

       (f)    Repricing

              In September 1999, the Company's Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $.50 per share, which represented the market value on the date of the repricing. As discussed in Note 2(m), these options will be subject to variable plan accounting, as defined in the Proposed Interpretation, if the Proposed Interpretation is adopted in its current form. The repriced options have been reflected as grants and cancellations in the stock option activity for the year ended December 31, 1999. Because the amount of compensation expense to be recorded is a function of both the Company's stock price and employee turnover after the effective date of the Proposed Interpretation, the Company cannot estimate the ultimate expense to be recognized.

       (g)    Employee Stock Purchase Plan

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

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

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

       (h)    Preferred Stock

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

       (i)    Series A Convertible Preferred Stock

              The rights and preferences of the Series A convertible preferred stock are as follows:

                  Dividends

                  The holders of the Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such share and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. In calculating the number of shares of Series A convertible preferred stock to be paid with respect to each dividend, the Series A convertible preferred stock shall be valued at $100.00 per share. During 1999, the Company recorded a total accretion of $4,232,251 for the dividend on Series A preferred stock and issued 41,673 shares of Series A convertible preferred stock as a dividend.

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

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

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

                  Conversion

                  Shares of Series A convertible preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $4.25 per share, subject to adjustment as defined.

                  During 1999, holders of 21,076 shares of Series A convertible preferred stock elected to convert their shares into 495,897 shares of the Company's common stock.

                  Mandatory Conversion

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

(11)   COMMITMENTS AND CONTINGENCIES

       (a)    Facilities

              The Company leases its facility in Milford, Massachusetts, under a lease which has a 10-year term, which commenced on July 1, 1994, with certain extension options.

              On February 4, 1994, the Company entered into the Cambridge Lease which is with a partnership that is affiliated with certain directors of the Company. The Company vacated the Cambridge, Massachusetts, facility in June 1998 and moved its corporate facilities to Milford, Massachusetts (see Note 3).

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

              Future approximate minimum rent payments as of December 31, 1998, under existing lease agreements through 2007, net of sublease agreements are as follows:

                     December 31,                       Amount

                        2000                          $      811,000
                        2001                               1,240,000
                        2002                               1,235,000
                        2003                               1,240,000
                        2004                                 933,000
                        Thereafter                         1,460,000
                                                      --------------
                                                      $    6,919,000

              During 1997, 1998 and 1999, facility rent expense net of sublease revenue was approximately $4,613,000, $3,871,000 and $1,123,000, respectively.

       (b)    Related-Party Agreements with Affiliates of Stockholders and
              Directors

              The Company has entered into consulting agreements, stock placement agreements and an advisory agreement with several companies that are controlled by two shareholders and directors of the Company including Forum, S.A. Pillar Investment N.V. (Pillar Investment), Pillar S.A. (formerly Commerce Consult S.A.) and Pillar Investment Limited (formerly Ash Properties Limited) (Pillar Limited). During 1997, 1998 and 1999, the Company had expensed $998,000, $1,300,000 and $336,000, respectively, under these agreements with related parties.

       (c)    Other Research and Development Agreements

              The Company has entered into consulting and research agreements with universities, research and testing organizations and individuals, under which consulting and research support is provided to the Company. These agreements are for varying terms and provide for certain minimum annual or per diem fees plus reimbursable expenses to be paid during the contract periods. Future minimum fees payable under these contracts as of December 31, 1999 are approximately as follows:

                December 31,                Amount

                2000                      $  218,000
                2001                          78,000
                                          ----------

                                          $  296,000

              Total fees and expenses under these contracts were approximately $9,372,000, $2,011,000 and $477,000 during 1997, 1998 and 1999, respectively.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

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

(12)   INCOME TAXES

       The Company applies SFAS No. 109, Accounting for Income Taxes. At December 31, 1999, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $228,744,000 and $4,186,000, respectively, available to reduce federal taxable income and federal income taxes, respectively. The Tax Reform Act of 1986 (the Act), enacted in October 1986, limits the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Act, which, as of December 31, 1999, have resulted in ownership changes in excess of 50%, as defined under the Act and which will limit the Company's ability to utilize its net operating loss carryforwards. Ownership changes in future periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carryforwards.

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       The federal net operating loss carryforwards and tax credit carryforwards expire approximately as follows:

                                            Net
                                      Operating Loss         Tax Credit
          Expiration Date              Carryforwards       Carryforwards

          December 31,
             2005                     $        666,000     $        15,000
             2006                            3,040,000              88,000
             2007                            7,897,000             278,000
             2008                           18,300,000             627,000
             2009                           25,670,000             689,000
             2010                           36,134,000             496,000
             2011                           44,947,000             493,000
             2012                           60,087,000             750,000
             2018                           21,366,000             500,000
             2019                           10,637,000             250,000
                                      ----------------     ---------------
                                      $    228,744,000     $     4,186,000
                                      ================     ===============

       As of December 31, 1998 and 1999, the components of the deferred tax assets are approximately as follows:

                                                      1998           1999

          Operating loss carryforwards            $ 87,243,000   $ 91,498,000
          Temporary differences                      3,461,000      3,378,000
          Tax credit carryforwards                   3,936,000      4,186,000
                                                  ------------   ------------
                                                    94,640,000     99,062,000

          Valuation allowance                      (94,640,000)   (99,062,000)
                                                  ------------   ------------
                                                  $          -   $          -
                                                  ============   ============

       A valuation allowance has been provided, as it is more likely than not the Company will not realize the deferred tax asset. The net change in the total valuation allowance during 1999 was an increase of approximately $4,422,000.

(13)   EMPLOYEE BENEFIT PLAN

       On October 10, 1991, the Company adopted an employee benefit plan under
       Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (CONTINUED)

       not obligated to, match a portion of the employees' contributions up to a defined maximum. The Company is currently matching 50% of employee contributions to the plan, up to 6% of the employee's annual base salary, and charged to operations approximately $253,000, $253,000 and $96,000 during 1997, 1998 and 1999, respectively.


(14)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Supplemental disclosure of cash flow information for the three years in the period ended December 31, 1999 are as follows:

                                                                             1997             1998              1999

          Cash paid during the period for interest                     $     3,264,596   $     1,666,127  $       753,620
                                                                       ===============   ===============  ===============
          Purchase of property and equipment under capital leases      $     2,374,502   $             -  $             -
                                                                       ===============   ===============  ===============
          Conversion of preferred stock into common stock              $             -   $             -  $           496
                                                                       ===============   ===============  ===============
          Deferred compensation related to grants of stock options
          to nonemployees, net of terminations                         $       205,978   $       109,734  $             -
                                                                       ===============   ===============  ===============
          Issuance of Series A convertible preferred stock and
          attached warrants in exchange for conversion of 9%
          convertible subordinated notes payable and accrued interest  $             -   $    51,055,850  $             -
                                                                       ===============   ===============  ===============
          Accretion of Series A convertible preferred stock dividends  $             -   $     2,689,048  $     4,232,251
                                                                       ===============   ===============  ===============
          Issuance of common stock and attached warrants in exchange
          for conversion of convertible promissory notes payable       $             -   $     4,800,000  $             -
                                                                       ===============   ===============  ===============
          Issuance of common stock and attached warrants in exchange
          for conversion of accounts payable and other obligations     $             -   $     5,934,558  $             -
                                                                       ===============   ===============  ===============
          Issuance of common stock in lieu of services                 $             -   $             -  $     1,000,000
                                                                       ===============   ===============  ===============