Form 10-K/A
period 1999-12-31
HYBRIDON INC
filed 2000-05-15
CIK 861838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

          155 Fortune Blvd
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

                                 Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $24,606,458 as of March 31, 2000. For purposes of determining this number, 6,228,916 shares of common stock held by affiliates are excluded.

As of March 31, 2000, the registrant had 16,323,873 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         For each member of the Board of Directors, including those who are nominees for election as Class II Directors, there follows information given by each concerning his name, age (as of March 31, 2000), length of service as a director of the Company, principal occupation and business experience for at least the past five years and the names of other publicly held companies of which he serves as a director.

Name                                   Age    Since     Position
----                                   ---    -----     --------

Directors   Whose   Terms   Expire  in  2002  (Class  I
Directors)
Arthur W. Berry......................  58     1998      Director
Nasser Menhall.......................  44     1992      Director
C. Keith Hartley(1)..................  57     2000      Director
Nominees for Terms Expiring in 2003 (Class II
Directors)
Camille Chebeir......................  61     1999      Director
James B. Wyngaarden, M.D. ...........  75     1990      Chairman of the Board
                                                        of Directors
Paul C. Zamecnik, M.D. ..............  87     1990      Director
Directors   Whose  Terms  Expire  in  2001  (Class  III
Directors)
Sudhir Agrawal, D. Phil.......ad, III  46     1993      President and Acting
                                                        Chief Executive Officer,
                                                        Senior Vice President of
                                                        Discovery, Chief
                                                        Scientific Officer, and
                                                        Director
Youssef El-Zein ....................d  51     1992      Director
E. Andrews Grinstead, III ..........d  54     1991      Director and Chief
                                                        Executive Officer


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

         Arthur W. Berry was appointed member of the Board of Directors of Hybridon in 1998. He has been Chairman and Managing Partner of Pecks Management Partners, since 1990, and was Vice President and Co-Manager of the Alliance Convertible Securities Group and President of the Alliance Convertible Fund from 1985 to 1990. Prior to joining Alliance, he was Vice President and Head of Special Funds Section and Manager of the Harris Convertible Fund at Harris Bank and Senior Portfolio Manager in the bank's Individual Investment Management Group. He is also a member of the board of directors of Intellicorp, Inc.

         Camille Chebeir was appointed member of the Board of Directors of Hybridon in 1999. Since 1995, he has been President of Sedco Services, Inc., a company which manages investments of the Bin Mafouz Saudi Arabian family. In that capacity, he serves on the boards of various entities in which Sedco Services, Inc. invests. Mr. Chebeir was previously the Executive Vice President/General Manager of National Commercial Bank, New York branch. Mr. Chebeir is a former President of the Arab Bankers Association of North America.

         Youssef El-Zein was appointed member of the Board of Directors of Hybridon in 1992, and has been Vice Chairman of the Board of Directors of Hybridon since February 1997. He has been Executive Officer of Pillar S.A., a private investment and management consulting firm, since 1991; Chairman of the WorldCare Group since 1993; and member of the board of directors of Pillar Investment Limited ("Pillar Investment"), a private investment and management consulting firm, since 1991.

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

         C. Keith Hartley was appointed member of the Board of Directors of Hybridon in 2000. Mr. Hartley has been Managing Partner of Forum Capital Markets LLC since August, 1995. Effective January 1, 1998, Forum Capital Markets L.P. converted from a limited partnership into a limited liability corporation. Mr. Hartley was an independent financial consultant from May, 1991 to August, 1995. Mr. Hartley also serves as a Director of Comdisco, Inc., Swisher International Group, Inc. and U.S. Diagnostics, Inc.

         Nasser Menhall was appointed member of the Board of Directors of Hybridon in 1992. He has been a member of the board of directors and Chief Executive Officer of the WorldCare Group, a teleradiology company, since 1993; President of Pillar Investment Limited, a private investment and management consulting firm, since 1990; and President of Biomedical Associates, a private investment firm, since 1990.

         James B. Wyngaarden was appointed member of the Board of Directors of Hybridon in 1990, was Vice Chairman of the Board of Directors from February 1997 to February 2000 at which time he was appointed Chairman of the Board of Directors. He was Foreign Secretary of the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences from 1990 to 1994; council member of the Human Genome Organization from 1990 to 1993 and Director from 1990 to 1991; and Director of the National Institutes of Health from 1982 to 1989. He is also a member of the board of directors of Human Genome Sciences, Inc. and Magainin Pharmaceuticals, Inc.

         Paul C. Zamecnik was appointed member of the Board of Directors of Hybridon in 1990. He was Principal Scientist at the Worcester Foundation for Biomedical Research, Inc. from 1979 to 1996, and has been Collis P. Huntington Professor of Oncologic Medicine Emeritus at the Harvard Medical School since 1979. He is also currently Senior Scientist and Honorary Physician at Massachusetts General Hospital in Boston.

         Hybridon's restated certificate of incorporation provides for a staggered Board of Directors consisting of three classes, with each class having approximately the same number of members. At each annual meeting of Hybridon's stockholders, the term of one class ends and the successors of the directors in that class are elected for a term of three years. Hybridon has designated three directors in each class, as indicated in the above table. They are to serve until the annual meeting of stockholders to be held in 2000, 2001 and 2002, respectively, and until their respective successors are elected and qualified, or until their earlier resignation or removal. The restated certificate of incorporation provides that directors may be removed only for cause by a majority of stockholders.

For information relating to shares of Common Stock owned by each of the directors, see Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

(1)     Mr. Hartley replaced Mr. Harold L. Purkey as a director on May 12, 2000.

Executive Officers


         The following table sets forth certain information regarding the executive officers of Hybridon as of March 31, 2000.

Name                                          Age    Position
----                                          ---    --------

E. Andrews Grinstead, III.................    54     Director and Chief
                                                     Executive Officer
Sudhir Agrawal, D. Phil...................    46     President and Acting
                                                     Chief Executive Officer,
                                                     Senior Vice
                                                     President of  Discovery,
                                                     Chief  Scientific Officer,
                                                     and Director
Robert G. Andersen........................    49     Vice  President  of
                                                     Operations  and  Planning
                                                     and Chief Financial Officer


         Robert G. Andersen joined Hybridon in November 1996 and served as Vice President of Systems Engineering and Management Information Systems prior to being appointed Vice President of Operations and Planning in 1997, Treasurer in March 1998, and Chief Financial Officer of Hybridon in February 2000. Prior to joining Hybridon, Mr. Andersen served in a variety of positions at Digital Equipment Corporation, a computer company, from 1986 to 1996, most recently as Group Manager of the Applied Objects Business Unit. From 1978 to 1986, Mr. Andersen served in a variety of positions at United Technologies Corporation, an aviation technology company, most recently as Director of Quality for Otis Elevator Company's European Operations. Mr. Andersen received his B.E.E. in Electrical Engineering from The City College of New York in 1972 and an M.S. in Management from Northeastern University in 1978. He is also a graduate of the United Technologies Advanced Studies Program.

ITEM 11..EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

         The following table sets forth the compensation for the fiscal years ended December 31, 1999 ("fiscal 1999"), December 31, 1998 and December 31, 1997 for Hybridon's Chief Executive Officer and Chief Scientific Officer, who were serving as Executive Officers at December 31, 1999 and whose total annual salary and bonus exceeded $100,000 in fiscal 1999:

                           SUMMARY COMPENSATION TABLE
                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                   ANNUAL COMPENSATION
                                          --------------------------------------- -----------------------
                                                                       OTHER
                                                                      ANNUAL            SECURITIES
NAME AND PRINCIPAL                                                    COMPEN-           UNDERLYING      ALL OTHER
POSITION                                    SALARY        BONUS       SATION             OPTIONS        COMPENSATION
--------                                    ------        -----       ------            ----------      ------------
E. Andrews Grinstead, III........1999       $375,000        0      $ 93,750(1)        1,763,319(2)      $  42,548(3)
  Chief Executive Officer        1998       $375,000        0      $ 93,750(1)          500,000         $  44,832(3)
  and Director                   1997       $375,000        0      $ 93,750(1)           66,806         $  53,784(3)

Sudhir Agrawal, D. Phil..........1999       $250,000        0      $50,000(1)         1,618,263(2)      $  25,962(3)
 President and Acting Chief      1998       $250,000        0      $50,000(1)           500,000         $  22,115(3)
 Executive Officer,  Senior      1997       $250,000        0      $50,000(1)            32,263         $  13,462(3)
 Vice President of Discovery,
 Chief Scientific Officer and
 Director
----------------
(1)  Other annual compensation paid, or to be paid, by Hybridon to, or for the benefit of, the named executive officers is as follows:

E. Andrews Grinstead, III                        1999              1998              1997
-------------------------                        ----              ----              ----

Paid in lieu of employee benefits.........     $79,288           $79,903           $34,902
Purchase of life insurance and other
  payments to third parties...............      14,462            13,847            58,848
                                               -------           -------           -------
Total.....................................     $93,750           $93,750           $93,750
                                               =======           =======           =======

Sudhir Agrawal, D. Phil.                         1999              1998              1997
-----------------------                          ----              ----              ----

Paid in lieu of employee benefits.........     $36,789           $37,462           $38,132
Purchase of life insurance and other
payments to third parties.................      13,211            12,538            11,868
                                               -------           -------           --------
Total.....................................     $50,000           $50,000           $50,000
                                               =======           =======           =======

(2) During 1999 Hybridon reduced the exercise price of all employee stock options to $.50 per share. The number of repriced stock options amounts to 1,263,319 and 1,118,263 for Mr. Grinstead and Dr. Agrawal, respectively.
     These repriced stock options are included in the "Summary Compensation
     Table."

(3) All other compensation paid, or to be paid, by Hybridon to, or for the benefit of, the named executive officers is as follows:

E. Andrews Grinstead, III                            1999              1998                  1997
-------------------------                            ----              ----                  ----

Surrender of unused vacation days                  $42,548           $28,832                $37,300
Additional payments                                   0               16,000                 16,484
                                                   -------           -------                -------

Total                                              $42,548           $44,832                $53,784
                                                   =======           =======                =======

Sudhir Agrawal, D. Phil.                             1999              1998                  1997
-----------------------                              ----              ----                  ----

Surrender of unused vacation days                  $25,962           $22,115                $13,462
                                                    ------            ------                 ------
Total                                              $25,962           $22,115                $13,462
                                                   =======           =======                =======

Option Grants and Repricings Table

         The following table sets forth certain information concerning grants and repricings of stock options made during fiscal 1999 to each of the named executive officers:

                      OPTION GRANTS AND REPRICINGS IN LAST
                                  FISCAL YEAR

                                INDIVIDUAL GRANTS
                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                      PERCENTAGE                                   ANNUAL RATES OF STOCK PRICE
                                     NUMBER OF         OF TOTAL                                         APPRECIATION FOR
                                    SECURITIES         OPTIONS         EXERCISE                          OPTIONS TERM(2)
                                    UNDERLYING        GRANTED TO        PRICE
                                     OPTIONS           EMPLOYEES         PER      EXPIRATION
                                     GRANTED         IN FISCAL YEAR     SHARE       DATE(1)            5%              10%
                                     -------         --------------    -------    ----------          ---             ----
E. Andrews Grinstead, III
  01/01/99 grant                     500,000              7.7%          $2.00       01/01/09        $323,477        $1,107,416
  09/23/99 repricings              1,263,319             19.4%          $0.50        Various        $ 79,821         $ 423,299
                                   ---------
  Total granted or repriced
     in 1999                       1,763,319
  Less duplication for
  options granted and repriced      (500,000)
     in 1999                       ---------

  Total options outstanding        1,263,319(3)
     at 12/31/99                   =========

Sudhir Agrawal, D.Phil.
  01/01/99 grant                     500,000              7.7%          $2.00       01/01/09       $323,477     $1,107,416
  09/23/99 repricings              1,118,263             17.2%          $0.50        Various       $ 82,267     $  405,914
                                   ---------
  Total granted or repriced
     in 1999                       1,618,263
  Less duplication for options
      granted and repriced          (500,000)
     in 1999                       ---------

  Total options outstanding at
     12/31/99                      1,118,263(3)
                                   =========

---------------
(1) The expiration date of each option is the tenth anniversary of the date on which the option was originally granted.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were repriced or granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the optionholder's continued employment through the option period, and the date on which the options are exercised. As of May 9, 2000, the last sale price of common stock of Hybridon was $1.50.

(3) Mr. Grinstead and Dr. Agrawal had 680,596 and 551,356 exercisable options, respectively, at 12/31/99. The remaining options become exercisable over various periods through 9/30/03.

Aggregated Option Exercises and Year-End Option Table

         The following table sets forth certain information concerning the number and value of unexercised options held by each of the named executive officers on December 31, 1999:

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

                                                             NUMBER OF                           VALUE OF
                                                               SHARES                           UNEXERCISED
                                                             UNDERLYING                        IN THE MONEY
                                                             OPTIONS AT                      OPTIONS AT FISCAL
                                                          FISCAL YEAR-END                       YEAR-END(1)
                                                          ---------------                       -----------
                                                            EXERCISABLE/                       EXERCISABLE/
                                                           UNEXERCISABLE                       UNEXERCISABLE
E. Andrews Grinstead, III...................                680,596 / 582,723              $347,104 / $297,189
Sudhir Agrawal..............................                551,356 / 566,907              $281,192 / $289,123

---------------------

(1) The closing price for the common stock as reported by The Nasdaq OTC Bulletin Board on December 31, 1999 was $1.01. Value is calculated on the basis of the difference between the option exercise price and $1.01, multiplied by the number of shares of common stock underlying the option.


DIRECTOR COMPENSATION

         Hybridon directors who are not full-time employees of the Company, i.e. outside directors, are paid $1,500 for personal or telephonic attendance at Board of Directors and committee meetings. Inside directors are not entitled to compensation in their capacities as directors. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors and committee meetings.

          In October 1995, Hybridon adopted the 1995 Director Stock Option Plan (the "Director Plan") which provides for the issuance of up to 400,000 shares of common stock after giving effect to a 350,000 share increase approved by stockholders at the Annual Meeting held on June 8, 1999 (the "1999 Annual Meeting"). Only outside directors are eligible to receive options under the Director Plan. Accordingly, Mr. Grinstead and Dr. Agrawal have not been granted stock options under this plan.

         The Director Plan provides that options to purchase 5,000 shares of common stock will be granted to each new outside director upon his or her initial election to the Board of Directors and for automatic annual grants to each outside director of an option to purchase 5,000 shares of the Company's common stock at the stock's closing price on the date of grant. As a result of the one-for-five reverse stock split effected in December 1997, the number of options to purchase the Company's common stock granted to each outside director was adjusted so that each outside director received options to purchase 1,000 shares of common stock at the time of their initial election to the Board or on their anniversary dates in 1998 and 1999 instead of the 5,000 per year provided for in the Director Plan. At the 1999 Annual Meeting, stockholders approved a one-time grant of options to purchase 8,000 shares of the Company's common stock (which, in addition to the options to purchase 1,000 shares previously granted in each of 1998 and 1999, as described above, gave each outside director options to purchase a total of 10,000 shares, or 5,000 for each of 1998 and 1999, of the Company's common stock).

         Stockholders also approved an amendment to the Director Plan that clarifies that options to purchase 5,000 shares of Common Stock be granted to each outside director annually and upon appointment to the Board. Accordingly, annual options to purchase 5,000 shares of common stock will be granted to each eligible director on May 1 of each year. All options will vest on the first anniversary of the date of grant or, in the case of options granted automatically each year, on April 30 of the year following the date of the grant; provided, that the exercisability of these options will be accelerated upon the occurrence of a change in control, as defined in the Director Plan.

         As of March 31, 2000, options to purchase an aggregate of 80,000 shares of common stock were outstanding under the Director Plan. As described below, some outside directors have also received options to purchase Hybridon common stock under the Company's 1997 Stock Incentive Plan and 1995 Stock Option Plan.

         In March 1999, Hybridon entered into consulting arrangements with each of Mr. Powell, Dr. Zamecnik and Dr. Wyngaarden providing that each of them will act as a consultant to Hybridon for a two-year period and will receive a consulting fee of $20,000 per year for general consulting services. In addition, the agreements provide that they each of these directors will receive a consulting fee of $1,500 per day for on-site consulting services that they provide at Hybridon's corporate offices, or at an alternative site agreed upon by the parties, and at Hybridon's prior request. Additional fees for special projects will be negotiated separately between the parties. Each of Mr. Powell, Dr. Zamecnik and Dr. Wyngaarden also received options to purchase 150,000 shares of Hybridon's common stock at $2.00 per share; such options will vest over a two-year period. Dr. Zamecnik has received $26,000 in convertible notes for his 1999 consulting services and board fees, which he may, at his option, convert into 43,333 shares of common stock. Mr. Powell's consulting agreement terminated when he resigned from the Board of Directors in February 2000.

         Hybridon is also a party to other consulting, advisory and other arrangements with various directors and their affiliates. For a description of these arrangements and certain other transactions between Hybridon and affiliates of certain directors, see "Certain Transactions."

Employment Agreements, Termination of Employment and Change in Control Arrangements

         Hybridon is party to an employment agreement with Mr. Grinstead for the period commencing July 1, 1996 and ending June 30, 2001. Under this agreement, Mr. Grinstead is currently entitled to receive an annual base salary of $375,000. Mr. Grinstead also is eligible to receive (a) a cash bonus each year related to the attainment of management objectives specified by the Board of Directors and (b) additional payments of $16,000 in 1996, 1997 and 1998. In the event Mr. Grinstead's employment is terminated by Hybridon without cause or by him for good cause, Hybridon will pay Mr. Grinstead during the 24-month period following his termination a monthly amount equal to one-twelfth of the sum of Mr. Grinstead's annual base salary as of the date of termination and the average bonus paid to him during the three years preceding his termination. Hybridon also will continue Mr. Grinstead's benefits for such period, subject to earlier termination under certain circumstances. If his employment is terminated by Hybridon for failure to perform his assigned duties, he will continue to receive his annual base salary and benefits during the six-month period following such termination. Notwithstanding the foregoing, in the event that Mr. Grinstead's employment is terminated for any of the above reasons within 12 months following a change in control of Hybridon, Mr. Grinstead will be entitled to receive, in lieu of the payments described above, a lump sum payment equal to 300% of the sum of his annual base salary and his average bonus amount. In the case of disability, employment can be terminated thirty days after ninety days of disability, at which time he receives a prorated amount of bonus and salary received up the time of termination. After such termination, Mr. Grinstead shall receive long term disability.

         On February 15, 2000, Hybridon announced that on January 1, 2000, Mr. Grinstead had taken an unexpected medical leave of absence of indefinite duration due to a serious illness. As of May 15, 2000, Mr. Grinstead's employment status with Hybridon was under review by the Board of Directors.

         In accordance with the terms of Mr. Grinstead's previous employment agreement, Hybridon loaned $190,000 to Mr. Grinstead in December 1992 pursuant to the terms of a promissory note bearing simple interest at a rate of 6% per year, which originally provided for the payment of principal and all interest on the earlier of December 23, 1995 or the expiration or termination of Mr. Grinstead's employment by Hybridon, but is currently payable on demand. This loan remained outstanding as of December 31, 1999, at which date the total unpaid balance of principal and interest was $270,050.

         Hybridon is party to an employment agreement with Dr. Agrawal for the period beginning July 1, 1996 and ending June 30, 2000. Under this agreement, Dr. Agrawal serves as Senior Vice President of Discovery and Chief Scientific Officer of Hybridon and is currently entitled to receive an annual base salary of $250,000. When Dr. Agrawal was appointed President and Acting Chief Executive Officer in February 2000, the terms of his employment remained unchanged. Dr. Agrawal is eligible to receive a cash bonus each year for achieving management objectives specified by the Chief Executive Officer and the Board of Directors. In the event Dr. Agrawal's employment is terminated by Hybridon without cause or by him for good cause, Hybridon will pay Dr. Agrawal during the 24-month period following his termination a monthly amount equal to one-twelfth of the sum of Dr. Agrawal's annual base salary as of the date of termination and the average bonus paid to him during the three years preceding his termination. Hybridon will also continue Dr. Agrawal's benefits for such period, subject to earlier termination under certain circumstances. If his employment is terminated by Hybridon for failure to perform his assigned duties, he will continue to receive his annual base salary and benefits during the six-month period following such termination. Notwithstanding the foregoing, in the event that Dr. Agrawal's employment is terminated for any of the above reasons within 12 months following a change in control of Hybridon, Dr. Agrawal will be entitled to receive, in lieu of the payments described above, a lump sum payment equal to 300% of the sum of his annual base salary and his average bonus amount.

         The employment agreements entered into between Hybridon and each of Mr. Grinstead and Dr. Agrawal also provide that all stock options held by any of the Named Executive Officers, including existing options and options to be granted in the future, shall include the following terms:

o that in the event that such Named Executive Officer's employment is terminated by Hybridon without cause or by him for good cause the exercisability of such stock options will be accelerated by two years and such stock options will be exercisable for a two-year period following termination

o that in the event of certain changes in control of Hybridon, its liquidation or the sale of all or substantially all of its assets, all such stock options not then exercisable will vest and become immediately exercisable.

Hybridon is also a party to registration rights agreements with Mr. Grinstead that provide that in the event Hybridon proposes to register any of its securities under the Securities Act, at any time, with certain exceptions, Mr. Grinstead shall be entitled to include the shares of common stock held by him in such registration, subject to the right of the managing underwriter of any underwritten offering to exclude from such registration for marketing reasons some or all of such shares. Hybridon also is a party to indemnification agreements with Mr. Grinstead pursuant to which Hybridon has agreed to indemnify him for certain liabilities, including liabilities arising under the Securities Act.

         Stock options to purchase an aggregate of 207,513 shares of common stock granted to the Named Executive Officers pursuant to the 1990 Plan provide that, upon a change in control, all options granted thereunder will become fully exercisable. In addition, pursuant to the terms of the employment agreements entered into between Hybridon and each of the Named Executive Officers described above, in April 1997, stock options to purchase an aggregate of 156,069 shares of common stock granted to the Named Executive Officers under Hybridon's 1995 plan were amended to provide that such options will become fully exercisable upon a change in control of Hybridon, and all stock options granted to the Named Executive Officers after March 1, 1997 will provide that such options will become fully exercisable upon a change of control of Hybridon.

Compensation Committee Interlocks and Insider Participation

         On June 16, 1998 the Board of Directors re-established a Compensation Committee consisting of Messrs. Berry and El-Zein and Dr. Wyngaarden. Mr. H.F. Powell was also a member of the Compensation Committee during 1999. Mr. El-Zein and Dr. Wyngaarden were elected Vice Chairmen of the Board in February 1997. Dr. Wyngaarden became Chairman in February, 2000. None of the directors or executive officers of Hybridon had any "interlock" relationships to report during Hybridon's fiscal year ended December 31, 1999.

         Since January 1, 1999, Hybridon has entered into or is involved in certain ongoing transactions with the following:

o Pillar S.A., and affiliate, entities of which Messrs. El-Zein and Menhall are affiliates

o        entities advised by Pecks, an entity of which Mr. Berry is a principal

o        Forum, an entity of which Messrs. Hartley and Purkey are affiliates

o        each of Drs. Wyngaarden and Zamecnik and Mr. Powell

For further details of these transactions, see "Certain Transactions" in Item 13 and "Director Compensation" in Item 11.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 2000 with respect to the beneficial ownership of shares of common stock by each person known to Hybridon to own beneficially more than 5% of the outstanding shares of common stock, assuming conversion of all convertible debt or preferred stock and exercise of all warrants and stock options by such person and only by such person.

                                                                  Amount and Nature
                                                             of Beneficial Ownership(1)
Name and Address of                                    Number of                 Percent of
Beneficial Owner                                        Shares                     Class

5% STOCKHOLDERS

Pecks Management Partners Ltd...............        8,001,139(2)                     32.89%
One Rockefeller Plaza
New York, New York  10022

Forum Capital Markets LLC...................         6,083,394(3)                    28.15%
53 Forest Ave.
Old Greenwich, CT  06870

Michael A. Boyd.............................         6,083,394(4)                    28.15%
c/o Forum Capital Markets LLC
53 Forest Ave.
Old Greenwich, CT  06870

General Motors Employees....................         3,832,220(5)                    19.01%
Domestic Group Trust
c/o Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, New York  10020

Guardian Life Insurance.....................         3,255,110(6)                    16.63%
Company of America
201 Park Avenue South, 7A
New York, New York  10003


                                                                  Amount and Nature
                                                             of Beneficial Ownership(1)
Name and Address of                                    Number of                 Percent of
Beneficial Owner                                        Shares                     Class
----------------                                        ------                     -----

Delaware State Employees....................
Retirement Fund                                      2,549,934(7)                    13.51%
c/o Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, New York 10020

Yahia M. A. Bin Laden.......................         2,373,977(8)                    13.52%
2 rue Charles Bonnet
1206 Geneva, Switzerland

Nicris Limited..............................         2,360,644(9)                    13.44%
c/o Magnin Dunand & Associates
2 rue Charles Bonnet
1206 Geneva, Switzerland

Intercity Holdings Ltd......................         2,216,666(10)                   13.27%
C/o Cuson Milner House
18 Parliament Street
Hamilton, Bermuda

Abdelah Bin Mahfouz.........................         2,216,666(11)                   13.27%
c/o SEDCO
P.O. Box 4384
Jeddah 21491
Saudi Arabia

Darrier Hentsch & Cie.......................         1,317,755(12)                    7.69%
4, rue de Saussure
1204 Geneva, Switzerland

Lincoln National Life Insurance Co..........         1,279,717(13)                    7.27%
c/o Lynch & Mayer
520 Madison Avenue
New York, New York  10022

Faisal Finance Switzerland SA...............         1,043,112(14)                    6.30%
84 Ave Louis Casi
1216 Geneva, Switzerland

Mohamed A. El-Khereiji                               1,029,825(15)                    6.06%
P.O. Box 8632
Jeddah 21492
Saudi Arabia



                                                                  Amount and Nature
                                                             of Beneficial Ownership(1)
Name and Address of                                    Number of                 Percent of
Beneficial Owner                                        Shares                     Class
----------------                                        ------                     -----

Finova Technology Finance Inc. .............           896,875(16)                   5.41%
10 Waterside Drive
Farmington, CT  06032

Declaration of Trust for the................           924,456(17)                   5.36%
Defined Benefit Plan of ICI
American Holdings, Inc.
c/o Pecks Management Partners Ltd.
One Rockefeller Plaza
New York, New York  10022

(1) The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2000, through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares such power with his or her spouse, with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 240,342 shares of Series A preferred stock owned by investment advisory clients of Pecks, which clients would receive dividends and the proceeds from the sale of such shares. Three of these clients are General Motors Employees Domestic Group Trust, Delaware State Employees Retirement Fund and Declaration of Trust for the Defined Benefit Plan of ICI American Holdings, Inc. These shares of Series A preferred stock are convertible into 5,655,106 shares of common stock of Hybridon. This amount also includes a total of 701,678 shares issuable upon the exercise of Class A warrants and a total of 394,355 shares issuable upon the exercise of Class D warrants held by the foregoing entities. This number also includes 1,250,000 shares issuable upon conversion of a portion of the $6,000,000 bank loan to Hybridon owned by the foregoing entities.

(3)      Forum Capital Markets LLC holdings includes:

          o  328,677 shares issuable upon exercise of Class B warrants

          o  280,517 shares issuable upon the exercise of Class C warrants

          o  468,859 shares issuable upon exercise of Class A warrants

          o  25,812 shares issuable upon the exercise of Class D warrants

          o  761,568 shares issuable upon exercise of other warrants

          o 1,250,000 shares issuable upon conversion of Forum's portion of the $6,000,000 bank loan to Hybridon,

          o 1,755,035 shares issuable upon conversion of 74,589 shares of Series A preferred stock owned by Forum and

          o 416,667 shares issuable upon conversion of $250,000 in convertible debt.

(4 )     Includes the following owned by Forum Capital Markets LLC:

          o  796,259 shares of common stock

          o  328,677 shares issuable upon exercise of Class B warrants

          o  280,517 shares issuable upon the exercise of Class C warrants

          o  468,859 shares issuable upon exercise of Class A warrants

          o  25,812 shares issuable upon the exercise of Class D warrants

          o  761,568 shares issuable upon exercise of other warrants

          o 1,250,000 shares issuable upon conversion of Forum's portion of the $6,000,000 bank loan to Hybridon

          o 1,755,035 shares issuable upon conversion of 74,589 shares of Series A preferred stock owned by Forum and

          o 416,667 shares issuable upon conversion of $250,000 in convertible debt.

         Mr. Boyd is the sole director and shareholder of Michael A. Boyd, Inc. which is the general partner of Founders Financial Group, L.P. which owns a controlling interest of Forum Capital Markets LLC. Hence, Mr. Boyd controls Forum Capital Markets LLC and may be considered a beneficial owner of the shares beneficially owned by such entity.

 (5) Includes 117,887 shares of Series A preferred stock which are convertible into 2,773,812 shares of Hybridon common stock. This amount also includes 492,783 shares issuable upon the exercise of Class A warrants and 565,625 shares issuable upon conversion of a portion of a $6,000,000 bank loan to Hybridon owned by this entity.

 (6) Includes 112,612 shares of Series A preferred stock which are convertible into 2,649,694 shares of common stock of Hybridon. This amount also includes 353,316 shares issuable upon the exercise of Class A warrants and 252,100 shares issuable upon the exercise of Class D warrants.

(7) Includes 75,926 shares of Series A preferred stock which are convertible into 1,786,494 shares of common stock of Hybridon. This amount also includes 137,918 shares issuable upon the exercise of Class A warrants, 270,272 shares issuable upon the exercise of Class D warrants and 355,250 shares issuable upon conversion of portion of the $6,000,000 bank loan to Hybridon owned by this entity.

(8) Includes 1,125,880 shares held by Nicris Limited and 234,764 shares issuable upon the exercise of Class B warrants held by Nicris Limited and 1,000,000 shares issuable upon the conversion of 600,000 in convertible debt owed to Nicris Limited. Mr. Bin Laden, a controlling stockholder of Nicris, may be considered a beneficial owner of the shares beneficially owned by such entity.

(9) Includes 234,764 shares issuable upon the exercise of Class B warrants held by Nicris Limited and 1,000,000 shares issuable upon the conversion of 600,000 in convertible debt owed to Nicris Limited.

(10) Includes 375,000 shares issuable upon the exercise of Class B warrants held by Intercity Holdings Ltd.

(11) Includes 1,841,666 shares held by Intercity Holdings Ltd. and 375,000 shares issuable upon exercise of Class B warrants held by Intercity Holdings. Mr. Bin Mahfouz, a controlling stockholder of Intercity Holdings Ltd., may be considered a beneficial owner of the shares beneficially owned by such entity.

(12) Includes 143,636 shares issuable upon the exercise of Class B warrants held by Darrier Hentsch and 666,667 shares issuable upon the conversion of $400,000 in convertible debt owned by Darrier Hentsch.

(13) Includes 44,272 shares of Series A preferred stock which are convertible into 1,041,694 shares of common stock of Hybridon. This amount also includes 238,023 shares issuable upon the exercise of Class A warrants.

(14) Includes 233,026 shares issuable upon the exercise of Class B warrants held by Faisal Finance Switzerland SA.

(15) Includes 228,345 shares beneficially owned by Solter Corporation; 45,242 shares issuable upon the exercise of warrants held by Solter Corporation; 250,000 shares issuable upon the conversion of $150,000 in convertible debt owed to Solter Corporation; 217,282 shares issuable upon the exercise of warrants held by Mr. El-Khereiji; 9,000 shares issuable upon the exercise of stock options held by Mr. El-Khereiji; 67,500 shares issuable upon the conversion of $40,500 in convertible debt to be issued to Mr. El-Khereiji; and 75,000 shares issuable upon the conversion of $45,000 in convertible debt that Mr. El-Khereiji has the right to acquire upon exercise of warrants. Mr. El-Khereiji, an affiliate of Solter Corporation, may be considered a beneficial owner of the shares beneficially owned by such entity.

(16) Includes 259,375 shares issuable upon the exercise of Class C warrants held by Finova Technology Finance Inc

 (17) Includes 27,412 shares of Series A preferred stock which are convertible into 644,988 shares of common stock of Hybridon. This amount also includes 42,153 shares issuable upon the exercise of Class A warrants, 74,265 shares issuable upon the exercise of Class D warrants and 163,050 shares issuable upon conversion of a portion of the $6,000,000 bank loan to Hybridon owned by this entity.

         The following table sets forth certain information as of March 31, 2000, with respect to the beneficial ownership of shares of common stock and Series A preferred stock by the directors of Hybridon, the Chief Executive Officer and other Named Executive Officers, and the directors and executive officers of Hybridon as a group, assuming conversion of all convertible debt or preferred stock and exercise of all warrants and stock options by such person and only by such person.


                                                                                         Series A
                                                    Common Stock                Convertible Preferred Stock

Name of Beneficial Owner                     Amount and Nature  Percent of      Amount and Nature  Percent of
                                                 of Beneficial     Class            of Beneficial     Class
                                                  Ownership(1)                       Ownership(1)
DIRECTORS
Arthur W. Berry.......................        8,336,472(2)        33.81%           240,342(3)        36.44%
Harold L. Purkey**....................        6,252,061(4)        28.71%            74,589(5)        11.31%
Youssef El-Zein.......................          657,353(6)         3.89%                 0                  0
Nasser Menhall........................          205,334(7)         1.24%                 0                  0
E. Andrews Grinstead, III ............        3,414,204(8)        17.34%                 0                  0
Sudhir Agrawal........................          794,714(9)         4.65%                 0                  0
Paul Z. Zamecnik......................          445,163(10)        2.70%                 0                  0
James B. Wyngaarden...................          143,100(11)        *                     0                  0
Camille A. Chebeir....................           26,000 (12)       *                     0                  0
All directors and executive  officers as
a group (9 persons)...................       20,271,300(13)       57.55%           314,931           47.75%

*  Less than 1%

**  Replaced by Mr. C. Keith Hartley on May 12, 2000.

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2000 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power or shares such power, with his or her spouse, with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 240,342 shares of Series A preferred stock owned by investment advisory clients of Pecks, which clients would receive dividends and the proceeds from the sale of such shares. Three of these clients are General Motors Employees Domestic Group Trust, Delaware State Employees Retirement Fund and Declaration of Trust for the Defined Benefit Plan of ICI American Holdings, Inc. These shares of Series A preferred stock are convertible into 5,655,106 shares of common stock of Hybridon. This amount also includes a total of 701,678 shares issuable upon the exercise of Class A warrants and a total of 394,355 shares issuable upon the exercise of Class D warrants held by the foregoing entities. This number also includes 1,250,000 shares issuable upon conversion of a portion of the $6,000,000 bank loan to Hybridon owned by the foregoing entities. Mr. Berry, a principal of Pecks, may be considered a beneficial owner of the shares owned by such entities. Mr. Berry disclaims beneficial ownership of these shares. This number also includes 333,333 shares issuable upon conversion of $200,000 in convertible debt owned by Mr. Berry.

(3) Includes 240,342 shares of Series A preferred stock owned by investment advisory clients of Pecks, which clients would receive dividends and the proceeds from the sale of such shares. Mr. Berry, a principal of Pecks, may be considered a beneficial owner of the shares owned by such entities. Mr. Berry disclaims beneficial ownership of these shares.

(4)      Harold L. Purkey's holdings include the following:

o   796,259 shares of common stock owned by Forum Capital Markets LLC

o   328,677 shares issuable upon the exercise of Class B warrants owned by Forum

o   280,517 shares issuable upon the exercise of Class C warrants owned by Forum

o   468,859 shares issuable upon the exercise of Class A warrants owned by Forum

o   25,812 shares issuable upon the exercise of Class D warrants owned by Forum

o   761,568 shares issuable upon the exercise of other warrants held by Forum

o 1,250,000 shares issuable upon conversion of Forum's portion of the $6,000,000 bank loan to Hybridon

o 1,755,035 shares issuable upon conversion of 74,589 shares of Series A preferred stock owned by Forum, and

o 416,667 shares issuable upon conversion of $250,000 in convertible debt owned by Forum

         Mr. Purkey, an affiliate of Forum, may be considered a beneficial owner of the shares beneficially owned by such entity. This amount also includes 166,667 shares issuable upon conversion of $100,000 in convertible debt owned by Mr. Purkey.

(5) Consists of 74,589 shares of Series A preferred stock owned by Forum. Mr. Purkey, an affiliate of Forum, may be considered a beneficial owner of the shares beneficially owned by Forum.

(6)      Youssef El-Zein's holdings include:

o   343,959 shares issuable upon the exercise of warrants held by Mr. El-Zein

o 3,101 shares issuable upon the exercise of warrants held by Pillar Investment Limited

o   10,000 shares issuable upon the exercise of stock options held by Mr.
    El-Zein

o 48,032 shares issuable upon the conversion of $28,819 in convertible debt to be issued to Mr. El-Zein

o 149,572 shares issuable upon the conversion of $89,743 in convertible debt that Mr. El-Zein has the right to acquire upon exercise of warrants

Mr. El-Zein, an affiliate of Pillar Investment Limited, may be considered a beneficial owner of the shares beneficially owned by such entity.

(7)      Nasser Menhall's holdings include the following:

o   109,774 shares issuable upon the exercise of warrants held by Mr. Menhall

o 3,101 shares issuable upon the exercise of warrants held by Pillar Investment Limited

o   10,000 shares issuable upon the exercise of stock options held by Mr.
    Menhall

o 26,862 shares issuable upon the conversion of $16,117 in convertible debt to be issued to Mr. Menhall

o 21,367 shares issuable upon the conversion of $12,820 in convertible debt that Mr. Menhall has the right to acquire upon exercise of warrants

Mr. Menhall, an affiliate of Pillar Investment Limited, may be considered a beneficial owner of the shares beneficially owned by such entity.

(8) Includes 799,957 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31,2000 as well as 2,566,667 shares issuable upon the conversion of $1,540,000 in convertible debt owned by Mr. Grinstead.

(9) Includes 776,954 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 2000.

(10)     Paul Zamecnik's holdings include the following:

          o 109,200 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 2000

          o    31,250 shares issuable upon the exercise of Class C warrants

          o 43,333 shares issuable upon the conversion of $26,000 in convertible debt owned by Dr. Zamecnik

(11) Includes 138,000 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 2000 and 700 shares held by Mr. Wyngaarden's children.

(12) Includes 1,000 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 2000.

(13) Securities owned by Pillar Investment Limited are included only once, although such amounts were included above for both Messrs. El-Zein and Menhall.

**replaced by Mr. C. Keith Hartley on May 12, 2000.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires each director and each executive officer of the Company and each holder of more than 10% of the outstanding shares of the Company's Common Stock to file with the Commission an initial statement of ownership and, as required, a statement of changes in ownership of equity securities of the Company. Each such person is required by Commission regulations to furnish the Company with a copy of each Section 16(a) statement it files with respect to the Company.

Based solely on its review of copies of filed Section 16(a) statements, the Company believes that during 1999 all directors and executive officers of the Company and all holders of more than 10% of the outstanding shares of Common Stock complied with the requirements of Section 16(a) of the Exchange Act, except that each of the following persons failed to timely file (quantity) Statements of Changes of Beneficial Ownership of Securities on Form 4 in connection with transactions effected during 1999: Arthur W. Berry (1), Harold
L. Purkey (3), Youssef El-Zein (2), Nasser Menhall (2), E. Andrews Grinstead, III (3), Sudhir Agrawal (2), Paul Z. Zamecnik (1), James B. Wyngaarden (1), Camille A. Chebeir (2), H.F. Powell (3), Forum Capital Markets LLC (3), Michael
A. Boyd (3) and Pillar Investment Limited (1).


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 1999, Hybridon has entered into or has been engaged in the following transactions with the following Hybridon directors and officers, stockholders who beneficially own more than 5% of the outstanding common stock of Hybridon and affiliates or immediate family members of those directors, officers and 5% Stockholders.

TRANSACTIONS WITH PILLAR S.A. AND AFFILIATES

         Hybridon has entered into certain transactions with Pillar S.A. and, its affiliate, Pillar Investment Limited (collectively referred to as "Pillar"). Pillar is an affiliate of Messrs. El-Zein and Menhall, two directors of Hybridon. Until it distributed substantially all of its holdings in Hybridon in 2000, Pillar beneficially owned over 5% of Hybridon's common stock.

         The following is a summary of those transactions that relate to Hybridon's 1999 fiscal year.

         Prior to 1999, Hybridon has been a party to consulting agreements with Pillar under which Pillar provided Hybridon with financial advisory and managerial services including assistance with Hybridon's overseas operations, in connection with potential corporate partnerships in Europe and as a non-exclusive placement agent of Hybridon in connection with private placements of securities of Hybridon.

         During 1998, Hybridon retained Pillar as placement agent in connection with the private placements of securities of Hybridon in offshore transactions in reliance upon an exemption from registration under Regulation S promulgated under the Securities Act of 1933.

         In connection with the 1998 Regulation S offerings, Hybridon and Pillar entered into an advisory agreement dated May 5, 1998, under which Pillar acted as Hybridon's non-exclusive financial advisor. This agreement required that Hybridon pay Pillar a monthly retainer of $5,000, with a minimum engagement of 24 months beginning on May 5, 1998, and further provided that Pillar was entitled to receive the following:

o    out-of-pocket expenses,

o subject to Hybridon's receiving a fairness opinion on such matter, 300,000 shares of common stock in connection with Pillar's efforts in assisting Hybridon in restructuring its balance sheet,

o certain cash and equity success fees in the event Pillar assisted Hybridon in connection with certain financial and strategic transactions.

         Pillar also received $1,635,400 in cash and warrants to purchase 1,111,630 shares of common stock pursuant to these arrangements. During 1999, Hybridon issued the 300,000 shares of common stock to Pillar. Hybridon received a fairness opinion in connection with such issuance.

         Pursuant to a 1999 private placement offering, Hybridon sold 8% notes to certain investors, including some investors that Pillar introduced to Hybridon. In connection with this offering, and in lieu of any compensation due under the financial advisory agreement between Hybridon and Pillar, Hybridon agreed to pay Pillar's reasonable expenses and to issue to Pillar and its designees additional 8% notes in an aggregate principal amount equal to 9% of the aggregate principal amount of 8% notes purchased by those Pillar-introduced investors. Hybridon also agreed to issue to Pillar Investment and its designees warrants to purchase additional 8% notes in an aggregate principal amount equal to 10% of the aggregate principal amount of 8% notes purchased by those Pillar-introduced investors. These warrants have a strike price equal to 110% of the principal amount of the 8% notes purchasable thereunder. Hybridon's obligations to issue the 8% notes and the warrants and to reimburse Pillar Investment's expenses are subject to the condition precedent that Hybridon will have had delivered to it a fairness opinion in form and substance deemed by Hybridon, in its sole discretion, to satisfy the requirements of the indenture relating to Hybridon's 9% notes. Hybridon received a fairness opinion in connection with such issuance. As of March 31, 2000, Pillar Investment had earned the right to receive $366,685 in 8% notes and warrants to purchase an additional $407,428 in 8% notes.

TRANSACTIONS WITH FORUM CAPITAL MARKETS LLC AND PECKS MANAGEMENT PARTNERS LTD.

         In 1998, Hybridon entered into certain transactions with Forum, which is an affiliate of both Mr. Hartley, who became a director of Hybridon on May 12, 2000, and Mr. Purkey, who, at the time was a director of Hybridon, and entities advised by Pecks Management Partners Ltd. Mr. Berry, a principal of Pecks, is a director of Hybridon. One of the transactions was the November 1998 purchase of Hybridon's bank loan by Forum and entities advised by Pecks. In connection with the purchase of the loan, the purchasing entities advanced an additional amount to Hybridon so as to increase the outstanding principal amount of the loan to $6,000,000. In addition, the purchasing entities agreed to amend the terms of the loan. This principal amount of the loan and unpaid interest thereon is convertible, in whole or in part, at the lenders' option into common stock at a conversion price of $2.40 per share.

         In connection with the purchase of the loan, Forum received a fee of $400,000, which Forum has reinvested by purchasing from Hybridon 160,000 shares of common stock and warrants to purchase an additional 40,000 shares of common stock at $3.00 per share during 1999. In addition, Forum received warrants exercisable until maturity of the Loan to purchase 133,333 shares of common stock at $3.00 per share.

         During 1999, Hybridon maintained an investment account at Forest Investment Management LLC, an affiliate of Forum and Messrs. Hartley and Purkey. Also see "1999 Convertible Notes Offering" section which follows:

1999 CONVERTIBLE NOTES OFFERING

         Hybridon sold an aggregate of $1,500,000 principal amount of promissory notes to E. Andrews Grinstead, III, Hybridon's Chief Executive Officer and Director, at face value during September and November of 1999. These notes accrued interest at 12% per annum, or at 15% upon Hybridon's election to pay this interest in shares of common stock rather than cash, and, upon the closing of any third-party debt financing that closed on or before March 1, 2000, were intended to be converted into the debt sold in that financing. These notes, together with $40,000 in accrued interest, have been converted into 8% notes of Hybridon due 2002.

         In addition, in connection with the financing conducted in December 1999, other Hybridon directors and certain affiliates of Hybridon directors purchased Hybridon 8% notes in the amounts set forth below:

Nicris Limited (over 5% stockholder & affiliate of
  Mr. Bin Ladin)                                                       $600,000
Darrier Hentsch & Cie (over 5% stockholder)                            $400,000
Forum Captial Markets LLC (over 5% stockholder &
  affiliate of Messrs. Hartley and Purkey)                             $250,000
Harold L. Purkey (Former Director)                                     $100,000
Arthur W. Berry (Director)                                             $100,000
H.F. Powell (Former Director)                                          $100,000
Paul Zamecnik (Director)                                                $26,000

         Two other principals of Forum Capital Markets LLC each purchased $100,000 of the 8% notes.

         In connection with the offering of these notes, Forum and the entities advised by Pecks entered into a Subordination and Intercreditor Agreement with Hybridon and the representative of the purchasers of the notes whereby, among other things, they agreed to subordinate their loan to the 8% notes, subject to certain conditions. Also in connection with this offering, Hybridon agreed to issue warrants to purchase an aggregate of 2.75 million shares of Hybridon's common stock to designees of Pecks and Forum. These warrants are exercisable from December 31, 2000 until December 31, 2002 at $0.60 per share.

         Additional information on the 1999 Convertible Notes Offering is included under the caption "Transactions with Pillar S.A. and Affiliates".

         Hybridon believes that the terms of the transactions described above were no less favorable than Hybridon could have obtained from unaffiliated third parties.

OTHER TRANSACTIONS

         Consulting arrangements with each of Mr. Powell, Dr. Zamecnik and Dr. Wyngaarden are described under the caption "Director Compensation" in Item 11 which is incorporated herein by reference. Hybridon has a note receivable from Mr. Grinstead which amounted to $270,050, including interest accrued at 6%, at December 31, 1999.

         Certain persons and entities, including Dr. Zamecnik, Pillar S.A., Pillar Limited, Forum, the entities advised by Pecks, Intercity Holdings, Mr. Bin Laden and Nicris Limited, are entitled to certain rights with respect to the registration under the Securities Act of certain shares of Hybridon's common stock, including shares of common stock that may be acquired pursuant to the exercise of options or warrants, under the terms of agreements among Hybridon and the rightsholders. The registration agreements generally provide that in the event Hybridon proposes to register any of its securities under the Securities Act at any time, with certain exceptions, the rightsholders, including Pillar S.A., Pillar Limited, Intercity Holdings, Mr. Bin Laden and Nicris Limited, but excluding, among others, Dr. Zamecnik, have the additional right under certain registration agreements to require Hybridon to prepare and file registration statements under the Securities Act, if rightsholders holding specified percentages of the registrable shares so request, and Hybridon is required to use its best efforts to effect that registration, subject to certain conditions and limitations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2000.

                                                     Hybridon, Inc.


                                                     /s/ Sudhir Agrawal
                                                     --------------------------
                                                     Sudhir Agrawal, D. Phil.
                                                     President, Director and
                                                     Acting Chief Executive
                                                     Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                            Titles                         Date
----------                            ------                         ----

  *                                   Chairman of the Board        May 15, 2000
------------------------              of Directors
James B. Wyngaarden, M.D.

  *
------------------------              Chief Financial Officer      May 15, 2000
Robert G. Andersen                    and Vice President of
                                      Operations and Planning
  *
------------------------              Director                     May 15, 2000
Nasser Menhall

  *
------------------------              Director                     May 15, 2000
Paul C. Zamencnik, M.D.

  *
------------------------              Director                     May 15, 2000
Youssef El-Zein

  *
------------------------              Director                     May 15, 2000
Arthur W. Berry

  *
------------------------              Director                     May 15, 2000
Camille Chebeir


*By:  /s/ Sudhir Agrawal
      ------------------
Sudhir Agrawal, D. Phil.
President, Director and Acting Chief Executive Officer
Attorney-in-Fact