Form 10-Q
period 2000-03-31
HYBRIDON INC
filed 2000-05-15
CIK 861838

As filed with the Securities and Exchange Commission on May 15, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or
                               --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period from _________________.

Commission File Number 0-27352
                       -------

                                 HYBRIDON, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3072298
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


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

                                                 Yes  |X|   No |_|



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                    17,376,436
Class                                             Outstanding as of May 10, 2000

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL STATEMENTS

Item 1-  Financial Statements

              Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31,1999.

              Consolidated Condensed Statements of Operations for the Three Months and ended March 31, 2000 and 1999.

              Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2000 and 1999.

              Notes to Consolidated Condensed Financial Statements.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -      Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION

Items 1-3     -   None
Item 4        -   None
Item 5        -   None
Item 6        -   Exhibits and Reports on Form 8-K

Signatures

                        HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                           March 31,      December 31,
                                                                             2000            1999
CURRENT ASSETS:
   Cash and cash equivalents                                            $   1,795,124    $   2,551,671
   Accounts receivable                                                      1,003,052        1,218,142
   Prepaid expenses and other current assets                                  100,158          101,914
                                                                        -------------    -------------

         Total current assets                                               2,898,334        3,871,727
                                                                        -------------    -------------

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                  11,127,035       11,127,035
   Laboratory and other equipment                                           9,943,170        9,943,170
                                                                        -------------    -------------
                                                                           21,070,205       21,070,205

   Less--Accumulated depreciation and amortization                         15,168,917       14,691,883
                                                                        -------------    -------------
                                                                            5,901,288        6,378,322
                                                                        -------------    -------------
OTHER ASSETS:
   Deferred financing costs and other assets                                1,408,499        1,415,149
   Notes receivable from officers                                             272,900          270,050
                                                                        -------------    -------------

                                                                            1,681,399        1,685,199
                                                                        -------------    -------------

                                                                        $  10,481,021    $  11,935,248
                                                                        =============    =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                    $  13,662,853    $   6,080,746
   Accounts payable                                                         1,395,963        1,622,694
   Accrued expenses                                                         2,254,684        2,505,988
                                                                        -------------    -------------
         Total current liabilities                                         17,313,500       10,209,428

LONG-TERM DEBT, NET OF CURRENT PORTION                                        363,931          392,348
                                                                        -------------    -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                   1,306,000        1,306,000
                                                                        -------------    -------------
8% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                          --        6,099,775
                                                                        -------------    -------------

STOCKHOLDERS' EQUITY(DEFICIT):
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Series A convertible preferred stock-
         Designated - 1,500,000 shares
         Issued and outstanding--661,856 shares at March 31, 2000 and
         December 31, 1999, respectively
            (Liquidation preference of $67,256,400 at March 31, 2000)           6,618            6,618
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding - 16,260,722 shares at March 31, 2000 and
     December 31, 1999, respectively                                           16,261           16,261
   Additional paid-in capital                                             248,884,132      247,813,331
   Accumulated deficit                                                   (256,957,892)    (253,183,130)
   Deferred compensation                                                     (451,529)        (725,383)
                                                                        -------------    -------------

         Total stockholders' deficit                                       (8,502,410)      (6,072,303)
                                                                        -------------    -------------

                                                                        $  10,481,021    $  11,935,248
                                                                        =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                               2000              1999
REVENUES:
  Product and service revenue                               $  1,564,675    $  1,529,854
  Research and development                                            --         150,000
  Interest                                                        34,641          52,801
  Royalty and other income                                        32,448          40,225
                                                            ------------    ------------
                                                               1,631,764       1,772,880

OPERATING EXPENSES:
   Research and development                                    3,066,370       3,447,278
   General and administrative                                    903,195       1,121,468
   Interest                                                      366,161         170,326
                                                            ------------    ------------

         Total operating expenses                              4,335,726       4,739,072
                                                            ------------    ------------

         Net loss                                             (2,703,962)     (2,966,192)

ACCRETION OF PREFERRED STOCK DIVIDENDS                         1,070,800       1,042,052
                                                            ------------    ------------

         Net loss applicable to common stockholders         $ (3,774,762)   $ (4,008,244)
                                                            ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
(Note 2):


     Net loss per share                                     $      (0.17)   $      (0.19)


     Accretion of preferred stock dividends                        (0.06)          (0.07)
                                                            ------------    ------------


     Net loss per share applicable to common stockholders   $      (0.23)   $      (0.26)
                                                            ============    ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
COMMON SHARE (Note 2)                                         16,260,722      15,304,825
                                                            ============    ============

        The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,703,962)   $(2,966,192)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                      477,035        690,831
     Amortization of deferred compensation                              273,854         61,611
     Amortization of deferred financing costs                           105,045         26,984
     Changes in operating assets and liabilities-
       Accounts receivable                                              215,090       (103,051)
       Prepaid and other current assets                                   1,756          5,406
       Notes receivable from officers                                    (2,850)        (2,850)
       Accounts payable                                                (226,731)      (529,180)
       Accrued expenses                                                (251,304)      (315,550)
                                                                    -----------    -----------

              Net cash used in operating activities                  (2,112,067)    (3,131,991)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                        --          2,180
                                                                    -----------    -----------

              Net cash provided by investing activities                      --          2,180
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible notes payable and
     warrants                                                         1,479,679             --
   Payments on long-term debt and capital leases                        (25,764)       (16,887)
   Increase in deferred financing costs                                 (98,395)            --
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities     1,355,520        (16,887)
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (756,547)    (3,146,698)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,551,671      5,607,882
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,795,124    $ 2,461,184
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $   240,578    $   186,695
                                                                    ===========    ===========

   Accretion of Series A convertible preferred stock dividend       $ 1,070,800    $ 1,042,052
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

       The Company is currently seeking debt or equity financing in an amount sufficient to support its operations through the end of 2000 and has considered the licensing of technology and the sale of assets. If the Company is unable to obtain this sufficient amount of additional funding by June 2000 and is not able to sell assets for sufficient consideration, it will be forced to terminate its operations or seek relief under applicable bankruptcy law by the end of June 2000.

       On December 3, 1997, the Company was delisted from the Nasdaq Stock Market, Inc. (NASDAQ) because the Company was not in compliance with the continued listing requirements of the NASDAQ National Market. The Company is currently trading on the NASD OTC as a result of the delisting.


(2)    UNAUDITED INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal,

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

       recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

(4)    CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2000 and December 31, 1999 consisted of the following (at amortized cost, which approximates fair market value):

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

                                             March 31, 2000    December 31, 1999
          Cash and cash equivalents-
             Cash and money market funds   $        219,625    $        505,794
             Corporate bond                       1,575,499           2,045,877
                                           ----------------    ----------------

                                           $      1,795,124    $      2,551,671
                                           =================   =================


(5)    9.0% CONVERTIBLE SUBORDINATED NOTES

       On April 2, 1997, the Company issued $50,000,000 of 9.0% convertible subordinated notes (the 9% Notes). On May 5, 1998 noteholders holding $48.6 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock, approximately $2,355,000 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of March 31, 1999, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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


(6)    NOTE PAYABLE TO LENDERS

       During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lenders). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at the Lender's option, in whole or in part, into shares of common stock at a rate equal to $2.40 per share; (v) the note includes a minimum liquidity covenant of $2,000,000; and (vi) the note payable may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company has received a waiver of noncompliance with the minimum tangible net worth and minimum liquidity covenants through June 30, 2000. The Company has classified the outstanding balance of $6,000,000 at March 31, 2000 as a current liability in the accompanying consolidated balance sheet at it does not expect to remain in compliance with the

                         HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

       financial covenants. In connection with refinancing the note payable to a bank, Forum received $400,000, which was reinvested by Forum to purchase 160,000 shares of common stock with 40,000 attached warrants at an exercise price of $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Forum received warrants to purchase 133,333 shares of common stock of the Company $3.00 per share. The Company computed the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

(7)    8% CONVERTIBLE NOTES PAYABLE

       In March 2000, the Company completed the offering of the 8% Convertible Notes Payable (8% Notes). As of March 31, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Notes. Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock (the Conversion Ratio), subject to adjustment under certain circumstances, as defined. If the 8% Notes are prepaid before the maturity date, all noteholders are entitled to receive a warrant to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio.

       In connection with the 8% Notes, the Company must maintain certain defined covenants of compliance, including, making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. The Company is in compliance with the $1.5 million covenant as of March 31, 2000. Since the Company may not remain in compliance with this covenant in the future, the outstanding balance on the 8% Notes has been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2000. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a defaulted rate equal to 12%.

       In addition, in connection with the issuance of the 8% Notes, the holders of the note payable to Lenders (see Note 6) received a warrant to purchase 2,750,000 shares of the Company's common stock at $.60 per share. The warrant was granted as consideration to the Lenders for relinquishing their seniority upon liquidation of the Company to the holders of the 8% Notes. The Company computed the value of the warrants to be $547,328, by using the Black-Scholes option pricing model. The Company has recorded the $547,328 as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hybridon is involved in the discovery and development of genetic medicines based on antisense technology. Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its wholly owned subsidiary, Hybridon Specialty Products ("HSP").

         Hybridon has incurred total losses of approximately $257.0 million through March 31, 2000. Hybridon expects that its research and development and general and administrative expenses will be significant in 2000 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs beyond its internally generated funds.

         Hybridon's existing cash resources are expected to be sufficient to fund operations only through June 2000. However, if the noteholders force default proceedings due to events of non-compliance, Hybridon's existing cash resources will not be sufficient to fund operations through June 2000. Hybridon's ability to continue operations time will depend on its success in obtaining new funding, either through additional financing or new partnerships or collaborations with third parties, that may require it to relinquish rights to certain of its technologies, product candidates or products which it would otherwise pursue on its own, through the sale of assets of Hybridon or through the licensing of technology. If Hybridon is unable to obtain substantial additional new funding by June 2000, Hybridon will have to terminate operations or seek relief under applicable bankruptcy laws. As of May 10, 2000, Hybridon had 44 full-time employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Hybridon had total revenues of $1.6 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. Revenues from products and services were $1.6 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively.

         Substantially all of Hybridon's product and service revenue is generated by HSP. The increase in revenues in 2000 was primarily the result of increased sales to HSP customers. Receipt of service revenues from MethylGene, Inc. and OriGenix Technologies, Inc., entities in which Hybridon has an equity interest, decreased slightly in 2000 to $45,000 from $110,000 in 1999.

         Revenues from research and development collaborations were $0.0 and $0.2 million for the three months ended March 31, 2000 and 1999 respectively. This decrease was primarily due to the termination by Searle, a collaborative partner of Hybridon, of its collaboration agreement with Hybridon.

         Hybridon's research and development expenses were $3.1 million and $3.4 million for the three months ended March 31, 2000 and 1999, respectively. This decrease reflects Hybridon's lower levels of cash available for expenditures in 2000. Research and development salaries and related costs remained at approximately the same level in 2000 as 1999. Hybridon's patent expenses remained at approximately the same level in 2000 as 1999.

         Hybridon's general and administrative expenses were $0.9 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. This decrease reflects Hybridon's lower levels of cash available for expenditures in 2000. General and administrative expenses related to business development, public relations and legal and accounting expenses remained at approximately the same level in 2000 as 1999.

         Hybridon's interest expense was $0.4 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively. This increase is attributable to the issuance of the 8% convertible subordinated notes in December 1999.

         As a result of the above factors, Hybridon incurred net losses from operations of $2.7 million and $3.0 million for the three months ended March 31, 2000 and 1999, respectively. Hybridon recorded preferred stock dividends on the Series A convertible preferred stock of $1.1 million and $1.0 million in 2000 and 1999, respectively, resulting in a net loss applicable to common stockholders of $3.8 million and $4.0 million for 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, Hybridon utilized approximately $2.1 million to fund operating activities and did not incur any new capital expenditures. The primary use of cash for operating activities was to fund Hybridon's loss of $2.7 million. Hybridon expects to purchase a minimal amount of capital equipment in 2000 as part of its effort to conserve cash resources.

         Hybridon had cash and cash equivalents of $1.8 million at March 31, 2000. However, since that date, Hybridon has spent a portion of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On May 10, 2000, Hybridon's obligations included $1.3 million principal amount of 9% notes, a $6.0 million loan with Forum Capital Markets, LLC and others (collectively, the "Lenders"), approximately $7.6 million in 8% convertible notes and accrued interest as described below, and approximately $1.1 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash on delivery basis. The note to the Lenders contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. Hybridon currently meets the minimum liquidity requirements, but is not in compliance with the minimum tangible net worth requirement. However, the Lenders have granted Hybridon a waiver of compliance with the minimum tangible net worth and the minimum liquidity requirements at March 31, 2000 and have agreed not to require that Hybridon comply with those requirements for any periods commencing April 1, 2000 through June 30, 2000.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         Hybridon's existing cash resources are expected to be sufficient to fund operations through June 2000. However, if the noteholders force default proceedings due to events of non-compliance, Hybridon's existing cash resources will not be sufficient to fund operations through June 2000. Hybridon's ability to continue operations will depend on its success in obtaining new funding, either through additional financing or new partnerships or collaborations with third parties, the sale of assets or the licensing of technology. In any new parternship or collaboration, Hybridon may be required to relinquish rights to certain of its technologies, product candidates or products that it would otherwise pursue on its own. If Hybridon is unable to obtain substantial additional new funding by June 2000 or sell sufficient assets, Hybridon will have to terminate operations or seek relief under applicable bankruptcy laws.

         Even though Hybridon has obtained sufficient cash to fund its operations through June 2000, it will be required to raise substantial additional funds from external sources to support its operations from June 2000 on. Hybridon has no committed external sources of capital, and, as discussed above, expects no product revenues for several years from sales of the therapeutic products that it is developing. No guarantee can be given that additional funds will be available to fund operations for the balance of 2000 or in future years, or, if available, that such funds will be available on acceptable terms. Raising additional funds by issuing equity securities will dilute existing stockholders and may have other adverse effects on their holdings or rights.

         Hybridon's future capital requirements will depend on many factors, including the following:


o        continued scientific progress in its research

o        drug discovery and development programs

o        the magnitude of these programs

o        progress with preclinical and clinical trials

o        sales of DNA products and reagents to third parties by HSP

o        the margins on such sales

o        the time and costs involved in obtaining regulatory approvals

o        the costs involved in filing, prosecuting and enforcing patent claims

o        competing technological and market developments

o Hybridon's ability to establish and maintain collaborative academic and commercial research, development and marketing relationships

o its ability to obtain third-party financing for leasehold improvements and other capital expenditures

o the costs of manufacturing scale-up and commercialization activities and arrangements

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Hybridon intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Hybridon's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed in the Risk Factors section of Hybridon's Annual Report on Form 10-K for the year ended December 31, 1999, which information is incorporated herein by reference.

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

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule (EDGAR)

         (b) On February 15, 2000, Hybridon filed a Current Report on Form 8-K dated February 15, 2000, reporting the following management changes: James B. Wyngaarden, Chairman, Sudhir Agrawal, President and Acting CEO and Robert G. Andersen, CFO.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Hybridon, Inc.



May 15, 2000                        /s/ Sudhir Agrawal
-----------------                   ------------------------------
Date                                Sudhir Agrawal, D. Phil.
                                    President and Acting Chief Executive Officer


May 15, 2000                        /s/ Robert G. Andersen
-----------------                   -------------------------------------
Date                                Robert G. Andersen
                                    Chief Financial Officer and Vice President
                                    of Operations and Planning

                                 HYBRIDON, INC.

                                  EXHIBIT INDEX


27.1     Financial Data Schedule (EDGAR)