Form 10-Q
period 2000-06-30
HYBRIDON INC
filed 2000-08-15
CIK 861838

As filed with the Securities and Exchange Commission on August 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

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

                                  Yes [X}   No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                    17,789,444
---------------------------------------         --------------------------------
Class                                           Outstanding as of August 4, 2000

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL STATEMENTS

Item 1-  Financial Statements

              Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31,1999.

              Consolidated Condensed Statements of Operations for the Three Months and Six Months ended June 30, 2000 and 1999.

              Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999.

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

Signatures


                         HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS
                                                                                  June 30,       December 31,
                                                                                    2000            1999
                                                                                    ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     310,129       $   2,551,671
   Prepaid expenses and other current assets                                        46,092             101,914
                                                                             -------------       -------------
         Total current assets                                                      356,221           2,653,585
                                                                             -------------       -------------
PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                          150,342             150,342
   Laboratory and other equipment                                                5,200,727           5,249,620
                                                                             -------------       -------------
                                                                                 5,351,069           5,399,962

   Less--Accumulated depreciation and amortization                               5,259,432           5,229,514
                                                                             -------------       -------------
                                                                                    91,637             170,448
                                                                             -------------       -------------
OTHER ASSETS:
   Deferred financing costs and other assets                                     1,196,587           1,325,149
   Notes receivable from officers                                                  275,750             270,050
                                                                             -------------       -------------
                                                                                 1,472,337           1,595,199
                                                                             -------------       -------------

NET ASSETS FROM DISCONTINUED OPERATIONS                                          5,005,380           6,091,025
                                                                             -------------       -------------
                                                                             $   6,925,575       $  10,510,257
                                                                             =============       =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                         $  13,736,943       $   6,000,000
   Accounts payable                                                                837,343           1,081,796
   Accrued expenses                                                              1,931,108           2,094,988
                                                                             -------------       -------------
         Total current liabilities                                              16,505,394           9,176,784
                                                                             -------------       -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                        1,306,000           1,306,000
                                                                             -------------       -------------
8% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                -           6,099,776
                                                                             -------------       -------------
STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Series A convertible preferred stock-
         Designated - 1,500,000 shares
         Issued and outstanding--628,115 and 661,856 shares at June 30,
         2000 and December 31, 1999, respectively                                    6,281               6,618
            (Liquidation preference of $63,799,772 at June 30, 2000)
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding - 17,610,779 and 16,260,722 shares at June 30,
     2000 and December 31, 1999, respectively                                       17,611              16,261
   Additional paid-in capital                                                  249,924,660         247,813,331
   Accumulated deficit                                                        (260,413,161)       (253,183,130)
   Deferred compensation                                                          (421,210)           (725,383)
                                                                             -------------       -------------
         Total stockholders' deficit                                           (10,885,819)         (6,072,303)
                                                                             -------------       -------------
                                                                             $   6,925,575       $  10,510,257
                                                                             =============       =============

           The accompanying notes are an integral part of these consolidated condensed financial statements.


                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                2000             1999              2000              1999
                                                ----             ----              ----              ----
REVENUES:
  Service revenue                          $           -   $        72,500   $            -    $      182,500
  Research and development                             -           150,000          45,000            300,000
  Interest income                                 15,734            16,383          50,375             69,184
  Royalty and other income                        25,189            14,755          57,637             54,980
                                          --------------   ---------------  --------------     --------------
                                                  40,923           253,638         153,012            606,664
                                          --------------   ---------------  --------------     --------------
OPERATING EXPENSES:
   Research and development                      859,955         1,019,076       2,032,722          2,417,151
    General and administrative                   874,691           940,987       1,777,884          2,062,455
   Interest                                      558,928           150,123         905,004            302,949
                                          --------------   ---------------  ---------------    --------------
                                               2,293,574         2,110,186       4,715,610          4,782,555
                                          --------------   ---------------  --------------     --------------

   Net loss from continuing operations        (2,252,651)       (1,856,548)     (4,562,598)        (4,175,891)
                                          ---------------  ---------------   -------------     --------------

   Net loss from discontinued operations        (181,931)         (777,905)       (575,946)        (1,424,754)
                                          --------------   ---------------   -------------     --------------

NET LOSS                                  $   (2,434,582)  $    (2,634,453)  $  (5,138,544)    $   (5,600,645)
                                          ---------------  ---------------   -------------     --------------

ACCRETION OF PREFERRED STOCK DIVIDENDS         1,020,687         1,075,900       2,091,487          2,117,952
                                          --------------   ---------------   -------------     --------------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                              $  (3,455,269)   $    (3,710,353)  $  (7,230,031)    $   (7,718,597)
                                          =============    ===============   =============     ==============
BASIC AND DILUTED LOSS PER COMMON
SHARE  FROM (Note 3):

      Continuing Operations               $     (0.13)         $ (0.12)         $ (0.27)          $ (0.27)
      Discontinued Operations                   (0.01)           (0.05)           (0.03)            (0.09)
                                          ------------     ------------     ------------      ------------

   NET LOSS PER SHARE                           (0.14)           (0.17)           (0.31)            (0.36)
   ACCRETION OF PREFERRED STOCK
   DIVIDENDS                                    (0.06)           (0.07)           (0.12)            (0.14)
                                          ------------     ------------     ------------      ------------

   NET LOSS PER SHARE APPLICABLE TO
   COMMON STOCKHOLDERS                        $ (0.20)         $ (0.24)         $ (0.43)          $ (0.50)
                                              ========         ========         ========          ========

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE (Note
3)                                           17,243,450         15,661,492      16,758,985         15,483,158
                                           ============    ===============   =============     ==============

           The accompanying notes are an integral part of these consolidated condensed financial statements


                         Hybridon, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $    (5,138,544)  $    (5,600,645)
   Net loss from discontinued operations                                   (575,946)       (1,424,754)
                                                                    ----------------  ----------------
   Net loss from continuing operations                                   (4,562,598)       (4,175,891)

   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                           78,811           303,745
     Amortization of deferred compensation                                  304,173           441,452
     Amortization of deferred financing costs                               229,963            53,967
     Non-cash interest expense                                              151,077                 -
     Changes in operating assets and liabilities-
       Prepaid and other current assets                                      55,822             8,677
       Notes receivable from officers                                        (5,700)           (5,700)
       Accounts payable and accrued expenses                               (408,333)         (644,958)
                                                                    ----------------  ----------------

              Net cash used in continuing operating activities           (4,156,785)       (4,018,708)
                                                                    ----------------  ----------------
             Net cash provided by/(used in) discontinued
             operations                                                     509,699          (269,551)
                                                                    ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                                                (101,401)                -
   Purchases of property and equipment, net                                       -            (8,302)
                                                                    ---------------   ----------------
              Net cash used in investing activities                        (101,401)           (8,302)
                                                                    ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                20,855                 -
   Proceeds from issuance of convertible promissory notes payable         1,486,090                 -
                                                                    ---------------   ---------------

              Net cash provided by financing activities                   1,506,945                 -
                                                                    ---------------   ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2,241,542)       (4,296,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                           2,551,671         5,607,882
                                                                    ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       310,129   $     1,311,321
                                                                    ===============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $       592,898   $       337,394
                                                                    ===============   ===============
SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
   Accretion of Series A convertible preferred stock dividend       $     2,091,487   $     2,117,952
                                                                    ===============   ===============
   Issuance of common stock in lieu of services                     $             -   $     1,000,000
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

       Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products business.

       On June 29, 2000, the Company entered into an Asset Purchase Agreement (see Note 9) to sell the assets of its Hybridon Specialty Products business to Boston Biosystems, Inc., a Delaware corporation which is a wholly owned subsidiary of Avecia, Inc., for an amount up to $15.0 million (this sale, the Asset Sale). Consummation of the Asset Sale is subject to approval by the Company's Common and Preferred shareholders.

       On May 30, 2000, the Company entered into a Line of Credit Agreement (see
       Note 8) pursuant to which certain lenders (the LOC Lenders) agreed to provide the Company with an 8%, $2.0 million credit facility (the Line of Credit or LOC) which is intended to provide the Company with working capital pending the closing of the Asset Sale. On July 10, 2000, the Company drew down approximately $0.5 million under the Line of Credit.

       The Company's existing cash resources, including the LOC, are expected to be sufficient to fund operations into the fourth quarter of 2000. The Company expects the Asset Sale to be completed by the end of September 2000. If the Asset Sale is not completed, the Company's existing cash resources and the LOC may not be sufficient to fund its operations and permit the company to avoid a default under one or more of its outstanding debt obligations. The Company's ability to continue operations would then depend on the willingness of its obligors to waive any such default and on its success in obtaining new funding from future sales of equity securities, debt financings and research and development collaborations.

 (2)   UNAUDITED INTERIM FINANCIAL STATEMENTS

       The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year. The financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the periods ended June 30, 1999, and December 31, 1999. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Net Loss per Common Share

       The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under SFAS No. 128, basic net loss per share applicable to common shareholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common as the effects of the Company's potential common stock equivalents are antidilutive. The Company's potential common stock equivalents as of June 30, 2000 include 6,102,532 shares of common stock options and 13,277,365 shares of common stock warrants.

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

       Reclassification

       Certain prior year account balances have been reclassified to be consistent with current year's presentation.

(4)    CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2000 and December 31, 1999 consisted of the following (at amortized cost, which approximates fair market value):

                                                  June 30,      December 31,
                                                    2000           1999
                                                    ----           ----
          Cash and cash equivalents-
             Cash and money market funds      $    214,278     $     505,794
             Corporate bonds                        95,851         2,045,877
                                              ------------     -------------
                                              $    310,129     $   2,551,671
                                              ============     =============


(5)    9.0% CONVERTIBLE SUBORDINATED NOTES

       On April 2, 1997, the Company issued $50.0 million of 9.0% convertible subordinated notes (the 9% Notes). On May 5, 1998 noteholders holding $48.6 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock. Approximately $2,355,000 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of June 30, 2000, there is $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

(6)    $6.0 MILLION LOAN

       During November 1998, the Company obtained a $6.0 million loan pursuant to a loan agreement with Forum Capital Markets, LLC (Forum) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lender). The terms of the loan are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the loan is convertible, at the Lender's option, in whole or in part, into shares of common stock at a rate equal to $2.40 per share; (v) the loan agreement includes covenants to maintain minimum liquidity of $2.0 million and minimum tangible net worth of $6.0 million; and (vi) the loan may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company is not in compliance with the minimum tangible net worth requirement or the minimum liquidity covenant, but it has received waivers of noncompliance with these covenants through September 30, 2000. The Company has classified the outstanding balance of $6.0 million at June 30, 2000 as a current liability in the accompanying consolidated balance sheet as it does not expect to remain in compliance with the financial covenants. For its role in arranging the loan agreement, Forum received $0.4 million, which Forum reinvested by purchasing 160,000 shares of common stock with 40,000 attached warrants with an exercise price of $3.00 per share. The Company has recorded the $0.4 million as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Forum received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, using the Black-Scholes option-pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note.

(7)    8.0% CONVERTIBLE SUBORDINATED NOTES

       In March 2000, the Company completed its offering of the 8% Convertible Subordinated Notes (the 8% Convertible Notes). As of June 30, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Convertible Notes. Under the terms of the 8% Convertible Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Convertible Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock (the Conversion Ratio), subject to adjustment under certain circumstances, as defined. If the 8% Convertible Notes are prepaid before the maturity date, all noteholders are entitled to receive warrants to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio, with an exercise price of $0.60 per share of common stock.

       In connection with the 8% Convertible Notes, the Company must comply with certain covenants. These covenants include, without limitation, the requirement that the Company make all payments of interest when due and maintain consolidated cash balances of at least $1.5 million as of the last day of any calendar month. While as of June 30, 2000, the Company is not in compliance with the covenant regarding consolidated cash balances, it has received waivers of noncompliance. Because there is no guaranty that the Company will receive waivers in the future, the Company has classified the outstanding balance on the 8% Convertible Notes as a current liability in the accompanying consolidated balance sheet as of June 30, 2000. If an event of default (as defined) occurs, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%.

       In addition, in connection with the issuance of the 8% Convertible Notes, the Lender (see Note 6) received a warrant to purchase 2,750,000 shares of common stock at $.60 per share. The warrant was granted as consideration to the Lender for relinquishing to holders of the 8% Convertible Notes seniority upon liquidation of the Company. The Company computed the value of the warrant to be $547,328, using the Black-Scholes option-pricing model. The Company has recorded the $547,328 as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Convertible Notes.

(8)    $2.0 MILLION LINE OF CREDIT

       On May 30, 2000, the Company entered into a Line of Credit Agreement pursuant to which the LOC Lenders agreed to provide the Company with the Line of Credit (see Note 1). The Line of Credit is intended to provide the Company with working capital pending the closing of the Asset Sale. The Company may draw upon the facility by notice at any time prior to the earlier of September 30, 2000, and the date the Asset Sale is consummated. The Company may specify a draw date of not earlier than seven business days following the notice. Each draw is subject to conditions that are standard for similar transactions of this sort, including the absence of defaults, the absence of material adverse changes and the continued effectiveness of the agreement providing for the Asset Sale. On July 10, 2000, the Company drew down approximately $0.5 million under the Line of Credit Agreement.

       Amounts drawn down under the Line of Credit will mature and become due and payable on the earlier of September 30, 2000, and the date the Asset Sale is consummated. At the maturity date, each LOC Lender may elect either (a) to convert its portion of the amount outstanding under the LOC into shares of common stock at the rate of one share for each $1.08 of principal and interest then accrued (the $1.08 conversion price being equal to the closing price of the common stock at the time the LOC Lenders agreed to enter into the Line of Credit Agreement) or (b) to have the Company repay in cash the amount outstanding under the LOC.

       The LOC Lenders, the holders of the 8% Convertible Notes (Note 7), and the Lender (Note 6) on July 10, 2000 entered into an amendment (the Amendment) to the Subordination and Intercreditor Agreement between the Company, the holders of the 8% Convertible Notes, and the Lender. That agreement, entered into December 7, 1999, provided that the successors to the $6.0 million loan would subordinate their rights to payment and their security interest in the collateral (consisting of substantially all of the Company's assets) to those of holders of the 8% Convertible Notes. The Amendment provides that the LOC Lenders will have rights to payment and interest in the collateral which are equal with those of the holders of the 8% Notes and senior to the rights of the Lenders.

       In the Amendment all parties to the Subordination and Intercreditor Agreement agree to release their lien on the portion of the collateral that includes assets to be conveyed in the Asset Sale. In return for this partial release, the Company undertook in the Amendment that upon consummation of the Asset Sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligations to the LOC Lenders, the holders of the 8% Convertible Notes and the Lenders. The amount of the pledge will be reduced as the debt is converted to equity or repaid. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the Asset Sale.

       In connection with the Line of Credit, the Company has agreed (a) to issue to the representatives of the LOC Lenders warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.08 per share and (b) to issue to the LOC Lenders, proportionate to their respective interests in the Line of Credit, warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.08 per share. The Company computed the value of the warrants to be $731,136, using the Black-Scholes option-pricing model. The Company will amortize this amount to interest expense over the term of the Line of Credit.

(9)    ASSET PURCHASE AGREEMENT

       On June 29, 2000, the Company entered into an Asset Purchase Agreement to sell the assets of its Hybridon Specialty Products business, which manufactures, markets, and sells oligonucleotides. The Company expects to record a gain on the Asset Sale at the time of closing, composed of net proceeds of $12.0 million, less estimated transaction and other costs and net assets sold. The remaining $3.0 million, subject to offset, will be recorded as a gain on the Asset Sale after it is earned. This gain will be recognized when it is realized on the closing date of the Asset Sale which is expected to take place by the end of September 2000. The transaction costs consist principally of legal and accounting fees, severance arrangements with certain employees, and other estimated costs associated with consummating the sale. Closing is subject to various conditions, including the approval of the holders of 75% of the common and preferred stock, and of 100% of the debt holders. A special meeting of shareholders is scheduled for September 12, 2000.

       At the closing, the Company will receive $12.0 million of the proceeds, less an approximately $450,000 reserve, which will be held for 30 days as security for the value of the purchased inventory and against prepayments for uncompleted work received by the Company in advance of the sale. One year later, subject to certain conditions, the Company will receive an additional $3 million. The conditions to the second payment include the Company 's compliance with material purchases under a supply agreement that requires it to buy certain amounts of oligonucleotides from Boston Biosystems, Inc., the buyer in the Asset Sale.

       The net assets as of June 30, 2000 included in the sale consist of the following :

       Property and equipment, net                   $  5,336,000
       Security deposit                                    90,000
                                                     ------------
       Total assets                                  $  5,426,000
       Current liabilities                              (  86,000)
       Long term liabilities                             (348,000)
                                                     ------------
                                                     $  4,992,000
                                                     ============


       The Company plans to use the proceeds of the Asset Sale for current operating expenses, including payment of certain current liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Hybridon is involved in the discovery and development of genetic medicines based on antisense technology. Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its manufacturing business, Hybridon Specialty Products ("HSP").

         Hybridon has incurred total losses of approximately $260.0 million through June 30, 2000. Hybridon expects that its research and development and general and administrative expenses will be significant in 2000 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs beyond its internally generated funds.

         Hybridon has entered into an Asset Purchase Agreement to sell the assets of its Hybridon Specialty Products business to Boston Biosystems, Inc., a Delaware corporation that is a wholly owned subsidiary of Avecia, Inc., for an amount up to $15.0 million (that sale, the "Asset Sale"). Although an Asset Purchase Agreement has been signed by the parties, the sale is subject to approval by Hybridon's common and preferred shareholders. The Asset Purchase Agreement requires the approval of 75% of the common and preferred stock, and of 100% of the debt holders. A shareholder meeting is scheduled for September 12, 2000 for the shareholders to vote on the transaction. Even if the transaction receives shareholder approval, the purchase price will still be subject to adjustment based on the amount of the inventory included in the sale and certain payments received in respect of the business before the closing. At the closing, Hybridon will receive $12.0 million of the proceeds, less an approximately $450,000 reserve, which will be held for 30 days as security for the value of the purchased inventory and against prepayments for uncompleted work received by Hybridon in advance of the sale. One year later, subject to certain conditions, Hybridon will receive an additional $3 million, subject to offset rights granted to Boston Biosystems. The conditions to the second payment include Hybridon 's performance under a supply agreement that requires it to buy certain amounts of oligonucleotides.

         On May 30, 2000, Hybridon entered into a Line of Credit Agreement with certain lenders who provided Hybridon with an 8%, $2.0 million credit facility which is intended to provide Hybridon with working capital pending the closing of the Asset Sale. On July 10, 2000, Hybridon drew down approximately $0.5 million under the Line of Credit Agreement.

         Hybridon's existing cash resources, including the $2.0 million line of credit, are expected to be sufficient to fund operations into the fourth quarter of 2000. Hybridon expects the Asset Sale to be completed by the end of September 2000. However, Hybridon can give no assurances that the Asset Sale will be completed, given the conditions it is subject to, and, even on completion of the sale, payment of a portion of the purchase price is subject to the reserve and the right of offset. If the Asset sale is not completed, Hybridon's existing cash resources and the Line of Credit may not be sufficient to fund its operations and permit Hybridon to avoid a default under one or more of its outstanding debt obligations. Hybridon's ability to continue operations would then depend on the willingness of its obligors to waive any such default and on its success in obtaining new funding from future sales of equity securities, debt financings, and research and development collaborations.

         As of August 4, 2000, Hybridon had 38 full-time employees. Upon the closing of the Asset Sale, Hybridon estimates it will have approximately 13 full-time employees.

         The financial statements of Hybridon have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the periods ended June 30, 2000 and 1999, and December 31, 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Hybridon had total revenues of $40,293 and $0.3 million for the three months ended June 30, 2000 and 1999, respectively, and had total revenues of $0.2 million and $0.6 million for the six months ended June 30, 2000 and 1999, respectively.

         Receipt of service revenues from MethylGene, Inc. and OriGenix Technologies, Inc., entities in which Hybridon has an equity interest, were zero and $0.1 million for the three months ended June 30, 2000 and 1999, respectively, and zero and $0.2 million for the six months ended June 30, 2000 and 1999, respectively. This decrease represents a decrease in support services provided to these entities by Hybridon.

         Revenues from research and development collaborations were zero and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, and $45,000 and $0.3 million for the six months ended June 30, 2000 and 1999, respectively. This decrease was primarily due to the termination by Searle of its collaboration agreement with Hybridon.

         Hybridon's research and development expenses were $0.9 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. This decrease reflects Hybridon's lower levels of cash available for expenditures in 2000. Research and development salaries and related costs remained at approximately the same level in 2000 as 1999. Hybridon's patent expenses remained at approximately the same level in 2000 as 1999.

         Hybridon's general and administrative expenses were $0.9 million for both the three months ended June 30, 2000 and 1999, and $1.8 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively. The decrease for the six-month period reflects Hybridon's lower levels of cash available for expenditures in 2000. General and administrative expenses related to business development and public relations remained at approximately the same level in 2000 as 1999, as did legal and accounting expenses.

         Hybridon's interest expense was $0.6 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively. This increase is attributable to the issuance of the 8% convertible subordinated notes in December 1999.

         As a result of the above factors, Hybridon incurred net losses from continuing operations of $2.3 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, and $4.6 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively. Hybridon incurred net losses from discontinued operations of $0.2 million and $0.8 million for the three months ended June 30, 2000 and 1999, respectively, and $0.6 million and $1.4 million for the six months ended June 30, 2000 and 1999, respectively. Hybridon recorded preferred stock dividends on the Series A convertible preferred stock of $1.0 million and $1.1 million for the three months ended June 30, 2000 and

1999, respectively, and $2.1 million for both the six months ended June 30, 2000 and 1999, respectively, resulting in a net loss applicable to common stockholders of $3.5 million and $3.7 million for the three months ended June 30, 2000 and 1999, respectively, and $7.2 million and $7.7 million for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, Hybridon utilized approximately $4.2 million to fund continuing operating activities and did not incur any capital expenditures. For the same period, discontinued operations required $0.5 million to fund discontinued activities. The primary use of cash for operating activities was to fund Hybridon's loss of $4.6 million. Hybridon expects to purchase a minimal amount of capital equipment in 2000 as part of its effort to conserve cash resources.

         Hybridon had cash and cash equivalents of $0.3 million at June 30, 2000. However, since that date, Hybridon has spent a portion of such cash resources and continues to have substantial obligations to lenders, real estate landlords, trade creditors and others. On August 4, 2000, Hybridon's obligations included $1.3 million principal amount of 9% notes, a $6.0 million loan from Forum Capital Markets, LLC and others (collectively, the "Lender"), approximately $7.7 million in 8% convertible notes and accrued interest as described below, approximately $0.5 million from the Line of Credit as described below, and approximately $0.9 million of accounts payable. Because of Hybridon's financial condition, many trade creditors are only willing to provide Hybridon with products and services on a cash-on-delivery basis. The loan agreement covering the $6.0 million loan from Forum Capital Markets and others contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. The Lender has granted Hybridon a waiver of compliance with the minimum tangible net worth and the minimum liquidity requirements at June 30, 2000, and have agreed not to require that Hybridon comply with those requirements for any periods commencing July 1, 2000 through September 30, 2000.

         On June 29, 2000, Hybridon announced that it and Avecia Limited ("Avecia"), one of Europe's leading specialty chemicals companies, have agreed that Avecia, through its subsidiary, Boston Biosystems, Inc., will acquire the oligonucleotide manufacturing business and related intellectual property of Hybridon Specialty Products business for US $15.0 million, of which $12.0 million is payable at closing and $3.0 million is payable after one year, subject to offset rights under the contract (that acquisition, the "Asset Sale"). Avecia and Hybridon have also agreed that through 2002 Avecia will supply oligonucleotides for Hybridon and its associated operations. Hybridon will be required to purchase certain amounts of oligonucleotides from Avecia until approximately the end of 2002. The Asset Sale, which requires Hybridon shareholder approval and is subject to other conditions, is expected to be completed by the end of September 2000.

         On May 30, 2000, Hybridon entered into a Line of Credit Agreement pursuant to which certain lenders (the "LOC Lenders") agreed to provide Hybridon with an 8%, $2.0 million credit facility (the "Line of Credit" or "LOC"). The Line of Credit is intended to provide Hybridon with working capital pending the closing of the Asset Sale. Hybridon may draw upon the Line of Credit by notice at any time prior to the earlier of September 30, 2000, and the date the Asset Sale is consummated. Hybridon may specify a draw date of not earlier than seven business days following the notice. Each draw is subject to conditions that are standard for transactions of this sort, including the absence of defaults, the absence of material adverse changes and the continued effectiveness of the agreement providing for the Asset Sale. On July 10, 2000, Hybridon drew down approximately $0.5 million under the Line of Credit.

         Amounts drawn down under the Line of Credit will mature and become due and payable on the earlier of September 30, 2000, and the date the Asset Sale is consummated. At the maturity date, each LOC Lender may elect either (a) to convert its portion of the amount outstanding under the LOC into shares of Hybridon's common stock at the rate of one share for each $1.08 of principal and interest then accrued (the $1.08 conversion price being equal to the closing price of Hybridon's common stock at the time the LOC Lenders expressed their willingness to enter into the Line of Credit Agreement) or (b) to have Hybridon repay in cash the amount outstanding under the LOC.

         The LOC Lenders have joined with the holders of Hybridon's 8% Convertible Notes issued in 1999 and the Lender in a July 10, 2000 amendment (the "Amendment") to the Subordination and Intercreditor Agreement Hybridon, the 8% Convertible Noteholders, and the Lender were parties. That agreement, entered into December 7, 1999, provided that the successors to the $6.0 million loan would subordinate their rights to payment and their security interest in the collateral (consisting of substantially all of Hybridon's assets) to those of the 8% Convertible Noteholders. The Amendment provides that the LOC Lenders will have rights to payment and interest in the collateral which are equal with those of the 8% Convertible Noteholders and senior to the rights of the Lender.

         In the Amendment all parties to the Subordination and Intercreditor Agreement agree to release their lien on the portion of the collateral that includes assets to be conveyed in the Asset Sale. In return for this partial release, Hybridon undertook in the Amendment that upon consummation of the Asset Sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligations to the LOC Lenders, the 8% Convertible Noteholders and the Lender. The amount of the pledge will be reduced as the debt is converted to equity. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the assets of Hybridon remaining after the Asset Sale.

         In connection with the Line of Credit, Hybridon has agreed (a) to issue to the representatives of the LOC Lenders warrants to purchase up to 500,000 shares of Hybridon's common stock at an exercise price of $1.08 per share and
(b) to issue to the LOC Lenders, proportionate to their respective interests in the Letter of Credit, warrants to purchase 1,000,000 shares of Hybridon's common stock at an exercise price of $1.08 per share.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

The Asset Sale

         The purchase price in the Asset Sale is payable in two parts: $12.0 million at closing (of which the Purchaser will retain $450,000 for 30 days as security for the value of the purchased inventory and against prepayments for uncompleted work received by Hybridon in advance of the Asset Sale, and $3.0 million, payable one year from the date of closing. Receipt of the additional $3.0 million payment one year from the date of closing is subject to additional conditions, notably Hybridon's purchase of certain quantities of product from Boston Biosystems under a supply agreement, and is also subject to offset rights granted to Boston Biosystems.

         There can be no assurance that the Asset Sale can be completed, as the closing is subject to conditions, including the approval of the transaction by holders of at least 75% of Hybridon's common and preferred Stock. Hybridon's existing cash resources, including the Line of Credit, are expected to be sufficient to fund operations through Hybridon's receipt of proceeds of the Asset Sale (see "Liquidity and Capital Resources") and into the fourth quarter of 2000. The Asset Sale is expected to be completed by the end of September 2000. If the Asset Sale is not completed, Hybridon's existing cash resources and the Line of Credit may not be sufficient to fund its operations and permit Hybridon to avoid a default under one or more of its outstanding debt obligations. Hybridon's ability to continue operations would then depend on the willingness of its obligors to waive any such default and on its success in obtaining new funding.

         Hybridon expects that the first installment of the proceeds from the Asset Sale, in the amount of $12 million, should enable it to operate into the third quarter of 2001, at which time it expects to collect the second installment of the proceeds from the Asset Sale in the amount of $3.0 million, which should enable it to sustain its operations through the year 2001, assuming that Avecia claims no offset pursuant to offset rights granted it. Hybridon will generate a gain on the transaction, and upon closing and receipt of the first installment of the purchase price, Hybridon will have $5.0 million of restricted cash that will be available to fund its operations. Even though Hybridon expects to have sufficient cash to fund its operations through 2001, it will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

         Assuming the completion of the Asset Sale, Hybridon's future capital requirements will depend on many factors, including the following:

       o      whether or not it receives the contingent Asset Sale consideration

       o      continued scientific progress in its research

       o      whether or not its drug discovery and development programs succeed

       o      progress with preclinical and clinical trials

       o      the time and costs involved in obtaining regulatory approvals

       o the costs involved in filing, prosecuting and enforcing patent claims

       o      competing technological and market developments

       o establishing and maintaining collaborative academic and commercial research, development and marketing relationships

       o its ability to obtain third-party financing for leasehold improvements and other capital expenditures

       o the costs of manufacturing scale-up and commercialization activities and arrangements

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         The statements contained in this Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Hybridon intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Hybridon's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include the risks detailed above and in the Risk Factors section of Hybridon's Annual Report on Form 10-K for the year ended December 31, 1999, which information is incorporated herein by reference.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Hybridon's Annual Meeting of Stockholders held on June 29, 2000, the stockholders elected the following three individuals as Class II Directors to hold office until the 2003 Annual Meeting of Stockholders:

                                        For                Against       Abstain
                                        ---                -------       -------

         Camille A. Chebeir             13,060,167         364,703          0

         James B. Wyngaarden, M.D.      13,058,467         366,403          0

         Paul C. Zamecnik, M.D.         13,059,667         365,203          0


         The term of office as a director for each of the following individuals continued after the meeting:

         Arthur W. Berry

         C. Keith Hartley

         Nasser Menhall

         Sudhir Agrawal, D.Phil.

         Youssef El-Zein

         E. Andrews Grinstead, III

         The stockholders also approved a proposal to amend Hybridon's 1997 Stock Incentive Plan. The holders of 9,016,979 shares of common stock voted for the proposal; the holders of 472,306 shares of common stock voted against the proposal; the holders of 235,590 shares of common stock abstained from voting; and the holders of 7,769,208 shares of common stock were broker non-votes.

         Finally, the stockholders ratified the selection of Arthur Andersen LLP as the independent public accountants to audit Hybridon's consolidated financial statements. The holders of 13,191,370 shares of common stock voted for the ratification; the holders of 4,200 shares of common stock voted against; the holders of 229,250 shares of common stock abstained from voting; and the holders of 4,069,213 shares of common stock were broker non-votes.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Line of Credit Security Agreement dated as of May 30, 2000, between Hydridon and certain lenders (filed herewith).

         10.2 First Amendment and Restated Subordination and Intercreditor Agreement between Hybridon, holders of its 8% Convertible Notes, and certain other lenders (filed herewith).

         27.1       Financial Data Schedule (EDGAR) (filed herewith)

(b)      Reports on Form 8-K

         On June 29, 2000, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon and Avecia Limited, one of Europe's leading specialty chemicals companies, have agreed on terms for Avecia to acquire the DNA manufacturing business and related intellectual property of Hybridon.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HYBRIDON, INC.



                                          /s/ Sudhir Agrawal
Date:  August 14, 2000                    -------------------------------------
                                          Sudhir Agrawal, D. Phil.
                                          President and Acting Chief Executive
                                          Officer


                                          /s/ Robert G. Andersen
Date:  August 14, 2000                    -------------------------------------
                                          Robert G. Andersen
                                          Chief Financial Officer and Vice
                                          President of Operations and Planning