Form 10-Q
period 2000-09-30
HYBRIDON INC
filed 2000-11-14
CIK 861838

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________.

Commission File Number 0-27352

                                 HYBRIDON, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      04-3072298
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                                345 Vassar Street
                         CAMBRIDGE, MASSACHUSETTS 02139
                    (Address of principal executive offices)

                                 (617) 679-5500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.001 PER SHARE                   18,207,573
---------------------------------------      ----------------------------------
Class                                        Outstanding as of November 3, 2000

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL STATEMENTS

Item 1-  Financial Statements

          Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31,1999.

          Consolidated Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2000 and 1999.

          Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999.

          Notes to Consolidated Condensed Financial Statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -  Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION

Items 1-3 - None
Item 4    - Matters to a Vote of Security Holders
Item 5    - None
Item 6    - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000              1999
                                                  -------------     ------------


CURRENT ASSETS:
   Cash and cash equivalents                      $   5,236,326   $   2,551,671
   Prepaid expenses and other current assets             44,991         101,914
                                                  -------------   -------------

         Total current assets                         5,281,317       2,653,585
                                                  -------------   -------------

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                               150,342         150,342
   Laboratory and other equipment                     5,200,727       5,249,620
                                                  -------------   -------------
                                                      5,351,069       5,399,962

   Less--Accumulated depreciation and amortization    5,285,197       5,229,514
                                                  -------------   -------------
                                                         65,872         170,448
                                                  -------------   -------------
OTHER ASSETS:
   Deferred financing costs and other assets          1,083,109       1,325,149
   Restricted cash                                    5,000,000              --
   Notes receivable from officers                            --         270,050
                                                  -------------   -------------

                                                      6,083,109       1,595,199
                                                  -------------   -------------


NET ASSETS FROM DISCONTINUED OPERATIONS                      --       6,091,025
                                                  -------------   -------------

                                                  $  11,430,298   $  10,510,257
                                                  =============   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt              $   6,000,000   $   6,000,000
   Net liabilities from discontinued operations         321,240            --
   Accounts payable                                     793,290       1,081,796
   Accrued expenses                                   1,419,706       2,094,988
                                                  -------------   -------------
         Total current liabilities                    8,534,236       9,176,784

LINE OF CREDIT                                          231,167            --
                                                  -------------   -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE             1,306,000       1,306,000
                                                  -------------   -------------
8% CONVERTIBLE SUBORDINATED NOTES PAYABLE             7,736,943       6,099,776
                                                  -------------   -------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value-
     Authorized--5,000,000 shares
     Series A convertible preferred stock-
         Designated - 1,500,000 shares
         Issued and outstanding-612,115 and
         661,856 shares at September
         30, 2000 and December 31, 1999,
         respectively                                     6,121           6,618
          (Liquidation preference of $64,820,459
          at September 30, 2000)
   Common stock, $.001 par value-
     Authorized--100,000,000 shares
     Issued and outstanding - 17,924,949 and
     16,260,722 shares at
     September 30, 2000 and December 31, 1999,
     respectively                                        17,925          16,261
   Additional paid-in capital                       251,769,929     247,813,331
   Accumulated deficit                             (257,781,133)   (253,183,130)
   Deferred compensation                               (390,890)       (725,383)
                                                  -------------   -------------

         Total stockholders' deficit                 (6,378,048)     (6,072,303)
                                                  -------------   -------------

                                                  $  11,430,298   $  10,510,257
                                                  =============   =============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                     2000            1999          2000            1999
                                                     ----            ----          ----            ----

REVENUES:
  Service revenue                               $     25,000   $    112,500   $     70,000   $    295,000
  Research and development                              --          150,000           --          450,000
  Interest income                                     15,637         12,540         66,012         81,724
  Royalty and other income                            18,892         51,970         76,529        106,950
                                                ------------   ------------   ------------   ------------

                                                      59,529        327,010        212,541        933,674
                                                ------------   ------------   ------------   ------------

OPERATING EXPENSES:
   Research and development                          761,227      2,107,745      2,793,949      4,524,896
   General and administrative                        562,013        884,109      2,339,897      2,946,564
   Interest                                          951,673        208,182      1,856,677        511,131
                                                ------------   ------------   ------------   ------------

                                                   2,274,913      3,200,036      6,990,523      7,982,591
                                                ------------   ------------   ------------   ------------

   Net loss from continuing operations            (2,215,384)    (2,873,026)    (6,777,982)    (7,048,917)
                                                ------------   ------------   ------------   ------------

   Net income (loss) from discontinued
    operations                                     5,868,100        141,215      5,292,154     (1,283,539)
                                                ------------   ------------   ------------   ------------

NET INCOME (LOSS)                               $  3,652,716   $ (2,731,811)  (1,485,828) $    (8,332,456)
                                                ------------   ------------   ------------   ------------


ACCRETION OF PREFERRED STOCK DIVIDENDS             1,020,687      1,075,899      3,112,174      3,193,851
                                                ------------   ------------   ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                    $  2,632,029   $ (3,807,710)  $ (4,598,002) $ (11,526,307)
                                                ============   ============   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE FROM
(Note 4):

      Continuing Operations                     $      (0.12)  $      (0.18)  $      (0.40)  $      (0.45)
      Discontinued Operations                           0.33           0.01           0.31          (0.08)
                                                ------------   ------------   ------------   ------------

   NET INCOME (LOSS) PER SHARE                          0.20          (0.17)         (0.09)         (0.53)
   ACCRETION OF PREFERRED STOCK DIVIDENDS              (0.06)         (0.07)         (0.18)         (0.20)
                                                ------------   ------------   ------------   ------------

   NET INCOME (LOSS) PER SHARE APPLICABLE TO
   COMMON STOCKHOLDERS                          $       0.15   $      (0.24)  $      (0.27)  $      (0.74)
                                                ============   ============   ============   ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET
LOSS PER COMMON SHARE (Note 4)                    17,922,949     15,984,146     17,130,454     15,653,562
                                                ============   ============   ============   ============



        The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       2000             1999
                                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(1,485,828)     $(8,332,456)
   Net income (loss) from discontinued
    operations                                       5,292,154       (1,283,539)
                                                   -----------      -----------
   Net loss from continuing operations              (6,777,982)      (7,048,917)

   Adjustments to reconcile net loss to
     net cash used in operating activities-
      Depreciation and amortization                    104,576          353,576
      Amortization of deferred compensation            334,493          576,697
      Amortization of deferred financing costs         343,441           80,951
      Interest expenses related to the issuance
       of common stock warrants                        731,196               --
      Non-cash interest expense                        151,077               --
      Changes in operating assets and liabilities-
       Prepaid and other current assets                 56,923            8,642
       Notes receivable from officers                       --           (8,550)
       Accounts payable and accrued expenses          (694,049)        (394,231)
                                                   -----------      -----------

          Net cash used in continuing operating
            activities                              (5,750,325)      (6,431,832)
                                                   -----------      -----------
          Net cash provided by discontinued
            operations                                 154,419          332,431
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                           (101,401)              --
   Proceeds from sale of discontinued operations    11,550,000               --
   Increase in Restricted Cash                      (5,000,000)              --
   Purchases of property and equipment, net                 --           (8,302)
                                                   -----------      -----------
          Net cash provided by /(used in)
           investing activities                      6,448,599           (8,302)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock          114,705               --
   Net borrowings under line of credit                 231,167               --
   Proceed from related party notes payable                 --        1,000,000
   Proceeds from issuance of convertible
     promissory notes payable                        1,486,090               --
                                                   -----------      -----------

          Net cash provided by financing
            activities                               1,831,962        1,000,000
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          2,684,655       (5,107,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,551,671        5,607,882
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 5,236,326      $   500,179
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                          $   592,898      $   532,564
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
   Accretion of Series A convertible preferred
     stock dividend                                $ 3,112,174      $ 3,193,851
                                                   ===========      ===========
   Issuance of common stock in lieu of services    $        --      $ 1,000,000
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

     Since inception, the Company has been engaged primarily in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on antisense technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products business prior to the disposal thereof.

     On September 21, 2000, the Company completed the sale (see Note 2) of its Hybridon Specialty Products business to a subsidiary of Avecia, Inc. of Manchester, UK, for up to $15.0 million (the Asset Sale).

     On May 30, 2000, the Company entered into a Line of Credit Agreement (see
     Note 9) pursuant to which certain lenders (the LOC Lenders) agreed to provide the Company with an 8%, $2.0 million credit facility (the Line of Credit or LOC) which provided the Company with working capital pending the closing of the Asset Sale. On July 10, 2000 and August 10, 2000, the Company drew down approximately $0.5 million each under the Line of Credit, representing a total draw down of $1.0 million. On September 28, 2000 the Company repaid approximately $0.8 million in cash and converted the remaining amount, approximately $0.2 million, to common stock in October 2000.

     The Company's existing cash resources are expected to be sufficient to operate into the third quarter of 2001, at which time it expects to collect the second installment of the proceeds from the Asset Sale in the amount of $3.0 million, which should enable it to sustain its operations through the year 2001. The Company will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

(2)  ASSET SALE

     On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business which manufactures, markets, and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, UK, for up to $15.0 million. The Company recorded a gain of approximately $6.1 million on the Asset Sale at the time of closing, comprised of net proceeds of approximately $11.5 million, plus an approximately $0.5 million reserve for certain indemnity purposes, less estimated transaction and other costs of approximately $1.1 million and the book value of the net assets sold. The remaining $3.0 million is subject to certain performance contingencies and will be recorded as a gain when earned. The transaction costs consist principally of legal and accounting fees, severance arrangements with certain employees, and other estimated costs associated with consummating the sale. As a condition of the Asset Sale requested by Avecia, the Company held a special meeting of shareholders on September 12, 2000, and obtained the approval of the Asset Sale by the common and preferred stock and the debt holders.

     At the closing, the Company received $12.0 million of the proceeds, less a $450,000 reserve, which was to be held for 30 days as security for the value of the purchased inventory and against prepayments for uncompleted work received by the Company in advance of the sale. In October the Company received $176,144 of that amount; the remaining $273,856 is currently subject to negotiation. Consequently, the remaining amount is not included in the calculation of the gain on the Asset Sale which is computed as follows:

     Proceeds                                                     $12,000,000

     Property and equipment sold, net               $4,894,887
     Security deposit                                   90,000
                                                    ----------
     Net book value of assets sold                  $4,984,887
     Current liabilities assumed by the buyer          (88,969)
     Long term liabilities assumed by the buyer       (324,555)
                                                    ----------
     Net assets sold                                               (4,571,363)

     Inventory reserve holdback                                      (273,856)

     Transaction and other costs                                   (1,053,722)
                                                                   ----------
            Gain on sale                                           $6,101,059
                                                                   ==========

     The consolidated financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the three and nine months ended September 30, 1999 and 2000, respectively, and as of December 31, 1999. Reported revenues, expenses, and cash flows exclude the operating results of the discontinued operations. The net income from discontinued operations, as presented on the consolidated statement of operations for the three and nine months ended September 30, 2000, include the gain on sale as calculated above of $6.1 million as well as the operating loss from discontinued operations for the three and nine months ended September 30, 2000, totaling $0.2 million and $0.6 million, respectively. For all other periods presented, the net income/(loss) relates solely to the operating results of the Hybridon Specialty Products business.

     The Company plans to use the proceeds of the Asset Sale for current operating expenses, including payment of certain current liabilities.


 (3) UNAUDITED INTERIM FINANCIAL STATEMENTS

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

     The financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the periods ended September 30, 1999, and December 31, 1999. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Loss per Common Share

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under SFAS No. 128, basic net loss per share applicable to common shareholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common as the effects of the Company's potential common stock equivalents are antidilutive. The Company's potential common stock equivalents as of September 30, 2000 include 5,741,799 common stock options, 13,059,608 common stock warrants, and 30,985,840 shares related to convertible preferred stock and convertible debt instruments.

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

(5)  CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2000 and December 31, 1999 consisted of the following (at amortized cost, which approximates fair market value):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2000                1999
                                              -------------        ------------
     Cash and cash equivalents-
        Cash and money market funds            $ 4,723,160          $  505,794
        Corporate bonds *                        5,513,166           2,045,877
                                               ----------           ----------

                                               $10,236,326          $2,551,671
                                               ===========          ==========

     * Includes Restricted cash of $5,000,000 (see Note 9)

(6)  9.0% CONVERTIBLE SUBORDINATED NOTES

     On April 2, 1997, the Company issued $50.0 million of 9.0% convertible subordinated notes (the 9% Notes). On May 5, 1998 noteholders holding $48.6 million of principal value of the 9% Notes tendered such notes in exchange for Series A convertible preferred stock. Approximately $2,355,000 of accrued interest thereon was converted into shares of Series A convertible preferred stock and warrants to purchase common stock. As of September 30, 2000, there is approximately $1.3 million of 9% Notes outstanding. Under the terms of the 9% Notes, the Company must make semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, subject to adjustment under certain circumstances, as defined.

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

(7)  $6.0 MILLION LOAN

     During November 1998, the Company obtained a $6.0 million loan pursuant to a loan agreement with Founders Financial Group LP (formerly Forum Capital Markets, LLC) (Founders) and certain investors associated with Pecks Management Partners Ltd. (collectively, the Lender). The terms of the loan are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the loan is convertible, at the Lender's option, in whole or in part, into shares of common stock at a rate equal to $2.40 per share; (v) the loan agreement includes covenants to maintain minimum liquidity of $2.0 million and minimum tangible net worth of $6.0 million; and (vi) the loan may not be prepaid, in whole or in part, at any time prior to December 1, 2000. The Company is not in compliance with the minimum tangible net worth requirement, but it has a waiver of compliance with the minimum tangible net worth requirement at September 30, 2000, and the Lender has agreed not to require that the Company comply with that requirement for any periods commencing October 1, 2000 through December 31, 2000. The Company has classified the outstanding balance of $6.0 million at September 30, 2000 as a current liability in the accompanying consolidated balance sheet as it does not expect to remain in compliance with this financial covenant during 2000. For its role in arranging the loan agreement, Founders received $0.4 million, which Founders reinvested by purchasing 160,000 shares of common stock with 40,000 attached warrants with an exercise price of $3.00 per share. The Company has recorded the $0.4 million as a deferred financing cost, which will be amortized to interest expense over the term of the note. In addition, Founders received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, using the Black-Scholes option-pricing model. The Company has recorded this amount as a deferred financing cost, which will be amortized to interest expense over the term of the note.

(8)  8.0% CONVERTIBLE SUBORDINATED NOTES

     In March 2000, the Company completed its offering of the 8% Convertible Subordinated Notes (the 8% Convertible Notes). As of September 30, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Convertible Notes. Under the terms of the 8% Convertible Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Convertible Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock (the Conversion Ratio), subject to adjustment under certain circumstances, as defined. If the 8% Convertible Notes are prepaid before the maturity date, all noteholders are entitled to receive warrants to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio, with an exercise price of $0.60 per share of common stock.

     In connection with the 8% Convertible Notes, the Company must comply with certain covenants. These covenants include, without limitation, the requirement that the Company make all payments of interest when due and maintain consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At September 30, 2000, the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default (as defined) occurs, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%.

     In addition, in connection with the issuance of the 8% Convertible Notes, the Lender of the $6.0 Million Loan (see Note 7) received a warrant to purchase 2,750,000 shares of common stock at $.60 per share. The warrant was granted as consideration to the Lender for relinquishing to holders of the 8% Convertible Notes seniority upon liquidation of the Company. The Company computed the value of the warrant to be $547,328, using the Black-Scholes option-pricing model. The Company has recorded this amount as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Convertible Notes.

(9)  $2.0 MILLION LINE OF CREDIT

     On May 30, 2000, the Company entered into a Line of Credit Agreement pursuant to which the LOC Lenders agreed to provide the Company with the Line of Credit (see Note 1). The Line of Credit was intended to provide the Company with working capital pending the closing of the Asset Sale. On July 10, 2000 and August 10, 2000, the Company drew down approximately $0.5 million each of these dates under the Line of Credit, representing a total draw down of $1.0 million.

     On September 28, 2000, following the close of the transaction with a subsidiary of Avecia, the Company received a Notice of Repayment from the LOC Lenders and repaid approximately $0.8 million of principal and interest in cash and $0.2 million of principal and interest in equivalent shares of common stock at $1.08 per share (214,043 shares) in October 2000, pursuant to the terms of the original agreement. The Company has no additional borrowing capacity under this Line of Credit.

     The LOC Lenders, the holders of the 8% Convertible Notes (Note 8), and the Lender (Note 7) on July 10, 2000 entered into an amendment (the Amendment) to the Subordination and Intercreditor Agreement. In the Amendment all parties to the Subordination and Intercreditor Agreement agreed to release their lien on the portion of the collateral that includes assets to be conveyed in the Asset Sale. In return for this partial release, the Company undertook in the Amendment that upon consummation of the Asset Sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Convertible Notes and the Lenders. The amount of the pledge will be reduced as the Company's obligations are converted to equity or repaid. The Company is entitled to collect and keep interest income generated by the money market account. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the Asset Sale.

     In connection with the Line of Credit, the Company has agreed (a) to issue to the representatives of the LOC Lenders warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.08 per share and
     (b) to issue to the LOC Lenders, proportionate to their respective interests in the Line of Credit, warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.08 per share. The Company computed the value of the warrants to be $731,136, using the Black-Scholes option-pricing model. The Company has amortized this amount to interest expense over the term of the Line of Credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Hybridon is involved in the discovery and development of genetic medicines based on antisense technology. Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. All revenues received by Hybridon to date have been from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its manufacturing business, Hybridon Specialty Products ("HSP") prior to the disposal thereof in September 2000.

     Hybridon has incurred total losses of approximately $257.8 million through September 30, 2000. Hybridon expects that its research and development and general and administrative expenses will be significant in 2000 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs.

     Hybridon has completed the sale of its Hybridon Specialty Products business to Avecia Limited ("Avecia"), one of Europe's leading specialty chemicals companies, through its subsidiary, Boston Biosystems, Inc. Avecia acquired the oligonucleotide manufacturing business and certain related intellectual property of Hybridon Specialty Products business for US $15.0 million, of which $12.0 million, less $0.5 million for certain indemnity purposes, is payable at closing and $3.0 million is payable after one year, subject to offset rights under the contract (this sale, the "Asset Sale"). Avecia and Hybridon have also agreed that through 2002 Avecia will supply oligonucleotides for Hybridon and its associated operations. Hybridon will be required to purchase certain amounts of oligonucleotides from Avecia until approximately the end of 2001.

     On May 30, 2000, Hybridon entered into a Line of Credit Agreement pursuant to which certain lenders (the "LOC Lenders") agreed to provide Hybridon with an 8%, $2.0 million credit facility (the "Line of Credit" or "LOC"). The Line of Credit was intended to provide Hybridon with working capital any time prior to the earlier of September 30, 2000, and the date the Asset Sale was consummated. On July 10, 2000 and August 10, 2000, Hybridon drew down approximately $0.5 million on each of these dates under the Line of Credit, representing a total draw down of $1.0 million. On September 28, 2000 Hybridon paid back approximately $0.8 million and converted the remaining, approximately $0.2 million to common stock in October 2000. Hybridon has no additional borrowing capacity under this Line of Credit.

     Hybridon's existing cash resources are expected to be sufficient to operate into the third quarter of 2001, at which time it expects to collect the second installment of the proceeds from the Asset Sale in the amount of $3.0 million, which should enable it to sustain its operations through the year 2001. Hybridon will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

     As of November 3, 2000, Hybridon had 14 full-time employees.

     The financial statements of Hybridon have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the periods ended September 30, 2000 and 1999, and December 31, 1999.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Hybridon had total revenues of $0.1 million and $0.3 million for the three months ended September 30, 2000 and 1999, respectively, and had total revenues of $0.2 million and $0.9 million for the nine months ended September 30, 2000 and 1999, respectively.

     Receipt of service revenues from MethylGene, Inc. and OriGenix Technologies, Inc., entities in which Hybridon has an equity interest, were $25,000 and $0.1 million for the three months ended September 30, 2000 and 1999, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease represents a decrease in support services provided to these entities by Hybridon.

     Revenues from research and development collaborations were zero and $0.2 million for the three months ended September 30, 2000 and 1999, respectively, and zero and $0.5 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease is primarily due to the termination by Searle of its collaboration agreement with Hybridon.

     Hybridon's research and development expenses were $0.8 million and $2.1 million for the three months ended September 30, 2000 and 1999, respectively, and $2.8 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease reflects Hybridon's lower levels of cash available for expenditures in 2000. Research and development salaries and related costs remained at approximately the same level in 2000 as 1999. Hybridon's patent expenses remained at approximately the same level in 2000 as 1999.

     Hybridon's general and administrative expenses were $0.6 and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, and $2.3 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the nine-month period reflects Hybridon's lower levels of cash available for expenditures in 2000. General and administrative expenses related to business development and public relations remained at approximately the same level in 2000 as 1999, as did legal and accounting expenses.

     Hybridon's interest expense was $1.0 million and $0.2 million for the three months ended September 30, 2000 and 1999, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is attributable to the issuance of the 8% convertible subordinated notes in December 1999 and the draw down on the Line of Credit.

     As a result of the above factors, Hybridon incurred net losses from continuing operations of $2.2 million and $2.9 million for the three months ended September 30, 2000 and 1999, respectively, and $6.8 million and $7.0 million for the nine months ended September 30, 2000 and 1999, respectively. Hybridon incurred net income from discontinued operations of $5.9 million and $0.1 million for the three months ended September 30, 2000 and 1999, respectively, and net income of $5.3 million and a net loss of $1.3 million for the nine months ended September 30, 2000 and 1999, respectively. Hybridon recorded preferred stock dividends on the Series A convertible preferred stock of $1.0 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2000 and 1999, respectively, resulting in a net gain applicable to common stockholders of $2.6 million and a net loss of $3.8 million for the three months ended September 30, 2000 and 1999, respectively, and a net loss of $4.6 million and $11.5 million for the nine months ended September 30, 2000 and 1999, respectively.

     The net income from discontinued operations, as presented on the consolidated statement of operations for the three and nine months ended September 30, 2000, include the gain on sale as calculated above of $6.1 million as well as the operating loss from discontinued operations for the three and nine months ended September 30, 2000, totaling $0.2 million and $0.6 million, respectively. For all other periods presented, the net income/(loss) relates solely to the operating results of the Hybridon Specialty Products business.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, Hybridon utilized approximately $5.8 million to fund continuing operating activities and did not incur any capital expenditures. For the same period, net cash provided by discontinued operations was $0.2 million. The primary use of cash for operating activities was to fund Hybridon's loss, before the gain from discontinued operations, of $6.8 million. Hybridon expects to purchase a minimal amount of capital equipment in 2000 as part of its effort to conserve cash resources.

     Hybridon had cash and cash equivalents of $10.2 million at September 30, 2000, of which $5.0 million is classified as restricted cash. This restricted cash is pledged the same as collateral, to secure Hybridon's obligation to the holders of the 8% Convertible Notes and the Lenders. The amount of the pledge will be reduced as Hybridon's obligations are converted to equity or repaid. On November 3, 2000, Hybridon's obligations included $1.3 million principal amount of 9% notes, a $6.0 million loan from Founders Financial Group LP (formerly Forum Capital Markets, LLC) (Founders) and others (collectively, the "Lender"), approximately $8.0 million in 8% convertible notes and accrued interest as described below, the Line of Credit has been repaid or converted to equity as described below, and approximately $0.6 million of accounts payable. The loan agreement covering the $6.0 million loan from Founders and others contains certain financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. The Lender has granted Hybridon a waiver of compliance with the minimum tangible net worth requirement at September 30, 2000, and has agreed not to require that Hybridon comply with that requirement for any periods commencing October 1, 2000 through December 31, 2000.

     Hybridon received approximately $11.5 million of the $15.0 million from the sale of its Hybridon Specialty Products business to Avecia. In October 2000, Hybridon received approximately $0.2 million. Also, $0.3 million is currently subject to negotiation. The remaining $3.0 million is payable after one year, subject to offset rights under the contract, including Hybridon 's performance under a supply agreement that requires it to buy certain amounts of oligonucleotides.

     On May 30, 2000, Hybridon entered into a Line of Credit Agreement pursuant to which the LOC Lenders agreed to provide Hybridon with an 8%, $2.0 million Line of Credit. The Line of Credit was intended to provide Hybridon with working capital any time prior to the earlier of September 30, 2000, and the date the Asset Sale was consummated. On July 10, 2000 and August 10, 2000, Hybridon drew down approximately $0.5 million each under the Line of Credit representing a total draw down of $1.0 million. On September 28, 2000, following the close of the transaction with Avecia, Hybridon received a Notice of Repayment from the LOC Lenders and repaid approximately $0.8 million of principal and interest in cash. In October 2000, Hybridon converted $0.2 million of principal and interest into equivalent shares of common stock at $1.08 per share (214,043 shares), pursuant to the terms of the original agreement. Hybridon has no additional borrowing capacity under this Line of Credit.

     The LOC Lenders have joined with the holders of Hybridon's 8% Convertible Notes issued in 1999 and the Lender in a July 10, 2000 amendment (the "Amendment") to the Subordination and Intercreditor Agreement.

     In the Amendment all parties to the Subordination and Intercreditor Agreement agree to release their lien on the portion of the collateral that includes assets to be conveyed in the Asset Sale. In return for this partial release, Hybridon set aside, from the proceeds of the Asset Sale, the sum of $5.0 million which it classifies as restricted cash on its balance sheet and pledged the same as collateral to secure its obligation to the 8% Convertible Noteholders and the Lender. The amount of the pledge will be reduced as the debt is converted to equity or repaid. Hybridon can collect and keep the interest on this $5.0 million. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the assets of Hybridon remaining after the Asset Sale.

     In connection with the Line of Credit, Hybridon has (a) issued to the representatives of the LOC Lenders warrants to purchase up to 500,000 shares of Hybridon's common stock at an exercise price of $1.08 per share and (b) issued to the LOC Lenders, proportionate to their respective interests in the Letter of Credit, warrants to purchase 1,000,000 shares of Hybridon's common stock at an exercise price of $1.08 per share.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, sales by HSP, and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

THE ASSET SALE

     The purchase price in the Asset Sale was payable in two parts: $12.0 million at closing (of which the Purchaser has retained $273,856 and is in negotiations with Hybridon over that amount, and $3.0 million, payable one year from the date of closing. Receipt of the additional $3.0 million payment one year from the date of closing is subject to additional conditions, notably Hybridon's purchase of certain quantities of product from Boston Biosystems under a supply agreement, and is also subject to offset rights granted to Boston Biosystems.

     Hybridon expects that the first installment of the proceeds from the Asset Sale, in the amount of approximately $12 million, should enable it to operate into the third quarter of 2001, at which time it expects to collect the second installment of the proceeds from the Asset Sale in the amount of $3.0 million, which should enable it to sustain its operations through the year 2001, assuming that Avecia claims no offset pursuant to offset rights granted it. Even though Hybridon expects to have sufficient cash to fund its operations through 2001, it will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

     Hybridon's future capital requirements will depend on many factors, including the following:

     -    the amount received under the contingent Asset Sale consideration

     -    continued scientific progress in its research

     -    whether or not its drug discovery and development programs succeed

     -    progress with preclinical and clinical trials

     -    the time and costs involved in obtaining regulatory approvals

     -    the costs involved in filing, prosecuting and enforcing patent claims

     -    competing technological and market developments

     - establishing and maintaining collaborative academic and commercial research, development and marketing relationships

     - the costs of manufacturing scale-up and commercialization activities and arrangements


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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Hybridon, Inc. held a special meeting of its Common and Series A Preferred stockholders on September 12, 2000, to consider and vote on proposals to approve Hybridon's sale of its Hybridon Specialty Products (HSP) business and to amend its Certificate of Incorporation to acknowledge that this transaction would not constitute a liquidation event for the benefit of Series A Preferred stockholders.

     Hybridon believed that under Delaware law a vote was not required but agreed to a vote because the purchaser required one as a condition to consummating the transaction.

     Proposal to approve the sale of Hybridon's Specialty Products Business...

                                   FOR            AGAINST          ABSTAIN

     Common                     12,859,329         31,766           7,643

     Preferred                     557,998              0           3,690



     Proposal to approve the amendment to Hybridon's Certificate of Incorporation to acknowledge that the sale of the Hybridon Specialty Products business will not constitute a liquidation event for the benefit of the Series A or other Preferred stockholders...

                                   FOR            AGAINST          ABSTAIN

     Common                     12,864,284         23,031          11,423

     Preferred                     557,998              0           3,690



     The purchaser had the right to terminate the Sale Agreement and decline to consummate the transaction if the sale was not approved by 75% of the outstanding Common and Series A Preferred Stock, voting separately. The purchaser also had the right to terminate the Sale Agreement and decline to consummate the transaction if 75% of the Series A Preferred Stock did not approve the amendment to the Certificate of Incorporation. Hybridon obtained the affirmative vote of the common stockholders representing 72.29% of the common stock outstanding, however the purchaser elected to waive its termination rights in connection with the common stock vote and the sale of the Hybridon Specialty Products business was completed.

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule (EDGAR) (filed herewith)

     (b)  Reports on Form 8-K

          On September 18, 2000, Hybridon filed a Current Report on Form 8-K, reporting that at a Special Meeting of Shareholders of Hybridon, Inc., the common and Series A preferred shareholders, voting separately, approved the following proposals presented to them:

          1)   The sale of Hybridon's Hybridon Specialty Products business; and

          2) The amendment to the Hybridon's Certificate of Incorporation to acknowledge that the sale will not constitute a liquidation event for Preferred Stockholders.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HYBRIDON, INC.



                                    /s/ Sudhir Agrawal
                                    -----------------------------------
Date:  November 14, 2000            Sudhir Agrawal, D. Phil.
                                    President and Acting Chief Executive Officer



                                    /s/ Robert G. Andersen
                                    -----------------------------------
Date:  November 14, 2000            Robert G. Andersen
                                    Chief Financial Officer and Vice President
                                    of Operations and Planning