Form 10-K
period 2000-12-31
HYBRIDON INC
filed 2001-04-13
CIK 861838

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

          FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27352

                                 HYBRIDON, INC.
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                   DELAWARE                                      04-3072298
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              345 VASSAR STREET                                    02139
           CAMBRIDGE, MASSACHUSETTS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (617) 679-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $8.8 million as of March 26, 2001.

    For purposes of determining this number, 2,546,663 shares of common stock held by affiliates are excluded.

    As of March 26, 2001, the registrant had 18,693,259 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement
with respect to the Annual Meeting of Stockholders
to be held on June 28, 2001.................................    Items 10, 11, 12 and 13 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HYBRIDON, INC.

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   15
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   27

                                 PART III.
Item 10.  Directors and Executive Officers of Hybridon................   28
Item 11.  Compensation of Executive Officers..........................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   28
Item 13.  Certain Relationships and Related Transactions..............   28

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   28

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

                                    PART I.

ITEM 1. BUSINESS

HYBRIDON

     Hybridon, established in 1989, utilizes chemically-modified synthetic DNA for medical applications, including the discovery and development of genetically based drugs, which treat diseases by acting on a particular gene. The genetic drugs being developed by Hybridon are based on "antisense" technology, in that they use synthetic DNA material, also called oligonucleotides, with the aim of inhibiting or reducing the body's production of proteins that directly or indirectly cause or support a given disease. Hybridon has also developed a portfolio of chemically modified DNA compounds designed to stimulate responses of the immune system. Chemically-modified DNA is also being developed for use in the laboratory to determine the function of proteins produced by genes whose function has not yet been established.

     Hybridon has developed and owns certain medicinal chemistry innovations useful in the design of new synthetic DNA compounds. Hybridon also has rights to technology allowing the chemical modification of synthetic DNA.

     Hybridon manufactured and sold synthetic DNA compounds on a large scale until September 21, 2000 when it sold its Hybridon Specialty Products or "HSP" business and assets in order to focus on its drug research and development activities and to provide working capital to fund these activities. For additional information about the HSP transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

RECENT DEVELOPMENTS

     On March 30, 2001, Hybridon signed a binding agreement with unrelated institutional investors providing for the sale of 60% of Hybridon's holdings of shares of Class A and Class B stock of MethylGene, Inc. The agreement covers a total of 2,350,000 such shares and provides a purchase price of Canadian $2.85 (approximately $1.81 US Dollars as of March 30, 2001) per share or approximately US $4.3 million in the aggregate. Closing of the transaction is subject to the satisfaction of various conditions, including waivers by MethylGene's shareholders of rights of first refusal which have now been executed by MethylGene's shareholders and received by the Company. Hybridon has given an option, exercisable at any time prior to April 30, 2001, to MethylGene and its shareholders to purchase the balance of Hybridon's holdings of MethylGene stock at Canadian $2.85 per share. If all of these shares were purchased, Hybridon would receive an additional sum of US $2.9 million.

     Hybridon's holdings of MethylGene shares were subject to the security interest of the holders of its 8% Convertible notes due 2002 and its $6.0 million notes due 2003. The following is a discussion of arrangements which Hybridon made with these noteholders to procure a release of their security interest.

     On March 5, 2001, Hybridon made an offer to the holders of its 8% Convertible notes due 2002 to exchange their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) for each $100 in principal amount of notes tendered. At the offer's expiration date of March 30, 2001, holders of $6.9 million out of a total of $7.5 million in principal amount of notes outstanding accepted the exchange offer which was then concluded. Shares of the Series B Convertible Preferred Stock have a face value of $100 per share and are senior in right of payment with respect to liquidation, distributions and dividends to Hybridon's Series A Convertible Preferred Stock and common stock. Such shares will accrue dividends at the rate of 8% per annum which are payable in kind or in cash at Hybridon's option. Shares of Series B Convertible Preferred Stock are convertible into shares of common stock at an initial rate of one share of Series B Convertible Preferred Stock for 200 shares of common stock. If all shares of Series B Convertible Preferred Stock issued to the holders of 8% notes were converted to common stock at this time, Hybridon would be required to issue 15,209,200 shares of its common stock.

     For interest calculation purposes, 8% notes submitted for exchange were deemed exchanged as of March 5, 2001. Under the offer, all accrued but unpaid interest on the exchanged notes will be paid through March 5, 2001 by issuing additional notes in an aggregate principal amount equal to the amount of accrued but unpaid interest. These additional notes were tendered for exchange by the noteholders participating in the offer. Any tender of notes involving denominations of less than $100 in principal amount were exchanged for cash equal to such principal amount. Dividends on shares of Series B Convertible Preferred Stock will begin accruing on March 6, 2001.

     As a result of the exchange offer, Hybridon has become entitled to the unrestricted use of $5.0 million, which were proceeds from the sale of its HSP business. These proceeds had been pledged to secure Hybridon's obligations under the 8% notes and the $6.0 million notes.

     On March 28, 2001, Hybridon entered into an agreement with the holders of its $6.0 million notes whereby it would pay, out of the proceeds of the sale of its MethylGene shares, $1.8 million to the holders in partial satisfaction of the notes. In addition, it agreed that it would deposit up to another $1.2 million in a money market account for the purpose of securing payment of the balance of the outstanding notes and the sum of $811,000 to secure the payment of the balance remaining on notes held by a particular lender group. This arrangement was made to encourage the holders of these notes to release their security interest in the MethylGene shares. If more than 60% of its holdings of MethylGene shares are sold, Hybridon will pay off additional notes up to a total of $3,000,000 and the $1,200,000 of money market funds securing the notes would decrease proportionately.

TECHNOLOGY OVERVIEW

  Introduction

     The heart, brain, liver and other organs in the human body function together to support life. Each microscopic cell within these organs produces proteins that affect how that cell functions within its organ, and ultimately how efficiently each organ functions within the body. Most human diseases are caused by abnormal production or performance of proteins within individual cells. In some instances, cell proteins act directly to cause or support a disease. In other instances, cell proteins interfere with other proteins that prevent or combat disease. Traditional drugs are designed to interact with protein molecules that cause or support diseases. Antisense drugs are designed to work at an earlier stage to stop the production of disease-causing or disease-supporting proteins.

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

     The full complement of human genes, known as the human "genome," contains the information required to produce all human proteins. A copy of the complete human genome is present in each cell, and each cell makes proteins based on its copy of the genome. Cells make proteins in a two-stage process. First, the cell creates a molecule of messenger RNA consisting of a string of nucleotides in a sequence that is the exact mirror image or complementary to the sequence of the coding strand of DNA. This is called the "sense" sequence. A sequence that is complementary to the sense sequence is called the "antisense" sequence. Then, the cell then produces proteins based on the information contained in the messenger RNA. The number of copies of messenger RNA the cell produces will affect how many copies of a given protein it produces.

     A normal cell produces a given set of normal proteins in the right amount for the body to function properly. A diseased cell produces inappropriate or mutant proteins, or produces the wrong amount of normal proteins. A cell produces mutant proteins when its DNA changes, either through mutation, as in many types of cancer cells, or by infection with a virus.

  Conventional Drugs

     Most drugs are chemicals that stimulate or suppress the function of a particular molecule, usually a protein, with tolerable side effects. Most drug side effects arise when a drug interacts with proteins in addition to the target protein. Generally, the fewer other proteins a drug interacts with, the fewer the side effects.

     Conventional drugs generally aim to bind only two or three points of the target molecule. Frequently, however, sites on other non-target molecules resemble the target-binding site enough to permit the conventional drug to bind to some degree to those non-target molecules. This lack of selectivity can result in unwanted side effects, potentially leading to decreased effectiveness.

     Another characteristic of conventional drugs is that developing them is a time-consuming and expensive process. For every compound that is found to be effective and have tolerable side effects, thousands may be investigated and rejected.

  Antisense Drugs

     A synthetic DNA with a sequence exactly complementary to that of the messenger RNA of a specific gene can bind to and inhibit the expression of the messenger RNA, thereby decreasing or eliminating the production of disease-causing or disease-supporting proteins. Antisense technology involves the design and synthesis of such synthetic DNA. Hybridon believes that drugs based on antisense technology may be more effective, cause fewer side effects, and have a greater range of applications than conventional drugs because antisense drugs are designed to intervene in a highly specific fashion in the production of proteins, rather than after the proteins are made.

     Advances in mapping the human genome, including work conducted by academic institutions, biotechnology companies and pharmaceutical companies, have allowed many targets for antisense drugs to be identified. Once a gene associated with a disease-associated protein is identified, a synthetic DNA with an antisense mechanism can be designed, and the pharmaceutical effects of that synthetic DNA can be improved by chemical modification. Chemically-modified synthetic DNA can be composed of DNA, RNA, or a combination of the two.

     Because the nucleotide sequence of a chemically-modified antisense synthetic DNA is complementary to its target sequence on the messenger RNA of a given gene, the antisense synthetic DNA forms a large number of bonds at the target site, typically between 40 and 60. This allows it to form a strong bond with the messenger RNA. A few identical messenger RNA molecules can cause the cell to produce many copies of a protein; similarly, a few identical molecules of chemically-modified antisense synthetic DNA can inhibit this process. This is due in part to an enzyme called RNase H that can destroy messenger RNA bound to synthetic DNA without destroying the synthetic DNA itself, thus freeing the synthetic DNA to bind with, and cause the destruction of, other messenger RNA molecules. This process is generally known as catalytic activity. All of Hybridon's drugs are designed to take advantage of this catalytic activity so that a relatively small number of antisense molecules can effectively inhibit production of disease-associated proteins.

HYBRIDON ANTISENSE TECHNOLOGY

     Hybridon's antisense chemistry builds on the pioneering work in the antisense field begun in the 1970s by Dr. Paul C. Zamecnik, a founder, consultant, director and shareholder of Hybridon. Development of Hybridon's antisense chemistry has been directed by Dr. Sudhir Agrawal, Hybridon's Chief Scientific Officer, director, shareholder and now also President and Acting Chief Executive Officer. It has been based on Hybridon's "advanced chemistries," namely, its ability to alter the chemical makeup of the synthetic DNA backbone in a manner that makes synthetic DNA safer and more stable without adversely affecting its ability to promote the destruction of messenger RNA.

     Medicinal Chemistries. Hybridon's first antisense drug, GEM(R)91, targeted the messenger RNA that codes for an essential protein in Type 1 Human Immunodeficiency Virus, or "HIV-1." GEM(R)91 was based on first-generation chemistry, which altered the naturally-occurring, or native, form of DNA by replacing certain oxygen atoms in the backbone with sulfur atoms. GEM(R)91 was more stable than native DNA, but was still able to trigger the action of Rnase H, leading to catalytic activity. However, there were side effects caused by the administration of this modified DNA into the body. In particular, in the last clinical trial of GEM(R)91 treatment of three of the nine patients with advanced HIV disease was interrupted due to unacceptable decreases in platelet counts. As a result, Hybridon discontinued the GEM(R)91 program. Hybridon has, however, used the information gained from the human clinical trials of GEM(R)91 to design its second generation chemically-modified synthetic DNA chemistries.

     On November 9, 2000, Hybridon announced the issuance of a U.S. patent that broadly claims second generation antisense compounds.

     Hybridon has designed and made families of advanced synthetic DNA chemistries, including DNA/ RNA combinations, also called hybrid or mixed backbone chemistries. Hybridon believes that antisense compounds based on these advanced chemistries will show favorable pharmaceutical characteristics and significantly improve therapeutic value compared to earlier antisense drug candidates. These compounds are likely to have the following desirable characteristics:

     - fewer side effects

     - greater stability in the body, thereby permitting a patient to take doses less frequently

     - greater potency, thereby permitting a patient to take lower doses

     - potential for multiple routes of administration, including by injection, orally, or topically.

     Hybridon is actively exploring opportunities for licensing portions of its antisense technology platform towards the goal of generating substantial revenue from its antisense patent estate.

     Drug Potentiation Technology. Hybridon has discovered that at times synthetic DNA is able to enhance the activity of irinotecan, a marketed anti-cancer drug, when the two are used together in animal models of cancer. The observed increase in activity is not solely due to an antisense mechanism. This discovery is being further studied to determine the mechanism of the effect and to possibly prepare for human clinical trials.

     Functional Genomic Technology. With the advent of the human genome project, researchers have identified thousands of genes whose functions have not yet been established. A reliable, fast and economic way to study the function of any gene is through the use of synthetic DNA designed to target a specific messenger RNA. In order to reduce the possibility that a drug will be responsible for undesirable side effects, it is important to understand the role of each gene in normal and disease conditions before designing drugs for that specific target.

     Hybridon has an established program in functional genomics in which synthetic DNA can be used for the study of the function of any newly discovered gene. Hybridon's synthetic DNA, designed as antisense molecules, are especially useful in these studies because of their enhanced ability to interact with very specific targets. In the design of synthetic DNA for functional genomics studies, Hybridon draws on its extensive experience in the antisense field to increase specific targeting and reduce non- antisense effects of the synthetic DNA employed in the functional genomics program. Hybridon's synthetic DNA chemistry program has also identified a novel antisense structure identified as a "cyclicon" that will further simplify the application of antisense to identify gene function. These modified DNA-like compounds present certain advantages over other available compounds for DNA chip or PCR-based gene expression techniques. Hybridon is actively seeking opportunities to license this technology to companies, which have identified specific genes and which are employing these genomics techniques for drug discovery and development.

     Regulatory Know-How. Hybridon drug development personnel have extensive experience in working with the Food and Drug Administration and other drug regulatory agencies in an efficient and cost-effective manner. Hybridon has assisted its spin-off companies in preparing essential components of their submissions to the FDA.

SYNTHETIC DNA TECHNOLOGY FOR STIMULATING THE IMMUNE SYSTEM

     Naturally occurring and synthetic DNA compounds containing certain sequences and arrangements of the building blocks that make up the DNA have been found to mobilize the body's immune response system. The most widely studied of these sequences involve the presence in the DNA of the base cytosine followed by the base guanosine, a sequence also known as a CpG-motif. The stimulation of the immune system by synthetic DNA can potentially be used in a beneficial manner to stimulate the immune defenses where they are deficient or as a cofactor to boost the responses to other agents. The latter use is illustrated by independently published reports which have shown that DNA compounds have therapeutic potential to enhance immunity following vaccines and as treatments for cancer, infectious and allergic diseases.

     Hybridon has engaged in a systematic effort to make chemical modifications to synthetic DNA that contains CpG and related sequences. This has resulted in the creation of a portfolio of synthetic DNA and similar compounds that have immune stimulatory properties. Introducing modifications at specific locations in the DNA building blocks and their linkages causes substantial stimulation to the body's immune system. These discoveries have been used to synthesize proprietary chemically modified synthetic DNA that can be used alone or in association with other agents, including vaccines, to enhance the responsiveness of the immune system.

     Hybridon has entered into materials transfer agreements with several companies whereby Hybridon supplies modified synthetic DNA to these companies which will evaluate their potential for stimulating the immune system.

DRUG DEVELOPMENT AND DISCOVERY

  Drug Development and Approval Process

     The process of taking a compound from the laboratory to human patients generally takes 10 to 15 years. This process is extremely expensive and is rigorously regulated by governmental agencies, including, in the U.S., the Food and Drug Administration, or the "FDA." Each drug must undergo a series of trials, both preclinical and clinical, before the FDA will consider approving it for commercial sale. The FDA or any company conducting drug trials can discontinue those trials at any time if it feels that patients are being exposed to an unacceptable health risk or if there is not enough evidence that the drug is effective. The FDA may also require a company to provide additional information or conduct additional tests before it will permit a drug to proceed from one phase of trials to the next.

     The phases of preclinical and clinical trials are described below:

     - Preclinical Studies. Preclinical trials involve the testing of a given compound in animals to provide data on the activity and safety of the compound before the compound is administered to humans.

     - Investigational New Drug Application. If the data from research and preclinical trials are promising, Hybridon may file an Investigational New Drug Application, or "IND," with the FDA. The IND contains the results of the preclinical trials and the protocol for the first clinical trial. The IND becomes active in 30 days unless the FDA disapproves it or requires additional information. Once the IND becomes active, Hybridon can begin clinical trials in the U.S.

     - Phase I Clinical Trials. In Phase I trials, the drug is given to a small group of healthy individuals or patients with the disease. These trials are designed to produce data on the drug's safety, the maximum safe dose, and how the drug is absorbed, distributed, metabolized and excreted over time. In some cases, Phase I trials can give an early indication of a drug's effectiveness. A limited Phase I trial is sometimes called a Pilot Phase I trial.

     - Phase I/II Clinical Trials. In Phase I/II trials, the drug is given to patients with the diseases to evaluate safety and to get an early indication of a drug's effectiveness. This type of trial is commonly used in the evaluation of oncology drugs.

     - Phase II Clinical Trials. In Phase II trials, the drug is given to a larger group of patients with the disease for purposes of evaluating the drug's effectiveness and side effects at varying doses and schedules of administration and thereby determining the optimal dose and schedule for the larger Phase III trials that follow.

     - Phase III Clinical Trials. These trials generally have a large number of patients. The primary purpose of a Phase III trial is to confirm the drug's effectiveness and produce additional information on side effects.

     - New Drug Application. Once Phase III trials are complete, Hybridon will file a New Drug Application, or "NDA," with the FDA. The NDA contains all of the information gathered from the Phase I, I/II, II and III trials. Based on the FDA's review of the NDA, the FDA may approve the drug for commercial sale. The FDA may deny an NDA if the applicable regulatory requirements are not met. The FDA may also require additional tests before approving an NDA. Even after approval by the FDA, Hybridon must file additional reports about the drug with the FDA from time to time. The FDA may withdraw product approvals if a company fails to comply with ongoing regulatory standards or if problems occur after a company starts marketing a drug.

     - Accelerated Approval. The FDA is authorized to grant accelerated review to NDAs for drugs that are intended to treat persons with debilitating and life-threatening illnesses, especially if no satisfactory alternatives are available. The more severe the disease, the more likely it is that the drug will qualify for accelerated review. If a new drug is approved after accelerated review, the FDA may require Hybridon to conduct specific post-marketing studies regarding the drug's safety, benefits and optimal use.

     The regulatory process in other countries is generally similar to the U.S. regulatory process.

  Drug Development and Discovery Programs

     Hybridon is focusing its drug development and discovery efforts on developing synthetic DNA compounds with the potential to enhance immune responses, as well as antisense compounds for the treatment of diseases in three major therapeutic areas: cancer, viral infections and diseases of the eye. For example, in the treatment of cancer, compared to conventional anti-cancer drugs, antisense may provide more specific therapy and more rapid development of drugs targeting newly-discovered cancer-related proteins. It may also provide fewer toxic side effects, thereby allowing repeat and long-term therapy, either alone or in combination with other cancer therapies, such as radiation or chemotherapy. When used in combination therapy, it may provide therapeutic effects that complement the benefits of conventional drugs. Synthetic DNA-based compounds have been identified and studied in humans for their potential to treat viral infections (e.g., Human Immunodeficiency Virus, human cytomegalovirus). Other compounds, still in preclinical development, have been identified for hepatitis C. Diseases of the eye for which DNA-based therapies are in the research stage include conditions where new blood vessel formation is involved (e.g., macular degeneration, diabetic retinopathy).

CLINICAL PROGRAMS

     Hybridon has conducted clinical trials with antisense drugs targeting cancer and HIV-1 AIDS. Hybridon is seeking partners for each of its compounds in clinical development.

  Cancer

     Unlike normal human cells, cancer cells grow in an uncontrolled and harmful manner. The protein molecule protein kinase A, or "PKA," has been implicated in the formation and growth of various solid tumors, including colon, ovarian, breast, and lung tumors. There are two kinds of PKA. It is normal to find type I in developing fetuses, but abnormal to find it in adults. By contrast, PKA type II is found in, and is necessary to the health of, normal adults. Certain cancer cells produce PKA type I in adults. Hybridon is developing a cancer drug, GEM(R)231, that is designed to reduce the production of the harmful PKA type I without interfering with the production of the beneficial PKA type II. Most current drug candidates based on conventional mechanisms have unacceptable side effects.

     Hybridon has conducted a Phase I clinical trial to evaluate the safety of GEM(R)231 at multiple doses, and has found that patients tolerate it well. This trial explored the maximum tolerated dose of GEM(R)231 for both single doses and multiple doses, and even high doses of GEM(R)231 did not show the side effects normally seen with current cancer treatments.

     Hybridon is currently conducting additional Phase I/II studies with GEM(R)231 in patients with solid tumors that had not been cured by prior therapy. Hybridon has also begun Phase I/II trials treating patients with solid tumors with GEM(R)231 in combination with the anti-cancer therapies Taxol(R) and Taxotere(R).

  HIV-1 and AIDS

     Acquired Immune Deficiency Syndrome, "AIDS," is caused by infection with the HIV-1 virus and leads to severe, life-threatening impairment of the immune system. AIDS therapy using a combination of drugs has resulted in decreased rates of death and improvement in the quality of life for patients who are HIV-positive or have AIDS. There are, however, reports that this therapy may be failing to give sustained clinical benefit. Hybridon believes this underscores the need for new AIDS therapies.

     Hybridon has completed a Pilot Phase I clinical study in Europe of GEM(R)92, Hybridon's advanced chemistry compound for the treatment of HIV-1 infection and AIDS. This study was designed to explore the safety of GEM(R)92 by injection and to provide information on its absorption after oral dosing and injection. The patients tolerated well all doses that they were given in the pilot study. Further, GEM(R)92 was detected in the blood after both oral dosing and injection, suggesting that it may be possible to develop GEM(R)92 as an oral drug. Hybridon believes this was the first study of the oral administration of an antisense molecule to humans. In laboratory studies, beneficial effects were observed when GEM(R)92 was used in combination with several marketed AIDS drugs. Importantly, both its medicinal approach and genetic target are unique, in that no antisense drug has been approved for the treatment of AIDS, and no other drug has the same target on the HIV-1 genome.

PRECLINICAL PROGRAMS

     Hybridon has conducted preclinical studies and is seeking partners in the following areas:

               TARGET                       PRIMARY THERAPEUTIC(S)
               ------                       ----------------------
MDM2 -- a protein involved in
  programmed cell death..............  Cancer
VEGF (Vascular Endothelial Growth
  Factor) -- a protein that can cause
  abnormal formation of new blood
  vessels............................  Cancer
                                       Diseases of the eyes -- e.g.
                                       macular degeneration and diabetic
                                       retinopathy
Hepatitis C Virus....................  Hepatitis C -- can lead to liver cancer

HYBRIDON SPINOUTS

     Hybridon has used multiple strategies to fund applications of its antisense technology that it cannot develop without external funding. Hybridon has used one such strategy: the establishment of spinout companies, to form MethylGene and OriGenix Technologies Inc. for the continued development of certain product candidates.

  MethylGene, Inc.

     In 1996, Hybridon and three Canadian institutional investors formed MethylGene. Hybridon owns 3,902,941 shares or approximately 22% of MethylGene. Hybridon has granted exclusive worldwide licenses and sublicenses to MethylGene to develop and market the following:

     - antisense compounds for the treatment of any disease which act by inhibiting the production of DNA methyltransferase

     - other methods of inhibiting DNA methyltransferase

     - antisense compounds to inhibit up to two additional molecular targets

     Current research by MethylGene has shown that DNA methyltransferase, a protein, is overproduced in some tumors, such as non-small-cell lung cancer, colon cancer, and breast cancer tumors. Research on MethylGene's first target, the DNA Methyltransferase enzyme, has yielded a unique anti-cancer drug presently in Phase I trials. MethylGene is researching several other targets for cancer as well as for infectious diseases.

     See Item 1. Business -- Recent Developments for a description of an agreement whereby Hybridon has agreed to sell 60% of its holdings of MethylGene and offered an option to purchase the balance.

  OriGenix Technologies Inc.

     In January 1999, Hybridon and three Canadian institutional investors formed OriGenix to develop and market drugs for the treatment of infectious diseases, with an initial focus on viral diseases. Hybridon owns approximately 28% of OriGenix.

     Hybridon has granted to OriGenix exclusive worldwide licenses and sublicenses to antisense technology developed by Hybridon for the treatment of human papillomavirus, or "HPV," and hepatitis B virus infections. HPV infection can cause a variety of warts, including benign genital warts. HPV infection can also lead to cervical cancer. Hepatitis B infections can lead to liver cirrhosis and cancer of the liver. OriGenix may in the future negotiate with Hybridon for licenses or sublicenses relating to additional targets.

     OriGenix's first family of compounds targets HPV. The most advanced compound under development, ORI-1001, is a potent antiviral agent against HPV types 6 and 11 that are associated with genital warts. ORI-1001 recently has been formulated for topical delivery. An Investigational New Drug (IND) application is expected to be filed for this compound in 2001.

     On September 21, 2000, Hybridon sold its HSP business. Prior to such sale, Hybridon had the exclusive right to manufacture and supply OriGenix and MethylGene with its synthetic DNA supply needs. In connection with the HSP sale, Avecia Biotechnology now supplies OriGenix and MethylGene with synthetic DNA. In addition, Hybridon permitted OriGenix and MethylGene through a worldwide, royalty free, paid-up license to manufacture its own compounds and amended the current license agreement between the parties accordingly. Hybridon receives a credit for orders placed by OriGenix and MethylGene with Avecia Biotechnology for its supply needs that count against Hybridon's minimum purchase requirement with Avecia Biotechnology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

CORPORATE COLLABORATION

     An important part of Hybridon's business strategy is to enter into research and development collaborations, licensing agreements, or other strategic alliances, primarily with biotechnology and pharmaceutical corporations, to develop drug products. Subject to sufficient funds being available, Hybridon intends to proceed with Phase II clinical trials of its cancer drug GEM(R)231. For drugs other than GEM(R)231, Hybridon does not anticipate proceeding with any of its other clinical programs beyond their current stages of development without having a collaborative arrangement with a corporate partner.

  G.D. Searle & Co.

     From January 1996 to March 2000 Hybridon and Searle engaged in a research and development collaboration for the development of synthetic DNA antisense compounds. Most recently, Searle and Hybridon were investigating antisense inhibitors of MDM2, a protein involved in programmed cell death, or apoptosis. It is believed that MDM2 may play an important role in many types of cancer.

     Through January 2000, Searle made annual research payments to Hybridon of $600,000. In March 2000, however, Searle elected not to extend this research and development collaboration. Hybridon is seeking a new development partner for this program.

     Consistent with its January 1996 agreement with Hybridon, Searle was required to return to Hybridon all licenses granted to Searle, including the recently issued U.S. patent 6,013,786, which covers specific synthetic DNA antisense inhibitors of human MDM2. Hybridon has the right to use any of Searle's patent rights relating to the work performed under the collaboration, including all synthetic DNA antisense rights relating to MDM2.

     Hybridon will pay Searle a royalty if it successfully commercializes any antisense compounds discovered as a result of their collaboration.

     Pursuant to their collaboration, Searle also purchased 200,000 shares of common stock in Hybridon's 1996 initial public offering.

ACADEMIC AND RESEARCH COLLABORATIONS

     Hybridon has entered into a number of collaborative research relationships with independent researchers and leading academic and research institutions and U.S. government agencies, including the National Institutes of Health, or "NIH." Such research relationships allow Hybridon to augment its internal research capabilities and obtain access to specialized knowledge or expertise.

     In general, Hybridon's collaborative research agreements require Hybridon to pay various amounts to support the research. Hybridon usually procures the synthetic DNA, which the collaborator then tests. If in the course of conducting research under its agreement with Hybridon a collaborator, solely or jointly with Hybridon, creates any invention, Hybridon generally has an option to negotiate an exclusive, worldwide, royalty-bearing license to the invention. Inventions developed solely by Hybridon's scientists in connection with a collaborative relationship generally are owned exclusively by Hybridon. Most of these collaborative agreements are nonexclusive and can be cancelled on short notice.

     Since July 1997, as part of its restructuring, Hybridon has allowed a number of its collaborative research agreements to expire and has terminated others, but has maintained those that it believes support its current drug discovery and development programs.

DRUG DEVELOPMENT SERVICES

     Hybridon has experience in the design and conduct of preclinical and clinical trials and has prepared and submitted reports and other regulatory documents in connection with the three Hybridon advanced chemistry antisense compounds that have entered clinical studies. Pursuant to a contract with MethylGene that has now expired, Hybridon also used its expertise to help design and monitor the preclinical trials of MethylGene's antisense compound, MG98, that led to MethylGene's submission of IND applications in Canada and the U.S. MethylGene compensated Hybridon for these services.

PATENTS, TRADE SECRETS, AND LICENSES

     Hybridon's success will largely depend on its ability to:

     - obtain U.S. and foreign patent protection for drug candidates and processes

     - preserve trade secrets

     - operate without infringing the proprietary rights of third parties.

     Hybridon's policy is to file patent applications to protect technology, inventions and improvements that it considers important to the development of its business, and to obtain licenses to other patents that could help Hybridon maintain or enhance its competitive position. On November 9, 2000, Hybridon announced the issuance of a U.S. patent that broadly claims second generation antisense compounds. As of March 15, 2001, Hybridon owned or exclusively licensed 72 U.S. issued patents and allowed patent applications with corresponding foreign patents in the fields of antisense medicinal chemistries, antisense drug candidates for gene targets. Hybridon also has 52 pending U.S. patent applications with corresponding foreign applications in the areas of antisense medicinal chemistries, antisense drug candidates for gene targets, synthetic DNA technology for stimulating the immune system and drug potentiation technology. The foreign patent and patent application counts include Japan, Canada and Europe as a whole, as well as other non-European individual countries. These patents and applications cover various chemically modified synthetic DNA compounds, target sequences, synthetic DNA products, analytical methods, and methods for synthetic DNA antisense treatment of various diseases. The patents expire on dates ranging from 2006 to 2015.

     Hybridon is the worldwide exclusive licensee under several U.S. issued patents or allowed patent applications owned by University of Massachusetts Medical Center, or "UMMC," relating to synthetic DNA and hybrid or mixed backbone chemical modifications. Many of these patents and patent applications have corresponding patents issued by, or corresponding patent applications on file in other major industrial countries. One of the issued U.S. patents and one of the issued European patents cover antisense synthetic DNA as new compositions of matter for stopping the replication of HIV. Coverage of the other issued U.S. patents includes composition and use of synthetic DNA based on chemical modifications, composition of certain synthetic DNA molecules that are useful for diagnostic tests or assays, and methods of purifying synthetic DNA. The UMMC patents licensed to Hybridon expire at various dates starting in 2006.

     Hybridon is the exclusive licensee under various other U.S. and foreign patents and patent applications, including two U.S. patent applications owned by McGill University relating to synthetic DNA and the protein DNA methyltransferase. Hybridon and Massachusetts General Hospital jointly own one issued U.S. patent applicable to Alzheimer's disease. Hybridon holds an exclusive license to Massachusetts General Hospital's interests under this patent.

     The field of each of these licenses extends to a wide variety of genetic targets. Hybridon is also a nonexclusive licensee, along with other companies, of certain patents for which Genzyme has exclusively licensed, covering certain technology relating to MDM2.

     The U.S. Patent and Trademark Office, or "PTO," has informed Hybridon that patent applications exclusively licensed by Hybridon from UMMC are allowable except that they may have interfering subject matter with several patents owned by the National Institutes of Health (NIH). A showing by Hybridon will be submitted to the Board of Patent Appeals and Interferences of the PTO to determine whether an interference should be declared with issued U.S. patents held by the NIH relating to specific chemical modifications of the DNA backbone. An interference proceeding is a proceeding to determine who was the first to invent, and thus who is entitled to a patent for, a claimed invention. While Hybridon is of the opinion that the UMMC patent application has a prima-facie case for priority against the NIH for an invention that includes a specific modification of the synthetic DNA backbone, there can be no assurance that the PTO will declare an interference, or if it does, what the outcome will be. If Hybridon were to win the interference, others making, using or selling the specific chemical modifications of the synthetic DNA backbone claimed in the NIH interference would be required to obtain a license from Hybridon. As part of the HSP sale, the

Company granted Avecia Biotechnology an option to a license to use the patent applications that are the subject of the potential interference.

     The PTO declared a four-way interference involving two other unrelated UMMC U.S. patents, for which Hybridon is the exclusive licensee, relating to a particular type of modified synthetic DNA. The other parties to this interference were Integrated DNA Technologies, Isis Pharmaceuticals, Inc. and Gilead Sciences, Inc. This interference was settled in early 1999. In connection with the settlement, Hybridon has obtained a nonexclusive license to certain patents and patent applications owned by IDT that broadly claim chemical modifications to synthetic DNA. Hybridon has also granted a nonexclusive license to IDT to make, use, and sell limited quantities of synthetic DNA incorporating certain of Hybridon's advanced chemistries.

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

     The fact that Hybridon owns or licenses pending or future patent applications does not mean that patents based on those applications will ultimately be issued. First, to obtain a patent on an invention, one must be the first to invent it in the U.S. or the first to file a patent application for it in the rest of the world. Patent applications in the U.S. are maintained in secrecy until patents are issued, and publication of any given discovery in the scientific or patent literature tends to lag behind the actual date of that discovery by several months. Consequently, Hybridon cannot be certain that the inventors of subject matter covered by patents and patent applications that it owns or licenses were the first to invent, or the first to file patent applications for, those inventions.

     Others, including Hybridon's competitors, also hold issued patents and patent applications relating to antisense technology or particular genetic targets. Holders of any of these patents or patent applications may be able to require Hybridon to change or cease making or using some products or processes, or obtain an exclusive or nonexclusive license in return for licensing fees, which may be substantial. Hybridon may not be able to obtain any such licenses at a reasonable cost. Furthermore, such licenses may be made available to competitors of Hybridon on an exclusive or nonexclusive basis. Failure to obtain such licenses could have a material adverse effect on Hybridon.

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

     Consistent with pharmaceutical industry and academic standards, Hybridon's agreements with academic and research institutions and U.S. government agencies may provide that the results of a given collaboration, or any developments that derive from the collaboration, will be freely published, that information or materials supplied by Hybridon will not be treated as confidential, and that Hybridon must negotiate a license to developments and results in order to commercialize products incorporating them. There can be no assurance that Hybridon will be able to obtain successfully any such license at a reasonable cost or that such developments and results will not be made available to competitors of Hybridon on an exclusive or nonexclusive basis. See
"Business -- Academic and Research Collaborations."

GOVERNMENT REGULATION

     Hybridon's research and clinical development activities are regulated for safety, effectiveness and quality by numerous governmental authorities in the U.S. and other countries. Hybridon believes that it is in material compliance with all applicable federal, state and foreign legal and regulatory requirements.

     In addition to regulations enforced by the FDA in connection with product approvals, Hybridon also is subject to regulation under the Occupational Safety and Health Act and other present and potential future federal, state or local regulations. Furthermore, because Hybridon uses hazardous materials, chemicals, viruses, and various radioactive compounds, it must comply with U.S. Department of Transportation and Environmental Protection Agency regulations and other federal, state, and foreign laws and regulations regarding hazardous waste disposal, air emissions, and waste-water discharge. Although Hybridon believes that it complies with these laws and regulations, it cannot completely eliminate the risk of accidental contamination or injury from these materials.

COMPETITION

     There are a number of companies, both privately and publicly held, that are conducting research and development activities on technologies and products aimed at therapeutic regulation of gene expression, including antisense drugs. One competitor of Hybridon received FDA approval to market an antisense therapeutic product for the treatment of CMV retinitis that was launched in November 1998.

     Two privately held companies are developing synthetic DNA drugs designed to stimulate the responses of the immune system. These drug candidates are in clinical trials, either alone or in combination with vaccines to prevent or to treat various diseases. Hybridon believes that the interest in these technologies and products will increase. It is possible that Hybridon's competitors will succeed in developing products that are more effective than Hybridon's. Furthermore, Hybridon's proposed drugs will be competing with other kinds of drugs. Given the fundamental differences between antisense technology and other drug technologies, antisense drugs may be less effective at treating some diseases than other kinds of drugs.

     Biotechnology and related pharmaceutical research programs have undergone and continue to be subject to rapid and significant change. Hybridon expects that the technologies associated with biotechnology research and development will continue to develop rapidly. Hybridon's future will depend in large part on its ability to compete with these technologies.

     Hybridon has many competitors, including major pharmaceutical and chemical companies, biotechnology firms, and universities and other research institutions. Many of these competitors have substantially greater financial, technical, and human resources than Hybridon, and many have significantly greater experience than Hybridon in undertaking preclinical studies and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. Accordingly, Hybridon's competitors may succeed in obtaining regulatory approvals for products more rapidly than Hybridon. Furthermore, if Hybridon receives approval to commence commercial sales of products, it will also be competing with respect to marketing capabilities, an area in which it has limited experience.

EMPLOYEES

     As of March 27, 2001, Hybridon employed 14 individuals full-time, of whom 10 held advanced degrees. Eleven of these employees are engaged in research and development activities and three are employed in finance, corporate development, and legal and general administrative activities. Many of Hybridon's management and professional employees have had prior experience with pharmaceutical, biotechnology, or medical products companies. None of Hybridon's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

     On February 15, 2000, Dr. Sudhir Agrawal, formerly Senior Vice President of Discovery, was elected President and Acting Chief Executive Officer. Also, James
B. Wyngaarden was elected Chairman of the Board of Directors and Robert G. Andersen was elected Chief Financial Officer.

ITEM 2. PROPERTIES

     Hybridon leases approximately 26,000 square feet of laboratory and office space, including 6,000 square feet of specialized pre-clinical lab space, in Cambridge, Massachusetts under a lease that expires April 30, 2007. The annual rent for this space is approximately $650,000.

ITEM 3. LEGAL PROCEEDINGS

     Hybridon is not a party to any litigation that it believes could damage Hybridon or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF HYBRIDON

     The executive officers and significant employees of Hybridon as of March 29, 2001 are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Sudhir Agrawal, D.Phil. .............  47     President and Acting Chief Executive Officer, Chief
                                              Scientific Officer, and Director
Robert G. Andersen...................  50     Vice President of Operations and Planning, Chief
                                              Financial Officer, Treasurer and Assistant Secretary
R. Russell Martin, M.D. .............  65     Senior Vice President of Drug Development
Jinyan Tang, Ph.D. ..................  57     Vice President of Chemistry

     Dr. Sudhir Agrawal joined Hybridon in February 1990 and served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993 prior to being appointed Chief Scientific Officer in January 1993, Senior Vice President of Discovery in March 1994, and President and Acting Chief Executive Officer in February 2000. He has served on the board of directors since March 1993. Prior to joining Hybridon, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation from 1987 through 1991. Dr. Agrawal served as a Research Associate at Research Council Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986, studying synthetic oligonucleotides. Dr. Agrawal received a B.Sc. in chemistry, botany and zoology in 1973, an M.Sc. in organic chemistry in 1975 and a D.Phil. in chemistry in 1980 from Allahabad University in India.

     Robert G. Andersen joined Hybridon in November 1996 and served as Vice President of Systems Engineering and Management Information Systems prior to being appointed Vice President of Operations and Planning in 1997, Treasurer in March 1998, and Chief Financial Officer of Hybridon in February 2000. Mr. Andersen also serves as a director of OriGenix, Inc., a Hybridon spin-off company based in Montreal, Canada. Prior to joining Hybridon, Mr. Andersen served in a variety of positions at Digital Equipment Corporation, a computer company, from 1986 to 1996, most recently as Group Manager of the Applied Objects Business Unit. From 1978 to 1986, Mr. Andersen served in a variety of positions at United Technologies Corporation, an aviation technology company, most recently as Director of Quality for Otis Elevator Company's European Operations. Mr. Andersen received his B.E.E. in Electrical Engineering from The City College of New York in 1972 and an M.S. in Management from Northeastern University in 1978. He is also a graduate of the United Technologies Advanced Studies Program.

     Dr. R. Russell Martin joined Hybridon and was appointed Vice President of Clinical Research in 1994. He became Vice President of Drug Development during 1996 and Senior Vice President of Drug Development in 1998. Dr. Martin is also a member of the Board of Directors of MethylGene, Inc., one of Hybridon's spin-offs. Prior to joining Hybridon, Dr. Martin served in a variety of positions at Bristol-Myers Squibb, most recently as Vice President of Infectious Diseases Clinical Research. Dr. Martin received an A.B. degree from Yale University in 1956 and a M.D. degree from the Medical College of Georgia in 1960. From 1971 to 1983, he was on the faculty of Baylor College of Medicine, most recently as Professor of Medicine, Microbiology and Immunology.

     Dr. Jinyan Tang has worked at Hybridon since 1991. Dr. Tang was Vice President of Process Research and Development from 1995 to 1997, followed by Vice President of Production from 1997 to 2000 and Vice President of Chemistry starting in 2000. Prior to joining Hybridon, Dr. Tang served as Visiting Fellow at the Worcester Foundation from 1988 to 1991. Dr. Tang served as Visiting Research Professor at the University of Colorado in 1988 and Associate Professor at the Shanghai Institute of Biochemistry, Chinese Academy of Sciences from 1985 to 1988 studying oligonucleotide chemistry. Dr. Tang received a B.Sc. in Biochemistry in 1965 and a Ph.D. of Biochemistry in 1978 from the Shanghai Institute of Biochemistry, Chinese Academy of Sciences.

                                    PART II.

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

     The following table sets forth for the periods indicate the high and low sales prices per share of the common stock during each of the quarters set forth below as reported on the NASD OTC Bulletin Board since January 1, 1999:

                                                              HIGH      LOW
                                                             ------    ------
1999
First Quarter..............................................  $1.969    $1.000
Second Quarter.............................................   1.500     0.250
Third Quarter..............................................   1.500     0.344
Fourth Quarter.............................................   2.000     0.375
2000
First Quarter..............................................  $6.875    $0.844
Second Quarter.............................................   3.438     0.750
Third Quarter..............................................   1.313     0.500
Fourth Quarter.............................................   1.016     0.281

     The reported closing sales price of the common stock on the NASD OTC Bulletin Board on March 30, 2001 was $0.55 per share.

(b) HOLDERS

     The number of common stockholders of record on March 30, 2001 was 303.

(c) DIVIDENDS

     Hybridon's Series A convertible preferred stock pays dividends at 6.5% per year, payable semi-annually in arrears. These dividends may be paid either in cash or in additional shares of convertible preferred stock, at the discretion of Hybridon.

     On March 6, 2001, Hybridon's board authorized the creation of a Series B preferred stock which, when issued, will pay dividends at 8% per year, payable semi-annually in arrears. These dividends will be payable either in cash or in additional shares of convertible preferred stock, at the discretion of Hybridon.

     Hybridon has never declared or paid cash dividends on its capital stock, and Hybridon does not expect to pay any dividends on its common stock or any cash dividends on the convertible preferred stock in the foreseeable future. The indenture under which Hybridon issued 9% convertible subordinated notes on April 2, 1997, limits Hybridon's ability to pay dividends or make other distributions on its common stock or to pay cash dividends on the convertible preferred stock. As of March 30, 2001, $1,306,000 in total principal amount of the 9% notes remained outstanding.

     In addition, Hybridon is currently prohibited from paying cash dividends under the loan held by the Lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- 1998 Financing
Activities -- $6.0 Million Loan."

(d) RECENT SALES OF UNREGISTERED SECURITIES

     Sales by Hybridon during the quarterly period ended December 31, 2000, of securities that were not registered under the Securities Act of 1933, as amended were as follows:

     On May 30, 2000, the Board of Directors of Hybridon approved a Line of Credit Agreement with certain lenders who provided Hybridon with a $2,000,000 credit facility in a private placement transaction. This 8% convertible loan was used to provide working capital pending the closing of the sale of Hybridon's Hybridon Specialty Products (HSP) manufacturing operation. On September 30, 2000, two of the lenders, Dr. Paul Zamecnik and Dr. James Wyngaarden, elected to convert their portion of the loan, including accrued interest, into shares of Common Stock. Dr. Zamecnik converted $202,956 into 187,922 shares of Common Stock. Dr. Wyngaarden converted $28,211 into 26,121 shares of Common Stock. The portion of the loan owned by other lenders was repaid with interest.

     Hybridon agreed to issue to the $2,000,000 credit facility lenders warrants to purchase 1,000,000 shares of Common Stock at a price of $1.08 per share. Hybridon also agreed to issue warrants to purchase up to 500,000 shares of Common Stock at a price of $1.08 per share to the representatives of the lenders. The convertible loans made under the $2,000,000 credit facility and the related warrants were offered and sold to "accredited investors" in reliance upon the exemption from registration under Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

     On March 30, 2001, Hybridon completed an exchange offer to the holders of its 8% Convertible Notes due 2001 whereby it will issue a total of 76,046 shares of a newly designated class of Series B Convertible Preferred Stock in exchange for the cancellation of $7.6 million of principal amount of 8% Notes and accrued interest.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below have been derived from Hybridon's consolidated financial statements, as adjusted to reflect the disposition of Hybridon's HSP business as discontinued operations, which have been audited by Arthur Andersen LLP, independent public accountants. The financial data should be read along with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Hybridon's consolidated financial statements and notes thereto and the Report of Independent Public Accountants included elsewhere in this Annual Report on Form 10-K.

                                 HYBRIDON, INC.

                                                                         YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------
                                                        1996         1997         1998         1999         2000
                                                      ---------    ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenue...................................  $      --    $      --    $     375    $     365    $      82
  Research and development..........................      1,419          945        1,100          600          179
  Royalty and other income..........................         62           --           --          123          229
  Interest income...................................      1,447        1,079          148           92           83
                                                      ---------    ---------    ---------    ---------    ---------
         Total revenues.............................      2,928        2,024        1,623        1,180          573
                                                      ---------    ---------    ---------    ---------    ---------
Operating Expenses:
  Research and development..........................     33,150       35,326       14,183        5,783        3,620
  General and administrative........................     11,347       11,027        6,573        3,664        3,184
  Interest..........................................         34        4,278        2,820          683        2,154
  Restructuring.....................................         --       10,345           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
  Total operating expenses..........................     44,531       60,976       23,576       10,130        8,958
                                                      ---------    ---------    ---------    ---------    ---------
  Loss from continuing operations...................    (41,603)     (58,952)     (21,953)      (8,950)      (8,385)
  Income (loss) from discontinued operations........     (5,250)     (10,509)      (4,028)      (1,553)       5,462
                                                      ---------    ---------    ---------    ---------    ---------
Loss before extraordinary gain......................    (46,853)     (69,461)     (25,981)     (10,503)      (2,923)
Extraordinary item:
  Gain on conversion of 9% convertible Subordinated
    notes payable...................................         --           --        8,877           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Net loss............................................    (46,853)     (69,461)     (17,104)     (10,503)      (2,923)
Accretion of preferred stock dividend...............         --           --       (2,689)      (4,232)      (4,087)
                                                      ---------    ---------    ---------    ---------    ---------
Net loss applicable to common stockholders..........  $ (46,853)   $ (69,461)   $ (19,793)   $ (14,735)   $  (7,010)
                                                      =========    =========    =========    =========    =========
Basic and diluted net loss per common share from:
  Continuing operations.............................  $   (9.09)   $  (11.67)   $   (1.85)   $   (0.57)   $   (0.48)
  Discontinued operations...........................      (1.15)       (2.08)       (0.34)       (0.10)        0.31
  Extraordinary gain................................         --           --         0.75           --           --
                                                      ---------    ---------    ---------    ---------    ---------
  Net loss per share................................     (10.24)      (13.76)       (1.44)       (0.66)       (0.17)
  Accretion of preferred stock dividends............         --           --        (0.23)       (0.27)       (0.23)
                                                      ---------    ---------    ---------    ---------    ---------
  Net loss per share applicable to common
    stockholders....................................  $  (10.24)   $  (13.76)   $   (1.67)   $   (0.93)   $   (0.40)
                                                      =========    =========    =========    =========    =========
  Shares Used in Computing Basic and diluted Net
    Loss per common share(1)........................      4,576        5,050       11,859       15,811       17,418
                                                      =========    =========    =========    =========    =========
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments(2)....................................  $  16,419    $   2,202    $   5,608    $   2,552    $   3,532
Working capital (deficit)...........................      9,483      (21,992)      (5,306)      (6,534)      (4,238)
Total assets........................................     38,295       30,480       15,092       10,717       10,001
Restricted cash.....................................        438        3,051           --           --        5,000
Long-term debt and capital lease obligations, net of
  current portion...................................      6,959        1,328           --           --           --
9% convertible subordinated notes payable...........         --       50,000        1,306        1,306        1,306
8% convertible subordinated notes payable...........         --           --           --        6,100        8,046
Accumulated deficit.................................   (149,194)    (218,655)    (238,448)    (253,183)    (260,193)
Total stockholders' equity (deficit)................     22,855      (46,048)       2,249       (6,072)      (7,530)

---------------
(1) Computed on the basis described in Note 2(k) of Notes to consolidated financial statements appearing elsewhere in this document.

(2) Short-term investments consisted of U.S. government securities with maturities greater than ninety days but less than one year from the purchase date.

QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents our unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this document. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

                                                                  THREE MONTHS ENDED
                                 ------------------------------------------------------------------------------------
                                 MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                  1999       1999       1999       1999       2000       2000       2000       2000
                                 -------    -------    -------    -------    -------    -------    -------    -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Service revenue..............  $   110    $    73    $   113    $    70    $    45    $    --    $    25    $    13
  Research and development.....      150        150        150        150         --         --         --        179
  Royalty and other income.....       40         15         52         16         32         25         19          6
  Interest income..............       53         16         13         10         35         16         16        163
                                 -------    -------    -------    -------    -------    -------    -------    -------
        Total revenues.........      353        254        327        246        112         41         60        361
                                 -------    -------    -------    -------    -------    -------    -------    -------
Operating Expenses:
  Research and development.....    1,398      1,019      2,108      1,258      1,173        860        761        826
  General and administrative...    1,121        941        884        717        903        875        562        844
  Interest.....................      153        150        208        172        346        559        952        297
  Restructuring................       --         --         --         --         --         --         --         --
                                 -------    -------    -------    -------    -------    -------    -------    -------
        Total operating
          expenses.............    2,672      2,110      3,200      2,147      2,422      2,294      2,275      1,968
                                 -------    -------    -------    -------    -------    -------    -------    -------
  Loss from continuing
    operations.................   (2,319)    (1,856)    (2,873)    (1,901)    (2,310)    (2,253)    (2,215)    (1,607)
  Income (loss) from
    discontinued operations....     (647)      (778)       141       (269)      (394)      (182)     5,868        170
                                 -------    -------    -------    -------    -------    -------    -------    -------
Loss before extraordinary
  gain.........................   (2,966)    (2,634)    (2,732)    (2,171)    (2,704)    (2,435)     3,653     (1,437)
Extraordinary item:
  Gain on conversion of 9%
    convertible Subordinated
    notes payable..............       --         --         --         --         --         --         --         --
                                 -------    -------    -------    -------    -------    -------    -------    -------
Net (loss) income..............   (2,966)    (2,634)    (2,732)    (2,171)    (2,704)    (2,435)     3,653     (1,437)
Accretion of preferred stock
  dividend.....................   (1,042)    (1,076)    (1,076)    (1,038)    (1,071)    (1,021)    (1,021)      (975)
                                 -------    -------    -------    -------    -------    -------    -------    -------
Net (loss) income applicable to
  common stockholders..........  $(4,008)   $(3,710)   $(3,808)   $(3,209)   $(3,775)   $(3,455)   $ 2,632    $(2,412)
                                 =======    =======    =======    =======    =======    =======    =======    =======
Basic and diluted net (loss)
  income per common share from:
  Continuing operations........  $ (0.15)   $ (0.12)   $ (0.18)   $ (0.12)   $ (0.14)   $ (0.13)   $ (0.12)   $ (0.09)
  Discontinued operations......    (0.04)     (0.05)      0.01      (0.02)     (0.02)     (0.01)      0.33       0.01
  Extraordinary gain...........       --         --         --         --         --         --         --         --
                                 -------    -------    -------    -------    -------    -------    -------    -------
  Net (loss) income per
    share......................    (0.19)     (0.17)     (0.17)     (0.13)     (0.17)     (0.14)      0.20      (0.08)
  Accretion of preferred stock
    dividends..................     0.07       0.07       0.07       0.06       0.07       0.06       0.06       0.05
                                 -------    -------    -------    -------    -------    -------    -------    -------
  Net (loss) income per share
    applicable to common
    stockholders...............  $ (0.26)   $ (0.24)   $ (0.24)   $ (0.20)   $ (0.23)   $ (0.20)   $  0.15    $ (0.13)
                                 =======    =======    =======    =======    =======    =======    =======    =======
  Shares Used in Computing
    Basic and diluted Net
    (Loss) per common
    share(1)...................   15,305     15,661     15,984     16,261     16,261     17,243     17,923     18,380
                                 =======    =======    =======    =======    =======    =======    =======    =======

---------------
(1) Computed on the basis described in Note 2(k) of Notes to consolidated financial statements appearing elsewhere in this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Hybridon, established in 1989, utilizes chemically-modified synthetic DNA for medical applications, including the discovery and development of genetically based drugs, which treat diseases by acting on a particular gene. The genetic drugs being developed by Hybridon are based on "antisense" technology, in that they use synthetic DNA material, also called oligonucleotides, with the aim of inhibiting or reducing the body's production of proteins that directly or indirectly cause or support a given disease. Chemically-modified DNA is also being developed for use in the laboratory to determine the function of proteins produced by genes whose function has not yet been established. Hybridon has also developed a portfolio of chemically-modified DNA compounds designed to stimulate responses of the immune system.

     Hybridon has developed and owns certain innovations in areas of medicinal chemistry, which concern the design of new synthetic DNA compounds. Hybridon also has rights to technology allowing the chemical modifications of synthetic DNA.

     Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Revenues received by Hybridon to date have been from collaborative agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its manufacturing business, Hybridon Specialty Products or "HSP" prior to the disposal thereof in September 2000.

     Hybridon has incurred total losses of approximately $260.0 million through December 31, 2000. Hybridon expects that its research and development and general and administrative expenses will be significant in 2001 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs.

     On September 21, 2000, Hybridon completed the sale of its HSP business to Avecia Biotechnology, a subsidiary of one of Europe's leading specialty chemicals companies. Avecia Biotechnology acquired the HSP business and intellectual property useful in DNA manufacturing for US$15.0 million, of which approximately $12.0 million was paid at closing, and the remaining $3.0 million is payable on September 21, 2001, subject to certain offset rights. As part of this transaction, Hybridon entered into an agreement whereby it may have an obligation to purchase synthetic DNA products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third party sales of HSP product exceed certain goals, Hybridon does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, Hybridon must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. Hybridon's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix and MethylGene are applied against Hybridon's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases. In December 2000, Hybridon accrued approximately $337,000 for its purchasing shortfall.

     In connection with the sale of the HSP business, Avecia Biotechnology agreed to take over Hybridon's obligations to supply MethylGene, Inc. and OriGenix with quantities of synthetic DNA. Avecia gives Hybridon credit under its minimum purchase requirements for any orders for synthetic DNA, which Avecia receives, from MethylGene or OriGenix.

     On May 30, 2000, Hybridon entered into a Line of Credit Agreement pursuant to which the lenders agreed to provide Hybridon with an 8%, $2.0 million credit facility. The $2.0 million credit facility was intended to provide Hybridon with working capital any time prior to the earlier of September 30, 2000, and the date the HSP sale was consummated. On July 10, 2000 and August 10, 2000, Hybridon drew down approximately $0.5 million on each of these dates under the $2.0 million credit facility, representing a total draw down of $1.0 million. On September 28, 2000 Hybridon paid back approximately $0.8 million and converted the remaining $0.2 million to common stock in October 2000. Hybridon has no additional borrowing capacity under this credit facility.

     As of March 27, 2001, Hybridon had 14 full-time employees.

     The financial statements of Hybridon have been restated to reflect the financial results of the HSP business as a discontinued operation for the years ended December 31, 2000, 1999, and 1998.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

  Revenues

     Hybridon had total revenues from continuing operations of $1.6 million in 1998, $1.2 million in 1999, and $0.6 million in 2000. During 1998, 1999 and
2000, Hybridon received revenues from research and development collaborations of $1.1 million, $0.6 million and $0.2 million, respectively. Research and development collaboration revenues decreased during this period, primarily due to a reduction in revenues recorded under its license agreement with MethylGene and the termination of the Searle collaboration agreement in early 2000.

     Service revenues were $0.4 million in 1998, $0.4 million in 1999 and $0.1 million in 2000. The decrease in revenues in 2000 from those in 1999 was primarily due to a decrease in support services provided to MethylGene, and OriGenix Technologies, Inc., entities in which Hybridon has a minority interest. Service revenues include drug development, clinical research, bio-analytical work and information services, which include access to research, pre-clinical and clinical information and data from Hybridon. As of December 31, 2000, Hybridon had no collaborations under which it will be receiving research funding.

     Revenues from royalty and other income were zero in 1998, $0.1 million in 1999 and $0.1 million in 2000. The 1999 and 2000 revenue consisted primarily of a NIH grant and an equipment lease between Hybridon and OriGenix.

     Revenues from interest income were $0.1 million in 1998, $0.1 million in 1999 and $0.2 million in 2000. The increase in interest income in 2000 over 1999 was the result of higher cash balances available for investment, resulting from the HSP sale in 2000.

  Research and Development Expenses

     During 1998, 1999 and 2000, Hybridon expended $14.2 million, $5.8 million and $3.6 million, respectively, on research and development activities.

     The decreases in research and development expenses reflect more focused R&D activities in order to conserve cash by minimizing operating expenses such as salaries and related costs, clinical and outside testing, consulting, materials and lab expenses.

     In addition, research and development facilities expenses decreased significantly during this period due to the consolidation of corporate offices and laboratory space and the disposition of one of Hybridon's Cambridge, Massachusetts facilities in July, 1998 and the disposition of the Milford, Massachusetts facility in September, 2000.

     Hybridon's patent expenses remained at approximately the same level in 1999 as 1998 and decreased slightly in 2000 with the sale of its HSP business.

  General and Administrative Expenses

     Hybridon incurred general and administrative expenses of $6.6 million in 1998, $3.7 million in 1999 and $3.2 million in 2000. The decreases reflect the facilities consolidation mentioned above, as well as reductions in business development, public relations, legal fees and accounting expenses during 1999.

  Interest Expense

     Interest expense was $2.8 million in 1998, $0.7 million in 1999 and $2.2 million in 2000. The decrease in 1999 from 1998 is attributable to the exchange of approximately $48.7 million of the 9% convertible subordinated notes issued in the second quarter of 1997 for Series A preferred stock on May 5, 1998. In addition, the outstanding balance of loans needed to finance the purchase of property and equipment was reduced in May 1998, resulting in a subsequent reduction in interest expense. Due to the issuance of the 8% convertible subordinated notes in December 1999 and the draw down on the $2.0 million credit facility in 2000, Hybridon's interest expense increased in 2000 over that of 1999.

  Loss from Continuing Operations

     As a result of the above factors, Hybridon incurred losses from continuing operations of $22.0 million in 1998, $9.0 million in 1999 and $8.4 million in 2000.

  Loss from Discontinued Operations

     Hybridon incurred losses from discontinued operations of $4.0 million in 1998, $1.6 million in 1999 and realized a gain of $5.5 million in 2000. The income from discontinued operations, as presented on the consolidated statement of operations for 2000, includes the gain on sale of HSP of $6.3 million net of the operating loss from the discontinued HSP operations, totaling $0.8 million. For all other years presented, the net loss relates solely to the operating results of HSP. Hybridon has not allocated interest expense to discontinued operations.

  Net Loss

     Hybridon incurred losses from operations before extraordinary items of $26.0 million in 1998, $10.5 million in 1999 and $2.9 million in 2000. Hybridon had extraordinary income of $8.9 million in 1998 resulting from the conversion of $48.7 million principal amount of its 9% notes to Series A preferred stock in the second quarter of 1998. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, Hybridon recorded an extraordinary gain of approximately $8.9 million related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% notes offered for exchange and the fair value of the Series A preferred stock issued upon the exchange, as determined by the per share sales price of such stock sold in May 1998 in the private offering described below. As a result of this extraordinary gain, Hybridon's net loss was reduced to $17.1 million for 1998.

     Preferred stock dividends on the Series A convertible preferred stock amounted to $2.7 million, $4.2 million and $4.1 million in 1998, 1999 and 2000, respectively, resulting in a net loss applicable to common stockholders of $19.8 million, $14.7 million and $7.0 million for 1998, 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, product sales by HSP, the sale of HSP during 2000 and through research and development collaborations and licensing arrangements.

     During the year ended December 31, 2000, Hybridon utilized approximately $7.6 million to fund continuing operating activities and approximately $36,000 for capital expenditures. The primary use of cash for operating activities was to fund Hybridon's $8.4 million loss from continuing operations.

  Cash Resources

     Hybridon had cash and cash equivalents of $8.5 million at December 31, 2000, of which $5.0 million is classified as restricted cash. This restricted cash had been pledged as collateral, to secure Hybridon's obligation to, among others, the holders of the 8% Convertible Notes. The pledge provided for a release of the restricted cash upon payment of the 8% Convertible Notes. The exchange of such notes effective March 5, 2001 has resulted in a release of those funds to Hybridon for discretionary purposes.

     On March 30, 2001, Hybridon's obligations included $1.3 million principal amount of 9% notes, a $6.0 million loan from Founders Financial Group LP, formerly Forum Capital Markets, LLC and other lenders, approximately $0.6 million in 8% Convertible Notes and accrued interest as described below, and approximately $0.8 million of accounts payable. The loan agreement covering the $6.0 million loan from the lenders, contains financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. Compliance with these covenants has been waived through September 30, 2001 by the noteholders.

     Hybridon received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million is payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, Hybridon entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, Hybridon does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, Hybridon must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. Hybridon's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix and MethylGene are applied against Hybridon's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases. In December 2000, Hybridon accrued approximately $337,000 for its purchasing shortfall. See Note 14 of the footnotes to the financial statements.

     To facilitate the sale of the HSP's business and assets, the holders of the 8% Convertible Notes due 2002 and the $6.0 million notes due 2003 amended the terms of a Subordination and Intercreditor Agreement, to release their lien on that portion of Hybridon's assets being conveyed to Avecia. In return for this partial release, Hybridon set aside, from the proceeds of the HSP sale, the sum of $5.0 million, which it classifies as restricted cash on its balance sheet and pledged the same as collateral to secure its obligation to the 8% Convertible Noteholders and the lenders of the $6.0 million loan. The amendment provided that the restrictions on the $5.0 million would be released upon substantial payment of the 8% notes. The exchange of the Notes into Series B shares, being a discharge of Hybridon's obligation under the notes, has resulted in a release of the $5.0 million to Hybridon's use.

     On May 30, 2000, Hybridon entered into a Line of Credit Agreement pursuant to which the lenders under this agreement agreed to provide Hybridon with an 8%, $2.0 million credit facility. The $2.0 million credit facility was intended to provide Hybridon with working capital until the HSP sale was consummated. Hybridon drew down approximately $0.5 million on July 10, 2000 and approximately $0.5 million on August 10, 2000, representing a total draw down of approximately $1.0 million under the $2.0 million credit facility. On September 28, 2000, following the close of the HSP sale, Hybridon repaid approximately $0.8 million of principal and interest in cash. In October 2000, Hybridon converted the remaining $0.2 million of principal and interest into equivalent shares of common stock at $1.08 per share, 214,043 shares, pursuant to the terms of the agreement. Hybridon has no additional borrowing capacity under this $2.0 million credit facility.

     In connection with the $2.0 million credit facility, Hybridon has (a) issued to the representatives of the lenders of the $2.0 million credit facility warrants to purchase up to 500,000 shares of Hybridon's common stock at an exercise price of $1.08 per share and (b) issued to the lenders of the $2.0 million credit facility, proportionate to their respective interests in the $2.0 million credit facility, warrants to purchase 1,000,000 shares of Hybridon's common stock at an exercise price of $1.08 per share.

     Hybridon believes that its existing cash resources and the additional funds to be received upon consummation of the transactions discussed below will be sufficient to fund operations through December 31, 2001. Hybridon will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

     On March 30, 2001 Hybridon signed a binding agreement with unrelated institutional investors, providing for the sale of 60% of Hybridon's holdings of shares of Class A and Class B stock of MethylGene. The agreement covers a total of 2,350,000 such shares and provides for a purchase price of Canadian $2.85 per share or a total of approximately Canadian $6.7 million or US $1.81 per share (as of March 30, 2001) or approximately US $4.3 million in the aggregate. For additional information about this transaction, see "Business -- Hybridon."

     Effective March 5, 2001, Hybridon completed an exchange whereby $6.9 million of its $7.5 million in principal, of 8% Notes due 2002 have been exchanged for shares of a newly-designated Series B Convertible Preferred Stock. The exchange ratio was one such share for each $100 in principal amount of notes exchanged. For additional information about this exchange, see
"Business -- Recent Developments."

     Additionally, Hybridon has reached agreements with the holders of its $6.0 million notes due 2003 providing for a partial payment on the outstanding balance of such notes from the proceeds of the sale of the MethylGene shares and the deposit of additional sums to secure the payment of a portion of the balance of such notes, which remain outstanding. For additional information about this transaction, see "Business -- Recent Developments."

     During the second quarter of 2001, Hybridon expects to emerge from a period of restructuring with its core scientific and management team intact, with very little debt outstanding and with a substantial portfolio of patents and patent applications in place. Hybridon has established a strong proprietary position in the immune stimulation and antisense fields and expects to be able to continue its research and development efforts in immune stimulation and antisense. As our compounds are developed in the clinic and in the research pipeline, Hybridon will seek opportunities to license the antisense technology base in chemistry and delivery for use with other company's proprietary genes.

  1999 Financing Activities -- 8% Convertible Notes Due 2002

     The following is a description of Hybridon's 8% Convertible Notes due 2002. At March 30, 2001, $7.5 million of principal amount was outstanding. All but $0.6 million of this amount was exchanged on that day for shares of newly designated Series B Preferred Stock.

     Hybridon sold an aggregate of $1.5 million principal amount of promissory notes to E. Andrews Grinstead, III, Hybridon's then Chief Executive Officer, at face value during September and November of 1999. These notes accrued interest at 12% per annum and in December 1999 were converted into 8% Convertible Notes due 2002. Hybridon also sold an aggregate of approximately $0.5 million of debt to purchasers in a private placement transaction in October and November 1999; as of December 13, 1999, this debt automatically converted into Hybridon's 8% Convertible Notes due 2002.

     On December 13, 1999, Hybridon sold an aggregate of an additional $4.1 million principal amount of 8% Convertible Notes due 2002 to purchasers in a private placement transaction. At December 31, 1999, including the 8% Convertible Notes issued upon conversion of the debt issued to Mr. Grinstead and other purchasers, the principal amount of 8% notes outstanding was $6.1 million. After the financing was completed in the first quarter of 2000, the principal amount of 8% Convertible Notes outstanding, including financing costs and accrued interest, was approximately $7.7 million.

     Under the terms of the 8% Convertible Notes, Hybridon must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. Hybridon has been electing to make these interest payments by issuing additional 8% Convertible Notes in lieu of cash payments. The 8% Convertible Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock, the "Conversion Ratio", subject to adjustment under certain circumstances, as defined. If the 8% Convertible Notes are prepaid before the maturity date, all noteholders are entitled to receive warrants to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio, with an exercise price of $0.60 per share of common stock.

     In connection with the 8% Convertible Notes, Hybridon must comply with certain covenants. These covenants include, without limitation, the requirement that Hybridon make all payments of interest when due and maintain consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At September 30, 2000, Hybridon is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, the noteholders may declare the unpaid principal and interest due and payable immediately. If Hybridon defaults with respect to payment of interest, Hybridon will be required to pay interest at a default rate equal to 12%.

     In connection with the issuance of the 8% Convertible Notes, the lenders of the $6.0 million loan received a warrant to purchase 2,750,000 shares of common stock at $.60 per share. The warrant was granted as consideration to the lenders of the $6.0 million loan for subordinating to holders of the 8% Convertible Notes their security interest in Hybridon's assets. Hybridon computed the value of the warrant to be $547,328, using the Black-Scholes option-pricing model. Hybridon has recorded this amount as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Convertible Notes.

  1998 Financing Activities -- 9% Notes and Stock Issuances

     On February 6, 1998, Hybridon commenced an offer to the holders of 9% notes issued in 1997 to exchange the 9% notes for Series A preferred stock and certain warrants of Hybridon. On May 5, 1998, noteholders holding $48.7 million of principal and $2.4 million of interest tendered such principal and accrued interest to Hybridon for 510,505 shares of Series A preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share.

     On May 5, 1998, Hybridon completed a private offering of equity securities raising total gross proceeds of approximately $26.7 million from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of approximately $5.9 million of accounts payable, capital lease obligations and other obligations into common stock. Hybridon issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. In addition, Hybridon was obligated to issue an additional 300,000 shares in connection with this transaction. For more information about this transaction, see note 9(b) of the notes to consolidated statements.

     Hybridon may redeem the 9% notes, of which $1.3 million was outstanding at March 30, 2001, at its option for a 4.5% premium over the original issuance price, provided that from April 1, 2000 to March 31, 2001, the 9% notes may not be redeemed unless the closing price of the common stock equals or exceeds 150% of the conversion price for a period of at least 20 out of 30 consecutive trading days and the 9% Notes are redeemed within 60 days after such trading period. The premium decreases by 1.5% each year through March 31, 2003. Upon a change of control of Hybridon, as defined, Hybridon will be required to offer to repurchase the 9% notes at 150% of the original issuance price.

  Facility Leases

     As of December 31, 2000, Hybridon had future operating lease commitments of approximately $3.9 million through 2007 for its existing leases.

  Net Operating Loss Carryforwards

     As of December 31, 2000, Hybridon had approximately $235.6 million and $4.2 million of net operating loss and tax credit carryforwards, respectively. The Tax Reform Act of 1986 contains certain provisions that may limit Hybridon's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. Hybridon has completed several financings since the effective date of the Tax Act, which, as of December 31, 1999, have resulted in ownership changes in excess of 50%, as defined under the Tax Act and which will limit Hybridon's ability to utilize its net operating loss carryforwards.

                                  RISK FACTORS

OUR FINANCIAL CONDITION AND NEED FOR SUBSTANTIAL ADDITIONAL FUNDING

Your Investment Could Be Substantially Diluted if We Issue Shares to Obtain Financing We Need.

     Our business is the discovery and development of genetic drugs, which act on genes either to increase the production of proteins that combat disease or suppress the production of proteins which cause or support diseases. Since our founding in 1989, we have not produced any commercially viable drugs and we have operated at a loss. In the past, we have financed our operations largely from the sale of shares of common or preferred stock and the sale of debt or other securities convertible into common stock.

     In order to obtain the funds to continue our operations, we will need to issue shares of common stock or debt or securities convertible into shares of common stock. We will probably need to issue a significant number of shares in order to raise sufficient funds to pay our creditors, meet covenants of our credit facility and continue our operations. This could result in substantial dilution to the book value of our shares.

We Are Not in Compliance With One of the Covenants in Our Loan Agreement. If Our Lenders Foreclose, We Will Have Few, or No, Assets to Distribute to Our Shareholders.

     We owe $6.0 million under a 1996 loan and we owe $0.6 million under our 8% notes, both of which are secured by substantially all of our assets. The loan and the 8% notes are owned in part by our affiliates. The loan agreement for the $6.0 million loan requires us to maintain liquidity of $2.0 million and a net worth of $6.0 million. The 8% notes require us to maintain liquidity of $1.5 million. See Note 15(c) of the footnotes to the financial statements. On numerous occasions in the past, our lenders have waived our compliance with these requirements and have done so through September 30, 2001, although they may not be willing to do so in the future. If our lenders and noteholders ever decline to give us waivers, we will be in default and they will have the right to accelerate the repayment date on the loan and the 8% notes and foreclose on our assets. Foreclosure will likely force us to cease doing business or file for bankruptcy. If this should happen, and we are liquidated, there will be few or no tangible assets available for distribution to our shareholders. Since the debt is owned in part by our affiliates, the court may treat the loan as a capital contribution in which case there may be assets available for distribution to our shareholders, along with the lenders.

We Expect Our Operating Losses to Continue into the Future.

     As of December 31, 2000, we have incurred operating losses of approximately $260 million. We expect to continue incurring operating losses until revenues from the sale of any drugs that we succeed in developing exceed our research and development and administrative costs. We will need to spend substantial additional amounts on research and development, including preclinical studies and clinical trials, in order to obtain the necessary regulatory approvals. If we obtain regulatory approval, we will then need to spend substantial amounts on sales and marketing efforts.

OUR OPERATIONS

We May Not Succeed in Developing a Commercially Viable Drug.

     We do not currently have any drugs on the market and the drug candidates we are working on are still in development. Before a drug is approved for sale by the regulatory authorities, the drug, which has undergone pre-clinical trials with animals to test activity and safety, must then pass several clinical trials with humans. The development of a new drug generally requires three phases of clinical trials. Phase I testing is conducted on a small group of healthy individuals for safety and dosage. Phase I/II testing is on patients with targeted diseases to test safety and, to a degree, effectiveness. Phase III is on a large patient group to confirm effectiveness. Our drug closest to commercialization, GEM(R)231, is still in Phase II clinical trials. Another drug, GEM(R)92, has been administered to the volunteers in a pilot Phase I study. All of our other drugs that are under consideration for development are in pre-clinical trials and have not been tested on humans.

     Drug candidates, in general, have a low overall probability of being commercialized, but that probability increases as the drug advances through the various development stages. A drug may, for instance, be ineffective, have undesirable side effects, or demonstrate other therapeutic characteristics that prevent or limit its commercial use, or may prove too costly to produce in commercial quantities. If our drug candidates cannot be successfully developed, or if we are unable to obtain the necessary regulatory approval, we will not be able to generate the revenues from the sale of drugs that we would need in order to be profitable.

We Sold Substantially All of Our Revenue-Generating Operations.

     Throughout our history we have engaged primarily in the research and development of genetic drugs. However, in 1996 we formed Hybridon Specialty Products to manufacture synthetic DNA compounds for Hybridon's internal use, for use by our collaborators and for sale to third parties. We sold the business and assets of Hybridon Specialty Products on September 21, 2000, for approximately $15,000,000. We are now dependent for revenue solely upon the ultimate success of our drug research and development activities for our long-term viability.

We Have Many Competitors, and May Not Be Able to Compete Successfully Against Them.

     Several companies, in particular Isis Pharmaceuticals, Inc. and Genta Incorporated, are also in the business of developing synthetic DNA drugs. Isis, which has received the approval of the U.S. Food and Drug Administration, or "FDA," for Vitravene(R), and is currently marketing this drug for the treatment of CMV retinitis. Isis has several other drugs in clinical testing for the possible treatment of cancer, including ISIS 3521 and 2503. Genta is testing Genasense (G3139) in humans, also for the treatment of cancer. These potential new drugs are further along in clinical testing than Hybridon's cancer drug GEM(R)231. Other companies also have synthetic DNA drugs in preclinical and clinical development.

     In general, the human health care products industry is extremely competitive. Many drugs are currently marketed for the treatment of cancer, such as Taxol(R), Carboplatin, Taxotere(R) and Camptosar(R). While it is unlikely that GEM(R)231 will compete against these drugs, it may be used in combination with them. GEM(R)231 and other Hybridon synthetic DNA drugs may not, however, be able to capture sufficient market share to be profitable.

     To our knowledge two privately held companies are developing synthetic DNA drugs specially designed to stimulate the responses of the immune system. These potential new drugs are in clinical trials, either alone or in combination with vaccines to prevent or to treat various diseases.

     Furthermore, biotechnology and related pharmaceutical technologies have undergone rapid and significant change and we expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our prospects depend in large part on our ability to compete with these technologies. Any compounds, drugs or processes that we develop may become obsolete before we recover the expenses incurred in developing them.

Our Ability to Compete Will Suffer if We Are Unable to Protect Our Patent Rights and Trade Secrets or if We Infringe the Proprietary Rights of Third Parties.

     Our success will depend to a large extent on our ability to obtain U.S. and foreign patent protection for drug candidates and processes, preserve trade secrets and operate without infringing the proprietary rights of third parties.

     To obtain a patent on an invention, the inventor must be the first to invent it or the first to file a patent application for it. We cannot be sure that the inventors of subject matter covered by patents and patent applications that we own or license were the first to invent, or the first to file patent applications for, those inventions. Furthermore, patents we own or license may be challenged, infringed upon, invalidated, found to be unenforceable, or circumvented by others, and our rights under any issued patents may not provide sufficient protection against competing drugs or otherwise cover commercially valuable drugs or processes. See "Business -- Patents, Trade Secrets, and Licenses."

     We seek to protect trade secrets and other unpatented proprietary information, in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Also, our trade secrets may become known or be independently developed by competitors.

OUR SECURITIES

Because "Penny Stock" Rules Apply to Trading in Our Common Stock, You May Find It Difficult to Sell these Shares.

     Our common stock is a "penny stock," as it is not listed on a national securities exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document. It provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Certain Existing Stockholders Hold a Substantial Portion of Our Stock, and Consequently Could Control Most Matters Requiring Approval by Stockholders.

     Our officers, directors and principal stockholders own or control more than 55% of our common stock on a fully-diluted basis. As a result, these stockholders, acting together, have the ability to control most matters requiring approval by the stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of Hybridon.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that do not reflect historical facts, but instead reflect Hybridon's current expectations, estimates and projections regarding its business. Forward-looking statements can be found in the material set forth under "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are characterized by use of words such as "believes," "plans," "expects," and "anticipates." Forward-looking statements are not guarantees of future performance, and necessarily involve risks and uncertainties, and Hybridon's results could differ materially from those anticipated in the forward-looking statements contained in this prospectus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, Hybridon's primary exposures have been related to nondollar-denominated operating expenses in Europe. As of December 31, 2000, Hybridon's assets and liabilities related to nondollar-denominated currencies were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All financial statements required to be filed hereunder are filed as APPENDIX A hereto, are listed under Item 14(a), and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HYBRIDON

     The response to this item is contained in part under the caption "Executive Officers of Hybridon" in Hybridon's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001 (the "2001 Proxy Statement"), under the caption "Election of Directors," which section is incorporated herein by this reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

     Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

     The response to this item is contained in the 2001 Proxy Statement under the caption "Election of Directors," which section is incorporated herein by this reference. The 2001 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is contained in the 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference. The 2001 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained in the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions," which section is incorporated herein by this reference. The 2001 Proxy Statement will be filed with the Commission not later than 120 days after the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

     (b)Reports on Form 8-K. During the fourth quarter of 2000, Hybridon did not file any reports on Forms 8-K.

     (c) Exhibits required by Item 601 of Regulation S-K with each management contract, compensatory plan or arrangement required to be filed identified.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1(1)     Restated Certificate of Incorporation of the Registrant, as
               amended.
    3.2(2)     Amended and Restated Bylaws of the Registrant.
    3.3(3)     Form of Certificate of Designation of Series A Preferred
               Stock.
    3.4        Form of Certificate of Designation of Series B Preferred
               Stock.
    4.1(2)     Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
    4.2(4)     Indenture dated as of March 26, 1997 between Forum Capital
               Markets LLC and the Registrant.
    4.3(7)     Certificate of Designation of Series A Preferred Stock, par
               value $.01 per share, dated May 5, 1998.
    4.4(7)     Class A Warrant Agreement dated May 5, 1998.
    4.5(7)     Class B Warrant Agreement dated May 5, 1998.
    4.6(7)     Class C Warrant Agreement dated May 5, 1998.
    4.7(7)     Class D Warrant Agreement dated May 5, 1998.
    4.8        Specimen Certificate for shares of Series B Preferred Stock,
               $.01 par value, of the Registrant.
  +10.1(2)     License Agreement dated February 21, 1990 and restated as of
               September 8, 1993 between the Registrant and the Worcester
               Foundation for Biomedical Research, Inc., as amended.
  +10.2(2)     Patent License Agreement dated September 21, 1995 between
               the Registrant and National Institutes of Health.
  +10.3(2)     Patent License Agreement effective as of October 13, 1994
               between the Registrant and McGill University.
  +10.4(2)     License Agreement effective as of October 25, 1995 between the Registrant and the General Hospital Corporation.
  +10.5(2)     License Agreement dated as of October 30, 1995 between the
               Registrant and Yoon S. Cho-Chung.
  +10.6(2)     Collaborative Study Agreement effective as of December 30,
               1992 between the Registrant and Medtronic, Inc.
  +10.7(2)     System Design and Procurement Agreement dated as of December
               16, 1994 between the Registrant and Pharmacia Biotech, Inc.
   10.8(2)     Lease dated March 10, 1994 between the Registrant and
               Laborer's Pension/Milford Investment Corporation for space located at 155 Fortune Boulevard, Milford, Massachusetts,
               including Note in the original principal amount of $750,000.
   10.9(2)     Registration Rights Agreement dated as of February 21, 1990 between the Registrant, the Worcester Foundation for
               Biomedical Research, Inc. and Paul C. Zamecnik.
   10.10(2)    Registration Rights Agreement dated as of June 25, 1990
               between the Registrant and Nigel L. Webb.
   10.11(2)    Registration Rights Agreement dated as of February 6, 1992 between the Registrant and E. Andrews Grinstead, III.
   10.12(2)    Registration Rights Agreement dated as of February 6, 1992 between the Registrant and Anthony J. Payne.
 ++10.13(2)    1990 Stock Option Plan, as amended.
 ++10.14(2)    1995 Stock Option Plan.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
 ++10.15(2)    1995 Director Stock Plan.
 ++10.16(2)    1995 Employee Stock Purchase Plan.
   10.17(2)    Form of Warrant originally issued to Pillar Investment
               Limited to purchase shares of Common Stock issued as
               placement commissions in connection with the sale of shares of Series F Convertible Preferred Stock and in consideration of financial advisory service, as amended.
   10.18(2)    Warrant issued to Pillar S.A. to purchase 100,000 shares of
               Common Stock dated as of March 1, 1994, as amended.
   10.19(2)    Warrant issued to Pillar S.A. to purchase 100,000 shares of
               Common Stock dated as of March 1, 1995.
   10.20(2)    Form of Warrant issued to Pillar Investment Limited to
               purchase shares of Common Stock issued as placement
               commissions in connection with the sale of Units pursuant to the Series G Agreement.
 ++10.21(5)    Employment Agreement dated as of March 1, 1997 between the
               Registrant and E. Andrews Grinstead, III.
   10.22(2)    Indemnification Agreement dated as of February 6, 1992
               between the Registrant and E. Andrews Grinstead, III.
 ++10.23(6)    Employment Agreement dated March 1, 1997 between the
               Registrant and Dr. Sudhir Agrawal.
 ++10.24(2)    Consulting Agreement dated as of February 21, 1990 between the Registrant and Dr. Paul C. Zamecnik.
   10.25(2)    Master Lease Agreement dated as of March 1, 1994 between the
               Registrant and General Electric Capital Corporation.
  +10.26(6)    Research, Development and License Agreement dated as of
               January 24, 1996 between the Registrant and G.D. Searle &
               Co.
  +10.27(6)    Manufacturing and Supply Agreement dated as of January 24,
               1996 between the Registrant and G.D. Searle & Co.
   10.28(6)    Registration Rights Agreement dated as of January 24, 1996 between the Registrant and G.D. Searle & Co.
   10.29(5)    Loan and Security Agreement dated as of December 31, 1996
               between the Registrant and Silicon Valley Bank.
   10.30(7)    First Amendment to Loan and Security Agreement dated March
               30, 1998 between Hybridon, Inc. and Silicon Valley Bank.
   10.31(8)    Second Amendment to Loan and Security Agreement dated May
               19, 1998, effective as of April 30, 1998, between Hybridon,
               Inc. and Silicon Valley Bank.
   10.32(9)    Third Amendment to Loan and Security Agreement dated
               September 18, 1998 between Hybridon, Inc. and Silicon Valley
               Bank.
   10.33(9)    Fourth Amendment to Loan and Security Agreement dated
               October 30, 1998, effective as of September 29, 1998 between
               Hybridon, Inc. and Silicon Valley Bank.
   10.34(12)   Fifth Amendment to Loan and Security Agreement dated
               December 4, 1998 between Hybridon, Inc. and Silicon Valley
               Bank.
   10.35(5)    Warrant issued to Silicon Valley Bank to purchase 65,000
               shares of Common Stock dated as of December 31, 1996.
   10.36(5)    Registration Rights Agreement dated as of December 31, 1996 between the Registrant and Silicon Valley Bank.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  +10.37(5)    Supply and Sales Agreement dated as of September 1, 1996
               between the Registrant and P.E. Applied Biosystems.
   10.38(2)    Registration Rights Agreement dated as of March 26, 1997
               between Forum Capital Markets LLC and the Registrant.
   10.39(2)    Warrant Agreement dated as of March 26, 1997 between Forum
               Capital Markets LLC and the Registrant.
  +10.40(6)    Amendment No. 1 to License Agreement, dated as of February
               21, 1990 and restated as of September 8, 1993, by and
               between the Worcester Foundation for Biomedical Research,
               Inc. and the Registrant, dated as of November 26, 1996.
   10.41(10)   Letter Agreement dated May 12, 1997 between the Registrant and Pillar S.A. amending the Consulting Agreement dated as of March 1, 1994 between the Registrant and Pillar S.A.
   10.42(10)   Amendment dated July 15, 1997 to the Series G Convertible
               Preferred Stock and Warrant Purchase Agreement dated as of
               September 9, 1994 among the Registrant and certain
               purchasers, as amended.
   10.43(1)    Consent Agreement dated January 15, 1998 between Silicon
               Valley Bank and the Registrant relating to the Silicon
               Agreement.
   10.44(11)   Letter Agreement between the Registrant and Forum Capital
               Markets LLC and Pecks Management Partners Ltd. for the
               purchase of the Loan and Security Agreement with Silicon
               Valley Bank.
   10.45(7)    Financial Advisory Agreement between Registrant and Pillar
               Investments Ltd. dated May 5, 1998.
   10.46(7)    Placement Agency Agreement between Registrant and Pillar
               Investments Ltd. dated as of January 15, 1998.
+++10.47(12)   Licensing Agreement dated March 12, 1999 by and between
               Hybridon, Inc. and Integrated DNA Technologies, Inc.
+++10.48(13)   Licensing Agreement dated September 7, 1999 by and between
               Hybridon, Inc. and Genzyme Corporation.
   10.49(13)   Form of loan agreement relating to a loan in the amount of
               $454,901 made to Hybridon, Inc. in October 1999 by various parties.
   10.50(13)   Form of promissory note relating to a loan in the amount of
               $454,901 made to Hybridon, Inc. in October 1999 by various parties.
   10.51(13)   Loan Agreement dated as of September 1, 1999, between
               Hybridon, Inc. and E. Andrews Grinstead, III.
   10.52(13)   Term promissory note in the amount of $500,000 dated
               September 1, 1999, by Hybridon, Inc. in favor of E. Andrews
               Grinstead, III.
   10.53(13)   Term promissory note in the amount of $500,000 dated
               September 27, 1999, by Hybridon, Inc. in favor of E. Andrews
               Grinstead, III.
   10.54(11)   Subordination and Intercreditor Agreement by and among
               Hybridon, the holders of Notes due 2002, Forum and entities advised by Pecks, dated as of December 7, 1999.
   10.55(11)   Letter Agreement between Hybridon and Pillar Investments
               dated December 10, 1999.
   10.56(11)   Form of Subscription Agreements dated as of December 13,
               1999, by and among Hybridon and the purchasers of Notes due
               2002.
   10.57(11)   First Amended and Restated Subordination and Intercreditor
               Agreement by and among Hybridon, the holders of Notes due
               2002, Forum and entities advised by Pecks.
   10.58(11)   License Agreement dated September 20, 2000 by and between
               Hybridon and Boston Biosystems, Inc.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.59(11)   Assignment of Coexclusive License dated September 20, 2000 by and between Hybridon and the Public Health Service.
   10.60(11)   Oligonucleotide Purification Patent License Agreement dated
               September 20, 2000 by and between Hybridon and Boston
               Biosystems, Inc.
   10.61(14)   Asset Purchase Agreement dated June 29, 2000 by and between
               Hybridon and Boston Biosystems, Inc.
+++10.62(11)   Assignment of Patent Rights dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.
+++10.63(11)   PNT Monomer Patent License and Option Agreement dated
               September 20, 2000 by and between Hybridon and Boston
               Biosystems, Inc.
+++10.64(11)   Agreement Relating to Patents Forming Part of Acquired
               Assets but to be Licensed Back to Hybridon for the Purposes
               of OriGenix Agreements dated September 20, 2000 by and
               between Hybridon and Boston Biosystems, Inc.
 ++10.65       E. Andrews Grinstead Settlement Letter.
   10.66       Agreement dated March 28, 2001 by and between Hybridon,
               Founders Financial Group, Pecks Management Partners L.T.D.
               and General Motors Investment Management Corporation, in its
               capacity as Trustee for the General Motors Employees Global
               Trust Group.
   10.67       Stock Purchase Agreement by and between Paul Capital
               Partners L.P. and PCP Associates and Hybridon dated March
               30, 2001.
   10.68       Agreement and Mutual Release between Hybridon and
               MethylGene, Inc. dated March 21, 2001.
   10.69       Offer to Exchange Series B Preferred Stock of Hybridon dated
               March 5, 2001.
   21.1(2)     Subsidiaries of the Registrant.
   23.1        Consent of Arthur Andersen LLP.
   23.2(11)    Consent of McDonnell Boehnen Hulbert & Berghoff.

---------------
 (1) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(14) Incorporated by reference to the Registrant's Proxy Statement dated August 8, 2000.

+ Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

+++ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April 2001.

                                          Hybridon, Inc.

                                          By:      /s/ SUDHIR AGRAWAL
                                            ------------------------------------
                                                  Sudhir Agrawal, D. Phil.
                                                    President and Acting
                                                  Chief Executive Officer

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                 /s/ SUDHIR AGRAWAL                        President, Acting Chief       April 12, 2001
-----------------------------------------------------         Executive Officer
              Sudhir Agrawal, D. Phil.                       (Principal Executive
                                                            Officer) and Director

               /s/ JAMES B. WYNGAARDEN                     Chairman of the Board of      April 12, 2001
-----------------------------------------------------             Directors
              James B. Wyngaarden, M.D.

               /s/ ROBERT G. ANDERSEN                    Chief Financial Officer and     April 12, 2001
-----------------------------------------------------    Vice President of Operations
                 Robert G. Andersen                              and Planning

                 /s/ NASSER MENHALL                                Director              April 12, 2001
-----------------------------------------------------
                   Nasser Menhall

                /s/ PAUL C. ZAMECNIK                               Director              April 12, 2001
-----------------------------------------------------
               Paul C. Zamecnik, M.D.

                 /s/ YOUSSEF EL-ZEIN                               Director              April 12, 2001
-----------------------------------------------------
                   Youssef El-Zein

                 /s/ ARTHUR W. BERRY                               Director              April 12, 2001
-----------------------------------------------------
                   Arthur W. Berry

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ C. KEITH HARTLEY                               Director              April 12, 2001
-----------------------------------------------------
                  C. Keith Hartley

                 /s/ CAMILLE CHEBEIR                               Director              April 12, 2001
-----------------------------------------------------
                   Camille Chebeir

                        HYBRIDON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hybridon, Inc.:

     We have audited the accompanying consolidated balance sheets of Hybridon, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Hybridon, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybridon, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 12, 2001

                        HYBRIDON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            2000
                                                              -------------   -------------
Current Assets:
  Cash and cash equivalents.................................  $   2,551,671   $   1,532,155
  Short-term investments....................................             --       2,000,000
  Receivables...............................................        196,528         337,403
  Prepaid expenses and other current assets.................        101,914          71,616
                                                              -------------   -------------
         Total current assets...............................      2,850,113       3,941,174
                                                              -------------   -------------
Property and equipment, at cost:
  Leasehold improvements....................................        150,342         150,342
  Laboratory equipment and other............................      5,249,621       5,236,299
                                                              -------------   -------------
                                                                  5,399,963       5,386,641
  Less -- Accumulated depreciation and amortization.........      5,229,514       5,295,963
                                                              -------------   -------------
                                                                    170,449          90,678
                                                              -------------   -------------
Other assets:
  Deferred financing costs and other assets.................      1,325,149         969,631
  Restricted cash...........................................             --       5,000,000
  Note receivable from officer..............................        270,050              --
                                                              -------------   -------------
                                                                  1,595,199       5,969,631
                                                              -------------   -------------
Net assets from discontinued operations.....................      6,101,518              --
                                                              -------------   -------------
                                                              $  10,717,279   $  10,001,483
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.........................  $   6,000,000   $   6,000,000
  Accounts payable..........................................      1,263,943       1,084,330
  Accrued expenses..........................................      2,119,864       1,094,735
                                                              -------------   -------------
         Total current liabilities..........................      9,383,807       8,179,065
                                                              -------------   -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE...................      1,306,000       1,306,000
                                                              -------------   -------------
8% CONVERTIBLE NOTES PAYABLE................................      6,099,775       8,046,420
                                                              -------------   -------------
Commitments and Contingencies (Notes 7, 10 and 14)
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value --
    Authorized -- 5,000,000 shares
    Series A convertible preferred stock --
      Designated -- 1,500,000 shares
      Issued and outstanding -- 661,856 and 626,170 shares
     at December 31, 1999 and 2000, respectively
     (liquidation preference of $63,592,143 at December 31,
     2000)..................................................          6,618           6,262
  Common stock, $0.001 par value --
    Authorized -- 100,000,000 shares
    Issued and outstanding -- 16,260,722 and 18,382,237
    shares at December 31, 1999 and 2000, respectively......         16,261          18,382
Additional paid-in capital..................................    247,813,331     252,645,636
Accumulated deficit.........................................   (253,183,130)   (260,193,046)
Deferred compensation.......................................       (725,383)         (7,236)
                                                              -------------   -------------
         Total stockholders' deficit........................     (6,072,303)     (7,530,002)
                                                              -------------   -------------
                                                              $  10,717,279   $  10,001,483
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        HYBRIDON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1998            1999           2000
                                                    ------------    ------------    -----------
Revenues:
  Service revenue.................................  $    375,000    $    365,000    $    82,500
  Research and development........................     1,099,915         600,000        179,277
  Royalty and other income........................            --         122,544         82,826
  Interest income.................................       148,067          92,202        228,695
                                                    ------------    ------------    -----------
          Total revenues..........................     1,622,982       1,179,746        573,298
                                                    ------------    ------------    -----------
Operating expenses:
  Research and development........................    14,182,952       5,783,092      3,620,203
  General and administrative......................     6,572,502       3,663,811      3,184,017
  Interest........................................     2,819,659         683,134      2,153,831
                                                    ------------    ------------    -----------
          Total operating expenses................    23,575,113      10,130,037      8,958,051
                                                    ------------    ------------    -----------
     Loss from continuing operations..............   (21,952,131)     (8,950,291)    (8,384,753)
     Income (loss) from discontinued operations...    (4,028,242)     (1,552,751)     5,462,154
                                                    ------------    ------------    -----------
Loss before extraordinary gain....................   (25,980,373)    (10,503,042)    (2,922,599)
Extraordinary item:
  Gain on conversion of 9% convertible
     Subordinated notes payable...................     8,876,685              --             --
                                                    ------------    ------------    -----------
Net loss..........................................   (17,103,688)    (10,503,042)    (2,922,599)
Accretion of preferred stock dividend.............    (2,689,048)     (4,232,251)    (4,087,317)
                                                    ------------    ------------    -----------
Net loss applicable to common stockholders........  $(19,792,736)   $(14,735,293)   $(7,009,916)
                                                    ============    ============    ===========
Basic and diluted net loss per common share from:
  Continuing operations...........................  $      (1.85)   $      (0.57)   $     (0.48)
  Discontinued operations.........................         (0.34)          (0.10)          0.31
  Extraordinary gain..............................          0.75              --             --
                                                    ------------    ------------    -----------
  Net loss per share..............................         (1.44)          (0.66)         (0.17)
  Accretion of preferred stock dividends..........         (0.23)          (0.27)         (0.23)
                                                    ------------    ------------    -----------
  Net loss per share applicable to common
     stockholders.................................  $      (1.67)   $      (0.93)   $     (0.40)
                                                    ============    ============    ===========
Shares used in computing basic and diluted net
  loss per common share...........................    11,859,350      15,810,664     17,418,233
                                                    ============    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HYBRIDON, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   SERIES A
                                                  CONVERTIBLE
                                                PREFERRED STOCK          COMMON STOCK
                                              -------------------   -----------------------
                                              NUMBER                  NUMBER                   ADDITIONAL
                                                OF      $0.01 PAR       OF       $0.001 PAR     PAID-IN       ACCUMULATED
                                              SHARES      VALUE       SHARES       VALUE        CAPITAL         DEFICIT
                                              -------   ---------   ----------   ----------   ------------   -------------
BALANCE, DECEMBER 31, 1997..................                         5,059,650    $ 5,060     $173,695,698   $(218,655,101)
Issuance of Series A convertible preferred
 stock and attached warrants in exchange for
 conversion of 9% convertible subordinated
 notes payable and accrued interest, net of
 issuance costs of $1,195,398...............  510,504    $5,105             --         --       38,729,489              --
Issuance of common stock and attached
 warrants in exchange for conversion of
 accounts payable and other obligations.....      --         --      3,217,154      3,217        5,931,341              --
Issuance of Series A convertible preferred
 stock......................................  114,285     1,143             --         --        7,998,817              --
Issuance of common stock to placement
 agent......................................      --         --        597,699        598        1,194,800              --
Issuance of common stock and attached
 warrants in exchange for conversion of
 convertible notes payable, net of issuance
 cost of $566,167...........................      --         --      3,157,322      3,157        4,230,676              --
Issuance of common stock and attached
 warrants, net of issuance costs of
 $1,069,970.................................      --         --      3,223,000      3,223        6,873,453              --
Issuance of common stock for services
 rendered...................................      --         --         50,000         50           93,700              --
Deferred compensation related to grants of
 stock options to nonemployees, net of
 terminations...............................      --         --             --         --          109,734              --
Issuance of warrants in connection with
 notes payable..............................      --         --             --         --           85,433              --
Accretion and issuance of Series A
 convertible preferred stock dividends......  16,470        165             --         --        2,688,883      (2,689,048)
Amortization of deferred compensation.......      --         --             --         --               --              --
Net loss....................................      --         --             --         --               --     (17,103,688)
                                              -------    ------     ----------    -------     ------------   -------------
BALANCE, DECEMBER 31, 1998..................  641,259     6,413     15,304,825     15,305      241,632,024    (238,447,837)
Issuance of common stock to placement
 agents.....................................      --         --        460,000        460          999,540              --
Conversion of Series A convertible preferred
 stock into common stock....................  (21,076)     (211)       495,897        496             (285)             --
Issuance of warrants in connection with
 notes payable..............................      --         --             --         --          547,328              --
Accretion and issuance of Series A
 convertible preferred stock dividends......  41,673        416             --         --        4,231,835      (4,232,251)
Fair value of stock options to
 nonemployees...............................      --         --             --         --          402,889              --
Amortization of deferred compensation.......      --         --             --         --               --              --
Net loss....................................      --         --             --         --               --     (10,503,042)
                                              -------    ------     ----------    -------     ------------   -------------
BALANCE, DECEMBER 31, 1999..................  661,856     6,618     16,260,722     16,261      247,813,331    (253,183,130)
Exercise of common stock options............      --         --        335,240        336          167,287              --
Retirement of common stock..................      --         --       (250,000)      (250)              --              --
Cancellation of stock options...............      --         --             --         --          (50,781)             --
Revaluation of stock options issued to non-
 employees..................................      --         --             --         --         (449,665)             --
Accretion and issuance of Series A
 convertible preferred stock dividends......  41,363        414             --         --        4,086,903      (4,087,317)
Issuance of stock options to
 non-employees..............................      --         --             --         --          117,523              --
Issuance of warrants in connection with line
 of credit..................................      --         --             --         --          731,136              --
Conversion of line of credit into common
 stock......................................      --         --        214,043        214          230,953              --
Conversion of Series A convertible preferred
 stock into common stock....................  (77,049)     (770)     1,822,232      1,821           (1,051)             --
Amortization of deferred compensation.......      --         --             --         --               --              --
Net loss....................................      --         --             --         --               --      (2,922,599)
                                              -------    ------     ----------    -------     ------------   -------------
BALANCE, DECEMBER 31, 2000..................  626,170    $6,262     18,382,237    $18,382     $252,645,636   $(260,193,046)
                                              =======    ======     ==========    =======     ============   =============


                                                                TOTAL
                                                             STOCKHOLDERS
                                                DEFERRED        EQUITY
                                              COMPENSATION    (DEFICIT)
                                              ------------   ------------
BALANCE, DECEMBER 31, 1997..................  $(1,093,837)   $(46,048,180)
Issuance of Series A convertible preferred
 stock and attached warrants in exchange for
 conversion of 9% convertible subordinated
 notes payable and accrued interest, net of
 issuance costs of $1,195,398...............           --      38,734,594
Issuance of common stock and attached
 warrants in exchange for conversion of
 accounts payable and other obligations.....           --       5,934,558
Issuance of Series A convertible preferred
 stock......................................           --       7,999,960
Issuance of common stock to placement
 agent......................................           --       1,195,398
Issuance of common stock and attached
 warrants in exchange for conversion of
 convertible notes payable, net of issuance
 cost of $566,167...........................           --       4,233,833
Issuance of common stock and attached
 warrants, net of issuance costs of
 $1,069,970.................................           --       6,876,676
Issuance of common stock for services
 rendered...................................           --          93,750
Deferred compensation related to grants of
 stock options to nonemployees, net of
 terminations...............................     (109,734)             --
Issuance of warrants in connection with
 notes payable..............................           --          85,433
Accretion and issuance of Series A
 convertible preferred stock dividends......           --              --
Amortization of deferred compensation.......      246,444         246,444
Net loss....................................           --     (17,103,688)
                                              -----------    ------------
BALANCE, DECEMBER 31, 1998..................     (957,127)      2,248,778
Issuance of common stock to placement
 agents.....................................           --       1,000,000
Conversion of Series A convertible preferred
 stock into common stock....................           --              --
Issuance of warrants in connection with
 notes payable..............................           --         547,328
Accretion and issuance of Series A
 convertible preferred stock dividends......           --              --
Fair value of stock options to
 nonemployees...............................           --         402,889
Amortization of deferred compensation.......      231,744         231,744
Net loss....................................           --     (10,503,042)
                                              -----------    ------------
BALANCE, DECEMBER 31, 1999..................     (725,383)     (6,072,303)
Exercise of common stock options............           --         167,623
Retirement of common stock..................           --            (250)
Cancellation of stock options...............       50,781              --
Revaluation of stock options issued to non-
 employees..................................      449,665              --
Accretion and issuance of Series A
 convertible preferred stock dividends......           --              --
Issuance of stock options to
 non-employees..............................           --         117,523
Issuance of warrants in connection with line
 of credit..................................           --         731,136
Conversion of line of credit into common
 stock......................................           --         231,167
Conversion of Series A convertible preferred
 stock into common stock....................           --              --
Amortization of deferred compensation.......      217,701         217,701
Net loss....................................           --      (2,922,599)
                                              -----------    ------------
BALANCE, DECEMBER 31, 2000..................  $    (7,236)   $ (7,530,002)
                                              ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        HYBRIDON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1998            1999           2000
                                                              ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(17,103,688)   $(10,503,042)   $(2,922,599)
  Income (loss) from discontinued operations................    (4,028,242)     (1,552,751)     5,462,154
                                                              ------------    ------------    -----------
  Loss from continuing operations...........................   (13,075,446)     (8,950,291)    (8,384,753)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Extraordinary gain on exchange of 9% convertible
      subordinated notes payable............................    (8,876,685)             --             --
    Depreciation and amortization...........................     2,120,212         394,381        115,403
    Compensation expense related to the issuance of stock
      options...............................................            --              --        117,523
    Amortization of deferred compensation...................       246,444         634,633        217,701
    Amortization of deferred financing costs................       160,813         123,140        456,919
    Interest expense related to the issuance of common stock
      warrants..............................................            --              --        731,136
    Non cash interest expense...............................            --          65,485        151,077
    Issuance of common stock for services rendered..........        93,750              --             --
    Changes in operating assets and liabilities --
      Receivables...........................................      (511,652)        114,694       (140,875)
      Prepaid expenses and other current assets.............       894,998         209,341         30,298
      Note receivable from officer..........................       (11,400)        (11,400)            --
      Accounts payable and accrued expenses.................      (276,463)     (1,153,013)      (935,000)
                                                              ------------    ------------    -----------
        Net cash used in continuing operating activities....   (19,235,429)     (8,573,030)    (7,640,571)
                                                              ------------    ------------    -----------
        Net cash provided by (used in) discontinued
          operations........................................    (4,090,858)       (130,581)      (162,472)
                                                              ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets..................................            --              --       (101,401)
  Purchases of short-term investments.......................            --              --     (2,000,000)
  Proceeds from sale of discontinued operations.............            --              --     11,726,144
  Purchases of property and equipment.......................       114,576          (8,303)       (35,572)
  Proceeds from sale of property and equipment..............       714,400              --             --
  Proceeds from sale of real estate partnership.............     5,450,000              --             --
                                                              ------------    ------------    -----------
        Net cash (used in) provided by investing
          activities........................................     6,278,976          (8,303)     9,589,171
                                                              ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Series A convertible
    preferred stock.........................................     7,999,960              --             --
  Net proceeds from issuance of common stock................     6,876,676              --        167,623
  Net borrowings under line of credit.......................            --              --        231,167
  Proceeds from notes payable...............................     6,000,000              --             --
  Proceeds from issuance of convertible notes payable and
    warrants................................................     4,233,833       4,534,290      1,795,566
  Proceeds from related party notes payable.................            --       1,500,000             --
  Payments on long-term debt................................    (7,234,300)             --             --
  Increase in deferred financing costs......................      (400,000)       (378,587)            --
  (Increase) decrease in restricted cash and other assets...     2,976,822              --     (5,000,000)
                                                              ------------    ------------    -----------
        Net cash provided by (used in) financing
          activities........................................    20,452,991       5,655,703     (2,805,644)
                                                              ------------    ------------    -----------
Net (decrease) increase in cash and cash equivalents........     3,405,680      (3,056,211)    (1,019,516)
Cash and cash equivalents, beginning of period..............     2,202,202       5,607,882      2,551,671
                                                              ------------    ------------    -----------
Cash and cash equivalents, end of period....................  $  5,607,882    $  2,551,671    $ 1,532,155
                                                              ============    ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HYBRIDON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) ORGANIZATION

     Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based primarily on antisense technology.

     Since inception, the Company has been primarily engaged in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on the antisense mechanism. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products business prior to the disposal thereof.

     On September 21, 2000, the Company completed the sale (see Note 14) of its Hybridon Specialty Products business to a subsidiary of Avecia, Inc. (Avecia) of Manchester, United Kingdom, for up to $15.0 million, referred to as the HSP sale.

     The Company believes that its existing cash resources and the additional funds to be received upon consummation of the transactions discussed in Note 15 will be sufficient to fund operations through December 31, 2001. The Company will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates

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

  (b) Principles of Consolidation

     The accompanying consolidated financial statements include the results of the Company and its subsidiary Hybridon S.A., an inactive French corporation. The consolidated financial statements also reflect the Company's approximately 22% interest in MethylGene, Inc., and the Company's approximately 28% interest in OriGenix Technologies Inc., both Canadian corporations that are accounted for under the equity method (see Notes 7 and 8, respectively). All material intercompany balances and transactions have been eliminated in consolidation.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

  (c) Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 1999 and 2000 consist of the following (at amortized cost, which approximates fair market value):

                                                            DECEMBER 31
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Cash and cash equivalents* --
  Cash and money market funds.......................  $  505,794    $  238,327
  Corporate bond....................................   2,045,877     1,293,828
                                                      ----------    ----------
          Total cash and cash equivalents...........  $2,551,671    $1,532,155
                                                      ==========    ==========

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's short-term investments are classified as held-to-maturity and are recorded at amortized cost. At December 31, 2000 the Company's short-term investments consisted of corporate bonds, which mature in January 2001.
---------------

* Does not include restricted cash of $5,000,000 at December 31, 2000 (see Note 4(f)).

  (d) Depreciation and Amortization

     Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                                                                ESTIMATED
                    ASSET CLASSIFICATION                       USEFUL LIFE
                    --------------------                      -------------
Leasehold improvements......................................  Life of lease
Laboratory equipment and other..............................  3 - 5 years

  (e) Accrued Expenses

     At December 31, 1999 and 2000, accrued expenses consist of the following:

                                                            DECEMBER 31
                                                      ------------------------
                                                         1999          2000
                                                      ----------    ----------
Payroll and related costs...........................  $  552,710    $  127,856
Other...............................................   1,567,154       966,879
                                                      ----------    ----------
                                                      $2,119,864    $1,094,735
                                                      ==========    ==========

  (f) Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

  (g) Revenue Recognition

     The Company has recorded revenue under the consulting and research agreements discussed in Notes 7 and 8. Revenue is recognized as earned on the straight-line basis over the term of the agreement, which approximates when work is performed and costs are incurred. Revenues from service sales are recognized when the services are performed. Service revenues include drug development, clinical research, bio-analytical

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

work and information services, which include access to research, pre-clinical and clinical information and data from the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with SAB No. 101.

  (h) Financial Instruments

     Statement of Financial Accounting Standards SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates, The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

  (i) Concentration of Credit Risk and Significant Customers

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of accounts receivable. As of December 31, 2000, accounts receivable consists of approximately $337,000 relating to Avecia's minimum purchase requirement (see Note 14).

  (j) Comprehensive Loss

     The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is the same as the reported net loss for all periods presented.

  (k) Net Loss per Common Share

     The Company applies SFAS No 128, Earnings per Share. Under SFAS No. 128, basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities, which consist of stock options, warrants and convertible preferred stock and convertible debt instruments (on an as-converted basis) that are not included in diluted net loss per common share were 30,312,133, 45,557,695 and 49,098,529 for 1998, 1999 and 2000, respectively.

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

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and substantially all assets are located in the United States.

  (m) New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In addition, the Emerging Issues Task Force (EITF) has issued a number of derivative-related tentative and final consensuses. The Company does not expect the adoption of any of these new standards to have a material impact on its consolidated financial statements or results of operation.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees in certain situations, as defined. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 but before the effective date. To the extent that events covered by this interpretation occur during the period after December 31, 1998 but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (i) no adjustments would be made to the consolidated financial statements before the effective date and (ii) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have any effect on the Company's consolidated financial statements or results of operations. The adoption of FIN 44 will affect the accounting for stock options repriced during fiscal year 1999 (see Note 9(f)).

(3) NOTE RECEIVABLE FROM OFFICER

     At December 31, 1999, the Company had a note receivable and accrued interest from an officer of $270,050, with an interest rate of 6.0% per annum. The Company forgave the note in 2000 and charged this amount to general and administrative expense.

(4) LONG-TERM DEBT

  (a) Note Payable

     During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC, which is now Founders Financial Group, L.P. (Founders), and certain investors associated with Pecks Management Partners Ltd. (Pecks). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at Pecks' and Founders' option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share, a premium to fair value at date of issuance, and (v) the note requires minimum liquidity, as defined, of $2,000,000. The Company has classified the outstanding balance of $6,000,000 at December 31, 1999 and 2000 as a current liability in the accompanying consolidated balance sheets as it does not currently have the financing to remain in compliance with the financial covenants. In connection with the issuance of the note payable, Forum received a fee of $400,000, which was reinvested by Founders to purchase 160,000 shares of

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

common stock with 40,000 attached warrants at an exercise price of $3.00 per share. The Company has recorded the $400,000 as a deferred financing cost, which will be amortized to interest expense over the term of the note. As an additional fee, Forum received warrants to purchase 133,333 shares of common stock of the Company at $3.00 per share. The Company computed the value of the warrants to be $85,433, by using the Black-Scholes option pricing model. The Company has recorded this $85,433 as a deferred financing cost, which will be amortized to interest expense over the term of the note. See Note 15 for subsequent events.

  (b) Capital Lease Obligations

     The Company had entered into various capital leases for equipment. During 1998, the Company settled its capital lease obligations in full through the issuance of common stock and warrants (see Note 9(b)).

  (c) 9% Convertible Subordinated Notes Payable

     On April 2, 1997, the Company issued $50,000,000 of 9% convertible subordinated notes Payable (9% Notes). Under the terms of the 9% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of April 1, 2004. If the 9% Notes are converted prior to April 1, 2000, the noteholders are entitled to receive accrued interest from the date of the most recent interest payment through the conversion date. The 9% Notes are subordinate to substantially all of the Company's existing indebtedness. The 9% Notes are convertible at any time prior to the maturity date at a conversion price equal to $35.0625 per share, a premium to fair value at the date of issuance, subject to adjustment under certain circumstances, as defined.

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

     On May 5, 1998, holders of $48,694,000 of principal and $2,361,850 of accrued interest tendered such principal and accrued interest on the 9% Notes to the Company for 510,505 shares of Series A convertible preferred stock and warrants to purchase 3,002,958 shares of common stock with an exercise price of $4.25 per share. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary gain of $8,876,685 related to the exchange. The extraordinary gain represents the difference between the carrying value of the 9% Notes plus accrued interest, less $2,249,173 of deferred financing costs written off, and the fair value of the Series A convertible preferred stock, as determined by the per share sales price of Series A convertible preferred stock sold in the 1998 Unit Financing (see Note 9(b)), and warrants to purchase common stock issued by the Company. As of December 31, 2000, $1,306,000 of 9% Notes are outstanding.

  (d) 8% Convertible Notes Payable

     In December 1999, the Company completed an offering of the 8% Convertible Notes Payable (8% Notes). As of December 31, 1999, the Company had received approximately $5.7 million in principal with respect to the 8% Notes. Subsequent to December 31, 1999, the Company received approximately an additional $1.2 million in principal of 8% Notes. In connection with the closing of the 8% Notes in December, the Company converted the outstanding balance of the promissory notes payable to the Company's chief executive officer into 8% Notes (see Note 4(e)). Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30,

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock, fair value at the commitment date, the "Conversion Ratio," subject to adjustment under certain circumstances, as defined. If the 8% Notes are prepaid before the maturity date, all noteholders are entitled to receive a warrant to purchase the number of shares of common stock equal to the number of shares of common stock that would be issued using the Conversion Ratio. As of December 31, 2000, $8,046,420 of 8% Notes are outstanding.

     In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At December 31, 2000 the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%. On July 10, 2000, the holders of the 8% notes entered into an amendment (See Note 4(f)) to the Subordination and Intercreditor Agreement.

     In addition, in connection with the issuance of the 8% Notes, the holders of the note payable to Pecks and Founders (see Note 4(a)) received a warrant to purchase 2,750,000 shares of the Company's common stock at $0.60 per share. The warrant was granted as consideration to Pecks and Founders for relinquishing their seniority upon liquidation of the Company to the holders of the 8% Notes. The Company computed the value of the warrants to be $547,328, by using the Black-Scholes option pricing model. The Company has recorded the $547,328 as a deferred financing cost, which will be amortized to interest expense over the term of the 8% Notes.

     See Note 15 for subsequent events.

  (e) Related Party Notes Payable

     During September 1999, the Company entered into two $500,000 promissory notes payable to the Company's chief executive officer. During November 1999, the Company entered into an additional $500,000 promissory note payable to its chief executive officer. In connection with the issuance of the 8% Notes (see
Note 4(d)), the Company converted the principal balance of $1,500,000, and the accrued but unpaid interest of $46,502 into 8% Notes.

  (f) $2.0 Million Line of Credit

     On May 30, 2000, the Company entered into a line of credit agreement pursuant to which the $2.0 million line of credit lenders agreed to provide the Company with a line of credit (see Note 1). The $2.0 million line of credit was intended to provide the Company with working capital pending the closing of the HSP sale. On July 10, 2000 and August 10, 2000, the Company drew down approximately $0.5 million each of these dates under the $2.0 million line of credit, representing a total draw down of $1.0 million.

     On September 28, 2000, following the close of the sale of HSP, the Company received a Notice of Repayment from the $2.0 million line of credit lenders and repaid approximately $0.8 million of principal and interest in cash and $0.2 million of principal and interest in equivalent shares of common stock (214,043 shares) at $1.08 per share, a premium to fair value at the date of the line of credit agreement, in October 2000, pursuant to the terms of the original agreement. The Company has no additional borrowing capacity under this $2.0 million line of credit.

     The $2.0 million line of credit lenders, the holders of the 8% Convertible Notes (Note 4(d)), and the Lender (Note 4(a)) on July 10, 2000 entered into an amendment to the Subordination and Intercreditor Agreement. In the Subordination and Intercreditor Agreement, as amended all parties agreed to release their

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

lien on the portion of the collateral that includes assets to be conveyed in the HSP sale (Note 14). In return for this partial release, the Company undertook in the Subordination and Intercreditor Agreement, as amended, that upon consummation of the HSP sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Convertible Notes and the $2.0 million line of credit lenders. The amount of the pledge will be reduced as the Company's obligations are converted to equity or repaid. The Company is entitled to collect and keep interest income generated by the money market account. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the HSP sale.

     In connection with the $2.0 million line of credit, the Company has agreed
(i) to issue to the representatives of the $2.0 million line of credit lenders warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.08 per share and (ii) to issue to the $2.0 million line of credit lenders, proportionate to their respective interests in the $2.0 million line of credit, warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.08 per share. The Company computed the value of the warrants to be $731,136, using the Black-Scholes option pricing model. The Company has amortized this amount to interest expense over the term of the $2.0 million line of credit.

(5) G.D. SEARLE & CO. AGREEMENT

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

     During 1998 and 1999, the Company earned $600,000 each year, in research and development revenues from Searle. Under the collaboration, Searle also purchased 200,000 shares of common stock in the Company at the offering price of $50.00 per share.

(6) LICENSING AGREEMENT

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

(7) INVESTMENT IN METHYLGENE, INC.

     In January 1996, the Company and institutional investors formed a Quebec company, MethylGene, Inc. to develop and market certain compounds and procedures to be agreed upon by the Company and MethylGene.

     The Company has granted to MethylGene exclusive worldwide licenses and sublicenses in respect of technology relating to the MethylGene fields. These fields are defined as (i) antisense compounds for the treatment of any disease which act by inhibiting the production of DNA methyltransferase; (ii) other methods of inhibiting DNA methyltransferase and (iii) antisense compounds to inhibit up to two additional molecular targets, to be agreed upon by the Company and MethylGene.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

     The Company acquired a 49% interest in MethylGene for approximately $734,000 and the Canadian investors acquired a 51% interest in MethylGene for a total of approximately $5,500,000. Subsequently, MethylGene has raised additional proceeds from outside investors that reduced the Company's ownership interest to 22%.

     In May 1998, this agreement was amended to grant MethylGene a nonexclusive right to use any and all antisense chemistries discovered by the Company or any of its affiliates for a period commencing on May 5, 1998 and ending on the earlier of (i) the effective date of termination by MethylGene of its contract for development services to be provided by the Company; (ii) May 5, 1999, unless MethylGene exercises its option to continue contracting for development services provided by the Company or (iii) May 5, 2000. As additional consideration for this nonexclusive right, MethylGene is required to pay the Company milestone amounts, as defined, and transfer 300,000 shares of MethylGene's Class B shares to the Company. The Company has placed no value on these shares. During 1998, 1999 and 2000, the Company recognized $875,000, $285,000 and $72,500, respectively, of revenue related to this agreement.

     On September 21, 2000, the Company sold its HSP business (Note 14). Prior to such sale, the Company supplied MethylGene with its synthetic DNA supply needs. During 1998, 1999 and 2000, the Company recognized $810,932, $1,641,889 and $25,695, respectively, of product revenue from sales to MethylGene in discontinued operations. In connection with the HSP sale, the purchaser now supplies MethylGene with synthetic DNA. Also, the Company sold MethylGene a worldwide, royalty free, paid-up license to manufacture their compounds. The Company recognized approximately $179,000 of revenue in 2000, related to this license sale. The Company's supply agreement to MethylGene was directly part of in its original license agreement to MethylGene. MethylGene has created a separate license agreement, whereby the Company receives a credit for orders placed by MethylGene with Avecia Biotechnology for its supply needs, as discussed in Note 14.

     See Note 15 for subsequent events.

(8) ORIGENIX TECHNOLOGIES, INC.

     In January 1999, the Company and certain institutional investors formed a Montreal company, OriGenix to develop and market drugs for the treatment of infectious diseases.

     The Company received a 49% interest in OriGenix in exchange for certain research and development efforts previously undertaken by the Company that were made available to OriGenix. The Company also licensed certain antisense compounds and other technology to OriGenix. Subsequently, OriGenix has raised additional proceeds from institutional investors that reduced the Company's ownership interest to 28%. The institutional investors acquired a 51% interest in OriGenix for a total of approximately $4.0 million. The Company accounted for their investment in OriGenix under the equity method. During 1999 and 2000, the Company recognized $80,000 and $10,000, respectively, of service revenue from sales of DNA products to OriGenix.

     On September 21, 2000, the Company sold its HSP business (Note 14). Prior to such sale, the Company supplied OriGenix with its synthetic DNA supply needs. During 1999 and 2000, the Company recognized $16,290 and $89,869, respectively, of product revenue from sales to OriGenix in discontinued operations. In connection with the sale of its synthetic DNA manufacturing assets, or HSP sale, the purchaser now supplies OriGenix with synthetic DNA. Also, the Company sold OriGenix a worldwide, royalty free, paid-up license to manufacture their compounds and amended its license agreement. The Company receives a credit for orders placed by OriGenix with Avecia, Inc. for its supply needs as discussed in
Note 14.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(9) STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Common Stock

     The Company has 100,000,000 authorized shares of common stock, $.001 par value, of which 18,382,237 shares were issued and outstanding at December 31, 2000.

  (b) 1998 Unit Financing

     On May 5, 1998, the Company completed a private offering of equity securities raising total gross proceeds of $26,681,164 from the issuance of 9,597,476 shares of common stock, 114,285 shares of Series A convertible preferred stock and warrants to purchase 3,329,486 shares of common stock at $2.40 per share. The gross proceeds include the conversion of $5,934,558 of accounts payable, capital lease obligations and other obligations into common stock. The Company incurred $1,636,137 of cash expenses related to the private offering and issued 597,699 shares of common stock and warrants to purchase 1,720,825 shares of common stock at $2.40 per share to the placement agents. The compensation received by Pillar Investment Limited (Pillar), a company affiliated with certain directors of the Company, with respect to the offshore component of the private offering consisted of (i) 9% of gross proceeds of such offshore offerings and (ii) a nonaccountable expense allowance equal to 4% of gross proceeds of such offshore offering. Pillar received $1,636,137 and warrants to purchase 1,111,630 shares of common stock at $2.40 per share.

     In addition, Pillar was entitled to 300,000 shares of common stock, in connection with its efforts in assisting the Company in restructuring its balance sheet. The Company has recorded $600,000 of general and administrative expense in the accompanying consolidated statement of operations during 1998, which represents the value of the common stock on May 5, 1998, with an offsetting amount to accrued expenses for the shares to be issued. These shares were issued in 1999.

  (c) Units Issued to Primedica Corporation

     In connection with the unit financing (see Note 9(b)), the Company issued 250,000 shares of common stock and 62,500 warrants to purchase common stock to Primedica Corporation for future services to be provided. The services shall commence upon the Company's request after (i) the Company securities are listed on a nationally recognized exchange and (ii) the average closing price of the Company's common stock is at least $2.00 per share for the 20 day trading period preceding the contract commencement date. In the event that the Company does not use these services as a result of the failure to meet the contract conditions, Primedica shall forfeit to the Company all or part of the common stock and warrants held by Primedica. The Company recorded these shares as issued and outstanding during 1998 at par value. The Company reacquired and retired these shares and cancelled the associated warrants during 2000, since the Company did not use Primedica's services.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

  (d) Warrants

     The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2000:

                                                     OUTSTANDING
                                                         AND        EXERCISE PRICE
                  EXPIRATION DATE                    EXERCISABLE      PER SHARE
                  ---------------                    -----------    --------------
December 31, 2001..................................      13,000         $34.49
April 2, 2002......................................     588,235           4.25
December 31, 2002..................................   2,750,000           0.60
May 4, 2003........................................   7,990,766           3.10
September 20, 2003.................................   1,500,000           1.08
November 30, 2003..................................     173,333           3.00
                                                     ----------
                                                     13,015,334
                                                     ==========
  Weighted average exercise price per share........                     $ 2.42
                                                                        ======

     Substantially all of such warrants were issued in connection with various equity and debt financings described herein. Pursuant to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company believes that equity classification is appropriate for all outstanding warrants.

  (e) Stock Options

     In 1990 and 1995, the Company established the 1990 Stock Option Plan and the 1995 Stock Option Plan, respectively, which provide for the grant of incentive stock options and nonqualified stock options. Options granted under these plans vest over various periods and expire no later than 10 years from the date of grant. However, under the 1990 Option Plan, in the event of a change in control, as defined in the 1990 Plan, the exercise dates of all options then outstanding shall be accelerated in full and any restrictions on exercising outstanding options issued pursuant to the 1990 Option Plan shall terminate. In October 1995, the Company terminated the issuance of additional options under the 1990 Option Plan. As of December 31, 2000, options to purchase a total of 344,880 shares of common stock remained outstanding under the 1990 Option Plan.

     A total of 700,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1995 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which in the case of incentive stock options must be at least 100% and 110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock, of the fair market value of the common stock as of the date of grant and (iv) the duration of the options which in the case of incentive stock options may not exceed 10 years. As of December 31, 2000, options to purchase a total of 608,515 shares of common stock remained outstanding under the 1995 Option Plan.

     In October 1995, the Company adopted the 1995 Director Stock Option Plan. A total of 400,000 shares of common stock may be issued upon the exercise of options granted under the Director Plan. Under the terms of the Director Plan, as amended by shareholders at the 1999 Annual Meeting, options to purchase 5,000 shares of common stock are granted to each eligible director on May 1 of each year and upon appointment to the Board. All options will vest on the first anniversary of the date of grant or, in the case of annual options, on

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

April 30 of each year with respect to options granted in the previous year. As of December 31, 2000, options to purchase a total of 120,000 shares of common stock remained outstanding under the Director Plan.

     In May 1997, the Company adopted the 1997 Stock Option Plan and has reserved and may issue up to 8,500,000 shares for the grant of incentive and nonqualified stock options. The maximum number of shares with respect to which options may be granted to any employee under the 1997 Option Plan shall not exceed 500,000 shares of common stock during any calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which in the case of incentive stock options must be at least 100% (110% in the case of incentive stock) of the fair market value of the common stock as of the date of grant and
(iv) the duration of the option, which in the case of incentive stock options may not exceed 10 years. As of December 31, 2000, options to purchase a total of 4,328,438 shares of common stock remained outstanding under the 1997 Option Plan.

     As of December 31, 2000, 4,223,807 options remain available for grant under the 1995 Option Plan, the Director Plan and the 1997 Option Plan.

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

     Stock option activity for the three years ended December 31, 2000, is summarized as follows:

                                                              WEIGHTED
                                               NUMBER      EXERCISE PRICE    AVERAGE PRICE
                                             OF SHARES       PER SHARE         PER SHARE
                                             ----------    --------------    -------------
Outstanding, December 31, 1997.............   1,190,497    $1.25 - $65.60       $36.18
  Granted..................................   2,513,000     2.00 -   3.13         2.00
  Terminated...............................    (242,765)    2.50 -  57.85        37.79
                                             ----------    --------------       ------
Outstanding, December 31, 1998.............   3,460,732     1.25 -  65.60        11.25
  Granted..................................   7,640,650     0.44 -   2.00         0.85
  Terminated...............................  (5,711,832)    0.44 -  65.60         7.53
                                             ----------    --------------       ------
Outstanding, December 31, 1999.............   5,389,550    0.50 - $  2.00         0.50
  Granted..................................   1,351,026     0.50 -   3.75         1.18
  Exercised................................    (335,240)             0.50         0.50
  Terminated...............................  (1,003,503)    0.50 -  57.85         0.82
                                             ----------    --------------       ------
Outstanding, December 31, 2000.............   5,401,833    $0.50 - $ 2.00       $ 0.67
                                             ==========    ==============       ======
Exercisable, December 31, 1998.............   1,650,021    $1.25 - $65.60       $17.13
                                             ==========    ==============       ======
Exercisable, December 31, 1999.............   2,772,099    $0.50 - $ 2.00       $ 0.50
                                             ==========    ==============       ======
Exercisable, December 31, 2000.............   3,980,476    $0.50 - $ 1.25       $ 0.60
                                             ==========    ==============       ======

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
           ----------------------------------------   ---------------------
                           WEIGHTED       WEIGHTED                WEIGHTED
                           AVERAGE         AVERAGE                 AVERAGE
                          REMAINING       EXERCISE                EXERCISE
EXERCISE               CONTRACTUAL LIFE     PRICE                   PRICE
 PRICES     NUMBER         (YEARS)        PER SHARE    NUMBER     PER SHARE
--------   ---------   ----------------   ---------   ---------   ---------
0$.50..    4,111,833         7.25           $0.50     3,340,080     $0.50
1.06..       500,000         9.00            1.06       434,715      1.06
1.25..       750,000         9.45            1.25       205,681      1.25
1.75..         5,000         9.36            1.75            --        --
2.00..        35,000         9.33            2.00            --        --
           ---------         ----           -----     ---------     -----
           5,401,833         7.74           $0.67     3,980,476     $0.60
           =========         ====           =====     =========     =====

     In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company will measure the fair value of nonemployee options as they vest using the Black-Scholes option pricing model. The Company has recorded compensation expense of $246,444, $231,744 and $217,701 in 1998, 1999 and 2000, respectively, related to grants to nonemployees.

     The Company has computed the pro forma disclosures require by SFAS No. 123 for all stock options and warrants granted to employees after January 1, 1995, using the Black-Scholes option pricing model. The assumptions used for the three years ended December 31, 2000 are as follows:

                                                         1998        1999        2000
                                                       --------    --------    --------
Average risk free interest rate......................      5.15%       6.12%       6.39%
Expected dividend yield..............................        --          --          --
Expected lives.......................................   6 years     6 years     6 years
Expected volatility..................................        60%         60%         90%
Weighted Average Grant Date fair value of options
  granted during the period (per share)..............  $   0.93    $   0.37    $   0.98

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The pro forma effect of applying SFAS No. 123 for the three years ended December 31, 2000 would be as follows:

                                                        1998            1999           2000
                                                    ------------    ------------    -----------
Net loss applicable to common stockholders, as
  reported........................................  $(19,792,736)   $(14,735,293)   $(7,009,916)
                                                    ============    ============    ===========
Pro forma net loss applicable to common
  stockholders, as adjusted for the effect of
  applying SFAS No. 123...........................  $(23,131,304)   $(18,647,864)   $(8,389,005)
                                                    ============    ============    ===========
Basic and Diluted net loss per common shares --
  As reported.....................................  $      (1.67)   $      (0.93)   $     (0.40)
                                                    ============    ============    ===========
  Pro forma.......................................  $      (1.95)   $      (1.18)   $     (0.48)
                                                    ============    ============    ===========

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

  (f) Repricing

     In September 1999, the Company's Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options will be subject to variable plan accounting (see Note 2(m)), as defined in FIN 44. The repriced options have been reflected as grants and cancellations in the stock option activity for the year ended December 31, 1999. FIN 44 became effective on July 1, 2000. The Company is following the provisions of FIN 44 and will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2000, the Company has not recognized any compensation expense to date related to the repriced options, as the fair market value of the Company's common stock at December 31, 2000, was below the exercise price of the repriced option.

  (g) Employee Stock Purchase Plan

     In October 1995, the Company adopted the 1995 Employee Stock Purchase Plan, under which up to 100,000 shares of common stock may be issued to participating employees of the Company, as defined, or its subsidiaries.

     On the first day of a designated payroll deduction period, the "Offering Period", the Company will grant to each eligible employee who has elected to participate in the Stock Purchase Plan an option to purchase shares of common stock as follows: the employee may authorize an amount, a whole percentage from 1% to 10% of such employee's regular pay, to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Stock Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares that is more than 15% of the employee's annualized base pay divided by 85% of the market value of a share of common stock on the commencement date of the Offering Period. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering. No shares have been issued under the Plan.

  (h) Preferred Stock

     The restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. During 1998, the Company designated 1,500,000 shares as Series A convertible preferred stock.

  (i) Series A Convertible Preferred Stock

     The rights and preferences of the Series A convertible preferred stock are as follows:

     Dividends

     The holders of the Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such share and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

authorized, fully paid and non assessable shares of Series A convertible preferred stock. In calculating the number of shares of Series A convertible preferred stock to be paid with respect to each dividend, the Series A convertible preferred stock shall be valued at $100.00 per share. During 2000, the Company recorded a total accretion of $4,087,317 for the dividend on Series A preferred stock and issued 41,363 shares of Series A convertible preferred stock as a dividend.

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

     During 2000, holders of 77,049 shares of Series A convertible preferred stock elected to convert their shares into 1,822,232 shares of the Company's common stock.

     During 1999, holders of 21,076 shares of Series A convertible preferred stock elected to convert their shares into 495,897 shares of the Company's common stock.

     Mandatory Conversion

     The Company at its option, may cause the Series A convertible preferred stock to be converted in whole or in part, on a pro rata basis, into fully paid and nonassessable shares of common stock using a conversion price equal to $4.00 if the closing bid price, as defined, of the common stock shall have equaled or exceeded 250% of the conversion price, $4.25, subject to adjustment as defined, for at least 20 trading days in any 30 consecutive trading day period ending three days prior to the date of notice of conversion, such event, the "Market Trigger".

     At any time after April 1, 2000, the Company, at its option, may redeem the Series A convertible preferred stock for cash equal to $100.00 per share plus all accrued and unpaid dividends at such time, if the Market Trigger has occurred in the period ending three days prior to the date of notice of redemption.

(10) COMMITMENTS AND CONTINGENCIES

  (a) Facilities

     The Company leases its facility on Vassar Street in Cambridge, Massachusetts, under a lease that has a 10-year term, which commenced on May 1, 1997.

     The Company vacated its Milford, Massachusetts's facility in September 2000, following the HSP Sale (see Note 14) and moved its corporate facilities to the Vassar Street facility.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

     Future approximate minimum rent payments as of December 31, 2000, under existing lease agreements through 2007, are as follows:

                      DECEMBER 31,                           AMOUNT
                      ------------                         ----------
2001.....................................................  $  637,000
2002.....................................................     620,000
2003.....................................................     611,000
2004.....................................................     611,000
2005.....................................................     611,000
Thereafter...............................................     815,000
                                                           ----------
                                                           $3,905,000
                                                           ==========

     During 1998, 1999 and 2000, facility rent expense for continuing operations net of sublease revenue was approximately $1,363,000, $67,000 and $246,000, respectively.

  (b) Related-Party Agreements with Affiliates of Stockholders and Directors

     The Company has entered into consulting agreements, stock placement agreements and an advisory agreement with several companies that are controlled by two shareholders and directors of the Company including Forum, S.A. Pillar Investment N.V., Pillar S.A., formerly Commerce Consult S.A., and Pillar Investment Limited, formerly Ash Properties Limited. During 1998, 1999 and 2000, the Company recorded expenses of $1,300,000, $336,000 and $74,000, respectively, under these agreements with related parties.

  (c) Employment Agreements

     The Company has entered into employment agreements with certain of its executive officers that provide for, among other things, each officer's annual salary, cash bonus, fringe benefits and vacation and severance arrangements. Under the agreements, the officers are generally entitled to receive severance payments of two to three year's base salary.

  (d) Contingencies

     From time to time, the Company may be exposed to various types of litigation. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

(11) INCOME TAXES

     The Company applies SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. At December 31, 2000, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $235,569,000 and $4,236,000, respectively, available to reduce federal taxable income and federal income taxes, respectively. The Tax Reform Act of 1986, enacted in October 1986, limits the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2000, have resulted in ownership changes in excess of 50%, as defined under the Act and which will limit the Company's ability to utilize its net operating loss carryforwards. Ownership changes in future

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

periods may place additional limits on the Company's ability to utilize net operating loss and tax credit carry forwards.

     The federal net operating loss carryforwards and tax credit carryforwards expire approximately as follows:

                                                        NET
                                                     OPERATING
                                                       LOSS          TAX CREDIT
                 EXPIRATION DATE                   CARRYFORWARDS    CARRYFORWARDS
                 ---------------                   -------------    -------------
December 31,
  2005...........................................  $    666,000      $   15,000
  2006...........................................     3,040,000          88,000
  2007...........................................     7,897,000         278,000
  2008...........................................    18,300,000         627,000
  2009...........................................    25,670,000         689,000
  2010...........................................    36,134,000         496,000
  2011...........................................    44,947,000         493,000
  2012...........................................    60,087,000         750,000
  2018...........................................    21,366,000         500,000
  2019...........................................    10,637,000         250,000
  2020...........................................     6,825,000          50,000
                                                   ------------      ----------
                                                   $235,569,000      $4,236,000
                                                   ============      ==========

     As of December 31, 1999 and 2000, the components of the deferred tax assets are approximately as follows:

                                                      1999            2000
                                                  ------------    ------------
Operating loss carryforwards....................  $ 91,498,000    $ 94,177,000
Temporary differences...........................     3,378,000       1,085,000
Tax credit carryforwards........................     4,186,000       4,186,000
                                                  ------------    ------------
                                                    99,062,000      99,448,000
Valuation allowance.............................   (99,062,000)    (99,448,000)
                                                  ------------    ------------
                                                  $         --    $         --
                                                  ============    ============

(12) EMPLOYEE BENEFIT PLAN

     On October 10, 1991, the Company adopted an employee benefit plan under
Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. The Company is currently matching 50% of employee contributions to the plan, up to 6% of the employee's annual base salary and charged to continuing operations approximately $166,000, $54,000 and $47,000 during 1998, 1999 and 2000, respectively.

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information for the following periods presented are as follows:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1998           1999          2000
                                                        -----------    ----------    ----------
Cash paid during the period for interest..............  $ 1,666,127    $  753,620    $  641,132
                                                        ===========    ==========    ==========
Conversion of preferred stock into common stock.......  $        --    $      496    $    1,821
                                                        ===========    ==========    ==========
Conversion of line of credit into common stock........  $        --    $       --    $  231,167
                                                        ===========    ==========    ==========
Deferred compensation related to grants of stock
  options to nonemployees, net of terminations........  $   109,734    $       --    $  (50,781)
                                                        ===========    ==========    ==========
Forgiveness of note receivable........................  $        --    $       --    $  270,050
                                                        ===========    ==========    ==========
Issuance of Series A convertible preferred stock and
  attached warrants in exchange for conversion of 9%
  convertible subordinated notes payable and accrued
  interest............................................  $51,055,850    $       --    $       --
                                                        ===========    ==========    ==========
Accretion of Series A convertible preferred stock
  dividends...........................................  $ 2,689,048    $4,232,251    $4,087,317
                                                        ===========    ==========    ==========
Issuance of common stock and attached warrants in
  exchange for conversion of convertible promissory
  notes payable.......................................  $ 4,800,000    $       --    $       --
                                                        ===========    ==========    ==========
Issuance of common stock and attached warrants in
  exchange for conversion of accounts payable and
  other obligations...................................  $ 5,934,558    $       --    $       --
                                                        ===========    ==========    ==========
Issuance of common stock in lieu of services..........  $        --    $1,000,000    $       --
                                                        ===========    ==========    ==========

(14) HSP SALE

     On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business, which manufactures, markets and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company recorded a gain of approximately $6.3 million on the HSP sale, comprised of net proceeds of approximately $12.0 million less transaction and other costs of approximately $1.2 million and the book value of the net assets sold. The remaining $3.0 million is subject to performance under the supply agreement described below and will be recorded as a gain, net of payments for minimum purchases of product, when earned and received. The transaction costs consist principally of legal and accounting fees, severance arrangements with certain employees, and other estimated costs associated with consummating the sale. As a condition of the HSP sale requested by Avecia, the Company held a special meeting of shareholders on September 12, 2000, and obtained the approval of the HSP sale by the common and preferred stock and the debt holders.

     The gain on the Asset Sale is computed as follows:

Proceeds...........................................                $12,000,000
Property and equipment sold, net...................  $4,894,887
Security deposit...................................      90,000
                                                     ----------
Net book value of assets sold......................   4,984,887
Current liabilities assumed by the buyer...........     (88,969)
Long term liabilities assumed by the buyer.........    (324,555)
                                                     ----------
Net assets sold....................................                 (4,571,363)
Transaction and other costs........................                 (1,157,578)
                                                                   -----------
     Gain on sale..................................                $ 6,271,059
                                                                   ===========

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

     The consolidated financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the years ended December 31, 1998, 1999, and 2000. Reported revenues, expenses and cash flows exclude the operating results of the discontinued operations. Revenues from discontinued operations for the years ended December 31, 1998, 1999 and 2000 are approximately $1,623,000, $5,821,000 and $2,950,000, respectively. The net income from discontinued operations, as presented on the consolidated statement of operations for the year ended December 31, 2000, includes the gain on sale as calculated above of $6.3 million as well as the operating loss from discontinued operations for the year ended December 31, 2000, totaling $0.8 million. For all other years presented, the net loss relates solely to the operating results of the Hybridon Specialty Products business.

     As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, the Company does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, the Company must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix and MethylGene are applied against the Company's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

     To the extent that the Company purchases products under this agreement for use in the normal course of business, the Company will record in a manner consistent with its accounting treatment for research materials (expense as incurred). To the extent that the Company makes payments for a purchasing shortfall where it has no use for the related products, the Company will record such amount as an offset against the gain to be recorded in September 2001 upon receipt of the additional $3.0 million payment. In December 2000, the Company accrued approximately $337,000 for its purchasing shortfall. This amount is included in receivables and accounts payable on the accompanying balance sheet.

(15) SUBSEQUENT EVENTS

  (a) Investment in MethylGene, Inc.

     On March 30, 2001, the Company signed a binding agreement with unrelated institutional investors, providing for the sale of 60% of the Company's holdings of shares of Class A and Class B stock of MethylGene. The agreement covers a total of 2,350,000 such shares and provides a purchase price of Canadian $2.85 (approximately $1.81 US Dollars as of March 30, 2001) per share or approximately US $4.3 million in the aggregate. Closing of the transaction is subject to the satisfaction of various conditions, including waivers by MethylGene's shareholders of rights of first refusal which have now been executed by MethyGene's shareholders and received by the Company. The Company has given an option, exercisable at any time prior to April 30, 2001, to MethylGene and its shareholders to purchase the balance of its holdings of MethylGene stock at Canadian $2.85 per share. If all of these shares were purchased, the Company would receive an additional sum of approximately US $2.9 million.

     The Company's holdings of MethylGene shares were subject to the security interest of its 8% Convertible Notes due 2002 and its $6.0 million Notes due 2003. (See Note 15(b) and (c))

  (b) 8% Convertible Notes Payable

     On March 5, 2001, the Company made an offer to the holders of its 8% Convertible Notes due 2002 to exchange their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) for each $100 in principal amount of notes tendered. At the offer's expiration date of

                        HYBRIDON, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

March 30, 2001, holders of $6.9 million out of a total of $7.5 million in principal amount of notes outstanding accepted the exchange offer which has been declared effective. Shares of the Series B Convertible Preferred Stock have a face value of $100 per share and are senior in right of payment in regards to liquidation distributions and dividends to the Company's Series A Convertible Preferred Stock and common stock. Such shares will accrue dividends at the rate of 8% per annum which are payable in kind or in cash at the Company's option. Shares of Series B Convertible Preferred Stock are convertible into shares of common stock at an initial rate of one share of Series B Convertible Preferred Stock for 200 shares of common stock.

     For interest calculation purposes, 8% notes submitted for exchange were deemed exchanged as of March 5, 2001. Under the offer, all accrued but unpaid interest on the exchanged notes will be paid through March 5, 2001 by issuing additional notes in an aggregate principal amount equal to the amount of accrued but unpaid interest. These additional notes were tendered for exchange by the noteholders participating in the offer. Dividends on shares of Series B Convertible Preferred Stock will begin to accrue on March 6, 2001.

     As a result of the exchange offer, the Company has become entitled to the unrestricted use of $5.0 million, which were proceeds from the sale of its HSP business. These proceeds had been pledged to secure the Company's obligations under the 8% notes and the $6.0 million notes.

  (c) Note Payable

     On March 28, 2001, the Company entered into an agreement with the holders of its $6.0 million of notes due 2003 whereby it would pay, out of the proceeds of the sale of its MethylGene shares, (Note 15(a)) $1.8 million to the holders in partial satisfaction of the notes. In addition, the Company agreed that it would deposit up to another $1.2 million in a money market account for the purpose of securing payment of the balance of the outstanding notes and the sum of $811,000 to secure the payment of the balance remaining on notes held by a particular lender group. This arrangement was made to encourage the holders of these notes to release their security interest in the MethylGene shares. If more than 60% of its holdings of MethylGene shares are sold, Hybridon will pay off additional notes up to a total of $3,000,000 and the $1,200,000 of money market funds securing the notes would decrease proportionately.