Form 10-Q
period 2001-03-31
HYBRIDON INC
filed 2001-05-15
CIK 861838

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              .
                           -------------
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

                                  Yes X No
                                           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                 18,710,659
--------------------------------------------------------------------------------
           Class                               Outstanding as of May 7, 2001

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1-     Financial Statements

                  Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000.

                  Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2001 and 2000.

                  Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000.

                  Notes to Consolidated Condensed Financial Statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.


PART II - OTHER INFORMATION

Item   1    -     None
Item   2    -     Changes in Securities and Use of Proceeds
Items 3-6   -     None

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS


                                                                          MARCH 31,            DECEMBER 31,
                                                                            2001                  2000
                                                                        -------------         -------------
CURRENT ASSETS:

  Cash and cash equivalents                                             $   6,270,134         $   1,532,155
  Short-term investments                                                           --             2,000,000
  Receivables                                                                 740,300               337,403
  Prepaid expenses and other current assets                                    40,104                71,616
                                                                        -------------         -------------
         Total current assets                                               7,050,537             3,941,174
                                                                        -------------         -------------

PROPERTY AND EQUIPMENT, AT COST:

  Leasehold improvements                                                      150,342               150,342
  Laboratory equipment and other                                            5,149,549             5,236,299
                                                                        -------------         -------------
                                                                            5,299,891             5,386,641
  Less-- Accumulated depreciation and amortization                          5,216,031             5,295,963
                                                                        -------------         -------------
                                                                               83,860                90,678

OTHER ASSETS:

  Deferred financing costs and other assets                                   334,198               969,631
  Restricted cash                                                                  --             5,000,000
                                                                        -------------         -------------
                                                                              334,198             5,969,631

                                                                        $   7,468,596         $  10,001,483
                                                                        =============         =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Current portion of long-term debt                                     $   6,000,000         $   6,000,000
  Accounts payable                                                          1,279,385             1,084,330
  Accrued expenses                                                          1,232,913             1,094,735
                                                                        -------------         -------------
         Total current liabilities                                          8,512,297             8,179,065
                                                                        -------------         -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                   1,306,000             1,306,000
                                                                        -------------         -------------
8% CONVERTIBLE NOTES PAYABLE                                                  692,374             8,046,420
                                                                        -------------         -------------

STOCKHOLDERS' (DEFICIT):

  Preferred stock, $0.01 par value --
    Authorized -- 5,000,000 shares
    Series A convertible preferred stock --
      Designated -- 1,500,000 shares
      Issued and outstanding -- 612,949 and 626,170 shares
      at March 31, 2001 and December 31, 2000, respectively
     (liquidation preference of $63,286,984 at March 31, 2001)                  6,130                 6,262

    Series B convertible preferred stock --
      Designated -- 85,000 shares
      Issued and outstanding -- 76,046 shares
      at March 31, 2001
     (liquidation preference of $7,647,300 at March 31, 2001)                     760                    --

  Common stock, $0.001 par value--
    Authorized-- 100,000,000 shares
    Issued and outstanding-- 18,698,259 and 18,382,237
    shares at March 31, 2001 and December 31, 2000, respectively               18,698                18,382

Additional paid-in capital                                                262,149,597           252,645,636

Accumulated deficit                                                      (265,211,145)         (260,193,046)

Deferred compensation                                                          (6,116)               (7,236)
                                                                        -------------         -------------
         Total stockholders' deficit                                       (3,042,076)           (7,530,002)
                                                                        -------------         -------------
                                                                        $   7,468,596         $  10,001,483
                                                                        =============         =============




  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               2001                      2000
                                                                       -------------------     --------------------
REVENUES:
   Research and development                                           $            34,000       $                --
   Royalty and other income                                                        25,189                    77,448
   Interest income                                                                105,129                    34,641
                                                                     --------------------      --------------------

          Total revenues                                                          164,318                   112,089
                                                                     --------------------      --------------------

OPERATING EXPENSES:
   Research and development                                                     1,101,051                 1,172,767
    General and administrative                                                  1,346,538                   903,194
   Interest                                                                       315,069                   346,075
                                                                     --------------------      --------------------

          Total operating expenses                                              2,762,658                 2,422,036
                                                                     --------------------      --------------------

   Loss from continuing operations                                             (2,598,340)               (2,309,947)

   Loss from discontinued operations                                                   --                  (394,015)
                                                                      --------------------      -------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                 (2,598,340)               (2,703,962)

EXTRAORDINARY ITEM:

   Loss on early retirement of 8% convertible notes payable                    (1,411,876)                       --
                                                                      --------------------      --------------------

NET LOSS                                                                       (4,010,216)               (2,703,962)

ACCRETION OF PREFERRED STOCK DIVIDENDS                                         (1,007,884)               (1,070,800)
                                                                     ---------------------     ---------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $         (5,018,100)     $         (3,774,762)
                                                                     =====================     =====================

BASIC AND DILUTED NET LOSS PER COMMON SHARE FROM:

        Continuing Operations                                        $              (0.14)     $              (0.14)
        Discontinued Operations                                                        --                     (0.02)
        Extraordinary Loss                                                          (0.08)                       --
                                                                     --------------------      --------------------

   NET LOSS PER SHARE                                                               (0.22)                    (0.17)
    ACCRETION OF PREFERRED STOCK DIVIDENDS                                          (0.05)                    (0.07)
                                                                     --------------------      --------------------


    NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS             $              (0.27)                $   (0.23)
                                                                     ====================      ====================

SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE               18,489,267                16,260,722
                                                                     ====================      ====================




  The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,

                                                                                                 2001                   2000
                                                                                       --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $         (4,010,216)  $         (2,703,962)
   Loss from discontinued operations                                                                     --               (394,015)
                                                                                       --------------------   ---------------------
   Loss from continuing operations, including extraordinary item
      in the three months ended March 31, 2001                                                   (4,010,216)            (2,309,947)

   Adjustments to reconcile net loss to net cash used in operating activities -
      Extraordinary loss on exchange of 8% convertible subordinated notes payable                 1,411,876                     --
      Depreciation and amortization                                                                   6,817                 34,643
      Gain on sale of property and equipment                                                        (20,650)                    --
      Amortization of deferred compensation                                                           1,120                273,854
      Amortization of deferred financing costs                                                      113,478                105,045
      Non-cash interest expense                                                                     250,556                     --
      Changes in operating assets and liabilities -
         Accounts receivable                                                                       (402,897)               150,867
         Prepaid expenses and other current assets                                                   31,512                  1,756
         Notes receivable from officer                                                                   --                 (2,850)
         Accounts payable and accrued expenses                                                      333,232               (728,293)
                                                                                       --------------------   ---------------------

                  Net cash used in continuing operating activities                               (2,285,171)            (2,474,925)
                                                                                       ---------------------  ---------------------
                  Net cash provided by discontinued operations                                           --                337,093
                                                                                       --------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments                                                           2,000,000                     --
   Proceeds from sale of property and equipment                                                      20,650                     --
                                                                                       --------------------   --------------------
                  Net cash provided by investing activities                                       2,020,650                     --
                                                                                       --------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                                         2,500                     --
   Proceeds from issuance of convertible promissory notes payable                                        --              1,479,680
   Increase in deferred financing costs                                                                  --                (98,395)
   Decrease in restricted cash and other assets                                                   5,000,000                     --
                                                                                       --------------------   --------------------

                  Net cash provided by financing activities                                       5,002,500              1,381,285
                                                                                       --------------------   --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              4,737,979               (756,547)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    1,532,155              2,551,671
                                                                                       --------------------   --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $          6,270,134   $          1,795,124
                                                                                       ====================   ====================

Supplemental disclosure of cash flow information:

   Cash paid for interest                                                              $            120,000   $            193,939
                                                                                       ====================   ====================

Supplemental disclosure of non cash financing and investing activities:

   Exchange of 8% Convertible Notes Payable for Series B Convertible Preferred Stock   $          7,604,600   $                  -
                                                                                       ====================   ====================

Accretion of Series A and Series B preferred stock dividends                           $          1,007,884   $          1,070,800
                                                                                       ====================   ====================


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      ORGANIZATION

         Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel genetic medicines based on antisense technology, immune stimulation technology, and tools for the discovery of gene function.

         Since inception, the Company has been primarily engaged in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on the antisense and immune stimulation mechanisms. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products business prior to the disposal thereof (Note 7).

         The Company believes that its existing cash resources and the additional funds to be received upon consummation of the transactions discussed in Note 8 will be sufficient to fund operations through December 31, 2001. The Company will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

 (2)     UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the interim period presented are not necessarily indicative of results to be expected for the full fiscal year.

         The financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the period ended March 31, 2000. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Net Loss per Common Share

         The Company applies SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities, which consist of stock options, warrants and convertible preferred stock and convertible debt instruments (on an as-converted basis) that are not included in diluted net loss per common share were 55,422,897 and 49,754,883 for the three months ended March 31, 2001 and 2000, respectively.

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

(4)      CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2001 and December 31, 2000 consist of the following (at amortized cost, which approximates fair market value):

                                                         MARCH 31               DECEMBER 31
                                                           2001                    2000 *
                                                           ----                    ------
Cash and cash equivalents  --
  Cash and money market funds......................    $  1,270,134            $    238,327
  Corporate bond...................................       5,000,000               1,293,828
                                                       ------------            ------------
          Total cash and cash equivalents..........    $  6,270,134            $  1,532,155
                                                       ============            ============

         ----------
         * Does not include restricted cash of $5,000,000 at December 31, 2000 (see Note 6).

(5)      $6.0 MILLION LOAN

         During November 1998, the Company entered into a $6,000,000 note payable with Forum Capital Markets, LLC, which is now Founders Financial Group, L.P. (Founders), and certain investors associated with Pecks Management Partners Ltd. (Pecks). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the note payable is convertible, at Pecks' and Founders' option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share, a premium to fair value at date of issuance, and (v) the note requires minimum liquidity, as defined, of $2,000,000. The Company has classified the outstanding balance of $6,000,000 at December 31, 2000 and March 31, 2001 as a current liability in the accompanying consolidated balance sheets as it does not currently have the financing to remain in compliance with the financial covenants. However, compliance with these covenants has been waived through September 30, 2001 by the noteholders.

         On March 28, 2001, the Company entered into an agreement with the holders of its $6.0 million notes whereby it would pay, out of the proceeds of the sale of its MethylGene shares discussed in Note 8, $3.0 million to the holders in partial satisfaction of the notes. On April 27, 2001, $1.8 million of the $3.0 million was paid upon receipt of the proceeds from the sale of 60% of the Company's holdings in MethylGene. The remaining $1.2 million was paid upon the sale of the 40% balance of the Company's holdings in MethylGene on May 14, 2001. In addition, it agreed that it would deposit the sum of $821,250 in a money market fund for the purpose of securing payment of the balance remaining on notes held by a particular lender group. This arrangement was made to encourage the holders of these notes to release their security interest in the shares of MethylGene, Inc. The loans held by these entities were paid down by $3.0 million, which was distributed proportionately. The sum of $821,250 will be deposited to secure the loans held by clients of Pecks Management Partners.

 (6)     8.0% CONVERTIBLE NOTES PAYABLE

         In March 2000, the Company completed an offering of the 8% Convertible Notes Payable (8% Notes). As of December 31, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Notes. Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock, fair value at the commitment date, the "Conversion Ratio," subject to adjustment under certain circumstances, as defined.

         In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At March 31, 2001 the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%. On July 10, 2000, the holders of the 8% Notes entered into an amendment to the Subordination and Intercreditor Agreement. In the Subordination and Intercreditor Agreement, as amended, all parties agreed to release their lien on the portion of the collateral that includes assets that were conveyed in the HSP sale. In return for this partial release, the Company undertook in the Subordination and Intercreditor Agreement, as amended, that upon consummation of the HSP sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Notes. The amount of the pledge will be reduced as the Company's obligations are converted to equity or repaid. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the HSP sale.

         On March 5, 2001, the Company made an offer to the holders of its 8% Notes to exchange their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) (Series B Preferred Stock) for each $100 in principal amount of notes tendered. On March 30, 2001, holders of $7.6 million of the Company's 8% Notes exchanged their notes for one share of Series B Preferred Stock for each $100 in principal amount of notes tendered (76,046 shares in aggregate). Shares of the Series B Preferred Stock have a face value of $100 per share and are senior in right of payment with respect to liquidation, distributions and dividends to the Company's Series A Convertible Preferred Stock and common stock. Such shares will accrue dividends at the rate of 8% per annum which are payable in kind or in cash at the Company's option. Shares of Series B Preferred Stock are convertible into shares of common stock at an initial rate of one share of Series B Preferred Stock for 200 shares of common stock.

         If all shares of Series B Preferred Stock issued to the holders of 8% Notes were converted to common stock at this time, the Company would be required to issue 15,209,200 shares of its common stock. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company recorded an extraordinary loss of $1.4 million related to the early extinguishment of the 8% Notes. The extraordinary loss represents the difference between the carrying value of the 8% Notes, and the fair value of the Series B Preferred Stock, as determined by the fair market value of the common stock into which the Series B Preferred Stock is convertible.

         For interest calculation purposes, 8% Notes submitted for exchange were deemed exchanged as of March 5, 2001. Under the offer, all accrued but unpaid interest on the exchanged notes was paid through March 5, 2001 by issuing additional notes in an aggregate principal amount equal to the amount of accrued but unpaid interest. These additional notes were tendered for exchange by the noteholders participating in the offer. Any tender of notes involving denominations of less than $100 in principal amount were exchanged for cash equal to such principal amount. Dividends on shares of Series B Preferred Stock began accruing on March 6, 2001.

         As a result of the exchange, the 8% Noteholders released their claim on $5.0 million of the proceeds from the HSP Sale (Note 7), which was held as collateral prior to the exchange.

         As of March 31, 2001, $692,374 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

(7)      SALE OF HYBRIDON SPECIALTY PRODUCTS

         On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business, which manufactures, markets and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million is payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, the Company does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, the Company must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix and MethylGene are applied against the Company's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

         To the extent that the Company purchases products under this agreement for use in the normal course of business, the Company will record in a manner consistent with its accounting treatment for research materials (expense as incurred). To the extent that the Company makes payments for a purchasing shortfall where it has no use for the related products, the Company will record such amount as an offset against the gain to be recorded in September 2001 upon receipt of the additional $3.0 million payment. On March 31, 2001 and December 31, 2000, the Company had accrued approximately $707,000 and $337,000, respectively, for its purchasing shortfall. These amounts are included in receivables and accounts payable on the accompanying balance sheets. Subsequent to March 31, 2001, all amounts recorded in accounts payable have been paid to Avecia.

(8)      INVESTMENT IN METHYLGENE, INC.

         On April 27, 2001, the Company closed the sale of 60% of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group of private United States institutional investors. MethylGene is a Canadian pharmaceutical research company in which the Company had a 22% ownership as a result of helping to found MethylGene in 1999. On May 14, 2001, the Company closed the sale of the remaining 40% of its holdings with three of MethylGene's other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). The Company received total proceeds of approximately $7.1 million (US). During the second quarter of 2001, the Company will record a gain for this transaction.

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

     Hybridon has incurred total losses of approximately $265.2 million through March 31, 2001. Hybridon expects that its research and development and general and administrative expenses will be significant in 2001 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs.

     As of May 14, 2001, Hybridon had 14 full-time employees.

     The financial statements of Hybridon have been restated to reflect the financial results of the HSP business as a discontinued operation for the period ended March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Hybridon had total revenues of $0.2 million and $0.1 million for the three months ended March 31, 2001 and 2000. The increase in revenues in 2001 over 2000 is primarily due to an increase in interest income in 2001 resulting from higher cash balances available for investment from the HSP sale in September 2000.

     Hybridon's research and development expenses were $1.1 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in research and development expenses reflects more focused R&D activities in order to conserve cash by minimizing operating expenses such as salaries and related costs, clinical and outside testing, consulting, materials and lab expenses. In addition, research and development facilities expenses decreased during this period due to the consolidation of corporate offices and laboratory space and the disposition of the Milford, Massachusetts facility in September 2000.

     Hybridon's general and administrative expenses were $1.3 and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily due to the accrual of executive compensation awards.

     Hybridon's interest expense was $0.3 million for the three months ended March 31, 2001 and 2000.

     As a result of the above factors, Hybridon incurred net losses from continuing operations of $2.6 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. Hybridon incurred net losses from discontinued operations of zero and $0.4 million for the three months ended March 31, 2001 and 2000, respectively.

     Hybridon had an extraordinary loss of $1.4 million for the three months ended March 31, 2001 resulting from the conversion of the 8% Notes to Series B Convertible Preferred Stock. See "Item 1 - Financial Statements - Notes to Consolidated Condensed Financial Statements" for a discussion of Hybridon's extraordinary loss. As a result of the transaction, Hybridon recorded a net loss after extraordinary item of $4.0 million for the three months ended March 31, 2001.

     Hybridon recorded preferred stock dividends on the Series A and Series B convertible preferred stock of $1.0 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively, resulting in a net loss applicable to common stockholders of $5.0 million and $3.8 million for the three months ended March 31, 2001 and 2000, respectively.

     The net loss from discontinued operations, as presented on the consolidated condensed statement of operations for the three months ended March 31, 2000, includes the operating loss from discontinued operations relating solely to the operating results of the Hybridon Specialty Products business.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2001, Hybridon utilized approximately $2.3 million to fund continuing operating activities and did not incur any capital expenditures. The primary use of cash for operating activities was to fund Hybridon's loss of $4.0 million, of which $1.4 million was related to a non-cash extraordinary charge.

     Hybridon had cash and cash equivalents of $6.3 million at March 31, 2001. This amount includes cash which had been previously pledged and released for discretionary purposes upon the exchange of the 8% Convertible Notes, effective March 5, 2001.

     On May 14, 2001, Hybridon's obligations included $1.3 million principal amount of 9% Notes, a $3.0 million loan from Founders Financial Group LP, formerly Forum Capital Markets, LLC and other lenders, approximately $0.7 million in 8% Convertible Notes and accrued interest as described below, and approximately $0.5 million of accounts payable. The loan agreement covering the $3.0 million loan from the lenders contains financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. Compliance with these covenants has been waived through September 30, 2001 by the noteholders.

     Hybridon received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million is payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, Hybridon entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, Hybridon does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, Hybridon must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. Hybridon's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix and MethylGene are applied against Hybridon's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases. Hybridon expects to collect the second installment of the proceeds from the HSP Sale in the amount of $3.0 million assuming that Avecia claims no offset pursuant to offset rights granted it.

     To the extent that Hybridon purchases products under this agreement for use in the normal course of business, Hybridon will record in a manner consistent with its accounting treatment for research materials (expense as incurred). To the extent that Hybridon makes payments for a purchasing shortfall where it has no use for the related products, Hybridon will record such amount as an offset against the gain to be recorded in September 2001 upon receipt of the additional $3.0 million payment. On March 31, 2001 and December

31, 2000, Hybridon had accrued approximately $707,000 and $337,000, respectively, for its purchasing shortfall. These amounts are included in receivables and accounts payable on the accompanying balance sheet.

     To facilitate the sale of HSP's business and assets, the holders of the 8% Convertible Notes due 2002 and the $6.0 million notes due 2003 amended the terms of a Subordination and Intercreditor Agreement, to release their lien on that portion of Hybridon's assets being conveyed to Avecia. In return for this partial release, Hybridon set aside, from the proceeds of the HSP sale, the sum of $5.0 million, which was classified as restricted cash on its balance sheet as of December 31, 2000 and pledged the same as collateral to secure its obligation to the 8% Convertible Noteholders and the lenders of the $6.0 million loan. The amendment provided that the restrictions on the $5.0 million would be released upon substantial payment of the 8% Notes.

     On April 27, 2001, Hybridon closed the sale of 60% of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group of private United States institutional investors. MethylGene is a Canadian pharmaceutical research company in which Hybridon had a 22% ownership as a result of helping to found MethylGene in 1999. On May 14, 2001, Hybridon closed the sale of the remaining 40% of its holdings with three of MethylGene's other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). Hybridon received total proceeds of approximately $7.1 million (US).

     Hybridon's holdings of MethylGene shares were subject to the security interest of the holders of its 8% Convertible Notes due 2002 and its $6.0 million notes due 2003. The following is a discussion of arrangements, which Hybridon made with these noteholders to procure a release of their security interest:

     On March 5, 2001, Hybridon made an offer to the holders of its 8% Notes to exchange their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) (Series B Preferred Stock) for each $100 in principal amount of notes tendered. On March 30, 2001, holders of $7.6 million of Hybridon's 8% Notes exchanged their notes for one share of Series B Preferred Stock for each $100 in principal amount of notes tendered (76,046 shares in aggregate). Shares of the Series B Preferred Stock have a face value of $100 per share and are senior in right of payment with respect to liquidation, distributions and dividends to Hybridon's Series A Convertible Preferred Stock and common stock. Such shares will accrue dividends at the rate of 8% per annum which are payable in kind or in cash at Hybridon's option. Shares of Series B Preferred Stock are convertible into shares of common stock at an initial rate of one share of Series B Preferred Stock for 200 shares of common stock. If all shares of Series B Preferred Stock issued to the holders of 8% Notes were converted to common stock at this time, Hybridon would be required to issue 15,209,200 shares of its common stock.

     The exchange of the notes into Series B shares, being a discharge of Hybridon's obligation under the notes, has resulted in Hybridon becoming entitled to the unrestricted use of $5.0 million, which were proceeds from the sale of its HSP business and which was held as collateral prior to the exchange. As of March 31, 2001, $692,374 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

     For interest calculation purposes, 8% Notes submitted for exchange were deemed exchanged as of March 5, 2001. Under the offer, all accrued but unpaid interest on the exchanged notes was paid through March 5, 2001 by issuing additional notes in an aggregate principal amount equal to the amount of accrued but unpaid interest. These additional notes were tendered for exchange by the noteholders participating in the offer. Any tender of notes involving denominations of less than $100 in principal amount were exchanged for cash equal to such principal amount. Dividends on shares of Series B Preferred Stock began accruing on March 6, 2001.

     On March 28, 2001, Hybridon entered into an agreement with the holders of its $6.0 million notes whereby it would pay, out of the proceeds of the sale of its MethylGene shares, $3.0 million to the holders in partial satisfaction of the notes. On April 27, 2001, $1.8 million of the $3.0 million was paid upon receipt of the proceeds from the sale of 60% of the Company's holdings in MethylGene. The remaining $1.2 million was paid upon the sale of the 40% balance of the Company's holdings in MethylGene on May 14, 2001. In addition, it agreed that it would deposit the sum of $821,250 in a money market fund for the purpose of securing payment of the balance remaining on notes held by a particular lender group upon closing of the MethylGene transactions. This arrangement was made to encourage the holders of these notes to release their security interest in the shares of MethylGene, Inc. Lenders holding the $6,000,000 loan include companies which are holders of 5% or more of Hybridon's common stock. The loans held by these entities were paid down by $3.0 million, which was distributed proportionately. The sum of $821,250 will be deposited to secure the loans held by clients of Pecks Management Partners.

     On April 23, 2001, Hybridon and EpiGenesis Pharmaceuticals Inc. entered into a collaborative alliance to develop and market up to five antisense drugs for respiratory diseases. This alliance will concentrate on developing drugs, which will be delivered directly to the respiratory tract. Hybridon received an upfront cash payment of $0.5 million and will receive a portion of future royalties and sublicense fees on any future compounds that use Hybridon's proprietary chemistries.

     Hybridon believes that its existing cash resources including the proceeds from the sale of MethylGene stock will be sufficient to fund operations through December 31, 2001. Hybridon will be required to raise substantial additional funds from external sources to support its operations in 2002 and beyond.

     During the second quarter of 2001, Hybridon expects to emerge from a period of restructuring with its core scientific and management team intact, very little debt outstanding and a substantial portfolio of patents and patent applications in place. Hybridon has established a strong proprietary position in the immune stimulation and antisense fields and expects to be able to continue its research and development efforts in immune stimulation and antisense. As its compounds continue to be developed in the clinic and in the research pipeline, Hybridon will continue to seek opportunities to license the antisense technology base in chemistry and delivery for use with the proprietary genes of other companies.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     Since inception, Hybridon has incurred significant losses, which it has funded through the issuance of equity securities, debt issuances, product sales by HSP, the sale of HSP during 2000, the sale of its holdings of shares of MethylGene and through research and development collaborations and licensing arrangements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     Hybridon's future capital requirements will depend on many factors, including the following:

     -    the amount received under the contingent HSP Sale consideration
     -    continued scientific progress in its research
     -    whether or not its drug discovery and development programs succeed
     -    progress with preclinical and clinical trials
     -    the time and costs involved in obtaining regulatory approvals
     -    the costs involved in filing, prosecuting and enforcing patent claims
     -    competing technological and market developments
     - establishing and maintaining collaborative academic and commercial research, development and marketing relationships
     - the costs of manufacturing scale-up and commercialization activities and arrangements


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages the disclosure of forward-looking information so that investors can make informed investment decisions based on a better understanding of a company's future prospects. This Report on Form 10-Q and other written and oral statements that Hybridon makes contain such forward-looking statements that contain expected results based on management's plans and assumptions. Wherever possible, these statements are identified by using words such as "anticipates", "believes", "expects" and "plans" and words and terms of similar substance when referring to future operating or financial results. These forward-looking statements are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Some factors that could cause actual results to differ significantly are as follows: (1) continued progress of research and development activities, (2) the time and costs involved in obtaining regulatory approvals to market products, (3) the ability to protect intellectual property, including the cost of filing, prosecuting and enforcing patent claims, (4) competing technological and market developments, (5) ability to obtain sufficient financing, (6) the time and costs of manufacturing scale-up and commercialization activities (7) exposure to product liability and other types of lawsuits, (8) increases in costs and expenses, (9) governmental laws and regulations such as EPA, FDA and IRS requirements, (10) the future effects of patent expirations on the Company's competitive position, (11) trends towards health care cost containment and possible legislation affecting pharmaceutical pricing and Medicare reimbursement, (12) ability to establish and maintain research and development collaborations and marketing relationships, (13) interest rate fluctuations and (14) changes in generally accepted accounting principals. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Certain risks, uncertainties and assumptions are discussed under the "Risk Factors" and "Forward-Looking Statements" headings on pages 25 through 27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                 HYBRIDON, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                        None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

          (b) On March 30, 2001, holders of $6.9 million out of a total of $7.6 million in principal amount of Hybridon's 8% Convertible Notes Due 2002 exchanged their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) for each $100.00 in principal amount of such notes tendered. Shares of the Series B Convertible Preferred Stock have a face value of $100 per share and are senior in right of payment with respect to liquidation, distributions and dividends to the Company's Series A Convertible Preferred Stock and common stock.

          (c) On March 30, 2001, Hybridon completed an exchange offer to the holders of its 8% Convertible Notes Due 2002 whereby it will issue a total of 76,046 shares of the newly-designated Series B Convertible Preferred Stock in exchange for the cancellation of $7.6 million of principal amount of 8% Notes and accrued interest. Hybridon relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, as an exemption from registration of the newly-designated, Series B Convertible Preferred Stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.70 Amended and Restated 1997 Stock Incentive Plan.

          (b)  Reports on Form 8-K

          None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HYBRIDON, INC.



                                 /s/ Sudhir Agrawal
                                 ------------------------------------
Date:  May 15, 2001              Sudhir Agrawal, D. Phil.
                                 President and Acting Chief Executive Officer

                                 /s/ Robert G. Andersen
                                 ------------------------------------
Date:  May 15, 2001              Robert G. Andersen
                                 Chief Financial Officer and Vice President
                                 of Operations and Planning