Form 10-Q
period 2001-06-30
HYBRIDON INC
filed 2001-08-20
CIK 861838

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 20, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________.

Commission File Number 0-27352

                                 HYBRIDON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   04-3072298
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

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

                               Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share                19,254,134
--------------------------------------------------------------------------------
                Class                           Outstanding as of August 7, 2001

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 2001 and
            December 31, 2000.

          Consolidated Condensed Statements of Operations for the Three
            Months and Six Months ended June 30, 2001 and 2000.

          Consolidated Condensed Statements of Cash Flows for the Three
            Months and Six Months ended June 30, 2001 and 2000.

          Notes to Consolidated Condensed Financial Statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.

PART II - OTHER INFORMATION

Item 1 - None
Item 2 - None
Item 3 - None
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - None
Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2001              2000
                                                                               -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  12,739,655     $   1,532,155
  Short-term investments                                                           5,934,649         2,000,000
  Receivables                                                                      1,211,603           337,403
  Prepaid expenses and other current assets                                           21,799            71,616
                                                                               -------------     -------------
         Total current assets                                                     19,907,706         3,941,174
                                                                               -------------     -------------

PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                                             150,342           150,342
  Laboratory equipment and other                                                   2,810,763         5,236,299
                                                                               -------------     -------------
                                                                                   2,961,105         5,386,641
  Less -- Accumulated depreciation and amortization                                2,884,062         5,295,963
                                                                               -------------     -------------
                                                                                      77,043            90,678
                                                                               -------------     -------------

OTHER ASSETS:
  Long-term investments                                                            2,060,938                --
  Deferred financing costs and other assets                                          187,655           969,631
  Restricted cash                                                                    821,250         5,000,000
                                                                               -------------     -------------
                                                                                   3,069,843         5,969,631
                                                                               $  23,054,592     $  10,001,483
                                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                                            $   3,000,000     $   6,000,000
  Accounts payable                                                                   706,954         1,084,330
  Accrued expenses                                                                 1,306,628         1,094,735
  Deferred revenue                                                                 1,285,225                --
                                                                               -------------     -------------
         Total current liabilities                                                 6,298,807         8,179,065
                                                                               -------------     -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                          1,306,000         1,306,000
                                                                               -------------     -------------
8% CONVERTIBLE NOTES PAYABLE                                                         720,069         8,046,420
                                                                               -------------     -------------
DEFERRED REVENUE                                                                  12,959,354                --
                                                                               -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value --
    Authorized -- 5,000,000 shares
    Series A convertible preferred stock -- Designated -- 1,500,000 shares
      Issued and outstanding -- 621,206 and 626,170 shares at June 30, 2001 and December 31, 2000, respectively (liquidation
      preference of $63,149,000 at June 30, 2001)                                      6,212             6,262
    Series B convertible preferred stock -- Designated -- 85,000 shares
      Issued and outstanding -- 76,471 shares at June 30, 2001
      (liquidation preference of $7,799,849 at June 30, 2001)                            765                --
  Common stock, $0.001 par value-- Authorized-- 100,000,000 shares
    Issued and outstanding-- 19,233,780 and 18,382,237 shares
    at June 30, 2001 and December 31, 2000, respectively                              19,234            18,382
Additional paid-in capital                                                       264,986,872       252,645,636
Accumulated deficit                                                             (263,222,433)     (260,193,046)
Deferred compensation                                                                (20,288)           (7,236)
                                                                               -------------     -------------
         Total stockholders' equity (deficit)                                      1,770,362        (7,530,002)
                                                                               -------------     -------------
                                                                               $  23,054,592     $  10,001,483
                                                                               =============     =============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                      2001             2000             2001             2000
                                                  ------------     ------------     ------------     ------------
REVENUES:
   License revenue                                $    220,862     $         --     $    254,862     $         --
   Royalty and other income                             32,339           25,189           57,528          102,637
   Interest income                                     134,714           15,734          239,843           50,375
                                                  ------------     ------------     ------------     ------------

       Total revenues                                  387,915           40,923          552,233          153,012
                                                  ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Research and development                          1,259,014          859,955        2,360,065        2,032,722
   General and administrative                        1,653,436          874,691        2,999,974        1,777,884
   Stock based compensation(1)                         923,780               --          923,780               --
   Interest                                            272,083          558,928          587,152          905,004
                                                  ------------     ------------     ------------     ------------
       Total operating expenses                      4,108,313        2,293,574        6,870,971        4,715,610
                                                  ------------     ------------     ------------     ------------

   Other income (Note 8)                             6,890,261               --        6,890,261               --
                                                  ------------     ------------     ------------     ------------
   Income (loss) from continuing operations          3,169,863       (2,252,651)         571,523       (4,562,598)
   Loss from discontinued operations                        --         (181,931)              --         (575,946)
                                                  ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              3,169,863       (2,434,582)         571,523       (5,138,544)

EXTRAORDINARY ITEM:
   Loss on early retirement of 8% convertible
     notes payable                                          --               --       (1,411,876)              --
                                                  ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                    3,169,863       (2,434,582)        (840,353)      (5,138,544)
ACCRETION OF PREFERRED STOCK DIVIDENDS              (1,181,149)      (1,020,687)      (2,189,033)      (2,091,487)
                                                  ------------     ------------     ------------     ------------

NET INCOME (LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                      $  1,988,714     $ (3,455,269)    $ (3,029,386)    $ (7,230,031)
                                                  ============     ============     ============     ============

   NET INCOME (LOSS) PER SHARE APPLICABLE TO
   COMMON  STOCKHOLDERS:
       Basic                                      $       0.11     $      (0.20)    $      (0.17)    $      (0.43)
                                                  ============     ============     ============     ============
       Diluted                                    $       0.06     $      (0.20)    $      (0.17)    $      (0.43)
                                                  ============     ============     ============     ============

SHARES USED IN COMPUTING INCOME (LOSS) PER
COMMON SHARE:
       Basic                                        18,854,291       17,243,450       18,671,211       16,758,985
                                                  ============     ============     ============     ============
       Diluted                                      57,173,932       17,243,450       18,671,211       16,758,985
                                                  ============     ============     ============     ============


(1) The following summarizes the allocation of
    stock based compensation:
          Research and development                $    609,177     $         --     $    609,177     $         --
          General and administrative                   314,603               --          314,603               --
                                                  ------------     ------------     ------------     ------------
          Total stock-based compensation          $    923,780     $         --     $    923,780     $         --
                                                  ============     ============     ============     ============


   The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           2001              2000
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $   (840,353)     $ (5,138,544)
   Loss from discontinued operations                                            --          (575,946)
                                                                      ------------      ------------
   Loss from continuing operations, including extraordinary
     item in the six months ended June 30, 2001                           (840,353)       (4,562,598)

   Adjustments to reconcile net loss to net cash used in
      operating activities - Extraordinary loss on exchange
      of 8% convertible subordinated notes payable                       1,411,876                --
      Issuance of common stock for services rendered                        26,000                --
      Depreciation and amortization                                         13,634            78,811
      Gain on sale of property and equipment                               (20,650)               --
      Stock based compensation                                             923,780                --
      Amortization of deferred compensation                                  7,096           304,173
      Amortization of deferred financing costs                             260,021           229,963
      Non-cash interest expense                                            250,556           151,077
      Changes in operating assets and liabilities -
         Accounts receivable                                              (874,200)               --
         Prepaid expenses and other current assets                          49,817            55,822
         Notes receivable from officer                                          --            (5,700)
         Accounts payable and accrued expenses                             (49,211)         (408,333)
         Deferred revenue                                               14,814,246                --
                                                                      ------------      ------------
            Net cash provided by (used) in continuing
               operating activities                                     15,972,612        (4,156,785)
                                                                      ------------      ------------
            Net cash provided by discontinued operations                        --           509,699
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term and long-term investments                    (5,995,587)               --
   Increase in other assets                                                     --          (101,401)
   Proceeds from sale of property and equipment                             20,650                --
                                                                      ------------      ------------
            Net cash provided by investing activities                   (5,974,937)         (101,401)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                               31,075            20,855
   Proceeds from issuance of convertible promissory notes payable               --         1,486,090
   Payments on long-term debt                                           (3,000,000)               --
   Decrease in restricted cash and other assets                          4,178,750                --
                                                                      ------------      ------------
            Net cash provided by financing activities                    1,209,825         1,506,945
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    11,207,500        (2,241,542)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,532,155         2,551,671
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 12,739,655      $    310,129
                                                                      ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $    280,525      $    592,898
                                                                      ============      ============

Supplemental disclosure of non cash financing and
   investing activities:
   Exchange of 8% Convertible Notes Payable for
      Series B preferred stock                                        $  7,604,600      $         --
                                                                      ============      ============
   Accretion of Series A and Series B preferred stock dividends       $  2,189,033      $  2,091,487
                                                                      ============      ============
   Issuance of common stock in lieu of bonus                          $     88,577      $         --
                                                                      ============      ============
   Conversion of Series A preferred stock into common stock           $        585      $      1,307
                                                                      ============      ============
   Issuance of stock options to non-employees                         $     20,148      $         --
                                                                      ============      ============
   Issuance of warrants in connection with consulting
      services (Note 10(b))                                           $    569,667      $         --
                                                                      ============      ============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  ORGANIZATION

     Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is involved in the discovery and development of novel therapeutics using synthetic DNA. The Company has established four technology platforms: immunomodulatory oligonucleotides (IMOs(TM)), potentiation of cancer therapies, antisense, and proprietary tools for functional genomics and diagnostics called Cyclicons(TM).

     Since inception, the Company has been primarily engaged in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on the antisense and immune stimulation technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company's Hybridon Specialty Products business prior to the disposal thereof (see Note 7).

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

     The financial statements of the Company have been restated to reflect the financial results of the Hybridon Specialty Products business as a discontinued operation for the period ended June 30, 2000. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Income (Loss) per Common Share

     Net income (loss) per common share, computed in accordance with SFAS No. 128, Earnings per Share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible debt, if applicable, that are outstanding each period (see Note 12).

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

(4)  CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2001 and December 31, 2000 consist of the following (at amortized cost, which approximates fair market value):

                                                        JUNE 30     DECEMBER 31
                                                         2001*         2000**
                                                      -----------   -----------
     Cash and cash equivalents --
       Cash and money market funds ...............    $ 3,689,315   $   238,327
       Equity securities .........................      9,050,340     1,293,828
                                                      -----------   -----------
               Total cash and cash equivalents ...    $12,739,655   $ 1,532,155
                                                      ===========   ===========

     Short-term investments have maturities of greater than three months and consist of primarily corporate bonds. Investments with maturities of greater than one year have been classified as long-term. The Company had long-term investments of $2,060,938 with an average maturity period of approximately 15 months as of June 30, 2001. There were no long-term investments as of December 31, 2000.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. All of the Company's investments as of June 30, 2001 and December 31, 2000 have been deemed to be held-to-maturity.

     ----------
     *    Does not include restricted cash of $821,250 at June 30, 2001 (see
          Note 5).
     ** Does not include restricted cash of $5,000,000 at December 31, 2000 (see Note 6).

(5)  $3.0 MILLION NOTE

     During November 1998, the Company entered into a $6.0 million note payable with Forum Capital Markets, LLC, which is now Founders Financial Group, L.P. (Founders), and certain investors associated with Pecks Management Partners Ltd. (Pecks). The terms of the note payable are as follows: (i) the maturity is November 30, 2003; (ii) the interest rate is 8%; (iii) interest is payable monthly in arrears, with the principal due in full at maturity of the note; (iv) the note payable is convertible, at Pecks' and Founders' option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share, a premium to fair value at date of issuance, and (v) the note requires minimum liquidity, as defined, of $2.0 million. The Company has classified the outstanding balance of $6.0 million at December 31, 2000 and $3.0 million at June 30, 2001 as a current liability in the accompanying consolidated balance sheets as it does not currently have the financing to remain in compliance with the financial covenants. However, compliance with these covenants has been waived through September 30, 2001 by the noteholders.

     On March 28, 2001, the Company entered into an agreement with the holders of its $6.0 million notes whereby it would pay, out of the proceeds of the sale of its MethylGene shares discussed in Note 8, up to $3.0 million to the holders in partial satisfaction of the notes. In addition, it agreed that it would deposit the sum of $821,250 in a money market fund for the purpose of securing payment of the balance remaining on notes held by a particular lender group. This arrangement was made to encourage the holders of these notes to release their security interest in the shares of MethylGene, Inc. The notes held by these entities were paid down by $3.0 million, which was distributed proportionately. The sum of $821,250 was deposited to secure the notes held by clients of Pecks Management Partners.

     In addition, the Company agreed to reduce the conversion price of the note from $2.40 to $1.50 upon completion of the sale of 60% of the Company's holdings in MethylGene. The Company also agreed to further reduce the conversion price from $1.50 to $.50 if the balance of the note is not paid in full by the Company by September 30, 2001. The Company has the positive intent and ability to repay the remaining balance of the note by September 30, 2001. Accordingly, under the terms of Emerging Issues Task Force Issue No. 98-5 (EITF 98-5) Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company will measure and recognize any potential beneficial conversion at such time that the Company surrenders its unilateral right to prevent the reduction in the conversion price to $.50.

(6)  8.0% CONVERTIBLE NOTES PAYABLE

     In March 2000, the Company commenced an offering of the 8% Convertible Notes Payable (8% Notes). As of December 31, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Notes. Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock, fair value at the commitment date, the "Conversion Ratio," subject to adjustment under certain circumstances, as defined.

     In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At June 30, 2001 the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%. On July 10, 2000, the holders of the 8% Notes entered into an amendment to the Subordination and Intercreditor Agreement. In the Subordination and Intercreditor Agreement, as amended, all parties agreed to release their lien on the portion of the collateral that includes assets that were conveyed in the HSP sale (see
     Note 7). In return for this partial release, the Company undertook in the Subordination and Intercreditor Agreement, as amended, that upon consummation of the HSP sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Notes. The amount of the pledge will be reduced as the Company's obligations are converted to equity or repaid. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the HSP sale.

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

     As of June 30, 2001, $720,069 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

     Subsequent to June 30, 2001, $340,242 of the 8% Notes were converted into 850,500 shares of common stock and all of the 78,259 Series B Preferred shares then outstanding were converted into approximately 19,564,750 shares of common stock. These conversions were based on a reduced conversion price of $0.40 per share.

(7)  SALE OF HYBRIDON SPECIALTY PRODUCTS

     On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business, which manufactures, markets and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million is payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, the Company does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, the Company must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix Technologies, Inc. and MethylGene are applied against the Company's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

     To the extent that the Company purchases products under this agreement for use in the normal course of business, the Company will record in a manner consistent with its accounting treatment for research materials (expense as incurred). To the extent that the Company makes payments for a purchasing shortfall where it has no use for the related products, the Company will record such amount as an offset against the gain to be recorded in September 2001 upon receipt of the additional $3.0 million payment. On June 30, 2001 and December 31, 2000, the Company had accrued approximately $1,032,000 and $337,000, respectively, for its purchasing shortfall. These amounts have been paid in full to Avecia and are included in receivables on the accompanying balance sheets.

(8)  SALE OF METHYLGENE, INC. SHARES

     On April 27, 2001, the Company closed the sale of 60% of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group of private United States institutional investors. MethylGene is a Canadian pharmaceutical research company in which the Company had a 22% ownership interest. On May 14, 2001, the Company closed the sale of the remaining 40% of its holdings with three of MethylGene's other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). The Company received total proceeds of approximately $7.2 million (US). During the second quarter of 2001, the Company recorded a gain for this transaction of approximately $6.9 million, which includes approximately $300,000 in expenses primarily related to professional fees. This gain is included in other income on the accompanying consolidated statement of operations.

(9)  COLLABORATION AND LICENSE AGREEMENT WITH ISIS PHARMACEUTICALS, INC.

     On May 24, 2001, the Company and Isis Pharmaceuticals entered into a Collaboration and License Agreement (the "Agreement") and related documents. Under the Agreement, the Company granted Isis an exclusive license to use and sublicense all of the Company 's antisense chemistry and delivery patents and technology. Notwithstanding, the Company has retained the right to practice its licensed antisense patent technologies and, under certain circumstances, to sublicense these technologies to its collaborators. In exchange for the exclusive license from the Company, Isis has paid the Company $15.0 million in cash and will issue to the Company shares of Isis common stock in four installments over the next two years.

     Isis has granted the Company a non-exclusive license to use Isis' suite of RNase H patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, the Company will issue Isis shares of the Company stock over three years.

     The number of shares issuable to the Company is based on certain market conditions as defined in the agreement. Based on the market conditions as of the closing of the agreement, the shares to be issued by Isis would have a fair market value of $19.5 million. In addition, the number of shares issuable to Isis is based on certain market conditions as defined in the agreement. Based on the market conditions as of the closing of the agreement the shares to be issued by the Company would have a fair market value of $6.0 million.

     Under the terms of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-8 Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, the shares of common stock to be issued and received to and from Isis as described above will be measured at the time of issuance and receipt. As of June 30, 2001 no shares of common stock have been issued by the Company or Isis related to this transaction.

     The Company will recognize revenue related to the Isis transaction ratably over the life of the license agreement, which is approximately 11 years. The long-term and short-term portions of the unrecognized revenue related to the $15.0 million payment received in May 2001 was recorded as deferred revenue - license agreements on the accompanying balance sheet. Expenses related to the Agreement of approximately $1.0 million consist of professional fees and the fair value of warrants issued to a consultant (see Note 10(b)). These expenses were net against the proceeds received and will be recognized over the life of the license agreement. During the three and six month period ended June 30, 2001, the Company recognized approximately $207,000 of revenues related to this agreement which are included in license revenues on the accompanying consolidated statement of operations.

(10) EQUITY

     (a)  Repricing

          In September 1999, the Company's Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25. FIN 44 became effective on July 1, 2000. The Company is following the provisions of FIN 44 and will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and six months ended June 30, 2001, the Company has recognized approximately $923,000 in compensation expense related to the repriced options. This amount is included in stock based compensation on the accompanying consolidated statement of operations.

     (b)  Warrants

          During March 2001, the Company issued warrants to purchase 500,000 shares of common stock to an individual who has been providing consulting services to the Company related to the Agreement discussed in Note 9. These warrants are contingent on the closing of the Agreement. The warrants have an exercise price of $.50, expire five years from the date of grant and vest 100% upon the closing of the Agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services the fair value of the warrants will be measured and accounted for on the date that the contingency occurs. Upon the closing of the Agreement the Company calculated the fair value of the warrants of $569,667 using the Black-Scholes option pricing model.

     (c)  Amendment to Stock Plan

          On June 28, 2001, the stockholder's of the Company approved an amendment to the 1997 Stock Option Plan (the 1997 Option Plan), which was adopted by the Compensation Committee on March 28, 2001. Pursuant to this amendment the

          Company increased the number of options that the Company may issue under the 1997 Option Plan from 8,500,000 shares to 13,500,000 shares. The maximum number of shares with respect to which options may be granted to any employee under the 1997 Option Plan was also increased from 500,000 shares of common stock during any calendar year to a limit determined by dividing 1,500,000 by the fair market value of a share of the Company's common stock at the time of grant, and not to exceed an overall per participant annual limit of 5,000,000 shares.

     (d)  Conversion of Warrants and Preferred Stock into Common Stock

          On July 5, 2001, Hybridon began a program to exchange its Series B Convertible Preferred Stock and several classes of its warrants into shares of Hybridon's common stock. As of August 8, 2001, the following have been effected:

           - All holders of the Company's Series B Preferred Stock have exchanged their securities for 19,564,750 shares of the Company's common stock;

           - Holders of warrants priced between $0.60 and $2.40 have exchanged their warrants for approximately 5,613,000 shares of the Company's common stock; and

           - $340,242 in 8% notes were exchanged for 850,500 shares of common stock.

          The Company will be issuing approximately 26,028,000 new shares of common stock based on exchanges received through August 8, 2001. Also, the Company realized $168,000 of cash proceeds and $340,242 of debt reduction through August 8, 2001.

(11) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on their operations.

(12) INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
     (loss) per share:

                                                            THREE MONTHS                    SIX MONTHS
                                                               ENDED                           ENDED
                                                    ----------------------------     ---------------------------
                                                           JUNE 30, 2001                   JUNE 30, 2001
                                                        2001            2000            2001             2000
                                                    ------------     -----------     -----------     -----------

Numerator:
Income (loss) before extraordinary item             $  3,169,863     $(2,434,582)    $   571,523     $(5,138,544)
Accretion on Series A and B Preferred Stock           (1,181,149)     (1,020,687)     (2,189,033)     (2,091,487)
                                                    ----------------------------     ---------------------------
   Numerator for basic income (loss) per share -
     before extraordinary item applicable to
     common shareholders                               1,988,714      (3,455,269)     (1,617,510)     (7,230,031)

Effect of dilutive securities:
   Dividends on Series A and B Preferred Stock         1,181,149              --              --              --
   Interest expense related to convertible debt           96,686              --              --              --
                                                    ----------------------------     ---------------------------


Numerator for diluted income (loss)
   applicable to common shareholders                $  3,266,549     $(3,455,269)    $(1,617,510)    $ 7,230,031)
                                                    ============================     ===========================

Denominator:
Denominator for basic income (loss) per share         18,854,291      17,243,450      18,671,211      16,758,985

Effect of dilutive securities:
   Common stock options and warrants                   4,043,224              --              --              --
   Convertible Debt                                    4,182,995              --              --              --
   Series A and B Preferred Stock                     30,093,422              --              --              --
                                                    ----------------------------     ---------------------------
                                                      38,319,641              --              --              --
                                                    ----------------------------     ---------------------------

   Denominator for diluted income (loss)
     per share                                        57,173,932      17,243,450      18,671,211      16,758,985
                                                    ============================     ===========================

Income (loss) per share - basic
   Continuing operations                            $       0.11     $     (0.19)    $     (0.09)    $     (0.40)
   Discontinued operations                                    --           (0.01)             --           (0.03)
                                                    ----------------------------     ---------------------------
   Income (loss) before extraordinary item                  0.11           (0.20)          (0.09)          (0.43)
   Extraordinary loss                                         --              --           (0.08)             --
                                                    ----------------------------     ---------------------------
   Net income (loss) per share                      $       0.11     $     (0.20)    $     (0.17)    $     (0.43)
                                                    ============================     ===========================

Earnings (loss) per share - diluted
   Continuing operations                            $       0.06     $     (0.19)    $     (0.09)    $     (0.40)
   Discontinued operations                                    --           (0.01)             --           (0.03)
                                                    ----------------------------     ---------------------------
   Income (loss) before extraordinary item                  0.06           (0.20)          (0.09)          (0.43)
   Extraordinary loss                                         --              --           (0.08)             --
                                                    ----------------------------     ---------------------------
   Net income (loss) per share                      $       0.06     $     (0.20)    $     (0.17)    $     (0.43)
                                                    ============================     ===========================


     For the three and six month periods ended June 30, 2000, diluted net loss per share is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities totaling 12,092,582, and 54,530,048, which consist of stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) are not included in the Company's calculation of diluted net loss per common share for the three and six month periods ended June 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

GENERAL

     Hybridon, established in 1989, is a leading company involved in the discovery and development of novel therapeutics using synthetic DNA. Hybridon has established four technology platforms: immunomodulatory oligonucleotides (IMOs(TM)), potentiation of cancer therapies, antisense, and proprietary tools for functional genomics and diagnostics called Cyclicons(TM).

     Hybridon has made a substantial number of synthetic DNA compounds (IMOs(TM)) that have been shown in tests with cells in the laboratory or in animals to produce responses in the immune system. When used alone or in combination with antibodies or vaccines, these synthetic DNA molecules are thought to have the potential to treat some cancers, allergies, inflammation, asthma and infectious diseases. A number of these compounds that are potent in stimulating the immune system have unique chemical modifications not found in natural DNA.

     Hybridon holds a leading position in the development of synthetic DNA chemistry that is used to make drug candidates designed specifically to inhibit or to reduce production of proteins that cause a given disease. Synthetic DNA molecules with these properties are called "antisense" agents. Hybridon's synthetic DNA compounds, used in combination with certain marketed cancer therapies, have been shown to enhance the potency of the antitumor activity of these cancer therapies. Hybridon has also identified advanced antisense drug candidates targeted to a number of novel gene products linked to cancer. Most recently, Hybridon has developed several novel, DNA-based tools with broad application in the area of functional genomics and diagnostics.

     Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities, and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Revenues received by Hybridon to date have been from collaborative agreements, license agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its manufacturing business, Hybridon Specialty Products or "HSP" prior to the disposal thereof in September 2000.

     Hybridon has incurred total losses of approximately $263.2 million through June 30, 2001. Hybridon expects that its research and development and general and administrative expenses will be significant in 2001 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs.

     As of August 7, 2001, Hybridon had 16 full-time employees.

     The financial statements of Hybridon have been restated to reflect the financial results of the HSP business as a discontinued operation for the period ended June 30, 2000.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Hybridon had total revenues of $0.4 million and $0.1 million for the three months ended June 30, 2001 and 2000, respectively, and had total revenues of $0.6 million and $0.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in revenues in 2001 over 2000 is primarily due to the currently recognized portion of deferred revenue booked as a result of Hybridon's Collaboration and License Agreements entered into with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. along with an increase in interest income in 2001 resulting from higher cash balances available for investment from the aforementioned agreements.

     Hybridon's research and development expenses were $1.3 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase in research and development expenses reflects increased payroll and laboratory costs during the second quarter of 2001.

     Hybridon's general and administrative expenses were $1.7 and $0.9 million for the three months ended June 30, 2001 and 2000, respectively, and $3.0 million and $1.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily due to expenses associated with licensing transactions and with patent prosecution and filings.

     Hybridon's stock-based compensation expense was $0.9 million for the three and six months ended June 30, 2001. This is a result of Hybridon's remeasuring the intrinsic value of repriced stock options. See "Financial Statements - Notes to Consolidated Condensed Financial Statements" Note 10 (a).

     Hybridon's interest expense was $0.3 million and $0.6 million for the three months ended June 30, 2001 and 2000, respectively, and $0.6 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. This decrease was primarily due to Hybridon's paying down its $6.0 million note to $3.0 million during the second quarter of 2001 and Hybridon's exchanging the majority of its 8% convertible notes payable for Series B preferred stock, during the first quarter of 2001.

     Other income consists of a gain recorded from Hybridon's sale of 100% of its holdings of MethylGene stock. MethylGene is a Canadian pharmaceutical research company in which Hybridon had a 22% ownership as a result of spinning out MethylGene in 1996. Hybridon closed the sale of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group of private United States institutional investors along with three of MethylGene's other shareholders during late April and early May 2001 at similar terms ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). Hybridon received total proceeds of approximately $7.2 million (US). During the second quarter of 2001, Hybridon recorded a gain for this transaction of approximately $6.9 million, which includes approximately $300,000 in expenses primarily related to professional fees.

     As a result of the above factors, Hybridon recorded income from continuing operations of $3.2 million and loss from continuing operations of $2.3 million for the three months ended June 30, 2001 and 2000, respectively, and income of $0.6 million and loss of $4.6 million for the six months ended June 30, 2001 and 2000, respectively. Hybridon incurred net losses from discontinued operations of zero and $0.2 million for the three months ended June 30, 2001 and 2000, respectively, and net losses of zero and $0.6 million for the six months ended June 30, 2001 and 2000, respectively.

     Hybridon had an extraordinary loss of $1.4 million for the six months ended June 30, 2001 resulting from the conversion of the 8% Notes to Series B Convertible Preferred Stock during the first quarter of 2001. See "Financial Statements - Notes to Consolidated Condensed Financial Statements" Note 6 for a discussion of Hybridon's extraordinary loss. As a result, Hybridon recorded a net loss after extraordinary item of $0.8 million for the six months ended June 30, 2001.

     Hybridon recorded preferred stock dividends on the Series A and Series B convertible preferred stock of $1.2 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2001 and 2000, respectively, resulting in net income applicable to common stockholders of $2.0 million for the three months ended June 30, 2001 and a net loss applicable to common stockholders of $3.5 million for the three months ended June 30, 2000, and a net loss of $3.0 million and $7.2 million for the six months ended June 30, 2001 and 2000, respectively.

     The net loss from discontinued operations, as presented on the consolidated condensed statement of operations for the three and six months ended June 30, 2000, includes the operating loss from discontinued operations relating solely to the operating results of the Hybridon Specialty Products business.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001, Hybridon's continuing operating activities provided cash of approximately $16.0 million. Hybridon also did not incur any capital expenditures in this period. The primary use of cash was to fund Hybridon's operating activities included in its $0.6 million income before extraordinary items.

     Hybridon had cash and cash equivalents of $12.7 million, short-term investments of $5.9 million and long-term investments of $2.1 million, for a combined total of $20.7 million at June 30, 2001. Additionally, Hybridon had $0.8 million of restricted cash at June 30, 2001.

     On August 8, 2001, Hybridon's obligations included $1.3 million principal amount of 9% Notes, a $3.0 million note from Founders Financial Group LP, formerly Forum Capital Markets, LLC and other lenders, approximately $0.4 million in 8% Convertible Notes and accrued interest as described below, and approximately $0.4 million of accounts payable. The agreement covering the $3.0 million note from the lenders contains financial covenants that require Hybridon to maintain minimum tangible net worth and minimum liquidity requirements. Compliance with these covenants has been waived through September 30, 2001 by the noteholders.

Hybridon's current cash and liabilities position resulted from the following transactions:

     Sale of Hybridon Specialty Products Division

     Hybridon received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million is payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, Hybridon entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceed certain goals, Hybridon does not have any such purchase commitment. If Avecia Biotechnology's third party sales do not meet such goals, Hybridon must make purchases sufficient to cover the shortfall, subject to an agreed upon formula. Hybridon's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix Technologies, Inc. and MethylGene are applied against Hybridon's commitment. Any unpaid amounts under this agreement will reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

     To the extent that Hybridon purchases products under this agreement for use in the normal course of business, Hybridon will record in a manner consistent with its accounting treatment for research materials (expense as incurred). To the extent that Hybridon makes payments for a purchasing shortfall where it has no use for the related products, Hybridon will record such amount as an offset against the gain to be recorded in September 2001 upon receipt of the additional $3.0 million payment. On June 30, 2001 and December 31, 2000, Hybridon had accrued approximately $1,032,000 and $337,000, respectively, for its purchasing shortfall. These amounts have been paid in full to Avecia and are included in receivables on the accompanying balance sheets.

Exchange of Preferred Stock for Debt and Release of Restricted Cash

     On March 5, 2001, Hybridon exchanged shares of its newly created Series B Preferred Stock for $7.6 million of its 8% Convertible Notes due 2002. This transaction also had the effect of releasing for Hybridon's use $5.0 million of proceeds from the HSP/Avecia transaction. The pledging of the $5.0 million of proceeds had been a condition of the holders of the 8% Notes and other noteholders releasing their lien on the HSP assets to permit their sale to Avecia in September 2000. At June 30, 2001 approximately $720,000 of the 8% Notes which did not yet participate in the exchange remained outstanding. As mentioned below, these remaining notes were converted into common stock on July 17, 2001.

     Those holders of 8% Notes who participated in the exchange received approximately 76,000 Series B Preferred shares, each of which had a liquidation preference of $100 and are senior in right of payment with respect to liquidation distributions to Hybridon's outstanding Series A convertible Preferred Stock and common stock. Shares of Series B Preferred accrue dividends at the rate of 8% per annum which are payable in kind or in cash at Hybridon's option. Such shares are convertible into shares of common stock at an initial rate of one share of Series B Preferred for 200 shares of Common stock. As mentioned below, all outstanding Series B Preferred shares were converted into common shares during July 2001.

     Sale of MethylGene Shares

     During late April and May 2001, Hybridon sold its holdings of the Class A and Class B common stock of MethylGene, Inc. for a total of approximately $7.2 million. The buyers consisted of a private institutional investor and several Canadian institutional investors. To release the MethylGene shares from liens held by holders of Hybridon's $6.0 million note, the Company paid such holders out of the proceeds of the sale the total sum of $3.0 million and agreed to hold an additional sum of $821,250 in a money market fund to secure payment of the balance remaining in favor of certain noteholders. Hybridon carries the $821,250 as restricted cash on its balance sheet.

     In addition, Hybridon agreed to reduce the conversion price of the remaining note from $2.40 to $1.50. Hybridon also agreed to further reduce the conversion price from $1.50 to $.50 if the balance of the note was not paid in full by Hybridon as of September 30, 2001. Hybridon will measure and recognize any potential beneficial conversion at such time that Hybridon loses its unilateral right to prevent the reduction in the conversion price to $.50. Lenders holding the $3.0 million note include companies which are holders of 5% or more of Hybridon's common stock.

     EpiGenesis Transaction

     On April 23, 2001, Hybridon and EpiGenesis Pharmaceuticals Inc. commenced a collaborative alliance to develop and market up to five antisense drugs for respiratory diseases. This alliance will concentrate on developing drugs, which will be delivered directly to the respiratory tract. Hybridon received an upfront cash payment of $0.5 million and will receive a portion of future royalties and sublicense fees on any future compounds that use Hybridon's proprietary antisense chemistries. Hybridon will recognize revenue related to the EpiGenesis transaction ratably over the life of the license agreement.

     Isis Transaction

     On May 24, 2001, Hybridon and Isis Pharmaceuticals entered into a Collaboration and License Agreement (the "Agreement") and related documents. Under the Agreement, Hybridon granted Isis an exclusive license to use and sublicense all of Hybridon's antisense chemistry and delivery patents and technology. Notwithstanding, Hybridon has retained the right to practice its licensed antisense patent technologies and to sublicense these technologies to its collaborators. In exchange for the exclusive license from Hybridon, Isis has paid Hybridon $15 million in cash and will issue to Hybridon shares of Isis common stock in four installments over the next two years.

     Isis has granted Hybridon a non-exclusive license to use Isis' suite of antisense patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, Hybridon will issue Isis shares of Hybridon stock over three years.

     The number of shares issuable to Hybridon is based on certain market conditions as defined in the agreement. Based on the market conditions as of the closing of the agreement, the shares to be issued by Isis would have a fair market value of $19.5 million. In addition, the number of shares issuable to Isis is based on certain market conditions as defined in the agreement. Based on the market conditions as of the closing of the agreement the shares to be issued by Hybridon would have a fair market value of $6.0 million. As of June 30, 2001 no shares of common stock have been issued by Hybridon or Isis related to this transaction.

     Hybridon will recognize revenue related to the Isis transaction ratably over the life of the license agreement, which is approximately 11 years. The long-term and short-term portions of the unrecognized revenue related to the $15.0 million payment received in May 2001 was recorded as deferred revenue - license agreements on the accompanying balance sheet. During the three and six month period ended June 30, 2001, Hybridon recognized approximately $207,000 of revenues related to this agreement which are included in license revenues on the accompanying consolidated statement of operations.

     Completion of Early Exercise Program

     On July 30, 2001, Hybridon successfully completed its program to encourage holders of Series B Convertible Preferred Stock and several classes of its warrants to convert or exchange such securities into shares of Hybridon's common stock. As of August 8, 2001, the following have been effected:

     - All holders of Hybridon's Series B Preferred Stock have exchanged their securities for 19,564,750 shares of Hybridon's common stock;

     - Holders of warrants priced between $0.60 and $2.40 have exchanged their warrants for approximately 5,613,000 shares of Hybridon's common stock; and

     - $340,242 in 8% notes were exchanged for 850,500 shares of common stock.

     Hybridon will be issuing approximately 26,028,000 new shares of common stock based on exchanges received through August 8, 2001. Also, Hybridon realized $168,000 of cash proceeds and $340,242 of debt reduction through August 8, 2001.

ISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At Hybridon's Annual Meeting of Stockholders held on June 28, 2001, the stockholders elected the following two individuals as Class III Directors to hold office until the 2004 Annual Meeting of
          Stockholders:

                                        For      Against      Withheld
                                    ----------   -------      --------
          Sudhir Agrawal, D.Phil.   14,628,830      0          7,979
          Youssef El-Zein           14,628,230      0          8,579


          The term of office as a director for each of the following individuals continued after the meeting:

          Arthur W. Berry

          C. Keith Hartley

          Nasser Menhall

          Camille A. Chebeir

          James B. Wyngaarden, M.D.

          Paul C. Zamecnik, M.D.

          The stockholders also approved an amendment to Hybridon's 1997 Stock Incentive Plan after it had been adopted by the Hybridon Compensation Committee. The holders of 9,168,379 shares of common stock voted for the proposal; the holders of 255,557 shares of common stock voted against the proposal; the holders of 26,260 shares of common stock abstained from voting.

          Finally, the stockholders ratified the selection of Arthur Andersen LLP as the independent public accountants to audit Hybridon's consolidated financial statements. The holders of 14,629,531 shares of common stock voted for the ratification; the holders of 6,838 shares of common stock voted against; the holders of 440 shares of common stock abstained from voting.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          10.71 Collaboration and License Agreement By and Between Isis Pharmaceuticals, Inc., and the Company, Dated May 24, 2001.

          10.72 Master Agreement Relating to the Cross License of Certain Intellectual Property and Collaboration By and Between Isis Pharmaceuticals, Inc. and the Company, Dated May 24, 2001.

          10.73 Share Purchase Agreement between the Company and Royal Bank Ventures, Inc., Fonds De Solidarite Des Travailleurs Du Quebec (F.T.Q.), and Ontario Teacher's Pension Plan Board, Dated
                 May 11, 2001.

          (b) Reports on Form 8-K

          On May 10, 2001, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon closed the sale of 2,350,000 common shares of its holding of MethylGene, Inc., a Canadian pharmaceutical research company to affiliates of Paul Capital Partners, a California investment fund company specializing in secondary acquisitions. Paul Capital paid an aggregate sale price of approximately $4.3 million.

          On May 29, 2001, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon closed the sale of 1,552,941 common shares of its holding of MethylGene, Inc., a Canadian pharmaceutical research company to Royal Bank Ventures, Inc., Ontario Teachers' Pension Plan Board, and Fonds de Solidarite des Travailleurs du Quebec (collectively, the "Purchasers"). The Purchasers paid an aggregate sale price of approximately $2.8 million.

          On June 8, 2001, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon and Isis Pharmaceuticals, Inc. entered into a Collaboration and License Agreement (the "Agreement") and related documents. Under the Agreement, Hybridon granted Isis an exclusive license to use and sublicense all of Hybridon's antisense chemistry and delivery patents and technology. Notwithstanding, Hybridon has retained the right to practice its licensed antisense patent technologies and to sublicense these technologies to its collaborators. In exchange for the exclusive license from Hybridon, Isis has paid Hybridon $15 million in cash and will pay to Hybridon $19.5 million in Isis common stock over two years. The consideration for the license was determined by arms-length negotiations.

          Isis has granted Hybridon a non-exclusive license to use Isis' suite of RNase H patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, Hybridon will pay Isis $6 million in Hybridon stock over three years.

          On June 11, 2001, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon plans to have private discussions from time to time with holders of (a) its Series B Convertible Preferred Stock and
          (b) various warrants, to explore their interest in converting such convertible preferred stock into, or exercise such warrants to purchase, shares of Hybridon's common stock in the near term. Hybridon's purpose would be to reduce the number of outstanding securities which are convertible into or exercisable for the purchase of shares of Hybridon's common stock and to simplify its capital structure.

          Such discussions have lead to agreements whereby the holders of such securities accept such proposals and convert their preferred stock, or exercise their warrants for the purchase of, shares of Hybridon's common stock.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HYBRIDON, INC.


                                      /s/ Sudhir Agrawal
                                      ------------------------------------------
Date: August 20, 2001                 Sudhir Agrawal, D. Phil.
                                      President and Acting Chief
                                      Executive Officer


                                      /s/ Robert G. Andersen
                                      ------------------------------------------
Date: August 20, 2001                 Robert G. Andersen
                                      Chief Financial Officer and Vice
                                      President of Operations and Planning