Form 10-Q
period 2001-09-30
HYBRIDON INC
filed 2001-11-14
CIK 861838

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001, or

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

                                   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.001 per share                    44,882,418
--------------------------------------------------------------------------------
                Class                         Outstanding as of November 7, 2001

                                 HYBRIDON, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements

         Consolidated Condensed Balance Sheets as of
          September 30, 2001 and December 31, 2000.

         Consolidated Condensed Statements of Operations
          for the Three Months and Nine Months ended
           September 30, 2001 and 2000.

         Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2000.

         Notes to Consolidated Condensed Financial Statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.

PART II - OTHER INFORMATION

Item 1 - None
Item 2 - None
Item 3 - None
Item 4 - None
Item 5 - None

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                         HYBRIDON, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           2001                2000
                                                                                           ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   8,442,284       $   1,532,155
  Restricted cash                                                                         1,000,000                  --
  Marketable securities                                                                  15,038,277           2,000,000
  Receivables                                                                               194,416             337,403
  Prepaid expenses and other current assets                                                      --              71,616
                                                                                      -------------       -------------
         Total current assets                                                            24,674,977           3,941,174
                                                                                      -------------       -------------
PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                    170,287             150,342
  Laboratory equipment and other                                                          2,762,343           5,236,299
                                                                                      -------------       -------------
                                                                                          2,932,630           5,386,641
  Less -- Accumulated depreciation and amortization                                       2,793,780           5,295,963
                                                                                      -------------       -------------
                                                                                            138,850              90,678
                                                                                      -------------       -------------
OTHER ASSETS:
  Marketable Securities                                                                   1,045,060                  --
  Deferred financing costs and other assets                                                  18,274             969,631
  Restricted cash                                                                                --           5,000,000
                                                                                      -------------       -------------
                                                                                          1,063,334           5,969,631
                                                                                      $  25,877,161       $  10,001,483
                                                                                      =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt                                                     $          --       $   6,000,000
Accounts payable                                                                            623,367           1,084,330
Accrued expenses                                                                          1,211,601           1,094,735
Forward contracts                                                                           971,482                  --
Deferred revenue                                                                          1,861,362                  --
                                                                                      -------------       -------------
         Total current liabilities                                                        4,667,812           8,179,065
                                                                                      -------------       -------------
9% CONVERTIBLE SUBORDINATED NOTES PAYABLE                                                 1,306,000           1,306,000
                                                                                      -------------       -------------
8% CONVERTIBLE NOTES PAYABLE                                                                387,730           8,046,420
                                                                                      -------------       -------------
DEFERRED REVENUE                                                                         18,525,619                  --
                                                                                      -------------       -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value --
    Authorized -- 5,000,000 shares

    Series A convertible preferred stock -- Designated -- 1,500,000 shares
      Issued and outstanding -- 620,013 and 626,170 shares at September 30, 2001 and December 31, 2000, respectively

     (liquidation preference of $64,016,660 at September 30, 2001)                            6,200               6,262
  Common stock, $0.001 par value-- Authorized-- 100,000,000 shares
    Issued and outstanding-- 44,875,294 and 18,382,237 shares at
     September 2001 and December 31, 2000, respectively                                      44,875              18,382
Additional paid-in capital                                                              270,773,010         252,645,636
Accumulated deficit                                                                    (269,736,128)       (260,193,046)
Deferred compensation                                                                       (97,957)             (7,236)
                                                                                      -------------       -------------
         Total stockholders' equity (deficit)                                               990,000          (7,530,002)
                                                                                      -------------       -------------
                                                                                      $  25,877,161       $  10,001,483
                                                                                      =============       =============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      2001              2000             2001               2000
                                                                      ----              ----             ----               ----
REVENUES:
   License revenue                                                $   146,888       $        --       $   401,750       $        --
   Royalty and other income                                             7,198            43,892            64,726           146,529
   Interest income                                                    189,549            15,637           429,392            66,012
                                                                  -----------       -----------       -----------       -----------
       Total revenues                                                 343,635            59,529           895,868           212,541
                                                                  -----------       -----------       -----------       -----------
OPERATING EXPENSES:
   Research and development                                         1,080,186           761,227         3,440,251         2,793,949
   General and administrative                                       1,522,973           562,013         4,522,947         2,339,897
   Stock based compensation(1)                                       (576,583)               --           347,197                --
   Interest                                                           514,451           951,673         1,101,603         1,856,677
                                                                  -----------       -----------       -----------       -----------
       Total operating expenses                                     2,541,027         2,274,913         9,411,998         6,990,523
                                                                  -----------       -----------       -----------       -----------
   Unrealized loss on trading securities (Note 9 and Note 4)       (1,171,482)               --        (1,171,482)               --
   Other income (Note 8)                                                   --                --         6,890,261                --
                                                                  -----------       -----------       -----------       -----------
   Loss from continuing operations                                 (3,368,874)       (2,215,384)       (2,797,351)       (6,777,982)
   Income from discontinued operations (Note 7)                     1,967,830         5,868,100         1,967,830         5,292,154
                                                                  -----------       -----------       -----------       -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                            (1,401,044)        3,652,716          (829,521)       (1,485,828)

EXTRAORDINARY ITEM:
   Loss on early retirement of 8% convertible notes payable                --                --        (1,411,876)               --
                                                                  -----------       -----------       -----------       -----------
NET (LOSS) INCOME                                                  (1,401,044)        3,652,716        (2,241,397)       (1,485,828)
ACCRETION OF PREFERRED STOCK DIVIDENDS                             (5,112,651)       (1,020,687)       (7,301,684)       (3,112,174)
                                                                  -----------       -----------       -----------       -----------
NET (LOSS) INCOME APPLICABLE TO COMMON
STOCKHOLDERS (NOTE 12)                                            $(6,513,695)      $ 2,632,029       $(9,543,081)      $(4,598,002)
                                                                  ===========       ===========       ===========       ===========
   NET INCOME (LOSS) PER SHARE APPLICABLE TO
   COMMON  STOCKHOLDERS (NOTE 12):
       Basic                                                      $     (0.11)      $      0.15       $     (0.22)      $     (0.27)
                                                                  ===========       ===========       ===========       ===========
       Diluted                                                    $     (0.11)      $      0.15       $     (0.22)      $     (0.27)
                                                                  ===========       ===========       ===========       ===========
SHARES USED IN COMPUTING INCOME (LOSS) PER
COMMON SHARE:
       Basic                                                       59,444,375        17,922,949        42,533,798        17,130,454
                                                                  ===========       ===========       ===========       ===========
       Diluted                                                     59,444,375        17,922,949        42,533,798        17,130,454
                                                                  ===========       ===========       ===========       ===========

(1) The following summarizes the allocation of stock based
    compensation:
          Research and development                                $  (318,643)      $        --       $   290,534       $        --
          General and administrative                                 (257,940)               --            56,663                --
                                                                  -----------       -----------       -----------       -----------
          Total stock-based compensation                          $  (576,583)      $        --       $   347,197       $        --
                                                                  ===========       ===========       ===========       ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements

                         HYBRIDON, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2001               2000
                                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $(2,241,397)      $(1,485,828)
   Income from discontinued operations                                                 1,967,830         5,292,154
                                                                                     -----------       -----------
   Loss from continuing operations, including extraordinary item                      (4,209,227)       (6,777,982)

   Adjustments to reconcile net loss to net cash used in operating activities--
    Extraordinary loss on exchange of 8% convertible subordinated notes payable        1,411,876                --
      Issuance of common stock for services rendered                                      26,000                --
      Depreciation and amortization                                                       31,212           104,576
      Gain on sale of property and equipment                                             (45,650)               --
      Stock based compensation                                                           347,197                --
      Amortization of deferred compensation                                               10,647           334,493
      Amortization of deferred financing costs                                           429,402           343,441
      Interest expenses related to the issuance of common stock warrants                      --           731,196
      Non-cash interest expense                                                          497,228           151,077
      Changes in operating assets and liabilities -
         Accounts receivable                                                            (889,183)               --
         Prepaid expenses and other current assets                                        71,616            56,923
         Accounts payable and accrued expenses                                          (227,825)         (694,049)
         Forward contracts                                                               971,482                --
         Deferred revenue                                                             14,667,360                --
                                                                                     -----------       -----------
            Net cash provided by (used) in continuing operating activities            13,092,135        (5,750,325)
                                                                                     -----------       -----------
            Net cash provided by discontinued operations                               3,000,000           154,419
                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                                 (7,794,049)               --
   Increase in other assets                                                                   --          (101,401)
   Proceeds from sale of discontinued operations                                              --        11,550,000
   Increase in restricted cash                                                                --        (5,000,000)
   Purchases of property and equipment                                                   (71,525)               --
   Proceeds from sale of property and equipment                                           45,650                --
                                                                                     -----------       -----------
            Net cash used in investing activities                                     (7,819,924)        6,448,599
                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common stock                                                 --           114,705
   Net proceeds from exercise of common stock options and warrants                       209,518                --
   Sale of common stock                                                                  428,400                --
   Proceeds from issuance of convertible promissory notes payable                             --         1,486,090
   Net borrowings under line of credit                                                        --           231,167
   Payments on long-term debt                                                         (6,000,000)               --
   Decrease in restricted cash                                                         4,000,000                --
                                                                                     -----------       -----------
            Net cash provided by financing activities                                 (1,362,082)        1,831,962
                                                                                     -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              6,910,129         2,684,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,532,155         2,551,671
                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 8,442,284       $ 5,236,326
                                                                                     ===========       ===========
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                            $   360,525       $   592,898
                                                                                     ===========       ===========
Supplemental disclosure of non cash financing and investing activities:
   Exchange of 8% Convertible Notes Payable for
      Series B preferred stock and common stock (Note 6)                             $ 7,944,801       $        --
                                                                                     ===========       ===========
   Accretion of Series A and Series B preferred stock dividends                      $ 3,201,684       $ 3,112,174
                                                                                     ===========       ===========
   Dividend from induced conversion of Series B preferred stock (Note 10)            $ 4,100,000       $        --
                                                                                     ===========       ===========
   Issuance of common stock in lieu of bonus                                         $    88,577       $        --
                                                                                     ===========       ===========
   Conversion of Series A preferred stock into common stock                          $       613       $     1,675
                                                                                     ===========       ===========
   Conversion of Series B preferred stock into common stock                          $    19,565       $        --
                                                                                     ===========       ===========
   Issuance of stock options to non-employees                                        $    20,148       $        --
                                                                                     ===========       ===========
   Issuance of warrants in connection with consulting services (Note 10(b))          $   569,667       $        --
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

     Segment Reporting

     The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment. All of the Company's revenues are generated in the United States and all assets are located in the United States.

     Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

(4)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2001 and December 31, 2000 consist of the following (at amortized cost, which approximates fair market value):

                                                                      SEPTEMBER 30       DECEMBER 31
                                                                          2001*             2000**
                                                                          -----             ------
Cash and cash equivalents  -
   Cash and money market funds..................................       $2,936,365        $  238,327
   Securities ..................................................        5,505,919         1,293,828
                                                                       ----------        ----------
     Total cash and cash equivalents ...........................       $8,442,284        $1,532,155
                                                                       ==========        ==========

     Short-term marketable securities have maturities of greater than three months and consist of primarily corporate bonds. Also included in short-term marketable securities are 357,143 shares of stock received in connection with the license agreement discussed in Note 9. Marketable securities with maturities of greater than one year have been classified as long-term. The Company had long-term investments of $1,045,060 with an average maturity period of approximately 13 months as of September 30, 2001. There were no long-term investments as of December 31, 2000.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost, which approximates fair market value. All of the Company's investments as of December 31, 2000 are classified as held-to-maturity. As of September 30, 2001, all of the Company's investments are classified as held-to-maturity except for the shares discussed above received in connection with the license agreement discussed in Note 9. In accordance with SFAS No. 115 the Company has classified these shares as trading securities as the Company's intent is to sell the securities in the short-term. Trading securities are reported at fair value with changes to the fair value being reported in earnings. Upon execution of the forward contracts discussed in Note 9, the gains or losses on the trading securities are offset completely by the gains or losses on the forward contracts. Prior to the execution of the forward contracts the Company recorded approximately $902,000 of unrealized loss related to these trading securities. As of September 30, 2001, the fair value of these trading securities is approximately $6,089,000.

     ---------
     * Does not include restricted cash of $1,000,000 at September 30, 2001 (see Note 9).
     ** Does not include restricted cash of $5,000,000 at December 31, 2000 (see
        Note 6).

(5) $3.0 MILLION NOTE

     During November 1998, the Company entered into a $6.0 million note payable with Forum Capital Markets, LLC, which is now Founders Financial Group, L.P. (Founders), and certain investors associated with Pecks Management Partners Ltd. (Pecks). The terms of the note payable were as follows: (i) the maturity was November 30, 2003; (ii) the interest rate is 8%; (iii) interest was payable monthly in arrears, with the principal due in full at maturity of the note; (iv) the note payable was convertible, at Pecks' and Founders' option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share, a premium to fair value at date of issuance, and (v) the note required minimum liquidity, as defined, of $2.0 million. The Company has classified the outstanding balance of $6.0 million at December 31, 2000 as a current liability in the accompanying consolidated balance sheets as it did not have the financing to remain in compliance with the financial covenants at that time.

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

     In addition, the Company agreed to reduce the conversion price of the note from $2.40 to $1.50 upon completion of the sale of 60% of the Company's holdings in MethylGene. The Company also agreed to further reduce the conversion price from $1.50 to $.50 if the balance of the note was not paid in full by the Company by September 30, 2001. Pursuant to Emerging Issues Task Force Issue No. 98-5 (EITF 98-5) Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, since the Company had both the intent and ability to pay the remaining notes prior to September 30, 2001, the Company will measure and recognize any potential beneficial conversion at such time that the Company surrenders its unilateral right to avoid the reduction in the conversion price to $.50.

     On September 27, 2001, the Company paid off the remaining $3.0 million to the holders in full satisfaction of the notes. The sum of $821,250 previously deposited to secure the notes held by clients of Pecks Management Partners has been released.

(6) 8.0% CONVERTIBLE NOTES PAYABLE

     In March 2000, the Company completed an offering of the 8% Convertible Notes Payable (8% Notes). As of December 31, 2000, the Company had received approximately $7.6 million in principal with respect to the 8% Notes. Under the terms of the 8% Notes, the Company must make semiannual interest payments on the outstanding principal balance through the maturity date of November 30, 2002. The 8% Notes are convertible at any time prior to the maturity date at a conversion price equal to $0.60 per share of common stock, fair value at the commitment date, subject to adjustment under certain circumstances, as defined.

     In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At September 30, 2001 the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%. On July 10, 2000, the holders of the 8% Notes entered into an amendment to the Subordination and Intercreditor Agreement. In the Subordination and Intercreditor Agreement, as amended, all parties agreed to release their lien on the portion of the collateral that includes assets that were conveyed in the HSP sale (see
     Note 7). In return for this partial release, the Company undertook in the Subordination and Intercreditor Agreement, as amended, that upon consummation of the HSP sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Notes. The amount of the pledge will be reduced as the Company's obligations are converted to equity or repaid. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company's assets remaining after the HSP sale.

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

     During July 2001, $340,242 of the 8% Notes plus accrued interest were converted into 850,500 shares of common stock and all of the 78,259 Series B Preferred shares then outstanding were converted into approximately 19,564,500 shares of common stock. These conversions were based on a reduced conversion price of $0.40 per share which was offered to the holders of the Series B Preferred Stock and 8% Notes as part of the Company's early exercise program discussed in Note 10. In accordance with SFAS No. 84, Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26), the Company recorded a charge to interest expense of approximately $267,000. The charge was equal to the fair value of the common stock received less the fair value of common stock that would have been received pursuant to the original conversion terms.

     As of September 30, 2001, $387,730 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

(7) SALE OF HYBRIDON SPECIALTY PRODUCTS

     On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business, which manufactures, markets and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million was payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology's third-party sales of HSP product exceeded certain goals, the Company did not have any such purchase commitment. If Avecia Biotechnology's third party sales did not meet such goals, the Company was required to make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company's commitment is on a "take-or-pay" basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix Technologies, Inc. and MethylGene are applied against the Company's commitment. Any unpaid amounts under this agreement would reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

     On September 20, 2001, the Company received the $3.0 million contingent payment in full from Avecia Biotechnology.

     To the extent that the Company made payments for a purchasing shortfall where it had no use for the related products, the Company recorded such amount as an offset against the gain in September 2001 upon receipt of the additional $3.0 million payment. On June 30, 2001 and December 31, 2000, the Company had accrued approximately $1,032,000 and $337,000, respectively, for its purchasing shortfall. These amounts have been paid in full to Avecia and were included in the Company's receivables. Upon receipt of the $3.0 million payment, the Company applied approximately $1,032,000 toward the satisfaction of this receivable in full and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations.

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

(9) COLLABORATION AND LICENSE AGREEMENT WITH ISIS PHARMACEUTICALS, INC.

     On May 24, 2001, the Company and Isis Pharmaceuticals entered into a Collaboration and License Agreement (the "Agreement") and related documents. Under the Agreement, the Company granted Isis an exclusive license to use and sublicense all of the Company's antisense chemistry and delivery patents and technology. The Company has retained the right to practice its licensed antisense patent technologies and, subject to certain constraints, to sublicense these technologies to its collaborators. In exchange for the license granted by the Company, Isis has paid the Company $15.0 million in cash and will issue to the Company shares of Isis common stock in four installments over the next two years.

     Isis has granted the Company a non-exclusive license to use Isis' suite of Rnase H patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, the Company will issue to Isis, shares of the Company's stock over three years.

     The number of shares of Isis stock issuable to the Company is based on certain market conditions, as defined in the agreement, and would have a fair market value of $19.5 million, if the stock remains in a certain price range as defined in the Agreement. If the stock is trading above or below these ranges, the fair value of the stock could be materially different. In addition, the number of shares of Hybridon stock issuable to Isis is based on certain market conditions, as defined in the agreement, and would have a fair market value of $6.0 million, if the stock remains in a certain price range as defined in the Agreement. If the stock is trading above or below these ranges the fair value of the stock could be materially different.

     The Company will recognize revenue related to the Isis transaction ratably over the life of the license agreement, which is approximately 11 years. "Deferred revenue - license agreements" relates to the unrecognized portion of the $15.0 million payment received in May 2001 and the fair value of the Isis stock received in September 2001 discussed below. Expenses related to the Agreement of approximately $1.0 million consist of professional fees and the fair value of warrants issued to a consultant (see Note 10(b)). These expenses were net against the proceeds received and will be recognized over the life of the license agreement. In addition, the Company will amortize as a reduction to revenue, over the life of the Agreement, the estimated fair value of the Company's stock that will be paid to Isis as discussed above.

     During the three and nine month periods ended September 30, 2001, the Company recognized approximately $135,988 and $342,788 respectively of revenues related to this agreement which are included in license revenues on the accompanying consolidated statement of operations.

     Under the terms of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-8 Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, the shares of common stock to be received from Isis as described above will be measured at the time of receipt. As of September 30, 2001, 357,143 shares of common stock have been issued by Isis, representing the first tranche, and no shares have been issued to Isis by the Company related to this transaction. The Company recorded the fair value of the common stock on the date the shares became receivable to the company of approximately $6,289,000 as deferred revenue and will recognize this amount as revenue over the remaining life of the Agreement.

     Following the receipt of these shares, on September 10, 2001 the Company entered into a number of hedging contracts to protect against certain market risks which could reduce the value of the Isis shares while the Company is awaiting registration of the shares. In accordance with SFAS No. 133, Accounting for Hedging Instruments and Hedging Activities, these hedging contracts are derivative instruments and must be marked to fair market value with the corresponding charges recognized in earnings. The Company accrued an unrealized loss of approximately $971,000 related to this agreement, which is included on the accompanying consolidated balance sheet. Approximately $702,000 of this unrealized loss is offset by a corresponding $702,000 gain which arose from marking to market the stock as discussed in Note 4. This $702,000 gain is included in marketable securities shown on the consolidated balance sheet. The remaining $269,000 loss is due to the fee incurred upon execution of the forward contracts which is included in the consolidated statement of operations. In connection with this transaction, the Company placed $1.0 million in an escrow account to serve as collateral until the shares become tradable. This amount is included as short-term marketable securities as the forward contracts mature in approximately four months.

     Subsequent to September 30, 2001, 500,000 shares of common stock have been issued to the Company by Isis, representing the second and third tranches. As of November 7, 2001, the Company had sold all 500,000 shares for net proceeds totaling approximately $10,537,000. As a consequence of the above transactions, as of November 8, 2001, Hybridon had received a total of 857,143 Isis shares from which it expects to receive net proceeds in excess of $15.6 million.

(10) EQUITY

     (a)  Repricing

          In September 1999, the Company's Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25. FIN 44 became effective on July 1, 2000. The Company is following the provisions of FIN 44 and will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and nine months ended September 30, 2001, the Company has recognized approximately ($589,816) and $333,964 respectively in compensation (gain)/expense related to the repriced options. This amount is included in stock based compensation on the accompanying consolidated statement of operations.

     (b)  Warrants

          During March 2001, the Company issued warrants to purchase 500,000 shares of common stock to an individual who has been providing consulting services to the Company related to the Isis Agreement discussed in Note 9. The warrants have an exercise price of $.50, expire five years from the date of grant and vested 100% upon the closing of the Agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company calculated the fair value of the warrants of $569,667 using the Black-Scholes option pricing model.

     (c)  Amendment to Stock Plan

          On June 28, 2001, the stockholders of the Company approved an amendment to the 1997 Stock Incentive Plan (the 1997 Plan), which was adopted by the Compensation Committee on March 28, 2001. Pursuant to this amendment the Company increased the number of options that the Company may issue under the 1997 Plan from 8,500,000 shares to 13,500,000 shares. The maximum number of shares with respect to which options may be granted to any employee under the 1997 Plan was also increased from 500,000 shares of common stock during any calendar year to a limit determined by dividing 1,500,000 by the fair market value of a share of the Company's common stock at the time of grant, and not to exceed an overall per participant annual limit of 5,000,000 shares.

     (d)  Conversion of Warrants and Preferred Stock into Common Stock

          On July 5, 2001, the Company began an "early exercise" program to exchange its Series B Convertible Preferred Stock and several classes of its warrants for shares of the Company's common stock, in order to simplify the Company's capital structure and to reduce the number of outstanding securities which are exercisable for or convertible into shares of its common stock. The Company offered the holders of its Series B Shares the right to convert such shares into common stock at a lower conversion price than that set forth in the Certificate of Designation governing the terms of their Series B Shares. The Company offered the holders of various warrants the opportunity to immediately exercise their warrants for the purchase of shares covered by such warrants at a reduced exercise price, either by paying the lower exercise price for such shares in cash or by engaging in a "cashless" transaction, whereby they could convert their warrants into a specified number of shares of common stock, which would reflect a reduced exercise price and effect payment of the exercise price of the warrants through the acceptance of a reduced number of shares of common stock. As of October 31, 2001, the results of the program were as follows:

          - All holders of the Company's Series B Preferred Stock have exchanged their securities for 19,564,500 shares of the Company's common stock;

          - Holders of warrants priced between $0.60 and $2.40 have exchanged their warrants for approximately 4,669,808 shares of the Company's common stock; and

          - $340,242 in 8% notes were exchanged for 850,500 shares of common stock.

          In accordance with SFAS No. 84, Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26), the Company recorded a charge to retained earnings of approximately $4,100,000. The charge was equal to the fair value of the common stock received less the fair value of common stock that would have been received pursuant to the original conversion terms of the Series B Preferred Stock. This charge was recorded as accretion of preferred stock dividends on the accompanying statement of operations and as a component of the net loss available to common stockholders.

          In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company would apply modification accounting related to reduction in exercise prices related to the exchange of warrants. The Company did not record any charges related to this exchange as the fair value the warrants immediately prior to the exchange was equal to the fair value of the common stock given to the holders as settlement of the warrants.

     (e)  Executive Agreement

          On September 1, 2001, the Company appointed Stephen R Seiler as its Chief Executive Officer. Mr. Seiler's employment agreement provides for the purchase of 510,000 shares of the Company's stock at a fair market value of $428,400. The agreement also provided for the grant of
          (1) 3,150,000 stock options that are exercisable at a fair market value of $0.84 per share, and vest over a five year period, and (2) 490,000 stock options that are exercisable at $0.71 per share, and vest over a one year period. The Company recorded deferred compensation of approximately $60,000 related to a stock option grant to Mr. Seiler made at below fair market value. The Company will amortize this amount as compensation expense over the vesting period of the grant.

(11) NEW ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

(12) INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                   THREE MONTHS                        NINE MONTHS
                                                                       ENDED                              ENDED
                                                                       -----                              -----
                                                                SEPTEMBER 30, 2001                  SEPTEMBER 30, 2001
                                                                2001            2000               2001             2000
                                                                ----            ----               ----             ----
Numerator:
Loss from continuing operations before
     extraordinary item                                     $(3,368,874)    $(2,215,384)      $ (2,797,351)    $(6,777,982)
Accretion on Series A and B Preferred Stock                  (5,112,651)     (1,020,687)        (7,301,684)     (3,112,174)
                                                            -----------     -----------       ------------     -----------
   Numerator for basic loss from continuing
     operations per share - before extraordinary
      item applicable to common shareholders                 (8,481,525)     (3,236,071)       (10,099,035)     (9,890,156)

Income from discontinued operation                            1,967,830       5,868,100          1,967,830       5,292,154
Extraordinary loss                                                   --              --         (1,411,876)             --
                                                            -----------     -----------       ------------     -----------
Numerator for basic and diluted (loss)
     income applicable to common shareholders               $(6,513,695)    $ 2,632,029       $ (9,543,081)    $(4,598,002)
                                                            ===========     ===========       ============     ===========

Denominator for basic and diluted
     (loss) income per share                                 59,444,375      17,922,949        42,533,798       17,130,454
                                                            ===========     ===========       ===========      ===========
(Loss) Income per share - basic and diluted
   Continuing operations                                    $     (0.14)    $     (0.18)      $     (0.24)     $     (0.58)
   Discontinued operations                                         0.03            0.33              0.05             0.31
                                                            -----------     -----------       -----------      -----------
   (Loss) Income before extraordinary item                        (0.11)           0.15             (0.19)           (0.27)
   Extraordinary loss                                                --              --             (0.03)              --
                                                            -----------     -----------       -----------      -----------
   Net income (loss) per share                              $     (0.11)    $      0.15       $     (0.22)     $     (0.27)
                                                            ===========     ===========       ===========      ===========



For the three and nine month periods ended September 30, 2000 and 2001, diluted net loss per share from continuing operations is the same as basic net loss per common share as the effects of the Company's potential common stock equivalents are antidilutive. Antidilutive securities totaling 36,111,489 for the three and nine month periods ended September 30, 2001 and 49,787,247 for the three and nine month periods ended September 30, 2000 which consist of stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) are not included in the Company's calculation of diluted net loss per common share.

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

      Hybridon's antisense drug candidates are all second-generation, advanced chemistry agents designed to have superior stability (providing the potential for administration by the oral route), enhanced potency, and an improved side effects profile. The initial product focus is in the therapeutic areas of oncology and viral diseases.

      Hybridon has two advanced chemistry antisense drug candidates in clinical development. GEM(R)231 is an antisense inhibitor of the RI(Undefinable Symbol) component of Protein Kinase A, a growth-regulating protein that is increased in the cells of many human cancers. GEM(R)231 is in Phase I/II dose-escalation trials in combination with Taxol(R) and Taxotere(R) and a trial in combination with Camptosar(R) is planned to start late in 2001. GEM(R)92 is an antisense agent designed to inhibit the human immunodeficiency virus (HIV-1). The initial single dose Phase I study of GEM(R)92 orally and by injection showed excellent safety results and successfully confirmed oral delivery of advanced chemistry antisense agents.

     Hybridon began operations in February 1990 and since that time has been involved primarily in research and development efforts, developing its manufacturing capabilities (discontinued in September 2000), and raising capital. In order to commercialize its therapeutic products, Hybridon will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Revenues received by Hybridon to date have been from collaborative agreements, license agreements, interest on invested funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by its manufacturing business, Hybridon Specialty Products or "HSP" prior to the disposal thereof in September 2000.

     Hybridon has incurred total losses of approximately $270 million through September 30, 2001. Hybridon expects that its research and development and general and administrative expenses will be significant in 2001 and future years as it pursues its core drug development programs and expects to continue to incur operating losses and significant capital needs.

    As of November 7, 2001, Hybridon had 17 full-time employees.

    The financial statements of Hybridon have been restated to reflect the financial results of the HSP business as a discontinued operation for the period ended September 30, 2000.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Hybridon had total revenues of $0.3 million and $0.1 million for the three months ended September 30, 2001 and 2000, respectively, and had total revenues of $0.9 million and $0.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in revenues in 2001 over 2000 is primarily due to the currently recognized portion of deferred revenue booked as a result of Hybridon's Collaboration and License Agreements entered into with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. along with an increase in interest income in 2001 resulting from higher cash balances available for investment from the aforementioned agreements.

     Hybridon's research and development expenses were $1.1 million and $0.8 million for the three months ended September 30, 2001 and 2000, respectively, and $3.4 million and $2.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in research and development expenses reflects increased payroll and laboratory costs during the third quarter of 2001.

     Hybridon's general and administrative expenses were $1.5 and $0.6 million for the three months ended September 30, 2001 and 2000, respectively, and $4.5 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to increased payroll and professional expenses associated with licensing transactions and with patent prosecution and filings.

     Hybridon incurred a stock-based compensation gain of $0.6 million for the three months ended September 30, 2001 and had a net expense of $0.3 million for the nine months ended September 30, 2001. This is a result of Hybridon's remeasuring the intrinsic value of repriced stock options. See "Financial Statements - Notes to Consolidated Condensed Financial Statements" Note 10 (a).

     Hybridon's interest expense was $0.5 million and $1.0 million for the three months ended September 30, 2001 and 2000, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively. This decrease was primarily due to Hybridon's paying down its $6.0 million note to $3.0 million during the second quarter of 2001 with the balance being paid off during the third quarter of 2001 and Hybridon's exchanging the majority of its 8% convertible notes payable for Series B preferred stock, during the first quarter of 2001.

    Unrealized loss for the three months ended September 30, 2001 consists of an unrealized loss on the ISIS investment of $0.2 million along with an unrealized loss on forward contracts of $1.0 million recorded during the third quarter of 2001.

     Other income for the nine months ended September 30, 2001 consists of a gain recorded from Hybridon's sale of 100% of its holdings of MethylGene stock. MethylGene is a Canadian pharmaceutical research company in which Hybridon had a 22% ownership. Hybridon closed the sale of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group consisting of a private institutional investor and several Canadian institutional investors during late April and early May 2001 at similar terms ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). Hybridon received total proceeds of approximately $7.2 million (US). During the second quarter of 2001, Hybridon recorded a gain for this transaction of approximately $6.9 million, net of approximately $300,000 in expenses primarily related to professional fees.

    Income from discontinued operations for the three months ended September 30, 2001 consists of a gain recorded during the third quarter of 2001 in connection with the disposition of assets to Avecia in September 2000. In that transaction, Hybridon was obliged to make up any shortfall in purchase orders which Avecia expected to receive in 2000 and 2001. To the extent that Hybridon previously made payments for a purchasing shortfall where it has no use for the related products, Hybridon recorded such amount as an offset against the gain in September 2001 from receipt of a $3.0 million payment from Avecia. On June 30, 2001 Hybridon had accrued approximately $1,032,000 for its purchasing shortfall with Avecia. This amount has been paid in full to Avecia and was included in Hybridon's receivables. Upon receipt of the $3.0 million payment, Hybridon applied approximately $1,032,000 toward the satisfaction of this receivable in full and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations.

     As a result of the above factors, Hybridon recorded a loss from continuing operations of $3.4 million and $2.2 million for the three months ended September 30, 2001 and 2000, respectively, and a loss of $2.8 million and $6.8 million for the nine months ended September 30, 2001 and 2000, respectively. Hybridon realized net income from discontinued operations of $2.0 million and $5.9 million for the three months ended September 30, 2001 and 2000, respectively, and net income of $2.0 million and $5.3 million for the nine months ended September 30, 2001 and 2000, respectively.

     Hybridon had an extraordinary loss of $1.4 million for the nine months ended September 30, 2001 resulting from the conversion of the 8% Notes to Series B Convertible Preferred Stock during the first quarter of 2001. See "Financial Statements - Notes to Consolidated Condensed Financial Statements" Note 6 for a discussion of Hybridon's extraordinary loss. As a result, Hybridon recorded a net loss after extraordinary item of $2.4 million for the nine months ended September 30, 2001.

     Hybridon recorded preferred stock dividends on the Series A and Series B convertible preferred stock of $5.1 million and $1.0 million for the three months ending September 30, 2001 and 2000 respectively, and $7.3 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively, resulting in a net loss applicable to common stockholders of $6.5 million for the three months ended September 30, 2001 and net income applicable to common stockholders of $2.6 million for the three months ended September 30, 2000, and a net loss of $9.5 million and $4.6 million for the nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001, a $4.1 million charge to retained earnings was taken related to the early exercise program. The $4.1 million is included in the $5.1 million Accretion of Preferred Stock dividends. The charge was equal to the fair value of the common stock issued less the fair value of common stock that would have been issued pursuant to the original conversion terms of the Series B Preferred Stock. (See Note 10(d))

     The net loss from discontinued operations, as presented on the consolidated condensed statement of operations for the three and nine months ended September 30, 2000, includes the operating loss from discontinued operations relating solely to the operating results of the Hybridon Specialty Products business.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001, Hybridon's continuing operating activities provided cash of approximately $13.1 million. Hybridon incurred approximately $0.1 million of capital expenditures in this period. The primary use of cash was to fund Hybridon's operating activities included in its $2.8 million net loss before extraordinary items and discontinued operations.

     Hybridon had cash and cash equivalents of $8.4 million and marketable securities of $16.0 million, for a combined total of $24.4 million at September 30, 2001. Additionally, Hybridon had $1.0 million of restricted cash at September 30, 2001. Subsequent to September 30, 2001, 500,000 shares of common stock have been issued to the Company by Isis, representing the second and third tranches of Isis stock. As of November 7, 2001, the Company had sold all 500,000 shares for net proceeds totaling approximately $10.5 million. Hybridon believes, based upon its present projections, that its existing cash resources coupled with cash generated from the receipt of the Isis stock will be sufficient over the next two to three years to cover the operating expenses and capital requirements of pursuing its scientific agenda without the need for additional external funds.

     On November 7, 2001, Hybridon's obligations included $1.0 million due on hedging contracts with Bear Stearns, $1.3 million principal amount of 9% Notes, approximately $0.3 million in 8% Convertible Notes and accrued interest as described below, and approximately $0.6 million of accounts payable.

Hybridon's current cash and liabilities position resulted from the following transactions:

     Sale of Hybridon Specialty Products Division

     Hybridon received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million was payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. On September 20, 2001, Hybridon received the $3.0 million contingent payment in full from Avecia Biotechnology.

     To the extent that Hybridon previously made payments for a purchasing shortfall where it has no use for the related products, Hybridon recorded such amount as an offset against the gain in September 2001 upon receipt of the additional $3.0 million payment. On June 30, 2001 and December 31, 2000, Hybridon had accrued approximately $1,032,000 and $337,000, respectively, for its purchasing shortfall. These amounts have been paid in full to Avecia and were included in Hybridon's receivables. Upon receipt of the $3.0 million payment, Hybridon applied approximately $1,032,000 toward the satisfaction of this receivable in full and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations.

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

     On July 17, 2001, $340,242 of the 8% Notes were converted into 850,500 shares of common stock and all of the 78,259 Series B Preferred shares then outstanding were converted into approximately 19,564,500 shares of common stock. These conversions were based on a reduced conversion price of $0.40 per share which was offered to the holders of the Series B Preferred Stock and 8% Notes as part of the Company's early exercise program discussed in Note 10.

     As of September 30, 2001, $387,730 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

     Sale of MethylGene Shares

     During late April and May 2001, Hybridon sold its holdings of the Class A and Class B common stock of MethylGene, Inc. for a total of approximately $7.2 million. The buyers consisted of a private institutional investor and several Canadian institutional investors. To release the MethylGene shares from liens held by holders of Hybridon's $6.0 million note, Hybridon paid such holders out of the proceeds of the sale the total sum of $3.0 million and agreed to hold an additional sum of $821,250 in a money market fund to secure payment of the balance remaining in favor of certain noteholders. Hybridon carried the $821,250 as restricted cash on its balance sheet.

     In addition, Hybridon agreed to reduce the conversion price of the remaining note from $2.40 to $1.50. Hybridon also agreed to further reduce the conversion price from $1.50 to $.50 if the balance of the note was not paid in full by Hybridon as of September 30, 2001.

    On September 27, 2001, Hybridon paid off the remaining $3.0 million to the holders in full satisfaction of the notes. The sum of $821,250 previously deposited to secure the notes held by clients of Pecks Management Partners has been released.

     EpiGenesis Transaction

     On April 23, 2001, Hybridon and EpiGenesis Pharmaceuticals Inc. commenced a collaborative alliance to develop and market up to five antisense drugs for respiratory diseases. This alliance will concentrate on developing drugs, which will be delivered directly to the respiratory tract. Hybridon received an upfront cash payment and will receive a portion of future royalties and sublicense fees on any future compounds that use Hybridon's proprietary antisense chemistries. Hybridon will recognize revenue related to the EpiGenesis transaction ratably over the life of the license agreement.

     Isis Transaction

     On May 24, 2001, Hybridon and Isis Pharmaceuticals entered into a Collaboration and License Agreement (the "Agreement") and related documents. Under the Agreement, Hybridon granted Isis an exclusive license to use and sublicense all of Hybridon's antisense chemistry and delivery patents and technology. Hybridon has retained the right to practice its licensed antisense patent technologies and, subject to certain constraints, to sublicense these technologies to its collaborators. In exchange for the exclusive license from the Hybridon, Isis has paid Hybridon $15.0 million in cash and will issue to Hybridon shares of Isis common stock in four installments over the next two years.

     Isis has granted Hybridon a non-exclusive license to use Isis' suite of Rnase H patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, Hybridon will issue to Isis, shares of Hybridon's stock over three years.

     The number of shares of Isis stock issuable to Hybridon is based on certain market conditions, as defined in the agreement, and would have a fair market value of $19.5 million. In addition, the number of shares of Hybridon stock issuable to Isis is based on certain market conditions, as defined in the agreement, and would have a fair market value of $6.0 million.

     Completion of Early Exercise Program

     On July 5, 2001, Hybridon began an "early exercise" program to exchange its Series B Convertible Preferred Stock and several classes of its warrants into shares of Hybridon's common stock, in order to simplify Hybridon's capital structure and to reduce the number of outstanding securities which are exercisable for or convertible into shares of its common stock. Hybridon offered the holders of its Series B Shares the right to convert such shares into common stock at a lower conversion price than that set forth in the Certificate of Designation governing the terms of their Series B Shares. Hybridon offered the holders of various warrants the opportunity to immediately exercise their warrants for the purchase of shares covered by such warrants at a reduced exercise price, either by paying the lower exercise price for such shares in cash or by engaging in a "cashless" transaction, whereby they could convert their warrants into a specified number of shares of common stock based on an exchange ratio, which number of shares would reflect a reduced exercise price and the effective payment of the exercise price of the warrants through the acceptance of a reduced number of shares of common stock. As of October 31, 2001, the following had been affected:

          - All holders of Hybridon's Series B Preferred Stock have exchanged their securities for 19,564,500 shares of Hybridon's common stock;

          - Holders of warrants priced between $0.60 and $2.40 have exchanged their warrants for approximately 4,669,808 shares of Hybridon's common stock; and

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Hybridon's right, under its agreement with Isis Pharmaceuticals, Inc., to receive $5,000,000 of Isis common stock was accelerated to September 10, 2001 when the average for such stock over the preceding 20 trading days exceeded $14 per share. The shares received by Hybridon were not tradable at that time. Given the uncertainties in the securities markets following September 11, 2001, and in order to reduce risks associated with market fluctuations which could impact the value of Hybridon's holdings prior to selling the stock, Hybridon entered into certain hedging arrangements wherein the Company limited its exposure to these market fluctuations. Net of these transactions, Hybridon expects to derive approximately $5.1 million from the sale of the Isis shares. For additional information on this transaction, see Footnote 9 to the Financial Statements.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages the disclosure of forward-looking information so that investors can make informed investment decisions based on a better understanding of a company's future prospects. This Report on Form 10-Q and other written and oral statements that Hybridon makes contain such forward-looking statements that contain expected results based on management's plans and assumptions. Wherever possible, these statements are identified by using words such as "anticipates", "believes", "expects" and "plans" and words and terms of similar substance when referring to future operating or financial results. These forward-looking statements are subject to many risks and uncertainties, which could cause actual results to differ materially from any future results expressed or implied by such forward-looking statements. Some factors that could cause actual results to differ significantly are as follows: (1) continued progress of research and development activities,
(2) the time and costs involved in obtaining regulatory approvals to market products, (3) the ability to protect intellectual property, including the cost of filing, prosecuting and enforcing patent claims, (4) competing technological and market developments, (5) ability to obtain sufficient financing, (6) the time and costs of manufacturing scale-up and commercialization activities (7) exposure to product liability and other types of lawsuits, (8) increases in costs and expenses, (9) governmental laws and regulations such as EPA, FDA and IRS requirements, (10) the future effects of patent expirations on Hybridon's competitive position, (11) trends towards health care cost containment and possible legislation affecting pharmaceutical pricing and Medicare reimbursement, (12) ability to establish and maintain research and development collaborations and marketing relationships, (13) interest rate fluctuations and (14) changes in generally accepted accounting principals. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Certain risks, uncertainties and assumptions are discussed under the "Risk Factors" and "Forward-Looking Statements" headings on pages 25 through 27 of Hybridon's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.74  Agreement dated July 25, 2001 between Hybridon and Stephen R. Seiler

     (b) Reports on Form 8-K

     On July 2, 2001, Hybridon filed a Current Report on Form 8-K, reporting that Hybridon has decided to implement an "early exercise" program intended to encourage warrant holders and holders of Series B convertible preferred stock to exercise their warrants to purchase, or convert their Series B preferred stock into, shares of Hybridon's common stock. The purposes of the program are to simplify Hybridon's capital structure and reduce any downward pressure on its common shares resulting from the large number of Series B Shares and warrants currently outstanding.

     As part of the early exercise program, Hybridon proposed that participating holders of Series B preferred stock and warrant holders agree to restrict public resale of the common stock which they receive for a period of seven
     (7) months from the date such holder accepts Hybridon's offer, provided that one-third of such shares may be sold after five (5) months, an additional one-third (1/3) may be sold after six (6) months and all of the shares after 7 months.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HYBRIDON, INC.

                                   /s/ Stephen R. Seiler
                                   ---------------------------------------------
Date: November 14, 2001            Stephen R. Seiler
                                   Chief Executive Officer


                                   /s/ Robert G. Andersen
                                   ---------------------------------------------
Date: November 14, 2001            Robert G. Andersen
                                   Chief Financial Officer and Vice President of
                                   Operations and Planning