Form 10-K/A
period 2001-12-31
HYBRIDON INC
filed 2002-04-30
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $54.5 million as of March 27, 2002.

         As of March 27, 2002, the registrant had 45,697,637 shares of Common Stock outstanding.

         This Amendment No. 1 on Form 10-K/A amends and restates Items 10, 11, 12 and 13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 by Hybridon, Inc., a Delaware corporation (the “Company”) for its fiscal year ended December 31, 2001.

Item 10. Directors and Executive Officers of Hybridon

Executive Officers

         The response to this Item in connection with executive officers of the Company is contained under the caption “Executive Officers of the Registrant” in Part I of the Company’s Annual Report on Form 10-K and is incorporated herein by reference.

Directors

         The Company’s Board of Directors is divided into three classes and currently consists of three Class I Directors (Arthur W. Berry, C. Keith Hartley and Nasser Menhall), three Class II Directors (Camille A. Chebeir, Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik) and three Class III Directors (Dr. Sudhir Agrawal, Youssef El-Zein and Stephen R. Seiler). The terms of the three classes are staggered so that one class is elected each year. Members of each class are elected for three-year terms.

         Pursuant to the terms of the exchange agreement entered into by the Company in connection with the exchange by the Company of Series A Preferred Stock and warrants for 9% Convertible Subordinated Notes due 2004 (the “9% Note Exchange”), the Company agreed that for so long as at least 50% of the Series A Preferred Stock initially issued in the 9% Note Exchange remains outstanding, the holders of such Series A Preferred Stock will be entitled to designate one member for nomination to the Board of Directors of Hybridon, provided that such nominee is reasonably acceptable to Hybridon. Mr. Berry serves on the Board of Directors as the nominee of the holders of the Series A Preferred Stock.

         Set forth below are the names of each member of the board of directors, the year in which each first became a director, their ages as of March 31, 2002, their positions and offices with the Company, their principal occupations and business experience during the past five years and the names of other public companies for which they serve as a director.

Arthur W. Berry	Director since 1998

         Arthur W. Berry, age 60, has been engaged in consulting since May 2000. Mr. Berry was Chairman and Investment Management Partner of Pecks Management Partners Ltd., an investment management company, from September 1990 to May 2000. He was Vice President and Co-Manager of the Alliance Convertible Securities Group, an investment management company, and President of the Alliance Convertible Fund, an investment management company, from 1985 to 1990. Mr. Berry also serves as a director of Intellicorp, Inc., an international technology services company.

C. Keith Hartley	Director since 2000

         C. Keith Hartley, age 59, has been President of Hartley Capital Advisors, a financial consulting firm since June 2000. Mr. Hartley was Managing Partner of Forum Capital Markets LLC, an investment management company, from August 1995 to May 2000. Mr. Hartley also serves as a director of Comdisco, Inc., a technology services provider, and Universal Display Corporation, a developer of flat panel displays.

Nasser Menhall	Director since 1992

         Nasser Menhall, age 46, has been Chief Executive Officer of the WorldCare Group, a telemedicine and insurance company, since June 1994. Mr. Menhall was President of Pillar Investment Limited, a private investment and management consulting firm, from 1990 to 2000, and President of Biomedical Associates, a private investment firm from 1990 to 2000.

Camille A. Chebeir	Director since 1999

         Camille A. Chebeir, age 63, has been President of Sedco Services, Inc. an investment management company, since December 1998. From 1993 to December 1998, Mr. Chebeir served as President of Euram Group Ltd., a private consulting company. Mr. Chebeir was the Executive Vice President/General Manager of National Commercial Bank, New York branch from 1989 to 1992.

Dr. James B. Wyngaarden	Director since 1990

         Dr. James B. Wyngaarden, age 77, has been Chairman of the Company’s Board of Directors since February 2000 and was Vice Chairman from February 1997 to February 2000. Dr. Wyngaarden is a principal in the Washington Advisory Group LLC, a consulting firm, which he founded in 1996. He was Senior Associate Dean, International Affairs at the University of Pennsylvania Medical School from 1995 to 1997. Dr. Wyngaarden was Foreign Secretary of the National Academy of Sciences and the Institute of Medicine from 1990 to 1994. He was Director of the Human Genome Organization from 1990 to 1991 and a council member from 1990 to 1993. Dr. Wyngaarden was Director of the National Institutes of Health from 1982 to 1989, and Associate Director for Lifesciences, Office of Science and Technology Policy in the Executive Office of the President, the White House, from 1989 to 1990. He is also a member of the Board of Directors of Human Genome Sciences, Inc., a genomics and biopharmaceutical company, and Genaera Corporation, a biopharmaceutical company, and the author of approximately 250 scientific publications.

Dr. Paul C. Zamecnik	Director since 1990

         Dr. Paul C. Zamecnik, age 89, has been Collis P. Huntington Professor of Oncologic Medicine Emeritus at the Harvard Medical School since 1979. Dr. Zamecnik is also a Senior Scientist and Honorary Physician at Massachusetts General Hospital in Boston. He was Principal Scientist at the Worcester Foundation for Biomedical Research, Inc., a biomedical research institution, from 1979 to 1996.

Dr. Sudhir Agrawal	Director since 1993

         Dr. Sudhir Agrawal, age 48, joined the Company in 1990 and has been the Company’s Chief Scientific Officer since January 1993, and President since February 2000. Prior to his appointment as Chief Scientific Officer, Dr. Agrawal served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993. He also served as Acting Chief Executive Officer from February 2000 until September 2001. Prior to joining the Company, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation for Biomedical Research from 1987 to 1991 and served as a Research Associate at Medical Research Council’s Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986, studying synthetic oligonucleotides. He is a member of the editorial board of Antisense Research & Development Journal, Trends in Molecular Medicine, Investigational Drug Journal and Current Cancer Drug Targets, and is associate editor of Molecular Biotechnology.

Youssef El-Zein	Director since 1992

         Youssef El-Zein, age 53, has been Vice Chairman of the Company’s Board of Directors since February 1997. Mr. El-Zein has been Chairman and Chief Executive Officer of Pillar S.A., a private investment and management consulting firm, since 1991 and Chairman of the WorldCare Group, a telemedicine and insurance company, since 1993.

Stephen R. Seiler	Director since 2001

         Stephen R. Seiler, age 45, has been Chief Executive Officer of the Company since September 2001. Mr. Seiler was Executive Vice President, Planning, Investment & Development at Elan Corporation, plc from 1995 to June 2001. He worked as an investment banker at Paribas Capital Markets in both London and New York from 1991 to 1995 where he was founder and head of Paribas’s pharmaceutical investment banking group.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on its review of copies of reports filed by individuals and entities required to make filings (“Reporting Persons”) pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons, the Company believes that during 2001 all filings required to be made by its Reporting Persons were timely made in accordance with the Exchange Act, except that each of the following Reporting Persons failed to timely file a Form 4 in connection with transactions effected during 2001 as follows: Youssef El-Zein (five reports covering ten transactions), Nasser Menhall (five reports covering ten transactions), Stephen R. Seiler (one report covering one transaction), Dr. Paul C. Zamecnik (four reports covering five transactions), Dr. James B. Wyngaarden (two reports covering two transactions), C. Keith Hartley (one report covering two transactions), Founders Financial Group, L.P. (one report covering one transaction), Delaware State Employees Retirement Fund (one report covering one transaction), Yahia M.A. Bin Laden (two reports covering two transactions), Michael A. Boyd (one report covering one transaction), Arthur W. Berry (two reports covering two transactions), R. Russell Martin (two reports covering two transactions), Nicris Ltd. (two reports covering two transactions), Abdelah Bin Mahfouz (one report covering one transaction), Intercity Holdings Ltd. (one report covering one transaction) and Pillar Investment Limited (five reports covering eight transactions).

Item 11. Compensation of Executive Officers

Executive Compensation

         The following table sets forth the compensation for the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

							Long-Term
							Compensation
		Annual Compensation					Awards

							Securities
					Other Annual		Underlying	All Other
Name and Principal Position		Salary($)	Bonus ($)		Compensation ($)		Options (#)	Compensation (1)($)

Stephen R. Seiler (2)	2001	$120,000	—		$4,249	(3)	3,640,000	$6,553
Chief Executive Officer

Sudhir Agrawal, D. Phil	2001	345,000	$300,000	(4)	69,000	(5)	5,141,737	30,462
President and Chief	2000	293,750	—		58,750	(5)	500,000	28,846
Scientific Officer	1999	250,000	—		50,000	(5)	1,618,263	25,962

Robert G. Andersen	2001	251,000	172,500	(4)	11,549	(3)	400,000	5,793
Chief Financial Officer, Vice	2000	225,625	—		10,640	(3)	450,000	8,846
President of Operations,	1999	187,500	—		8,633	(3)	288,350	—
Treasurer and Secretary

R. Russell Martin, M.D.	2001	250,250	—		17,172	(3)	50,000	6,738
Senior Vice President of	2000	230,876	—		12,808	(3)	—	7,328
Drug Development	1999	227,500	—		11,632	(3)	388,540	—

Jin-yan Tang, Ph.D	2001	204,496	—		10,970	(3)	15,000	4,038
Vice President of Chemistry	2000	195,192	—		8,963	(3)	—	6,482
	1999	175,000	—		7,695	(3)	193,872	—

(1)	The amount set forth for Mr. Seiler is for relocation benefits paid in 2001. The amounts set forth for all other Named Executive Officers represent compensation paid for the surrender of unused vacation days in the applicable year.

(2)	Mr. Seiler joined the Company as Chief Executive Officer in September 2001.

(3)	Represents premiums paid by the Company for life, disability and health insurance in the applicable year.

(4)	Represents bonus paid in cash and stock valued at $0.5625 per share, the fair market value on the date the bonus was awarded, as follows:

		Value Paid	No. of
Name	Paid in Cash	in Stock	Shares Received

Sudhir Agrawal, D. Phil	$200,000	$100,000	94,400

Robert G. Andersen	115,000	57,500	63,071

The number of shares of Common Stock received by each of Dr. Agrawal and Mr. Andersen was reduced by a number of shares of Common Stock having a value equal to the amount of the required withholding taxes paid by the Company with respect to the issuance of such shares.

(5)	Other annual compensation paid to Dr. Agrawal consists of:

	2001	2000	1999

Cash paid in lieu of employee benefits pursuant to Dr. Agrawal’s employment agreement	$52,337	$44,475	$36,789

Premiums paid by the Company for life, disability and health insurance in the applicable year	16,663	14,275	13,211

Total	$69,000	$58,750	$50,000

         The following table sets forth certain information concerning grants of stock options made during fiscal 2001 to each of the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants

			Percent of Total				Potential Realizable Value
	Number of		Options		Fair Market		at Assumed Annual Rates
	Securities		Granted to		Value Per		of Stock Price Appreciation
	Underlying		Employees	Exercise	Share on		For Option Term ($)(2)
	Option		in Fiscal	Price Per	Date of	Expiration
Name	Grants(#)		Year(%)(1)	Share ($)	Grant($)	Date	0%	5%	10%

Stephen R. Seiler	3,150,000	(3)	33.2%	$0.840	$0.8400	07/25/11	—	$1,664,055	$4,217,043
	490,000	(4)	5.2%	0.710	0.8400	07/25/11	$63,700	322,553	719,684

Sudhir Agrawal, D. Phil	500,000	(5)	5.3%	1.063	0.4220	01/01/11	—	—	15,780
	1,950,000	(6)	20.6%	0.5625	0.5625	03/28/11	—	689,819	1,748,136
	381,737	(7)	4.0%	1.063	0.5312	04/02/11	—	—	120,169
	2,310,000	(8)	24.4%	0.825	0.8400	07/25/11	34,650	1,254,957	3,127,148

Robert G. Andersen	400,000	(9)	4.2%	0.5625	0.5625	03/28/11	—	141,501	358,592

R. Russell Martin, M.D.	50,000	(10)	*	0.5625	0.5625	03/28/11	—	17,688	44,824

Jin-yan Tang, Ph. D	15,000	(10)	*	0.5625	0.5625	03/28/11	—	5,306	13,447

*	Less than 1%

(1)	The percentage of total options granted to employees in 2001 is calculated based on options granted to employees under the Company’s 1995 Stock Option Plan and 1997 Stock Incentive Plan and to Mr. Seiler and Dr. Agrawal outside of these plans.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. The value is based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the options were granted until their expiration date. These numbers are calculated based on the requirements of the SEC and do not represent an estimate or projection of the future price of our common stock. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the above table may not necessarily be achieved.

(3)	This option vests in 20 equal quarterly installments commencing on December 1, 2001.

(4)	This option vests in four equal quarterly installments commencing on December 1, 2001.

(5)	This option vested in full on April 1, 2001.

(6)	This option vests in 12 equal quarterly installments commencing on March 28, 2001.

(7)	This option vested in full on April 2, 2001.

(8)	This option vests as follows: 550,000 shares vested on July 25, 2001; 500,000 shares will vest on September 1, 2006; and 1,260,000 shares will vest in eight equal quarterly installments commencing on March 28, 2004.

(9)	This option vests as follows: 100,000 shares vested in four equal quarterly installments commencing on March 28, 2001; 266,666 shares vest in eight equal quarterly installments commencing on March 28, 2002; and 33,334 shares vest in full on March 28, 2004.

(10)	This option vests in 16 equal quarterly installments commencing on June 28, 2001.

         All options granted to the Named Executive Officers will become fully exercisable upon a change in control of Hybridon.

         The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2001. No options were exercised by any Named Executive Officer in 2001.

Option Exercises and Fiscal Year-End Values

	Number of Securities		Value of Unexercised
	Underlying Unexercised Options		In-the-Money Options at
	At Fiscal Year-End		Fiscal Year-End (1)

	Exercisable (#)	Unexercisable (#)	Exercisable($)	Unexercisable($)

Stephen R. Seiler	224,000	3,416,000	$149,380	$2,134,720

Sudhir Agrawal, D. Phil	3,742,000	3,018,000	2,544,819	2,227,500

Robert G. Andersen	664,238	436,217	397,693	285,240

R. Russell Martin, M.D.	303,705	90,625	287,934	83,555

Jin-yan Tang, Ph.D.	150,763	39,688	143,049	36,942

(1)	The closing price for the Common Stock as reported by OTC Bulletin Board on December 31, 2001 was $1.45. Value is calculated on the basis of the difference between the option exercise price and $1.45, multiplied by the number of shares of Common Stock underlying the option.

Employment Agreements, Termination of Employment and Change in Control Arrangements

         Hybridon is a party to an employment agreement with Mr. Seiler for a term commencing on September 1, 2001 and ending on September 1, 2006. Under this agreement, Mr. Seiler serves as Chief Executive Officer of the Company and is entitled to receive an annual base salary of $360,000. Mr. Seiler is also entitled to receive an annual bonus as determined by the Board. If Mr. Seiler’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Mr. Seiler his annual base salary for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) September 1, 2006, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Mr. Seiler terminates his employment for any reason within 13 months of the change of control, the Company will pay to Mr. Seiler a lump sum cash payment equal to the lesser of (a) two times Mr. Seiler’s annual base salary at the time of termination and (b) the product of Mr. Seiler’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Mr. Seiler with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Mr. Seiler has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company.

         In connection with entering into his employment agreement, the Company granted to Mr. Seiler options to purchase 3,150,000 shares of Common Stock at an exercise price of $0.84 per share and options to purchase 490,000 shares of Common Stock at an exercise price of $0.71 per share. In addition, Mr. Seiler purchased 510,000 shares of Common Stock at a purchase price of $0.84 per share. If Mr. Seiler’s employment is terminated by the Company without cause or by Mr. Seiler for good reason, Mr. Seiler’s options will vest as of the date of termination to the extent such options would have vested during the following 36 months (or portion thereof) remaining in the employment period.

         Hybridon was party to an employment agreement with Dr. Agrawal for the period July 1, 1996 and ending June 30, 2000. Although this agreement has expired, Hybridon continues to honor the material components of this agreement until a new agreement is negotiated. Under this agreement, Dr. Agrawal serves as President and Chief Scientific Officer of Hybridon and receives an annual base salary of $360,000 per year. Dr. Agrawal is eligible to receive a cash bonus each year for achieving management objectives specified by the Chief Executive Officer and the Board of Directors. In the event Dr. Agrawal’s employment is terminated by Hybridon without cause or by him for good cause, Hybridon will pay Dr. Agrawal during the 24-month period following his termination a monthly amount equal to one-twelfth of the sum of Dr. Agrawal’s annual base salary as of the date of termination and the average bonus paid to him during the three years preceding his termination. Hybridon will also continue Dr. Agrawal’s benefits for such period, subject to earlier termination under certain circumstances. If his employment is terminated by Hybridon for failure to perform his assigned duties, he will continue to receive his annual base salary and benefits during the six-month period following such termination. Notwithstanding the foregoing, in the event that Dr. Agrawal’s employment is terminated for any of the above reasons within 12 months following a change in control of Hybridon, Dr. Agrawal will be entitled to receive, in lieu of the payments described above, a lump sum payment equal to three times the sum of his annual base salary and his average bonus amount.

         The employment agreement entered into between Hybridon and Dr. Agrawal provides that all stock options, including existing options and options to be granted in the future, shall include the following terms:

•	that in the event he is terminated by Hybridon without cause or by him for good cause the exercisability of such stock options will be accelerated by two years and such stock options will be exercisable for a two-year period following termination.

•	that in the event of certain changes in control of Hybridon, its liquidation or the sale of all or substantially all of its assets, all such stock options not then exercisable will vest and become immediately exercisable.

         Mr. Andersen, Dr. Martin and Dr. Tang have employment agreements which provide that in the event their employment is terminated by Hybridon without cause or by them for good cause, Hybridon will continue to pay them, during the six-month period following termination, a monthly amount equal to one-twelfth of the sum of their annual base salary as of the date of termination and the average annual bonus paid to them during the three years preceding termination. These payments may continue for up to an additional six months beyond the initial six-month severance period until the employee has found other employment. Hybridon will also continue the employee’s benefits for such period, subject to earlier termination under specified circumstances.

Director Compensation

         Members of the Board of Directors who are not employees of the Company are paid $1,500 for personal attendance and $500 for telephonic attendance at Board of Directors and committee meetings. Directors who are employees of the Company are not entitled to compensation in their capacities as directors. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors and committee meetings.

         In addition, each non-employee director of the Company receives stock options under Hybridon’s 1995 Director Stock Option Plan. The 1995 Director Stock Option Plan provides for the grant of options to purchase 5,000 shares of Common Stock to each outside director upon his or her initial election to the Board of Directors and for automatic annual grants of options to purchase an additional 5,000 shares on May 1 of each year. All options are granted with exercise prices equal to the fair market value of the Common Stock on the date of grant. All options vest on the first anniversary of the date of grant or, in the case of options granted automatically each year, on April 30 of the year following the date of the grant. The vesting of all options granted under the 1995 Director Stock Option Plan will be automatically accelerated upon the occurrence of a change in control of the Company, as defined in the 1995 Director Stock Option Plan.

         In connection with Dr. Wyngaarden’s service as Chairman of the Board of Directors, and in addition to the meeting fees described above, the Company has agreed to pay Dr. Wyngaarden $15,000 per calendar quarter. In 2001, in addition to the meeting fees described above, the Company paid to Dr. Wyngaarden $60,000 in cash and awarded Dr. Wyngaarden 50,000 shares of Common Stock.

         On April 9, 2001, the Company issued Dr. Zamecnik 35,714 shares of Common Stock for consulting services provided by Dr. Zamecnik in 2000, and on December 17, 2001, the Company issued Dr. Zamecnik 11,765 shares of Common Stock for consulting services provided by Dr. Zamecnik in 2001.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee consists of Messrs. Berry and El-Zein and Dr. Wyngaarden. No member of the Company’s Compensation Committee was at any time during 2001, or was formerly, an officer or employee of the Company. One member of the Compensation Committee, Dr. Wyngaarden, was paid for non-director services in 2001.

         No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving the same function as the compensation committee) of any other entity, while an executive officer of that other entity served as a member of the Company’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         On March 31, 2002 Hybridon had 45,701,884 shares of Common Stock issued and outstanding. The following table sets forth certain information about the beneficial ownership of Common Stock, as of that date, by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation” below and (iv) all directors and executive officers as a group.

		Percentage of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficial Ownership	Outstanding(1)

5% Stockholders

Founders Financial Group, L.P. (2)	6,265,304	12.32%
53 Forest Avenue Old Greenwich, CT 06870

Michael A. Boyd (3)	6,265,304	12.32%
c/o Founders Financial Group, L.P. 53 Forest Avenue Old Greenwich, CT 06870

Directors and Executive Officers

C. Keith Hartley (4)	6,413,874	12.61%

Sudhir Agrawal, D. Phil (5)	4,100,659	8.25%

Youssef El-Zein (6)	1,851,835	4.05%

Stephen R. Seiler (7)	1,182,000	2.55%

Paul C. Zamecnik, M.D. (8)	958,789	2.09%
Robert G. Andersen (9)	757,840	1.63%

Arthur W. Berry (10)	587,200	1.28%

James B. Wyngaarden, M.D. (11)	544,923	1.18%

R. Russell Martin, M.D. (12)	425,705	*

Nasser Menhall (13)	304,491	*

Jin-yan Tang, Ph.D (14)	164,826	*

Camille A. Chebeir (15)	45,000	*

All directors and executive officers as a group (12 persons) (16)	17,337,192	30.17%

*	Less than 1%

(1)	The number of shares beneficially owned by each person is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the stockholder has the sole or shared voting power or investment power and also any shares which the stockholder has the right to acquire within 60 days of March 31, 2002 through the conversion of any convertible security or the exercise of any stock option, warrant or other right. Unless otherwise indicated, each stockholder has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	Includes 2,605,427 shares of Common Stock issuable upon exercise of warrants, 2,059,388 shares of Common Stock issuable upon conversion of 87,524 shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and 499,248 shares of Common Stock issuable upon conversion of $299,549 in convertible debt.

(3)	Consists of the securities owned by Founders Financial Group, L.P. (“Founders”) as set forth in the table above. Mr. Boyd is the sole director and shareholder of Michael A. Boyd, Inc., which is the general partner of Founders. Mr. Boyd may be considered a beneficial owner of the securities beneficially owned by Founders.

(4)	Includes 10,000 shares of Common Stock subject to outstanding stock options held by Mr. Hartley. Also includes the securities owned by Founders as set forth in the table above. Included in Founders’ holdings are 87,524 shares of Series A Preferred Stock, which represent 13.24% of the outstanding Series A Preferred Stock. Mr. Hartley is an affiliate of Founders and may be considered the beneficial owner of the securities owned by Founders.

(5)	Includes 3,978,499 shares subject to outstanding stock options.

(6)	Includes 28,000 shares subject to outstanding stock options.

(7)	Includes 672,000 shares subject to outstanding stock options.

(8)	Includes 201,000 shares subject to outstanding stock options.

(9)	Includes 701,269 shares subject to outstanding stock options.

(10)	Includes 20,000 shares subject to outstanding stock options.

(11)	Includes 431,000 shares subject to outstanding stock options.

(12)	Includes 334,955 shares subject to outstanding stock options.

(13)	Includes 28,000 shares subject to outstanding stock options.

(14)	Consists of 164,826 shares subject to outstanding stock options.

(15)	Includes 20,000 shares subject to outstanding stock options.

(16)	Includes 6,589,549 shares subject to outstanding stock options held by the directors and executive officers. Also includes the securities owned by Founders as set forth in the table above.

Item 13. Certain Relationships and Related Transactions

         Since January 1, 2001, Hybridon has entered into or has been engaged in the following transactions with the following Hybridon directors, officers, stockholders who beneficially owned more than 5% of the outstanding Common Stock (“5% Stockholders”) of Hybridon at the time of these transactions and affiliates or immediate family members of those directors, officers and 5% Stockholders. Hybridon believes that the terms of the transactions described below were no less favorable than Hybridon could have obtained from unaffiliated third parties.

$6.0 Million Loan Arrangement

         During 1998, the Company entered into a $6.0 million loan arrangement with Founders Financial Group, L.P., formerly Forum Capital Markets, L.L.C., and several other investors. The terms of the loan were as follows: (i) the maturity date was November 30, 2003; (ii) the interest rate was 8%; (iii) interest was payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the loan was convertible, at the holders’ option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share; and (v) the loan required minimum liquidity, as defined, of $2.0 million.

         On March 28, 2001, the Company entered into an agreement with the lenders pursuant to which it agreed to pay $3.0 million to the lenders in partial payment of the principal amount outstanding under the loan. In addition, the Company deposited $821,250 in a restricted account for the purpose of securing the payment of the balance remaining on the loan. The Company entered into this arrangement in order to encourage the lenders to release their security interest in the shares of MethylGene Inc. held by Hybridon so that Hybridon could sell such shares to third parties. In addition, the Company agreed to reduce the conversion price of the loan from $2.40 per share to $1.50 per share upon completion of the sale of 60% of the Company’s holdings in MethlyGene. The Company also agreed to further reduce the conversion price from $1.50 per share to $0.50 per share if the balance of the loan was not paid in full by the Company before September 30, 2001. On September 27, 2001, the Company paid off the remaining $3.0 million to the lenders in full satisfaction of the loan. The $821,250 deposited in the restricted account to secure the loan was released to the Company.

         Of the $6.0 million loaned to the Company in 1998, $3.0 million was loaned by Founders. In 2001, the Company repaid the Founders loan in full by paying to Founders $900,000 on April 27, 2001, $600,000 on May 14, 2001 and $1,500,000 on September 27, 2001. The Company paid Founders a total of $150,877 in interest on the Founders loan in 2001.

8% Convertible Notes

         In March 2000, the Company completed an offering of 8% convertible notes (“8% Notes”) in the aggregate original principal amount of $7.6 million. On March 30, 2001, holders of 8% Notes in the aggregate principal amount of $7,354,046 exchanged their 8% Notes (including principal and accrued interest thereon) for 76,046 shares of the Company’s Series B Convertible Preferred Stock, $0.01 par value (the “Series B Preferred Stock”), including the following directors, executive officers and 5% Stockholders of the Company, and affiliates thereof:

			Shares of
Noteholder	Principal	Accrued Interest	Series B Preferred Stock

Abdul Raof M. Abu Anza(1)	$658,288	$22,674	6,809

Mohammed A. Bajrai(1)	266,298	9,172	2,754

Bajrai International Group Ltd.(1)	266,298	9,172	2,754

Arthur W. Berry	213,038	7,338	2,203

Darier Hentsch & Cie(1)	426,076	14,676	4,407

Youssef El-Zein	30,698	1,057	317

Estate of E. Andrews Grinstead III(1)	140,394	56,503	1,968

R. Russell Martin	34,086	1,174	352

Nasser Menhall	17,168	591	177

Nicris Ltd.(1)	1,100,000	—	11,000

Oussama Salam(1)	179,675	6,189	1,858

Paul Zamecnik	27,695	954	286

(1)	In each case, the entity or individual beneficially owned more than 5% of the outstanding shares of Common Stock at the time of the transaction.

         As of April 15, 2002, Founders held 8% Notes in the aggregate principal amount of $299,549. This principal amount included $33,251 in interest paid by the Company to Founders through the issuance of additional 8% Notes between January 1, 2001 and April 15, 2002.

Early Exercise Program

         In 2001, the Company conducted an early exercise program (the “Early Exercise Program”) under which it exchanged its Common Stock for Series B Preferred Stock, several classes of its warrants and a portion of its remaining 8% Notes in order to simplify the Company’s capital structure and to reduce the number of outstanding securities which are exercisable for or convertible into shares of its Common Stock. The Company offered the holders of its Series B Preferred Stock the right to convert such shares into Common Stock at a lower conversion price than that set forth in the Certificate of Designation governing the terms of the Series B Preferred Stock. The Company offered the holders of various warrants the opportunity to immediately exercise their warrants for the purchase of shares covered by such warrants at a reduced exercise price, either by paying the lower exercise price for such shares in cash or by engaging in a “cashless” transaction, whereby they could receive a reduced number of shares of Common Stock in exchange for warrants of equivalent value. The value of the warrants was determined by the Company based on advice from the Company’s investment bankers. The Company offered the holders of its remaining 8% Notes the opportunity to exchange the 8% Notes for shares of the Company’s Common Stock at a reduced conversion price. As of December 31, 2001, the results of the program were as follows:

         All holders of the Company’s Series B Preferred Stock exchanged their shares of Series B Preferred Stock for 19,564,500 shares of the Company’s Common Stock, including the following directors, executive officers and 5% Stockholders of the Company, and affiliates thereof:

Holder	Shares of Series B Preferred Stock	Shares of Common Stock

Abdul Raof M. Abu Anza(1)	6,299	1,574,750

Mohammed A. Bajrai(1)	2,552	638,000

Bajrai International Group Ltd.(1)	2,552	638,000

Arthur W. Berry	2,269	567,230

Darier Hentsch & Cie(1)	4,085	1,021,250

Youssef El-Zein	3,851	962,750

Estate of E. Andrews Grinstead III(1)	2,106	526,500

R. Russell Martin	363	90,750

Nasser Menhall	164	41,000

Nicris Ltd.(1)	10,137	2,534,250

Oussama Salam(1)	2,102	525,500

Paul Zamecnik	1,066	266,500

(1)	In each case, the entity or individual beneficially owned more than 5% of the outstanding shares of Common Stock at the time of the transaction.

         Holders of warrants with exercise prices ranging between $0.60 per share and $2.40 per share exchanged their warrants for 4,669,808 shares of the Company’s Common Stock. The following directors, executive officers and 5% Stockholders of the Company, and affiliates thereof, participated in the exchange and exercised their warrants either through a cashless exercise involving a cancellation of a portion of their warrants or through the payment of the exercise prices therefor as set forth below:

Holder	Warrants	Cash Paid	Shares of Common Stock

Abdul Raof M. Abu Anza(1)	356,702	$—	220,019

Darier Hentsch & Cie(1)	140,636	—	75,170

Declaration of Trust for the Defined Benefit Plan of ICI American Holdings, Inc.(1)	253,620	—	154,839

Delaware State Employees Retirement Fund(1)	661,046	—	396,039

Youssef El-Zein	748,248	—	474,304

Founders Financial Group L.P.(1)	635,012	—	343,542

Global Investment Enterprises Ltd.(2)	55,872	—	39,066

Guardian Life Insurance Company Of America(1)	252,101	—	135,429

C. Keith Hartley	138,570	51,271	138,570

Intercity Holdings Ltd.(1)	375,000	—	202,875

Nasser Menhall	136,029	—	81,711

Nicris Ltd.(1)	234,764	—	127,007

Oussama Salam(1)	577,762	—	357,493

James B. Wyngaarden	27,737	10,817	27,737

Paul Zamecnik	230,793	91,018	230,793

(1)	In each case, the entity or individual beneficially owned more than 5% of the outstanding shares of Common Stock at the time of the transaction.

(2)	Global Investment Enterprises Ltd. is an affiliate of Camille Chebeir.

         No director, officers or 5% Stockholders exchanged 8% Notes for Common Stock as part of the Early Exercise Program.

Pillar Consulting Fees

         In 2001, Pillar S.A. provided consulting services to the Company relating to the sale by the Company of shares of Methylgene Inc., the Company’s transaction with Isis Pharmaceuticals, Inc., the 8% Note conversion and the Early Exercise Program. In consideration for such services, the Company paid $250,000 in cash to Pillar and issued 178,571 shares of Common Stock to Pillar.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2002.

Hybridon, Inc. Inc.

By:	/s/ Stephen R. Seiler

Stephen R. Seiler Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Sudhir Agrawal, D. Phil	President, Chief Scientific Officer and Director	April 30, 2002

/s/ Stephen R. Seiler Stephen R. Seiler	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2002

* James B. Wyngaarden, M.D.	Chairman of the Board of Directors	April 30, 2002

/s/ Robert G. Andersen Robert G. Andersen	Chief Financial Officer and Vice President of Operations, Treasurer and Secretary (Principal Financial Officer)	April 30, 2002

* Nasser Menhall	Director	April 30, 2002

* Paul C. Zamecnik, M.D.	Director	April 30, 2002

* Youssef El-Zein	Director	April 30, 2002

* Arthur W. Berry	Director	April 30, 2002

* C. Keith Hartley	Director	April 30, 2002

* Camille Chebeir	Director	April 30, 2002

* By: /s/ Stephen R. Seiler Stephen R. Seiler, Attorney-in-Fact Date: April 30, 2002