Form 10-Q
period 2002-03-31
HYBRIDON INC
filed 2002-05-14
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      .

Commission File Number 0-27352

HYBRIDON, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3072298

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	46,512,142

Class	Outstanding as of April 26, 2002

PART I — FINANCIAL STATEMENTS
Item 1 - Financial Statements
Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001
Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2002 and 2001
Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-10.1 Employment Agreement With S. Agrawal
Ex-10.2 Employment Agreement with R.G. Andersen
Ex-99.1 Pages 26 - 32 of the Annual Report

HYBRIDON, INC.

FORM 10-Q

INDEX

Page

PART I — FINANCIAL STATEMENTS

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	3

Consolidated Condensed Statements of Operations for the Three Months ended March 31, 2002 and 2001	4

Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001	5

Notes to Consolidated Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	12

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	13

Signatures	14

This quarterly report on Form 10-Q references the following U.S. trademarks owned by us: Hybridon®, GEM®, CycliconTM, and IMOTM. This quarterly report on Form 10-Q also contains trademarks of other companies.

PART I — FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
 (UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2002	2001

Assets

Current Assets:

Cash and cash equivalents	$11,349,019	$20,923,295

Short-term investments	13,393,165	10,910,987

Receivables	799,277	274,863

Prepaid expenses and other current assets	110,437	56,992

Total current assets	25,651,898	32,166,137

Property and equipment, net	157,446	143,298

Other assets:

Deposits	11,500	—

Long-term investments	5,145,843	—

	$30,966,687	$32,309,435

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Accounts payable	$651,383	$498,642

Accrued expenses	1,290,162	1,021,660

Current portion of long-term debt	288,028	288,028

Current portion of deferred revenue (Note 6)	3,098,654	3,098,654

Total current liabilities	5,328,227	4,906,984

9% convertible subordinated notes payable	1,306,000	1,306,000

Deferred revenue, net of current portion (Note 6)	25,355,062	26,129,725

Stockholders’ equity (deficit):

Preferred stock, $0.01 par value

Authorized — 5,000,000 shares

Series A convertible preferred stock

Designated — 1,500,000 shares

Issued and outstanding — 639,984 and 640,166 shares at March 31, 2002 and December 31, 2001, respectively	6,400	6,402

Common stock, $0.001 par value

Authorized—100,000,000 shares

Issued and outstanding—45,701,884 and 45,632,525 shares at March 31, 2002 and December 31, 2001, respectively	45,702	45,632

Additional paid-in capital	274,680,072	273,870,458

Accumulated deficit	(275,684,302)	(273,868,184)

Deferred compensation	(70,474)	(87,582)

Total stockholders’ deficit	(1,022,602)	(33,274)

	$30,966,687	$32,309,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues:

License fees	$619,281	$—

Royalty and other income	12,516	59,189

Interest income	195,963	105,129

Total revenues	827,760	164,318

Operating expenses:

Research and development	1,246,166	1,101,051

General and administrative	1,082,934	1,346,538

Stock-based compensation from repriced options(1)	(263,504)	—

Interest	38,033	315,069

Total operating expenses	2,103,629	2,762,658

Loss before provision for income taxes	(1,275,869)	(2,598,340)

Income tax credit	(500,000)	—

Loss before extraordinary item	(775,869)	(2,598,340)

Extraordinary item:

Loss on early retirement of 8% convertible notes payable	—	(1,411,876)

Net loss	(775,869)	(4,010,216)

Accretion of preferred stock dividends	(1,040,249)	(1,007,884)

Net loss applicable to common stockholders	$(1,816,118)	$(5,018,100)

Basic and diluted net loss applicable to common stockholders (Note 4)	$(0.04)	$(0.27)

Shares used in computing basic and diluted loss per common share	45,669,571	18,489,267

(1) The following summarizes the allocation of stock-based compensation from repriced options:

Research and development	$(129,645)	$—

General and administrative	(133,859)	—

Total	$(263,504)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash Flows From Operating Activities:

Net loss	$(775,869)	$(4,010,216)

Adjustments to reconcile net loss to net cash used in operating activities -

Extraordinary loss on exchange of 8% convertible notes payable	—	1,411,876

Stock-based compensation	(263,504)	—

Depreciation and amortization	123,554	121,415

Gain on sale of property and equipment	—	(20,650)

Non-cash interest expense	38,033	250,556

Changes in operating assets and liabilities -

Accounts receivable	(524,414)	(402,897)

Prepaid expenses and other current assets	(64,945)	31,512

Accounts payable and accrued expenses	383,210	333,232

Deferred revenue	(774,663)	—

Net cash (used in) operating activities	(1,858,598)	(2,285,171)

Cash Flows From Investing Activities:

Maturities of short-term investments	2,665,000	2,000,000

Purchase of marketable securities	(12,426,018)	—

Sale of marketable securities	2,038,101	—

Purchase of property and equipment	(25,698)	—

Proceeds from sale of property and equipment	—	20,650

Net cash (used in) provided by investing activities	(7,748,615)	2,020,650

Cash Flow From Financing Activities:

Proceeds from exercise of common stock options	32,937	2,500

Decrease in restricted cash	—	5,000,000

Net cash provided by financing activities	32,937	5,002,500

Net (decrease) increase in cash and cash equivalents	(9,574,276)	4,737,979

Cash and cash equivalents, beginning of period	20,923,295	1,532,155

Cash and cash equivalents, end of period	$11,349,019	$6,270,134

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$120,000

Supplemental disclosure of non cash financing and investing activities:

Exchange of 8% convertible notes payable for Series B convertible preferred stock	$—	$7,604,600

Accretion of Series A and Series B convertible preferred stock dividends	$1,040,250	$1,007,884

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s activities are based on four technologies: immunomodulatory oligonucleotide (IMO™) technology, which uses synthetic DNA to modulate responses of the immune system; antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level; cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and Cyclicon ™ technology, which uses novel synthetic DNA structures (Cyclicons), in drug target validation and drug discovery.

(2)	Unaudited Interim Financial Statements

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 1, 2002.

(3)	Reclassifications

Amounts in the prior-period consolidated financial statements have been reclassified to conform with the current period’s presentation.

(4)	Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,

	2002	2001

Numerator:

Loss before extraordinary item	$(775,869)	$(2,598,340)

Extraordinary loss on exchange of 8% convertible notes payable	—	(1,411,876)

Net loss	(775,869)	(4,010,216)

Accretion of preferred stock dividends	(1,040,249)	(1,007,884)

Numerator for basic and diluted loss applicable to common shareholders	$(1,816,118)	$(5,018,100)

Denominator for basic and diluted loss per share	45,669,571	18,489,267

Loss per share – basic and diluted

Loss before extraordinary item	$(0.02)	$(0.14)

Extraordinary loss	—	(0.08)

Net loss per share	(0.02)	(0.22)

Accretion of preferred stock dividends	(0.02)	(0.05)

Net loss per share applicable to common stockholders	$(0.04)	$(0.27)

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2002 and 2001, diluted net loss per common share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 40,994,568 and 55,422,897 for the three months ended March 31, 2002 and 2001, respectively. These securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

(5)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2002 and December 31, 2001 consist of the following:

	MARCH 31	DECEMBER 31
	2002	2001

Cash and cash equivalents

Cash and money market funds	$10,149,000	$20,923,000

Corporate Bond	1,200,000	—

Total	$11,349,000	$20,923,000

The Company accounts for investments in accordance with Statement of Financial Accounting standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, which approximates fair market value. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s short-term investments as of March 31, 2002 and December 31, 2001 are classified as “held-to-maturity.”

On January 2, 2002 and prior to maturity, the Company sold two of its asset backed securities issued by the same corporation which the Company had classified as “held-to-maturity” as of December 31, 2001. The Company sold such securities when it became aware that the securities’ assets might be deteriorating which may lead to an early repayment of par value. In order to avoid any potential losses, the Company sold these securities for a price that approximated their book value.

Short-term investments have maturities of greater than three months and mature within one year of the balance sheet date. All short-term investments mature prior to March 31, 2003. At March 31, 2002 and December 31, 2001, the Company’s short-term investments consisted of the following (at amortized cost which approximates fair market value):

	MARCH 31	DECEMBER 31
	2002	2001

Short-term investments Government bonds	$9,360,000	$8,929,000

Corporate bonds	4,033,000	1,982,000

Total	$13,393,000	$10,911,000

All long-term investments mature prior to June 30, 2003. At March 31, 2002 and December 31, 2001, the Company’s long-term investments consisted of the following (at amortized cost which approximates fair market value):

	MARCH 31	DECEMBER 31
	2002	2001

Long-term investments Government bonds	$4,078,000	$—

Corporate bonds	1,068,000	—

Total	$5,146,000	$—

(6)	Collaboration and License Agreement with Isis Pharmaceuticals, Inc.

The Company recognizes revenue related to its Collaboration and License Agreement with Isis Pharmaceuticals, Inc. (the Agreement) ratably over the 10-year term of the Agreement. “Deferred revenue” on the accompanying consolidated condensed balance sheet relates to the unrecognized portion of the $32.3 million of cash and Isis stock received in 2001 and the unrecognized expenses related to the Agreement. While the amounts received are not refundable under any circumstances and the Company does not believe that it will be required to expend any significant future resources under the Agreement, this revenue has been deferred based on SAB 101, which precludes revenue recognition in cases where future obligations are not interpreted to be “inconsequential and perfunctory”. The combination of significant rights retained by the Company and an ongoing obligation of the Company to make two representatives available to attend semi-annual telephonic meetings of a collaboration committee with the licensee, led to the accounting treatment described above. Direct expenses related to the Agreement and the estimated fair value of the Company’s stock that will be paid to Isis will also be recognized over the term of the Agreement as a reduction to revenue.

During the three months ended March 31, 2002, the Company recognized approximately $619,000 of revenues under the Agreement. This amount is net of approximately $214,000, which represents the amortization of direct costs and the amortization of the estimated value of the stock to be issued to Isis. The agreement was not in effect for the three months ended March 31, 2001. Additional information on the Agreement is included in Note (5) to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)	Stock-Based Compensation

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended March 31, 2002, the Company recognized a credit of approximately $264,000 as stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2001 and March 31, 2002. The Company did not have a charge or credit for the first quarter of 2001 because the fair market value of our common stock at March 31, 2001 was at a level that did not require financial statement recognition.

(8)	Income Taxes

During 2001, the Company had a provision for income taxes of $500,000 for Alternative Minimum Tax (AMT) of which $450,000 was paid by the Company in 2001. In March 2002, the National Stabilization and Recovery Act temporarily rescinded the AMT with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, the Company recognized a $500,000 tax benefit in operating results during the three months ended March 31, 2002 and recorded a receivable of $450,000 for estimated taxes paid during 2001 for which the Company expects to receive a refund in 2002.

(9)	Series A Convertible Preferred Stock Dividend

The holders of Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such shares and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through March 31, 2002, the Company has always elected to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. During the three months ended March 31, 2002 and March 31, 2001, total Series A dividend accretion was approximately $1,040,000 and $965,000, respectively.

(10)	8% Convertible Notes Payable

On March 5, 2001, the Company made an offer to the holders of its 8% Convertible Notes Payable (the 8% Notes) to exchange their notes in a ratio of one share of a newly-designated class of Series B convertible preferred stock for each $100 in principal and interest of notes tendered. On March 30, 2001 holders of 8% Notes in the aggregate original principal amount of $7,354,000 exchanged their notes for 76,046 shares of Series B convertible preferred stock. The Company recorded an extraordinary loss of $1.4 million related to the early extinguishment of the 8% Notes. The extraordinary loss represents the difference between the carrying value of the 8% Notes and the fair value of the Series B convertible preferred stock, as determined by the fair market value of the common stock into which the Series B convertible preferred stock was convertible and the write-off of deferred financing costs and related legal fees.

(11)	Early Exercise Program

In June 2001, the Company began an “early exercise” program (the Early Exercise Program) to exchange its common stock for its Series B convertible preferred stock, several classes of its warrants and its remaining 8% Notes, in order to simplify the Company’s capital structure and to reduce the number of outstanding securities which are exercisable for or convertible into shares of its common stock. At the completion of the Early Exercise Program in 2001, the results were as follows:

All holders of the Company’s Series B convertible preferred stock exchanged their shares for 19,564,500 shares of the Company’s common stock;

Holders of warrants priced between $0.60 and $2.40 exchanged their warrants for 4,669,808 shares of the Company’s common stock; and

Holders of $456,221 in principal and interest under 8% Notes exchanged their 8% Notes for 1,140,448 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a leading company in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. Our activities are based on four technologies:

•	immunomodulatory oligonucleotide, or IMO, technology, which uses synthetic DNA to modulate responses of the immune system;

•	antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level;

•	cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and

•	Cyclicon technology, which uses novel synthetic DNA structures which we refer to as Cyclicons in drug target validation and drug discovery.

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

         We have incurred total losses of $275.7 million through March 31, 2002 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development and general and administrative expenses will be significant in 2002 as we use our cash resources to advance more rapidly our discovery and development programs.

         This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Untied States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates and judgments are made, include, but are not limited to, revenue recognition. A discussion of these estimates and judgments is included in our Annual Report on Form 10-K for the year ended December 31, 2001 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

         Total revenues increased by $664,000, or 405%, from $164,000 for the three months ended March 31, 2001 to $828,000 for the three months ended March 31, 2002. The increase in revenues was primarily due to license revenues from agreements with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. In connection with these agreements, we recorded $619,000 in revenues, which is net of related costs, in the three months ended March 31, 2002. The increase in revenues for the three months ended March 31, 2002 also reflected increased interest income from higher cash and investment balances as a result of the payments received during 2001 from Isis and EpiGenesis, the sale of our interest in MethylGene, Inc. and the remaining contingent payment due us from the sale of our DNA manufacturing business, known as the Hybridon Specialty Products Division, or HSP.

         Research and development expenses increased by $145,000, or 13%, from $1,101,000 to $1,246,000 for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily attributable to expanded discovery efforts. In the three months ended March 31, 2002 and 2001, our research and development expenses related primarily to the preclinical development of our IMO technology. In the first quarter of 2002, we commenced a Phase I/II clinical trial of our second generation antisense compound GEM 231 in combination with irinotecan. We are conducting the trial at Vanderbilt University Medical Center and the University of

Chicago Medical Center. Given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

         General and administrative expenses decreased by $264,000, or 20%, from $1,347,000 in the three months ended March 31, 2001 to $1,083,000 for the three months ended March 31, 2002. This decrease primarily reflected executive compensation awards approved in the first quarter of 2001. There were no comparable awards approved in the first quarter of 2002. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development.

         As a result of a repricing of our stock options in September 1999, certain outstanding stock options are subject to variable plan accounting. During the three months ended March 31, 2002, we credited operating results for $264,000 representing a decrease in the intrinsic value of these options. This credit resulted from a decrease in the market value of the Company’s common stock during the first quarter of 2002. We did not have a stock-based compensation charge or credit for the three months ended March 31, 2001 because the fair market value of our common stock was at a level that did not require any financial statement recognition. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

         Interest expense decreased by $277,000, or 88%, from $315,000 to $38,000 for the three months ended March 31, 2002 compared to the same period in 2001. The decrease for the three months ended March 31, 2002 was primarily attributable to a $13.7 million debt reduction during 2001 which resulted from the conversion of $8.0 million of our 8% notes into equity and the repayment of a $6.0 million note payable that occurred in the second and fourth quarters of 2001.

         In March 2002, the National Economic Stabilization and Recovery Act temporarily rescinded the Alternative Minimum Tax (AMT) with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, we recognized a tax benefit in operating results of $500,000 for the three months ended March 31, 2002 and recorded a receivable of $450,000 for estimated taxes paid during 2001 for which the Company expects to receive a refund in 2002. We did not have any income subject to AMT during the first quarter of 2001.

         We pay dividends on our Series A convertible preferred stock of 6.5% per annum, payable semi-annually in arrears. We have the election to pay such dividends in either cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through March 31, 2002, we had only paid such dividends in Series A convertible preferred stock. Hybridon recorded Series A preferred stock dividends of $1,040,000 during the first quarter of 2002 and $965,000 during the first quarter of 2001. Such dividends will continue to be incurred for as long as the Series A convertible preferred stock is outstanding.

         As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $1,816,000 for the three months ended March 31, 2002 and $5,018,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We expect that our cash requirements for these uses will be substantial and will increase as we expand our operations. Historically, we have funded our operations with revenues from collaborative and license agreements, interest income and manufacturing of synthetic DNA and reagent products by HSP, prior to its sale in September 2000, as well as from a variety of debt and equity financings, lease financings, the sale of our shareholdings in MethylGene, and the sale of HSP. Our only material committed external sources of funds are a $450,000 tax refund expected from the U.S. government during 2002 and the final $4.5 million payment due to us from Isis under our license agreement. This payment from Isis is due no later than May 2003 and may be made by Isis, at its option, in cash or with its common stock having a fair market value intended to approximate $4.5 million. Under our agreement with Isis, we are required to pay Isis $6.0 million in cash or common stock in three equal annual installments of $2.0 million beginning in May 2002.

         As of March 31, 2002, we had approximately $29.9 million in cash, cash equivalents and investments, a decrease of $1.9 million from December 31, 2001. In the first quarter of 2002, we utilized approximately $1.9 million to fund operating activities. The $1.9 million to fund operating activities consisted of a net loss of $775,000 combined with non-cash operating adjustments which include stock-based compensation, deferred revenue related to the Isis agreement, and increased accounts receivable.

         During the first quarter of 2002, there were no financing activities except for exercises of stock options.

         As of March 31, 2002, our outstanding indebtedness consisted of $0.3 million in principal amount of 8% notes maturing in November 2002 and $1.3 million in principal amount of 9% notes maturing in April 2004. These notes are unsecured.

         We believe that our existing cash and investments will be sufficient to fund our cash requirements at least through the end of 2003. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

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

FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Risk Factors That May Affect Results” which are filed with this quarterly report as Exhibit 99.1, and are incorporated herein by reference. These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialized, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements represent our estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of December 31, 2002, we have no assets and liabilities related to nondollar denominated currencies.

         We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operational needs and maximize yield. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We do not own derivative financial investment instruments in our investment portfolio.

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment agreement dated April 1, 2002 between the Registrant and Dr. Sudhir Agrawal.

10.2	Employment agreement dated April 1, 2002 between the Registrant and Robert G. Andersen.

99.1	Pages 26 through 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein.)

(b)	The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

/s/ Stephen R. Seiler

Date: May 14, 2002	Stephen R. Seiler Chief Executive Officer

/s/ Robert G. Andersen

Date: May 14, 2002	Robert G. Andersen Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

Exhibit Index

Exhibit No.

10.1	Employment agreement dated April 1, 2002 between the Registrant and Dr. Sudhir Agrawal.

10.2	Employment agreement dated April 1, 2002 between the Registrant and Robert G. Andersen.

99.1	Pages 26 through 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002. (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein.)