Form 10-K/A
period 2001-12-31
HYBRIDON INC
filed 2002-05-24
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

     This Amendment No. 2 on Form 10-K/A amends and restates Items 12 and 13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 by Hybridon, Inc., a Delaware corporation (the “Company”) which was previously amended and restated by Amendment No. 1 on Form 10-K/A filed with Securities and Exchange Commission on April 30, 2002.

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

		Percentage of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficial Ownership	Outstanding(1)

5% Stockholders
Founders Financial Group, L.P.(2)	6,265,304	12.32%
53 Forest Avenue Old Greenwich, CT 06870
Michael A. Boyd(3)	6,265,304	12.32%
c/o Founders Financial Group, L.P. 53 Forest Avenue Old Greenwich, CT 06870
General Motors Employees(4)	4,380,312	8.75%
Domestic Group Trust c/o General Motors Investment Management 767 Fifth Avenue New York, NY 10153
Guardian Life Insurance Company of America(5)	3,712,000	7.53%
201 Park Avenue South, 7A New York, NY 10003
Pecks Management Partners Ltd(6)	3,579,271	7.26%
One Rockefeller Plaza New York, NY 10020

		Percentage of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficial Ownership	Outstanding(1)

Directors and Executive Officers
C. Keith Hartley(7)	6,413,874	12.61%
Sudhir Agrawal, D. Phil(8)	4,100,659	8.25%
Youssef El-Zein(9)	1,851,835	4.05%
Stephen R. Seiler(10)	1,182,000	2.55%
Paul C. Zamecnik, M.D.(11)	958,789	2.09%
Robert G. Andersen(12)	757,840	1.63%
Arthur W. Berry(13)	587,250	1.28%
James B. Wyngaarden, M.D.(14)	544,923	1.18%
R. Russell Martin, M.D.(15)	425,705	*
Nasser Menhall(16)	304,491	*
Jin-yan Tang, Ph.D(17)	164,826	*
Camille A. Chebeir(18)	45,000	*
All directors and executive officers as a group (12 persons)(19)	17,337,192	30.17%

*	Less than 1%

(1)	The number of shares beneficially owned by each person is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the stockholder has the sole or shared voting power or investment power and also any shares which the stockholder has the right to acquire within 60 days of March 31, 2002 through the conversion of any convertible security or the exercise of any stock option, warrant or other right. Unless otherwise indicated, each stockholder has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	Includes 2,605,427 shares of Common Stock issuable upon exercise of warrants, 2,059,388 shares of Common Stock issuable upon conversion of 87,524 shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and 499,248 shares of Common Stock issuable upon conversion of $299,549 in convertible debt.

(3)	Consists of the securities owned by Founders Financial Group, L.P. (“Founders”) as set forth in the table above. Mr. Boyd is the sole director and shareholder of Michael A. Boyd, Inc., which is the general partner of Founders. Mr. Boyd may be considered a beneficial owner of the securities beneficially owned by Founders.

(4)	Consists of 1,114,971 shares of Common Stock issuable upon exercise of warrants and 3,265,341 shares of Common Stock issuable upon conversion of 138,777 shares of Series A Preferred Stock.

(5)	Includes 353,316 shares of Common Stock issuable upon exercise of warrants and 3,112,188 shares of Common Stock issuable upon conversion of 132,268 shares of Series A Preferred Stock. Also includes 18,596 shares of Common Stock issuable upon exercise of warrants held by the Guardian Life Insurance Company of America Master Pension Trust and 92,471 shares of Common Stock issuable upon conversion of 3,930 shares of Series A Preferred Stock held by the Guardian Life Insurance Company of America Master Pension Trust.

(6)	Consists of 208,895 shares of Common Stock issuable upon exercise of warrants and 3,370,376 shares of Common Stock issuable upon conversion of 143,241 shares of Series A Preferred Stock held by investment advisory clients of Pecks which clients would receive dividends and the proceeds from the sale of these shares.

(7)	Includes 10,000 shares of Common Stock subject to outstanding stock options held by Mr. Hartley. Also includes the securities owned by Founders as set forth in the table above. Included in Founders’ holdings are 87,524 shares of Series A Preferred Stock, which represent 13.24% of the outstanding Series A Preferred Stock. Mr. Hartley is an affiliate of Founders and may be considered the beneficial owner of the securities owned by Founders.

(8)	Includes 3,978,499 shares subject to outstanding stock options.

(9)	Includes 28,000 shares subject to outstanding stock options.

(10)	Includes 672,000 shares subject to outstanding stock options.

(11)	Includes 201,000 shares subject to outstanding stock options.

(12)	Includes 701,269 shares subject to outstanding stock options.

(13)	Includes 20,000 shares subject to outstanding stock options.

(14)	Includes 431,000 shares subject to outstanding stock options.

(15)	Includes 334,955 shares subject to outstanding stock options.

(16)	Includes 28,000 shares subject to outstanding stock options.

(17)	Consists of 164,826 shares subject to outstanding stock options.

(18)	Includes 20,000 shares subject to outstanding stock options.

(19)	Includes 6,589,549 shares subject to outstanding stock options held by the directors and executive officers. Also includes the securities owned by Founders as set forth in the table above.

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

$6.0 Million Loan Arrangement

      During 1998, the Company entered into a $6.0 million loan arrangement with several lenders, including several 5% Stockholders. The terms of the loan were as follows: (i) the maturity date was November 30, 2003; (ii) the interest rate was 8%; (iii) interest was payable monthly in arrears, with the principal due in full at maturity of the loan; (iv) the loan was convertible, at the holders’ option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share; and (v) the loan required minimum liquidity, as defined, of $2.0 million.

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

      The following table sets forth the principal amounts originally loaned to the Company by 5% Stockholders and the amounts repaid by the Company to those 5% Stockholders in 2001, including interest paid:

		Amount of Repayment
	Principal
	Amount	April 27,	May 14,	September 27,	Interest Paid
Lender	Loaned	2001	2001	2001	in 2001

Founders Financial Group, L.P.	$3,000,000	$900,000	$600,000	$1,500,000	$150,877
General Motors Employees Domestic Group Trust	1,357,500	407,250	271,500	678,750	68,272
Delaware State Employees Retirement Fund	852,600	255,780	170,520	426,300	42,879
Declaration of Trust for the Defined Benefit Plan of ICI American Holdings, Inc.	391,320	117,396	78,264	195,660	19,680

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

      All holders of the Company’s Series B Preferred Stock exchanged their shares of Series B Preferred Stock for 19,564,500 shares of the Company’s Common Stock, including the following directors, executive officers and 5% Stockholders of the Company, and affiliates thereof:

	Shares of	Shares of
Holder	Series B Preferred Stock	Common Stock

Abdul Raof M. Abu Anza(1)	6,299	1,574,750
Mohammed A. Bajrai(1)	2,552	638,000
Bajrai International Group Ltd.(1)	2,552	638,000
Arthur W. Berry	2,269	567,250
Darier Hentsch & Cie(1)	4,085	1,021,250

	Shares of	Shares of
Holder	Series B Preferred Stock	Common Stock

Youssef El-Zein	3,851	962,750
Estate of E. Andrews Grinstead III(1)	2,106	526,500
R. Russell Martin	363	90,750
Nasser Menhall	164	41,000
Nicris Ltd.(1)	10,137	2,534,250
Oussama Salam(1)	2,102	525,500
Paul Zamecnik	1,066	266,500

(1)	In each case, the entity or individual beneficially owned more than 5% of the outstanding shares of Common Stock at the time of the transaction.

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

			Shares of
Holder	Warrants	Cash Paid	Common Stock

Abdul Raof M. Abu Anza(1)	356,702	$—	220,019
Darier Hentsch & Cie(1)	140,636	—	75,170
Declaration of Trust for the Defined Benefit Plan of ICI American Holdings, Inc.(1)	253,620	—	154,839
Delaware State Employees Retirement Fund(1)	661,046	—	396,039
Youssef El-Zein	748,248	—	474,304
Founders Financial Group L.P.(1)	635,012	—	343,542
Global Investment Enterprises Ltd.(2)	55,872	—	39,066
Guardian Life Insurance Company Of America(1)	252,101	—	135,429
C. Keith Hartley	138,570	51,271	138,570
Intercity Holdings Ltd.(1)	375,000	—	202,875
Nasser Menhall	136,029	—	81,711
Nicris Ltd.(1)	234,764	—	127,007
Oussama Salam(1)	577,762	—	357,493
James B. Wyngaarden	27,737	10,817	27,737
Paul Zamecnik	230,793	91,018	230,793

(1)	In each case, the entity or individual beneficially owned more than 5% of the outstanding shares of Common Stock at the time of the transaction.

(2)	Global Investment Enterprises Ltd. is an affiliate of Camille Chebeir.

No directors, officers or 5% stockholders exchanged 8% Notes for Common Stock as part of the Early Exercise Program.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of May 2002.

Hybridon, Inc.

By: /s/ Stephen R. Seiler Stephen R. Seiler Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Sudhir Agrawal, D. Phil	President, Chief Scientific Officer and Director	May 24, 2002

/s/ Stephen R. Seiler Stephen R. Seiler	Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2002

* James B. Wyngaarden, M.D.	Chairman of the Board of Directors	May 24, 2002

/s/ Robert G. Andersen Robert G. Andersen	Chief Financial Officer and Vice President of Operations, Treasurer and Secretary (Principal Financial Officer)	May 24, 2002

* Nasser Menhall	Director	May 24, 2002

* Paul C. Zamecnik, M.D.	Director	May 24, 2002

* Youssef El-Zein	Director	May 24, 2002

* Arthur W. Berry	Director	May 24, 2002

* C. Keith Hartley	Director	May 24, 2002

* Camille Chebeir	Director	May 24, 2002

* By: /s/ Stephen R. Seiler Stephen R. Seiler, Attorney-in-Fact

Date: May 24, 2002