Form 10-Q
period 2002-06-30
HYBRIDON INC
filed 2002-08-14
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________________ .

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

Yes ☒            No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	47,525,043

Class	Outstanding as of July 26, 2002

PART I — FINANCIAL STATEMENTS
Item 1 — Financial Statements
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signatures
Ex-3.1 Restated Certificate of Incorporation
Ex-10.1 Executive Stock Option Agreement 3,150,000
Ex-10.2 Executive Stock Option Agreement 490,000
Ex-99.1 Section 906 Certificate

HYBRIDON, INC.

FORM 10-Q

This quarterly report on Form 10-Q references the following U.S. trademarks owned by us: Hybridon®, GEM®, Cyclicon™, and IMO™. This quarterly report on Form 10-Q also contains trademarks of other companies.

PART I — FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$8,769,560	$20,923,295
Short-term investments	17,888,982	10,910,987
Receivables	307,739	274,863
Prepaid expenses and other current assets	545,788	56,992

Total current assets	27,512,069	32,166,137
Property and equipment, net	423,688	143,298
Deposits	11,500	—

	$27,947,257	$32,309,435

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$556,193	$498,642
Accrued expenses	730,650	1,021,660
Current portion of long-term debt	299,549	288,028
Current portion of capital lease	88,306	—
Current portion of deferred revenue (Note 4)	3,098,654	3,098,654

Total current liabilities	4,773,352	4,906,984
9% convertible subordinated notes payable	1,306,000	1,306,000
Deferred revenue, net of current portion (Note 4)	23,368,471	26,129,725
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 660,643 and 640,166 shares at June 30, 2002 and December 31, 2001, respectively	6,606	6,402
Common stock, $0.001 par value
Authorized—150,000,000 shares
Issued and outstanding—47,524,974 and 45,632,525 shares at June 30, 2002 and December 31, 2001, respectively	47,525	45,632
Additional paid-in capital	276,837,780	273,870,458
Accumulated deficit	(278,333,346)	(273,868,184)
Deferred compensation	(59,131)	(87,582)

Total stockholders’ deficit	(1,500,566)	(33,274)

	$27,947,257	$32,309,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenues:
License fees	$621,425	$220,862	$1,240,705	$254,862
Royalty and other income	18,776	32,339	31,293	57,528
Interest income	178,016	134,714	373,979	239,843

Total revenues	818,217	387,915	1,645,977	552,233
Operating expenses:
Research and development	1,567,567	1,259,014	2,813,734	2,360,065
General and administrative	1,283,049	1,253,436	2,365,983	2,599,974
Stock-based compensation from repriced options (1)	(480,563)	923,780	(744,067)	923,780
Interest	38,263	272,083	76,296	587,152

Total operating expenses	2,408,316	3,708,313	4,511,946	6,470,971
Other income	—	6,890,261	—	6,890,261

(Loss) income before provision for income taxes and extraordinary item	(1,590,099)	3,569,863	(2,865,969)	971,523
Income tax (provision) credit	—	(400,000)	500,000	(400,000)

(Loss) income before extraordinary item	(1,590,099)	3,169,863	(2,365,969)	571,523
Extraordinary item:
Loss on early retirement of 8% convertible notes payable	—	—	—	(1,411,876)

Net (loss) income	(1,590,099)	3,169,863	(2,365,969)	(840,353)
Accretion of preferred stock dividends	(1,058,944)	(1,181,149)	(2,099,194)	(2,189,033)

Net (loss) income applicable to common stockholders	$(2,649,043)	$1,988,714	$(4,465,163)	$(3,029,386)

Net (loss) income per share applicable to common stockholders (Note 5)
Basic	$(0.06)	$0.11	$(0.10)	$(0.17)

Diluted	$(0.06)	$0.06	$(0.10)	$(0.17)

Shares used in computing net (loss) income per common share:
Basic	46,708,200	18,854,291	46,189,027	18,671,211

Diluted	46,708,200	57,173,932	46,189,027	18,671,211

(1) The following summarizes the allocation of stock-based
compensation from repriced options:
Research and development	$(383,211)	$609,177	$(512,856)	$609,177
General and administrative	(97,352)	314,603	(231,211)	314,603

Total	$(480,563)	$923,780	$(744,067)	$923,780

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(2,365,969)	$(840,353)
Adjustments to reconcile net loss to net cash used in operating activities — Extraordinary loss on exchange of 8% convertible notes payable	—	1,411,876
Issuance of common stock for services rendered	—	26,000
Stock-based compensation	(744,067)	923,780
Depreciation and amortization	275,851	280,751
Gain on sale of property and equipment	—	(20,650)
Non-cash interest expense	11,737	250,556
Changes in operating assets and liabilities —
Accounts receivable	(32,876)	(874,200)
Prepaid expenses and other assets	(500,296)	49,817
Accounts payable and accrued expenses	128,885	(49,211)
Deferred revenue	(1,957,436)	14,814,246

Net cash (used in) provided by operating activities	(5,184,171)	15,972,612

Cash Flows From Investing Activities:
Maturities of short-term investments	4,345,000	—
Purchase of marketable securities	(14,582,249)	(5,995,587)
Sale of marketable securities	3,047,724	—
Purchase of property and equipment	(196,807)	—
Proceeds from sale of property and equipment	—	20,650

Net cash (used in) provided by investing activities	(7,386,332)	(5,974,937)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	441,765	31,075
Principal payments on capital leases	(24,997)	—
Payments on long-term debt	—	(3,000,000)
Decrease in restricted cash	—	4,178,750

Net cash provided by financing activities	416,768	1,209,825

Net (decrease) increase in cash and cash equivalents	(12,153,735)	11,207,500
Cash and cash equivalents, beginning of period	20,923,295	1,532,155

Cash and cash equivalents, end of period	$8,769,560	$12,739,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,770	$280,525

Supplemental disclosure of non cash financing and investing activities:
Exchange of 8% convertible notes payable for Series B convertible preferred stock	$—	$7,604,600

Accretion of Series A and Series B convertible preferred stock dividends	$2,099,194	$2,189,033

Issuance of common stock in lieu of cash bonus	$—	$88,577

Issuance of stock options to non-employees	$—	$20,148

Issuance of warrants in connection with consulting services	$—	$569,667

Issuance of common stock as part of license agreement	$1,166,379	$—

Equipment acquired under capital lease	$113,303	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s activities are based on four technologies: immunomodulatory oligonucleotide (IMO™) technology, which uses synthetic DNA to modulate responses of the immune system; antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level; cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and Cyclicon ™ technology, which uses novel synthetic DNA structures (Cyclicons) in drug target validation and drug discovery.

(2)	Unaudited Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 1, 2002.

(3)	Reclassifications

Amounts in the prior-period consolidated financial statements have been reclassified to conform with the current period’s presentation.

(4)	Collaboration and License Agreement with Isis Pharmaceuticals, Inc.

The Company recognizes revenue related to its Collaboration and License Agreement with Isis Pharmaceuticals, Inc. (the Agreement) ratably over the 10-year term of the Agreement expiring in 2011. “Deferred revenue” on the accompanying consolidated condensed balance sheet relates to the unrecognized portion of the $32.3 million of cash and Isis stock received by the Company in 2001, the unrecognized expenses related to the Agreement, and the net of $1.9 million in cash and the Company’s common stock paid to Isis in May 2002 and the amortization of the estimated value of all payments made or to be made by the Company to Isis. While the amounts received from Isis are not refundable under any circumstances and the Company does not believe that it will be required to expend any significant future resources under the Agreement, this revenue has been deferred based on SAB 101, which precludes revenue recognition in cases where future obligations are not interpreted to be “inconsequential and perfunctory”. An ongoing obligation of the Company to make two representatives available to attend semi-annual telephonic meetings of a collaboration committee with the licensee, led to the accounting treatment described above.

The following are each recognized over the term of the Agreement as a reduction to revenue; direct expenses related to the Agreement and the first tranche payment to Isis consisting of approximately $716,000 in cash and 1,005,499 shares of common stock having a fair market value of approximately $1.2 million on the date of issuance.

Based on an agreement reached with Isis on August 14, 2002, neither party will be required to pay any additional tranche payments under the Agreement.

The Company recognized revenues under the Agreement of approximately $611,000 and $207,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,220,000 and $207,000 for the six months ended June 30, 2002 and 2001, respectively. These amounts are net of approximately $155,000 and $15,000 for the three months ended June 30, 2002 and 2001, respectively, and $311,000 and $15,000 for the six months ended June 30, 2002 and 2001, respectively, which represents the amortization of cash and stock already issued and direct costs and the amortization of the estimated value of the stock to be issued to Isis. Additional information on the Agreement is included in Note (5) to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
(Loss) income before extraordinary item	$(1,590,099)	$3,169,863	$(2,365,969)	$571,523
Extraordinary loss on exchange of 8% convertible note payable	—	—	—	(1,411,876)

Net (loss) income	(1,590,099)	3,169,863	(2,365,969)	(840,353)
Accretion of preferred stock dividends	(1,058,944)	(1,181,149)	(2,099,194)	(2,189,033)

Numerator for basic (loss) income applicable to common shareholders	(2,649,043)	1,988,714	(4,465,163)	(3,029,386)
Effect of dilutive securities:
Dividends on Series A and B convertible preferred stock	—	1,181,149	—	—
Interest expense related to convertible debt	—	96,686	—	—

Numerator for diluted (loss) income applicable to common shareholders	$(2,649,043)	$3,266,549	$(4,465,163)	$(3,029,386)

Denominator for basic (loss) income per share	46,708,200	18,854,291	46,189,027	18,671,211
Effect of dilutive securities:
Common stock options and warrants	—	4,043,224	—	—
Convertible debt	—	4,182,995	—	—
Series A and B convertible preferred stock	—	30,093,422	—	—

	—	38,319,641	—	—

Denominator for diluted (loss) income per share	46,708,200	57,173,932	46,189,027	18,671,211

(Loss) income per share — basic
(Loss) income before extraordinary item	$(0.04)	$0.17	$(0.05)	$0.03
Extraordinary loss	—	—	—	(0.08)

Net (loss) income per share	(0.04)	0.17	(0.05)	(0.05)
Accretion of preferred stock dividends	(0.02)	(0.06)	(0.05)	(0.12)

Net (loss) income per share applicable to common stockholders	$(0.06)	$0.11	$(0.10)	$(0.17)

(Loss) income per share — diluted
(Loss) income before extraordinary item	$(0.04)	$0.06	$(0.05)	$0.03
Extraordinary loss	—	—	—	(0.08)

Net (loss) income per share	(0.04)	0.06	(0.05)	(0.05)
Accretion of preferred stock dividends	(0.02)	—	(0.05)	(0.12)

Net (loss) income per share applicable to common stockholders	$(0.06)	$0.06	$(0.10)	$(0.17)

Basic net (loss) income per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2002 and the six months ended June 30, 2001, diluted net loss per common share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 39,166,376 for the three and six months ended June 30, 2002. Total antidilutive securities were 12,092,582 for the three months ended June 30, 2001 and 54,530,048 for the six months ended June 30, 2001. These securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share for the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001.

(6)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2002 and December 31, 2001 consist of the following:

	JUNE 30	DECEMBER 31
	2002	2001

Cash and cash equivalents
Cash and money market funds	$3,969,560	$20,923,295
Corporate bonds	4,800,000	—

Total	$8,769,560	$20,923,295

The Company accounts for investments in accordance with Statement of Financial Accounting standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, which approximates fair market value. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s short-term investments as of June 30, 2002 and December 31, 2001 are classified as “held-to-maturity.” On January 2, 2002 and prior to maturity, the Company sold two of its asset backed securities issued by the same corporation which the Company had classified as “held-to-maturity” as of December 31, 2001. On April 19, 2002 and prior to maturity, the Company sold a corporate bond which had been classified as “held-to-maturity” as of December 31, 2001. The Company sold such securities when it became aware that the securities’ assets might be deteriorating which may lead to an early repayment of par value. In order to avoid any potential losses, the Company sold these securities for a price that approximated their book value.

Short-term investments have maturities of greater than three months and mature within one year of the balance sheet date. All short-term investments mature prior to June 30, 2003. At June 30, 2002 and December 31, 2001, the Company’s short-term investments consisted of the following (at amortized cost which approximates fair market value):

	JUNE 30	DECEMBER 31
	2002	2001

Short-term investments
Government bonds	$12,747,158	$8,928,847
Corporate bonds	5,141,824	1,982,140

Total	$17,888,982	$10,910,987

(7)	Stock-Based Compensation

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. The Company recognized a credit of approximately $481,000 and compensation expense of approximately $924,000 for the three months ended June 30, 2002 and 2001, respectively, and a credit of approximately $744,000 and compensation expense of approximately $924,000 for the six months ended June 30, 2002 and 2001, respectively. A decrease in the intrinsic value of these options between December 31, 2001 and June 30, 2002 resulted in credits to stock compensation from these repriced options in 2002. Compensation expense in 2001 is a result of an increase in the intrinsic value of these options between March 31, 2001 and June 30, 2001.

(8)	Income Taxes

During 2001, the Company had a provision for income taxes of $500,000 for Alternative Minimum Tax (AMT) of which $450,000 was paid by the Company in 2001. In March 2002, the National Stabilization and Recovery Act temporarily rescinded the AMT with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, the Company recognized a $500,000 tax benefit in operating results during the six months ended June 30, 2002 and received a refund of $450,000 during the three months ended June 30, 2002.

(9)	Series A Convertible Preferred Stock Dividend

The holders of Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such shares and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through June 30, 2002, the Company has always chosen to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. During the three months ended June 30, 2002 and 2001, total Series A dividend accretion was approximately $1,059,000 and $1,181,000, respectively. During the six months ended June 30, 2002 and 2001, total Series A dividend accretion was approximately $2,099,000 and $2,004,000, respectively.

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

(11)	Sale of MethylGene Inc. Shares

On April 27, 2001, the Company closed the sale of 60% of its holding of shares of Class A and Class B stock of MethylGene Inc., to a group of private United States institutional investors. MethylGene is a Canadian pharmaceutical research company in which the Company had a 22% ownership interest. On May 14, 2001, the Company closed the sale of the remaining 40% of its holding with three of MethylGene’s other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). The Company received total proceeds of approximately $7.2 million (US). During the three months ended June 30, 2001, the Company recorded a gain for this transaction of approximately $6.9 million, which includes approximately $300,000 in professional fees. This gain is included in other income on the accompanying consolidated statement of operations.

(12)	Early Exercise Program

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

(13)	Stockholders’ Equity

On June 19, 2002, at the Annual Meeting of the Company’s stockholders, an amendment to the Company’s Restated Certificate of Incorporation increased the number of authorized shares of the Company’s Common Stock from 100,000,000 shares to 150,000,000 shares. As of June 30, 2002, 47,524,974 shares of commons stock were issued and outstanding.

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

     We have incurred total losses of $278.3 million through June 30, 2002 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development and general and administrative expenses will be significant in 2002 as we use our cash resources to advance more rapidly our discovery and development programs.

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

     During 2001, we received a total of $32.3 million in cash and stock under our collaboration and license agreement with Isis Pharmaceuticals, Inc. This amount and future amounts due under this license agreement are non-refundable. We are recognizing the revenue on a straight-line basis over the 10-year term of the agreement, which expires in 2011. This deferral of revenue recognition is based on a continuing obligation contained in the license agreement which has been interpreted as neither inconsequential nor perfunctory according to SAB 101. We believe that the cost of performing the continuing obligation is not material. Direct expenses and cash and stock due to Isis are also recognized on a straight-line basis over the 10-year term of the agreement. In May 2002, we paid Isis $0.7 million in cash and issued to Isis 1,005,499 shares of our common stock having a fair market value of $1.2 million on the date of issuance.

     Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 contains a full description of all our significant accounting policies.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2001

     Total revenues increased by $430,000, or 111%, to $818,000 for the three months ended June 30, 2002 from $388,000 for the three months ended June 30, 2001 and increased by $1,094,000, or 198%, to $1,646,000 for the six months ended June 30, 2002 from $552,000 for the six months ended June 30, 2001. The increase in revenues was primarily due to the recognition of license fee revenues derived from agreements with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. which became effective during the second quarter of 2001. In connection with these agreements, we recorded $621,000 in license fee revenue, which is net of related costs and amortization of future amounts due from us, in the three months ended June 30, 2002 and $1,241,000 in net license fee revenues for the six months ended June 30, 2002. The increase in revenues for the three and six months ended June 30, 2002 also reflected increased interest income from higher cash and investment balances as a result of the payments received during 2001 from Isis and EpiGenesis, the sale of our interest in MethylGene, Inc. and the remaining contingent payment due us from the sale of Hybridon Specialty Products Division, or HSP.

     Research and development expenses increased by $309,000, or 25%, to $1,568,000 for the three months ended June 30, 2002 from $1,259,000 for the three months ended June 30, 2001 and by $454,000, or 19%, to $2,814,000 for the six months ended June 30, 2002 from $2,360,000 for the six months ended June 30, 2001. The increase in both periods was primarily attributable to expanded development efforts with respect to our IMO technology.

     In the three and six months ended June 30, 2002 and 2001, our research and development expenses related primarily to the preclinical development of our IMO technology, including the development of HYB-2055. We will continue to incur costs in developing our IMO technology and in conducting preclinical studies of HYB-2055. We expect to submit an IND for HYB-2055 in the first quarter of 2003. In the first quarter of 2002, we commenced a Phase I/II clinical trial of our second generation antisense compound GEM-231 in combination with irinotecan. We are conducting the trial at Vanderbilt University Medical Center and the University of Chicago Medical Center. We are currently seeking to add additional sites to expand this trial.

     Given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain. The cost of clinical trials may vary significantly based on whether they are done alone or in combination with other compounds owned by third parties, the number of sites and the number of enrolled patients. Our ability to fund research and development through strategic alliances will also affect our development costs.

     General and administrative expenses increased by $30,000, or 2%, to $1,283,000 in the three months ended June 30, 2002 from $1,253,000 for the three months ended June 30, 2001 and decreased by $234,000, or 9%, to $2,366,000 for the six months ended June 30, 2002 from $2,600,000 for the six months ended June 30, 2001. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. The decrease in general and administrative expenses for the six months ended June 30, 2002 reflects executive compensation awards approved in the first quarter of 2001 without any similar awards in the first six months of 2002 offset by higher compensation costs in the second quarter of 2002 resulting from an increase in personnel. The decrease in the six months ended June 30, 2002 is also attributed to decreased facility expenses and decreased professional fees associated with financing activities.

     As a result of a repricing of our stock options in September 1999, certain outstanding stock options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. We recorded a credit to operating results of approximately $481,000 and stock compensation expense of approximately $924,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, we recorded a total credit of approximately $744,000 compared to stock compensation expense of approximately $924,000 for the same period in 2001. The credits in 2002 resulted from a decrease in the intrinsic value of these stock options during the first half of 2002. The stock-based compensation expense in 2001 resulted from an increase in the intrinsic value of these stock options during the second quarter of 2001. Compensation charges and credits will likely occur in the future based upon changes in the intrinsic value of our repriced options.

     Interest expense decreased by $234,000, or 86%, to $38,000 for the three months ended June 30, 2002 from $272,000 for the three months ended June 30, 2001 and by $511,000, or 87%, to $76,000 for the six months ended June 30, 2002 from $587,000 for the same period in 2001. The decreases for the three and six months ended June 30, 2002 were mainly attributable to a $13.7 million debt reduction during 2001 which resulted primarily from the conversion of $7.6 million in principal amount of our 8% notes into equity and the repayment of a $6.0 million note payable that occurred in the second and fourth quarters of 2001.

     For the three and six months ended June 30, 2001, other income consisted of a gain recorded from Hybridon’s sale of 100% of its holdings of MethylGene Inc. stock. Hybridon closed the sale of its holding of shares of Class A and Class B stock of MethylGene to a group of private United States institutional investors along with three of MethylGene’s other shareholders during April and May 2001 on similar terms ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). Hybridon received total proceeds of approximately $7.2 million US. For the second quarter of 2001, Hybridon recorded a net gain for this transaction of approximately $6.9 million, which includes approximately $300,000 in professional fees.

     In March 2002, the National Economic Stabilization and Recovery Act temporarily rescinded the Alternative Minimum Tax (AMT) with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, we recognized a tax benefit in operating results of $500,000 for the six months ended June 30, 2002 compared to income tax expense of $400,000 for the six months ended June 30, 2001. We received a refund of $450,000 during the three months ended June 30, 2002 reimbursing us for estimated taxes paid during 2001.

     We had an extraordinary loss of $1.4 million for the six months ended June 30, 2001 resulting from the early extinguishment of our 8% Notes.

     We pay dividends on our Series A convertible preferred stock of 6.5% per annum, payable semi-annually in arrears. We have the option to pay such dividends in either cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through June 30, 2002, we had only paid such dividends in Series A convertible preferred stock. Accordingly, during the three months ended June 30 2002 and 2001, 20,659 and 19,922 shares of our Series A convertible preferred stock were issued as dividends to the holders of our Series A preferred stock. We recorded Series A convertible preferred stock dividends of $1,059,000 for the second quarter of 2002 and $1,181,000 during the second quarter of 2001 and $2,099,000 and $2,189,000 for the six months ended June 30, 2002 and 2001, respectively. Such dividends will continue to be incurred for as long as the Series A convertible preferred stock is outstanding.

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $2,649,000 for the three months ended June 30, 2002 compared to our net income applicable to common stockholders of $1,989,000 for the three months ended June 30, 2001 and net losses applicable to common stockholders of $4,465,000 for the six months ended June 30, 2002 compared to $3,029,000 for the six months ended June 30, 2001.

     As of December 31, 2002, we had net operating loss carryforwards and tax credit carryforwards expiring in 2007 through 2020 of approximately $210.0 million and $4.0 million, respectively, to offset future federal taxable income, if any. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in the financial statements as of June 30, 2002. We would allocate any subsequently recognized tax benefits to operations and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We expect that our cash requirements for these uses will be substantial and will increase as we expand our operations. Historically, we have funded our operations with revenues from collaborative and license agreements, interest income and manufacturing of synthetic DNA and reagent products by HSP, prior to its sale in September 2000, as well as from a variety of debt and equity financings, lease financings, the sale of our shareholdings in MethylGene, and the sale of HSP. Based on an agreement reached with Isis on August 14, 2002, neither party will be required to pay any additional tranche payments under the collaboration and license agreement, including the final $4.5 million payment due to us from Isis Pharmaceuticals, Inc. Under our agreement in May 2002, we paid Isis $0.7 million in cash and issued to Isis shares of our common stock having a fair market value of $1.2 million.

     As of June 30, 2002, we had approximately $26.7 million in cash, cash equivalents and investments. We used $5.2 million for operating activities during the six months ended June 30, 2002. The $5.2 million consisted of a net loss of $2.4 million combined with non-cash operating adjustments which include stock-based compensation and deferred revenue related to the collaboration and license agreement with Isis and EpiGenesis, an increase in prepaid expenses, and the cash portion of the May 2002 payment to Isis.

     We purchased approximately $7.2 million in short-term investments, net of sales and maturities, during the six months ended June 30, 2002.

     During the first half of 2002, financing activities included proceeds from the exercise of stock options, which were offset by payments by the Company under an equipment lease.

     As of June 30, 2002, our outstanding indebtedness consisted of $0.3 million in principal amount of 8% notes maturing in November 2002 and $1.3 million in principal amount of 9% notes maturing in April 2004. These notes are unsecured.

     Based on our current operating plan, we believe that our existing cash and investments will be sufficient to fund our cash requirements at least through the end of 2003. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those set forth below under the caption “Risk Factors”. These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report. If one or more of these factors materialized, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements represent our estimates only as of the date this quarterly report was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

RISK FACTORS

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

     We have incurred losses in every year since our inception. As of June 30, 2002, we had incurred operating losses of approximately $278.3 million. We expect to continue to incur substantial operating losses in future periods. We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements, interest income and manufacturing of synthetic DNA and reagent products by HSP prior to our selling HSP in September 2000.

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

     Reliance on collaborative relationships poses a number of risks, including the following:

•	we cannot effectively control whether our collaborators will devote sufficient resources to our programs or products;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;

•	disagreements with collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	contracts with our collaborators may fail to provide sufficient protection;

•	we may have difficulty enforcing the contracts if one of these collaborators fails to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	collaborators have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors and

•	collaborators with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products that they develop.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of June 30, 2002, we have no assets and liabilities related to nondollar denominated currencies.

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

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 24, 2002, we issued 1,005,499 shares of our Common Stock to Isis Pharmaceuticals, Inc. pursuant to the terms of our Master Agreement, dated May 24, 2001, with Isis and in consideration for certain licenses and sublicenses of intellectual property of Isis to Hybridon pursuant to the terms of our Collaboration and License Agreement with Isis, dated May 24, 2001. These shares were issued to an “accredited investor” without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 19, 2002, the following proposals were voted on at the Annual Meeting of Stockholders:

				Broker
Proposal	For	Against/Withheld	Abstain	Non-Votes

To elect Arthur W. Berry to serve as a Class I Director until the 2005 annual meeting of stockholders	37,602,012	749,299	0	0

To elect C. Keith Hartley to serve as a Class I Director until the 2005 annual meeting of stockholders	35,933,724	2,417,587	0	0

To elect Nasser Menhall to serve as a Class I Director until the 2005 annual meeting of stockholders	37,600,012	751,299	0	0

To approve an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 100,000,000 shares to 150,000,000 shares	37,391,519	835,781	124,011	0

     In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Dr. Sudhir Agrawal, Camille A. Chebeir, Youssef El-Zein, Stephen R. Seiler, Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant, as amended.
10.1	Executive Stock Option Agreement for 3,150,000 Shares of Common Stock effective July 25, 2001 between the Registrant and Stephen R. Seiler.
10.2	Executive Stock Option Agreement for 490,000 Shares of Common Stock effective July 25, 2001 between the Registrant and Stephen R. Seiler.

Exhibit No.

99.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Current Report of Form 8-K was filed with the Securities and Exchange Commission on May 1, 2002 reporting in Item 4 that on April 25, 2002, the Company’s Board of Directors, upon recommendation of the Audit Committee, selected Ernst & Young LLP to serve as the Company’s independent auditors for the year ending December 31, 2002 and dismissed Arthur Andersen LLP. A letter from the Arthur Andersen LLP was included as an exhibit in Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

Date: August 14, 2002	/s/ Stephen R. Seiler Stephen R. Seiler Chief Executive Officer

Date: August 14, 2002	/s/ Robert G. Andersen Robert G. Andersen Chief Financial Officer and Vice President of Operations (Principal Financial Officer)