Form 10-Q/A
period 2001-09-30
HYBRIDON INC
filed 2002-09-23
CIK 861838

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☑ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Yes ☑      No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	44,882,418

Class	Outstanding as of November 7, 2001

ITEM 1 — FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIGNATURE
CERTIFICATIONS

     This Amendment No. 1 on Form 10-Q/A amends and restates Part 1, Item 1 — Financial Statements of the Quarterly Report on Form 10-Q filed by Hybridon, Inc. on November 14, 2001 for the quarter ended September 30, 2001. This Amendment No. 1 is being filed to correct an arithmetic error in the calculation of shares used in computing loss per common share for the three and nine months ended September 30, 2001 and to correct net loss per share applicable to common stockholders for the three and nine months ended September 30, 2001 to reflect the correct number of shares used in computing loss per common share. These changes are shown in the accompanying Consolidated Condensed Statements of Operations and Note 12 to the Financial Statements.

ITEM 1 — FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,442,284	$1,532,155
Restricted cash	1,000,000	—
Marketable securities	15,038,277	2,000,000
Receivables	194,416	337,403
Prepaid expenses and other current assets	—	71,616

Total current assets	24,674,977	3,941,174

PROPERTY AND EQUIPMENT, AT COST:
Leasehold improvements	170,287	150,342
Laboratory equipment and other	2,762,343	5,236,299

	2,932,630	5,386,641
Less— Accumulated depreciation and amortization	2,793,780	5,295,963

	138,850	90,678

OTHER ASSETS:
Marketable Securities	1,045,060	—
Deferred financing costs and other assets	18,274	969,631
Restricted cash	—	5,000,000

	1,063,334	5,969,631

	$25,877,161	$10,001,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$6,000,000
Accounts payable	623,367	1,084,330
Accrued expenses	1,211,601	1,094,735
Forward contracts	971,482	—
Deferred revenue	1,861,362	—

Total current liabilities	4,667,812	8,179,065

9% CONVERTIBLE SUBORDINATED NOTES PAYABLE	1,306,000	1,306,000

8% CONVERTIBLE NOTES PAYABLE	387,730	8,046,420

DEFERRED REVENUE	18,525,619	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value— Authorized—5,000,000 shares
Series A convertible preferred stock — Designated — 1,500,000 shares Issued and outstanding — 620,013 and 626,170 shares at September 30, 2001 and December 31, 2000, respectively (liquidation preference of $64,016,660 at September 30, 2001)	6,200	6,262
Common stock, $0.001 par value— Authorized— 100,000,000 shares Issued and outstanding— 44,875,294 and 18,382,237 shares at September 30, 2001 and December 31, 2000, respectively	44,875	18,382
Additional paid-in capital	270,773,010	252,645,636
Accumulated deficit	(269,736,128)	(260,193,046)
Deferred compensation	(97,957)	(7,236)

Total stockholders’ equity (deficit)	990,000	(7,530,002)

	$25,877,161	$10,001,483

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:
License revenue	$146,888	$—	$401,750	$—
Royalty and other income	7,198	43,892	64,726	146,529
Interest income	189,549	15,637	429,392	66,012

Total revenues	343,635	59,529	895,868	212,541

OPERATING EXPENSES:
Research and development	1,080,186	761,227	3,440,251	2,793,949
General and administrative	1,522,973	562,013	4,522,947	2,339,897
Stock based compensation(1)	(576,583)	—	347,197	—
Interest	514,451	951,673	1,101,603	1,856,677

Total operating expenses	2,541,027	2,274,913	9,411,998	6,990,523

Unrealized loss on trading securities (Note 9 and Note 4)	(1,171,482)	—	(1,171,482)	—
Other income (Note 8)	—	—	6,890,261	—

Loss from continuing operations	(3,368,874)	(2,215,384)	(2,797,351)	(6,777,982)
Income from discontinued operations (Note 7)	1,967,830	5,868,100	1,967,830	5,292,154

(Loss) Income Before Extraordinary Item	(1,401,044)	3,652,716	(829,521)	(1,485,828)
EXTRAORDINARY ITEM:
Loss on early retirement of 8% convertible notes payable	—	—	(1,411,876)	—

Net (Loss) Income	(1,401,044)	3,652,716	(2,241,397)	(1,485,828)
Accretion of Preferred Stock Dividends	(5,112,651)	(1,020,687)	(7,301,684)	(3,112,174)

Net (Loss) Income Applicable to Common Stockholders (Note 12)	$(6,513,695)	$2,632,029	$(9,543,081)	$(4,598,002)

Net Income (Loss) Per Share Applicable To Common Stockholders — restated:
Basic	$(0.16)	$0.15	$(0.37)	$(0.27)

Diluted	$(0.16)	$0.15	$(0.37)	$(0.27)

Shares Used In Computing Income (Loss) Per Common Share — restated:
Basic	40,210,595	17,922,949	25,853,087	17,130,454

Diluted	40,210,595	17,922,949	25,853,087	17,130,454

(1) The following summarizes the allocation of stock based compensation:
Research and development	$(318,643)	$—	$290,534	$—
General and administrative	(257,940)	—	56,663	—

Total stock-based compensation	$(576,583)	$—	$347,197	$—

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,241,397)	$(1,485,828)
Income from discontinued operations	1,967,830	5,292,154

Loss from continuing operations, including extraordinary item	(4,209,227)	(6,777,982)
Adjustments to reconcile net loss to net cash used in operating activities—
Extraordinary loss on exchange of 8% convertible subordinated notes payable	1,411,876	—
Issuance of common stock for services rendered	26,000	—
Depreciation and amortization	31,212	104,576
Gain on sale of property and equipment	(45,650)	—
Stock based compensation	347,197	—
Amortization of deferred compensation	10,647	334,493
Amortization of deferred financing costs	429,402	343,441
Interest expenses related to the issuance of common stock warrants	—	731,196
Non-cash interest expense	497,228	151,077
Changes in operating assets and liabilities -
Accounts receivable	(889,183)	—
Prepaid expenses and other current assets	71,616	56,923
Accounts payable and accrued expenses	(227,825)	(694,049)
Forward contracts	971,482	—
Deferred revenue	14,667,360	—

Net cash provided by (used) in continuing operating activities	13,092,135	(5,750,325)

Net cash provided by discontinued operations	3,000,000	154,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,794,049)	—
Increase in other assets	—	(101,401)
Proceeds from sale of discontinued operations	—	11,550,000
Increase in restricted cash	—	(5,000,000)
Purchases of property and equipment	(71,525)	—
Proceeds from sale of property and equipment	45,650	—

Net cash used in investing activities	(7,819,924)	6,448,599

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	114,705
Net proceeds from exercise of common stock options and warrants	209,518	—
Sale of common stock	428,400	—
Proceeds from issuance of convertible promissory notes payable	—	1,486,090
Net borrowings under line of credit	—	231,167
Payments on long-term debt	(6,000,000)	—
Decrease in restricted cash	4,000,000	—

Net cash provided by financing activities	(1,362,082)	1,831,962

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,910,129	2,684,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,532,155	2,551,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,442,284	$5,236,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$360,525	$592,898

Supplemental disclosure of non cash financing and investing activities:
Exchange of 8% Convertible Notes Payable for Series B preferred stock and common stock (Note 6)	$7,944,801	$—

Accretion of Series A and Series B preferred stock dividends	$3,201,684	$3,112,174

Dividend from induced conversion of Series B preferred stock (Note 10)	$4,100,000	$—

Issuance of common stock in lieu of bonus	$88,577	$—

Conversion of Series A preferred stock into common stock	$613	$1,675

Conversion of Series B preferred stock into common stock	$19,565	$—

Issuance of stock options to non-employees	$20,148	$—

Issuance of warrants in connection with consulting services (Note 10(b))	$569,667	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	ORGANIZATION

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is involved in the discovery and development of novel therapeutics using synthetic DNA. The Company has established four technology platforms: immunomodulatory oligonucleotides (IMOs™), potentiation of cancer therapies, antisense, and proprietary tools for functional genomics and diagnostics called Cyclicons™.

Since inception, the Company has been primarily engaged in research and development efforts, development of its manufacturing capabilities and organizational efforts, including recruiting of scientific and management personnel and raising capital. To date, the Company has not received revenue from the sale of biopharmaceutical products developed by it based on the antisense and immune stimulation technology. In order to commercialize its own products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. All revenues received by the Company to date have been derived from collaboration and licensing agreements, interest on investment funds and revenues from the custom contract manufacturing of synthetic DNA and reagent products by the Company’s Hybridon Specialty Products business prior to the disposal thereof (see Note 7).

The accompanying Statement of Operations and Note 12 have been amended and restated to correct an arithmetic error in the calculation of shares used in computing loss per common share for the three and nine months ended September 30, 2001 and to correct net loss per share for the three and nine months ended September 30, 2001 to reflect the correct number of shares used in computing loss per common share.

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

It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

Segment Reporting

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

Reclassifications

Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period’s presentation.

(4)	CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2001 and December 31, 2000 consist of the following (at amortized cost, which approximates fair market value):

	September 30	December 31
	2001*	2000**

Cash and cash equivalents —
Cash and money market funds	$2,936,365	$238,327
Securities	5,505,919	1,293,828

Total cash and cash equivalents	$8,442,284	$1,532,155

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

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost, which approximates fair market value. All of the Company’s investments as of December 31, 2000 are classified as held-to-maturity. As of September 30, 2001, all of the Company’s investments are classified as held-to-maturity except for the shares discussed above received in connection with the license agreement discussed in Note 9. In accordance with SFAS No. 115 the Company has classified these shares as trading securities as the Company’s intent is to sell the securities in the short-term. Trading securities are reported at fair value with changes to the fair value being reported in earnings. Upon execution of the forward contracts discussed in Note 9, the gains or losses on the trading securities are offset completely by the gains or losses on the forward contracts. Prior to the execution of the forward contracts the Company recorded approximately $902,000 of unrealized loss related to these trading securities. As of September 30, 2001, the fair value of these trading securities is approximately $6,089,000.

*	Does not include restricted cash of $1,000,000 at September 30, 2001 (see Note 9).

**	Does not include restricted cash of $5,000,000 at December 31, 2000 (see Note 6).

(5)	$3.0 MILLION NOTE

During November 1998, the Company entered into a $6.0 million note payable with Forum Capital Markets, LLC, which is now Founders Financial Group, L.P. (Founders), and certain investors associated with Pecks Management Partners Ltd. (Pecks). The terms of the note payable were as follows: (i) the maturity was November 30, 2003; (ii) the interest rate is 8%; (iii) interest was payable monthly in arrears, with the principal due in full at maturity of the note; (iv) the note payable was convertible, at Pecks’ and Founders’ option, in whole or in part, into shares of common stock at a conversion price equal to $2.40 per share, a premium to fair value at date of issuance, and (v) the note required minimum liquidity, as defined, of $2.0 million. The Company has classified the outstanding balance of $6.0 million at December 31, 2000 as a current liability in the accompanying consolidated balance sheets as it did not have the financing to remain in compliance with the financial covenants at that time.

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

In connection with the 8% Notes, the Company must comply with certain covenants, including making all payments of interest when due and maintaining consolidated cash balances of at least $1.5 million as of the last day of any calendar month. At September 30, 2001 the Company is in compliance with the covenant regarding consolidated cash balances. If an event of default occurs, as defined, the noteholders may declare the unpaid principal and interest due and payable immediately. If the Company defaults with respect to payment of interest, the Company will be required to pay interest at a default rate equal to 12%. On July 10, 2000, the holders of the 8% Notes entered into an amendment to the Subordination and Intercreditor Agreement. In the Subordination and Intercreditor Agreement, as amended, all parties agreed to release their lien on the portion of the collateral that includes assets that were conveyed in the HSP sale (see Note 7). In return for this partial release, the Company undertook in the Subordination and Intercreditor Agreement, as amended, that upon consummation of the HSP sale it would set aside from the proceeds thereof the sum of $5.0 million with which it will purchase a money market instrument and pledge the same as collateral to secure its obligation to the holders of the 8% Notes. The amount of the pledge will be reduced as the Company’s obligations are converted to equity or repaid. The lenders that are party to the Subordination and Intercreditor Agreement, as amended, will continue to have a lien on substantially all of the Company’s assets remaining after the HSP sale.

On March 5, 2001, the Company made an offer to the holders of its 8% Notes to exchange their notes for one share of a newly-designated class of Series B Convertible Preferred Stock (par value $.01 per share) (Series B Preferred Stock) for each $100 in principal amount of notes tendered. On March 30, 2001, holders of $7.6 million of the Company’s 8% Notes exchanged their notes for one share of Series B Preferred Stock for each $100 in principal amount of notes tendered (76,046 shares in aggregate). Shares of the Series B Preferred Stock have a face value of $100 per share and are senior in right of payment with respect to liquidation, distributions and dividends to the Company’s Series A Convertible Preferred Stock and common stock. Such shares will accrue dividends at the rate of 8% per annum which are payable in kind or in cash at the Company’s option. Shares of Series B Preferred Stock are convertible into shares of common stock at an initial rate of one share of Series B Preferred Stock for 200 shares of common stock.

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

During July 2001, $340,242 of the 8% Notes plus accrued interest were converted into 850,500 shares of common stock and all of the 78,259 Series B Preferred shares then outstanding were converted into approximately 19,564,500 shares of common stock. These conversions were based on a reduced conversion price of $0.40 per share which was offered to the holders of the Series B Preferred Stock and 8% Notes as part of the Company’s early exercise program discussed in Note 10. In accordance with SFAS No. 84, Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26), the Company recorded a charge to interest expense of approximately $267,000. The charge was equal to the fair value of the common stock received less the fair value of common stock that would have been received pursuant to the original conversion terms.

As of September 30, 2001, $387,730 of 8% Notes remained outstanding representing those noteholders who did not participate in the exchange offer described above.

(7)	SALE OF HYBRIDON SPECIALTY PRODUCTS

On September 21, 2000, the Company completed the sale of its Hybridon Specialty Products business, which manufactures, markets and sells oligonucleotides, to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia. The remaining $3.0 million was payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology’s third-party sales of HSP product exceeded certain goals, the Company did not have any such purchase commitment. If Avecia Biotechnology’s third party sales did not meet such goals, the Company was required to make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company’s commitment is on a “take-or-pay” basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix Technologies, Inc. and MethylGene are applied against the Company’s commitment. Any unpaid amounts under this agreement would reduce the $3.0 million contingent payment to be received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

On September 20, 2001, the Company received the $3.0 million contingent payment in full from Avecia Biotechnology.

To the extent that the Company made payments for a purchasing shortfall where it had no use for the related products, the Company recorded such amount as an offset against the gain in September 2001 upon receipt of the additional $3.0 million payment. On June 30, 2001 and December 31, 2000, the Company had accrued approximately $1,032,000 and $337,000, respectively, for its purchasing shortfall. These amounts have been paid in full to Avecia and were included in the Company’s receivables. Upon receipt of the $3.0 million payment, the Company applied approximately $1,032,000 toward the satisfaction of this receivable in full and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations.

(8)	SALE OF METHYLGENE, INC. SHARES

On April 27, 2001, the Company closed the sale of 60% of its holdings of shares of Class A and Class B stock of MethylGene, Inc., to a group of private United States institutional investors. MethylGene is a Canadian pharmaceutical research company in which the Company had a 22% ownership interest. On May 14, 2001, the Company closed the sale of the remaining 40% of its holdings with three of MethylGene’s other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). The Company received total proceeds of approximately $7.2 million (US). During the second quarter of 2001, the Company recorded a gain for this transaction of approximately $6.9 million, which includes approximately $300,000 in expenses primarily related to professional fees. This gain is included in other income on the accompanying consolidated statement of operations.

(9)	COLLABORATION AND LICENSE AGREEMENT WITH ISIS PHARMACEUTICALS, INC.

On May 24, 2001, the Company and Isis Pharmaceuticals entered into a Collaboration and License Agreement (the “Agreement”) and related documents. Under the Agreement, the Company granted Isis an exclusive license to use and sublicense all of the Company’s antisense chemistry and delivery patents and technology. The Company has retained the right to practice its licensed antisense patent technologies and, subject to certain constraints, to sublicense these technologies to its collaborators. In exchange for the license granted by the Company, Isis has paid the Company $15.0 million in cash and will issue to the Company shares of Isis common stock in four installments over the next two years.

Isis has granted the Company a non-exclusive license to use Isis’ suite of Rnase H patents that cover the mechanism of action of many antisense drugs. In return for the non-exclusive license from Isis, the Company will issue to Isis, shares of the Company’s stock over three years.

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

The Company will recognize revenue related to the Isis transaction ratably over the life of the license agreement, which is approximately 11 years. “Deferred revenue — license agreements” relates to the unrecognized portion of the $15.0 million payment received in May 2001 and the fair value of the Isis stock received in September 2001 discussed below. Expenses related to the Agreement of approximately $1.0 million consist of professional fees and the fair value of warrants issued to a consultant (see Note 10(b)). These expenses were net against the proceeds received and will be recognized over the life of the license agreement. In addition, the Company will amortize as a reduction to revenue, over the life of the Agreement, the estimated fair value of the Company’s stock that will be paid to Isis as discussed above.

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

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25. FIN 44 became effective on July 1, 2000. The Company is following the provisions of FIN 44 and will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and nine months ended September 30, 2001, the Company has recognized approximately ($589,816) and $333,964 respectively in compensation (gain)/expense related to the repriced options. This amount is included in stock based compensation on the accompanying consolidated statement of operations.

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

(d)	Conversion of Warrants and Preferred Stock into Common Stock

On July 5, 2001, the Company began an “early exercise” program to exchange its Series B Convertible Preferred Stock and several classes of its warrants for shares of the Company’s common stock, in order to simplify the Company’s capital structure and to reduce the number of outstanding securities which are exercisable for or convertible into shares of its common stock. The Company offered the holders of its Series B Shares the right to convert such shares into common stock at a lower conversion price than that set forth in the Certificate of Designation governing the terms of their Series B Shares. The Company offered the holders of various warrants the opportunity to immediately exercise their warrants for the purchase of shares covered by such warrants at a reduced exercise price, either by paying the lower exercise price for such shares in cash or by engaging in a “cashless” transaction, whereby they could convert their warrants into a specified number of shares of common stock, which would reflect a reduced exercise price and effect payment of the exercise price of the warrants through the acceptance of a reduced number of shares of common stock. As of October 31, 2001, the results of the program were as follows:

•	All holders of the Company’s Series B Preferred Stock have exchanged their securities for 19,564,500 shares of the Company’s common stock;

•	Holders of warrants priced between $0.60 and $2.40 have exchanged their warrants for approximately 4,669,808 shares of the Company’s common stock; and

•	$340,242 in 8% notes were exchanged for 850,500 shares of common stock.

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

On September 1, 2001, the Company appointed Stephen R Seiler as its Chief Executive Officer. Mr. Seiler’s employment agreement provides for the purchase of 510,000 shares of the Company’s stock at a fair market value of $428,400. The agreement also provided for the grant of (1) 3,150,000 stock options that are exercisable at a fair market value of $0.84 per share, and vest over a five year period, and (2) 490,000 stock options that are exercisable at $0.71 per share, and vest over a one year period. The Company recorded deferred compensation of approximately $60,000 related to a stock option grant to Mr. Seiler made at below fair market value. The Company will amortize this amount as compensation expense over the vesting period of the grant.

(11)	NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

(12)	INCOME (LOSS) PER SHARE -RESTATED

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Numerator:
Loss from continuing operations before extraordinary item	$(3,368,874)	$(2,215,384)	$(2,797,351)	$(6,777,982)
Accretion on Series A and B Preferred Stock	(5,112,651)	(1,020,687)	(7,301,684)	(3,112,174)

Numerator for basic loss from continuing operations per share — before extraordinary item applicable to common shareholders	(8,481,525)	(3,236,071)	(10,099,035)	(9,890,156)
Income from discontinued operation	1,967,830	5,868,100	1,967,830	5,292,154
Extraordinary loss	—	—	(1,411,876)	—

Numerator for basic and diluted (loss) income applicable to common shareholders	$(6,513,695)	$2,632,029	$(9,543,081)	$(4,598,002)

Denominator for basic and diluted (loss) income per share	40,210,595	17,922,949	25,853,087	17,130,454

(Loss) Income per share— basic and diluted
Continuing operations	$(0.21)	$(0.18)	$(0.39)	$(0.58)
Discontinued operations	0.05	0.33	0.08	0.31

(Loss) Income before extraordinary item	(0.16)	0.15	(0.31)	(0.27)
Extraordinary loss	—	—	(0.06)	—

Net income (loss) per share	$(0.16)	$0.15	$(0.37)	$(0.27)

     For the three and nine month periods ended September 30, 2000 and 2001, diluted net loss per share from continuing operations is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Antidilutive securities totaling 36,111,489 for the three and nine month periods ended September 30, 2001 and 49,787,247 for the three and nine month periods ended September 30, 2000 which consist of stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) are not included in the Company’s calculation of diluted net loss per common share.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC.

Date: September 23, 2002	/s/ Robert G. Andersen Robert G. Andersen Chief Financial Officer and Vice President of Operations and Planning

CERTIFICATIONS

     I, Stephen R. Seiler, certify that:

1.	I have reviewed this quarterly report of Hybridon, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002	/s/ Stephen R. Seiler Stephen R. Seiler Chief Executive Officer (principal executive officer)

     I, Robert G. Andersen, certify that:

1.	I have reviewed this quarterly report of Hybridon, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 23, 2002	/s/ Robert G. Andersen Robert G. Andersen Chief Financial Officer and Vice President of Operations and Planning (principal financial officer)