Form 10-Q
period 2002-09-30
HYBRIDON INC
filed 2002-10-24
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002, or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______________________.

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

Yes ☑    No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	47,532,283

Class	Outstanding as of October 15, 2002

PART I — FINANCIAL STATEMENTS
ITEM 1 — FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
Noted to Consolidated Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification
EX-10.1 Executive Stock Option Agmnt - 1,260,000
EX-10.2 Executive Stock Option Agmnt - 550,000
EX-10.3 Executive Stock Option Agmnt - 500,000
EX-10.4 Consulting Agreement dated October 1, 2002
EX-99.1 Certifications Pursuant to Section 906

HYBRIDON, INC.

FORM 10-Q
INDEX

Page

PART I — FINANCIAL STATEMENTS (Unaudited)

Item 1 — Financial Statements
Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3
Consolidated Condensed Statements of Operations for the Three Months and Nine Months
Ended September 30, 2002 and 2001	4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
Notes to Consolidated Condensed Financial Statements	6
Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3— Quantitative and Qualitative Disclosures About Market Risk	21
Item 4— Controls and Procedures	21

PART II — OTHER INFORMATION

Item 6— Exhibits and Reports on Form 8-K	22
Signatures
Certifications

     This quarterly report on Form 10-Q references the following U.S. trademarks owned by us: Hybridon®, GEM®, Cyclicon™, and IMO™. This quarterly report on Form 10-Q also contains trademarks of other companies.

PART I — FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,339,376	$20,923,295
Short-term investments	17,786,454	10,910,987
Receivables	551,258	274,863
Prepaid expenses and other current assets	194,504	56,992

Total current assets	24,871,592	32,166,137
Property and equipment, net	508,983	143,298
Deposits	15,199	—

	$25,395,774	$32,309,435

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,108,145	$498,642
Accrued expenses	1,046,361	1,021,660
Current portion of long-term debt	299,549	288,028
Current portion of capital lease	66,049	—
Current portion of deferred revenue	463,762	3,098,654

Total current liabilities	2,983,866	4,906,984
9% convertible subordinated notes payable	1,306,000	1,306,000
Deferred revenue, net of current portion	373,944	26,129,725
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding— 660,385 and 640,166 shares at September 30, 2002 and December 31, 2001, respectively	6,603	6,402
Common stock, $0.001 par value
Authorized—150,000,000 shares
Issued and outstanding—47,531,083 and 45,632,525 shares at September 30, 2002 and December 31, 2001, respectively	47,531	45,632
Additional paid-in capital	277,547,265	273,870,458
Accumulated other comprehensive loss	(3,270)	—
Accumulated deficit	(256,819,547)	(273,868,184)
Deferred compensation	(46,618)	(87,582)

Total stockholders’ equity (deficit)	20,731,964	(33,274)

	$25,395,774	$32,309,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License fees	$26,054,418	$146,888	$27,295,124	$401,750
Collaborative research	10,375	—	10,375	—
Royalty and other income	6,719	7,198	38,012	64,726
Interest income	156,184	189,549	530,163	429,392

Total revenues	26,227,696	343,635	27,873,674	895,868
Operating expenses:
Research and development	2,793,915	1,080,186	5,607,649	3,440,251
General and administrative	1,246,230	1,522,973	3,612,213	4,122,947
Stock-based compensation from repriced options (1)	(438,055)	(576,583)	(1,182,122)	347,197
Interest	38,263	514,451	114,559	1,101,603

Total operating expenses	3,640,353	2,541,027	8,152,299	9,011,998
Gain (loss) on sale of securities, net	—	(1,171,482)	—	5,718,779

Income (loss) from continuing operations	22,587,343	(3,368,874)	19,721,375	(2,397,351)
Gain from sale of discontinued operations	—	1,967,830	—	1,967,830

Income (loss) before provision for income taxes and extraordinary item	22,587,343	(1,401,044)	19,721,375	(429,521)
Income tax credit (provision)	—	—	500,000	(400,000)

Income (loss) before extraordinary item	22,587,343	(1,401,044)	20,221,375	(829,521)
Extraordinary item:
Loss on early retirement of 8% convertible notes payable	—	—	—	(1,411,876)

Net income (loss)	22,587,343	(1,401,044)	20,221,375	(2,241,397)
Accretion of preferred stock dividends	(1,073,544)	(5,112,651)	(3,172,738)	(7,301,684)

Net income (loss) applicable to common stockholders	$21,513,799	$(6,513,695)	$17,048,637	$(9,543,081)

Net income (loss) per share applicable to common stockholders (Note 4):
Basic	$0.45	$(0.16)	$0.37	$(0.37)

Diluted	$0.34	$(0.16)	$0.29	$(0.37)

Shares used in computing net income (loss) per common share:
Basic	47,526,698	40,210,595	46,634,914	25,853,087

Diluted	66,950,448	40,210,595	69,015,210	25,853,087

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(324,478)	$(318,643)	$(837,334)	$290,534
General and administrative	(113,577)	(257,940)	(344,788)	56,663

Total	$(438,055)	$(576,583)	$(1,182,122)	$347,197

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$20,221,375	$(2,241,397)
Gain from sale of discontinued operations	—	1,967,830

Income (loss) from continuing operations, including extraordinary item	20,221,375	(4,209,227)
Adjustments to reconcile net loss to net cash used in operating activities—
Extraordinary loss on exchange of 8% convertible notes payable	—	1,411,876
Issuance of warrants for services rendered	74,000	—
Issuance of common stock for services rendered	—	26,000
Gain on sale of property and equipment	—	(45,650)
Stock-based compensation	(1,182,122)	347,197
Depreciation and amortization	437,323	471,261
Non-cash interest expense	11,737	497,228
Changes in operating assets and liabilities—
Accounts receivable	(276,395)	(889,183)
Prepaid expenses and other assets	(152,711)	71,616
Accounts payable and accrued expenses	996,549	(227,825)
Forward contracts	—	971,482
Deferred revenue	(27,586,855)	14,667,360

Net cash (used in) provided by operating activities	(7,457,099)	13,092,135

Net cash provided by discontinued operations	—	3,000,000

Cash Flows From Investing Activities:
Maturities of short-term investments	4,795,000	—
Purchase of available-for-sale securities	(470,889)	—
Purchase of marketable securities	(14,582,249)	(7,794,049)
Sale of marketable securities	3,047,724	—
Purchase of property and equipment	(310,917)	(71,525)
Proceeds from sale of property and equipment	—	45,650

Net cash used in investing activities	(7,521,331)	(7,819,924)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and sale of common stock	441,765	637,918
Principal payments on capital leases	(47,254)	—
Payments on long-term debt	—	(6,000,000)
Decrease in restricted cash	—	4,000,000

Net cash provided by (used in) financing activities	394,511	(1,362,082

Net (decrease) increase in cash and cash equivalents	(14,583,919)	6,910,129
Cash and cash equivalents, beginning of period	20,923,295	1,532,155

Cash and cash equivalents, end of period	$6,339,376	$8,442,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,770	$360,525

Supplemental disclosure of non cash financing and investing activities:
Exchange of 8% convertible notes payable for Series B convertible preferred stock and common stock	$—	$7,944,801

Dividend from induced conversion of Series B convertible preferred stock	$—	$4,100,000

Accretion of Series A and B convertible preferred stock dividends	$3,172,738	$3,201,684

Issuance of common stock in lieu of cash bonus	$—	$88,577

Conversion of Series A preferred stock into common stock	$258	$613

Conversion of Series B preferred stock into common stock	$—	$19,565

Issuance of stock options to non-employees	$—	$20,148

Issuance of warrants in connection with consulting services	$—	$569,667

Issuance of common stock as part of license agreement	$1,166,379	$—

Equipment acquired under capital lease	$113,303	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s activities are based on four technologies: immunomodulatory oligonucleotide (IMO™) technology, which uses synthetic DNA to modulate responses of the immune system; antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level; cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and Cyclicon ™ technology, which uses novel synthetic DNA structures in drug target validation and drug discovery.

(2)	Unaudited Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 1, 2002.

(3)	Collaboration and License Agreement with Isis Pharmaceuticals, Inc.

On August 14, 2002, the Company and Isis Pharmaceuticals, Inc. entered into an amendment to the Collaboration and License Agreement (the Agreement) between them dated May 24, 2001. As part of the amendment, each party agreed to cancel the remaining tranche payments due to each other under the Agreement. In addition, as part of the amendment, the Company and Isis agreed to more specifically define and limit each party’s future collaborative obligations under the Agreement.

As a result of this amendment, the Company has been able to better estimate the nature of its obligation and related cost of compliance under the Agreement and has determined that such amended obligation and cost will be inconsequential. In accordance with SAB101, the Company has recognized amounts previously deferred as revenue under the original Agreement which obligated the Company to potentially engage in future activities which could have a material related cost. Revenue for the three and nine months ended September 30, 2002 includes the net of the previously unrecognized portion of the $32.3 million of cash and Isis stock received by the Company in 2001, the previously unrecognized portion of the $2.4 million in direct expenses related to the Agreement, and the previously unrecognized portion of the $1.9 million in cash and Company stock paid to Isis by the Company in May 2002. Prior to the amendment, the Company interpreted its obligations under the Agreement not to be “inconsequential and perfunctory”. As a result, for the three and nine months ended September 30, 2001, the Company recognized revenue over the 10-year term of the Agreement expiring in 2011. The Company recognized net revenues under the Agreement of approximately $26,040,000 and $136,000 for the three months ended September 30, 2002 and 2001, respectively, and $27,260,000 and $343,000 for the nine months ended September 30, 2002 and 2001, respectively.

Under the terms of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and EITF 00-8 Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services, the shares of common stock received from Isis under the Agreement were measured at the time of receipt. As of September 30, 2001, 357,143 shares of common stock had been issued by Isis. The Company recorded the fair value of the common stock of approximately $6,289,000 on the date the shares became receivable to the Company.

Following the receipt of these shares, on September 10, 2001 the Company entered into a number of hedging contracts to protect against certain market risks which could reduce the value of the Isis shares while the Company was awaiting registration of the shares. In accordance with SFAS No. 133, Accounting for Hedging Instruments and Hedging Activities, these hedging contracts are derivative instruments and must be marked to fair market value with the corresponding charges recognized in earnings. The Company accrued an unrealized loss of approximately $971,000 related to this agreement. Approximately $702,000 of this unrealized loss is offset by a corresponding $702,000 gain which arose from marking the stock to market. The remaining $269,000 loss is due to the fee incurred upon execution of the forward contracts which is included in the consolidated statement of operations with an additional loss on the investment of approximately $902,000 that was recorded prior to entering the hedging contracts.

Additional information on the Agreement is included in Note (5) to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Income (loss) from continuing operations	$22,587,343	$(3,368,874)	$20,221,375	$(2,797,351)
Gain on sale of discontinued operations	—	1,967,830	—	1,967,830
Extraordinary loss on exchange of 8% convertible note payable	—	—	—	(1,411,876)

Net income (loss)	22,587,343	(1,401,044)	20,221,375	(2,241,397)
Accretion of preferred stock dividends	(1,073,544)	(5,112,651)	(3,172,738)	(7,301,684)

Numerator for basic income (loss) applicable to common shareholders	21,513,799	(6,513,695)	17,048,637	(9,543,081)
Effect of dilutive securities:
Dividends on Series A convertible preferred stock	1,073,544	—	3,172,738	—
Interest expense related to convertible debt	5,991	—	17,742	—

Numerator for diluted income (loss) applicable to common shareholders	$22,593,334	$(6,513,695)	$20,239,117	$(9,543,081)

Denominator for basic income (loss) per share:
Weighted average common stock outstanding	47,526,698	40,210,595	46,634,914	25,853,087
Effect of dilutive securities:
Common stock options and warrants	3,386,030	—	6,506,952	—
Convertible debt	499,249	—	492,848	—
Series A convertible preferred stock	15,538,471	—	15,380,496	—

Denominator for diluted income (loss) per share	66,950,448	40,210,595	69,015,210	25,853,087

Income (loss) per share— basic
Income (loss) from continuing operations	$0.47	$(0.08)	$0.44	$(0.11)
Income from discontinued operations	—	0.05	—	0.08
Extraordinary loss	—	—	—	(0.06)

Net income (loss) per share	0.47	(0.03)	0.44	(0.09)
Accretion of preferred stock dividends	(0.02)	(0.13)	(0.07)	(0.28)

Net income (loss) per share applicable to common stockholders	$0.45	$(0.16)	$0.37	$(0.37)

Income (loss) per share— diluted
Income (loss) from continuing operations	$0.34	$(0.08)	$0.29	$(0.11)
Income from discontinued operations	—	0.05	—	0.08
Extraordinary loss	—	—	—	(0.06)

Net income (loss) per share	0.34	(0.03)	0.29	(0.09)
Accretion of preferred stock dividends	—	(0.13)	—	(0.28)

Net income (loss) per share applicable to common stockholders	$0.34	$(0.16)	$0.29	$(0.37)

Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2001, diluted net loss per share from continuing operations is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 36,111,489 for the three and nine months ended September 30, 2001. Antidilutive securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis).

(5)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2002 and December 31, 2001 consist of the following:

	September 30	December 31
	2002	2001

Cash and cash equivalents
Cash and money market funds	$3,839,376	$20,923,295
Corporate bonds	2,500,000	—

Total	$6,339,376	$20,923,295

The Company accounts for investments in accordance with Statement of Financial Accounting standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, which approximates fair market value and investments that the Company does not have the positive intent to hold to maturity or trade in the near future are classified as “available-for-sale” and reported at fair market value. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. As of September 30, 2002, $17,318,837 and $467,617 of the Company’s short-term investments are classified as “held-to-maturity” and “available-for-sale,” respectively. All of the Company’s short-term investments as of December 31, 2001 are classified as “held-to-maturity.”

Short-term investments have maturities of greater than three months from purchase and mature within one year of the balance sheet date. All short-term investments mature prior to September 30, 2003. At September 30, 2002 and December 31, 2001, the Company’s short-term investments consisted of the following:

	September 30	December 31
	2002	2001

Short-term investments
Held-to-maturity:
Government bonds	$12,112,765	$8,928,847
Corporate bonds	5,206,072	1,982,140
Available-for-sale corporate bonds	467,617	—

Total	$17,786,454	$10,910,987

(6)	Stock-Based Compensation

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the difference between the repriced amount of $0.50 and the current market value of the common stock to determine the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration, at each reporting date. A decrease in the intrinsic value of these options between June 30, 2001 and September 30, 2001 resulted in the credit of $577,000 to stock compensation for the three months ended September 30, 2001 A further decrease in the intrinsic value of these options between January 1, 2002 and September 30, 2002 resulted in additional credits of $438,000 and $1,182,000 to stock compensation from these repriced options for the three and nine months ended September 30, 2002. Compensation expense of approximately $347,000 for the nine months ended September 30, 2001 resulted from an increase in the intrinsic value of these options between January 1, 2001 and September 30, 2001.

(7)	Sale of Discontinued Operations (Hybridon Specialty Products)

In 2000, the Company completed the sale of its Hybridon Specialty Products business to a subsidiary of Avecia, Inc. of Manchester, United Kingdom, Avecia Biotechnology, for up to $15.0 million. The Company received approximately $12.0 million of the $15.0 million from the sale of HSP to Avecia in 2000. The remaining $3.0 million was payable on September 21, 2001, subject to offset rights under the agreement to purchase HSP. As part of this transaction, the Company entered into a supply agreement whereby it may have an obligation to purchase products from Avecia Biotechnology. To the extent that Avecia Biotechnology’s third-party sales of HSP product exceeded certain goals, the Company did not have any such purchase commitment. If Avecia Biotechnology’s third party sales did not meet such goals, the Company was required to make purchases sufficient to cover the shortfall, subject to an agreed upon formula. The Company’s commitment was on a “take-or-pay” basis for the fourth quarter of 2000 and each quarter of 2001. Purchases by OriGenix Technologies, Inc. and MethylGene were applied against the Company’s commitment. Any unpaid amounts under this agreement would reduce the $3.0 million contingent payment received in September 2001. The balance of the term of this agreement (through March 31, 2003) does not require minimum purchases.

To the extent that the Company made payments for a purchasing shortfall where it had no use for the related products, the Company recorded such amount as an offset against the gain recorded upon receipt of the additional $3.0 million payment in September 2001. On June 30, 2001, the Company had accrued approximately $1,032,000 for its purchasing shortfall. Upon receipt of the $3.0 million payment in September 2001, the Company applied approximately $1,032,000 toward the satisfaction of its purchasing shortfall and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations in the three and nine months ended September 30, 2001.

(8)	Income Taxes

For the nine months ended September 30, 2001, a provision for income taxes of $400,000 for Alternative Minimum Tax (AMT) was recorded. During 2001, the Company had a total provision for income taxes of $500,000 for AMT and paid $450,000. In March 2002, passage of the National Stabilization and Recovery Act temporarily rescinded the AMT with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, the Company recognized a $500,000 tax benefit in operating results and received a refund of $450,000 during the nine months ended September 30, 2002. There is no income tax provision in the three and nine months ended September 30, 2002 since the licensing revenues recognized in 2002 were included on the Company’s 2001 income tax return at which time it was offset by net operating loss (NOL) carryforwards.

(9)	Series A Convertible Preferred Stock Dividend

The holders of Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such shares and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through September 30, 2002, the Company has always chosen to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. During the three months ended September 30, 2002 and 2001, total Series A dividend accretion was approximately $1,074,000 and $1,008,000, respectively. During the nine months ended September 30, 2002 and 2001, total Series A dividend accretion was approximately $3,173,000 and $3,012,000, respectively.

(10)	8% Convertible Notes Payable

On March 5, 2001, the Company made an offer to the holders of its 8% Convertible Notes Payable (the 8% Notes) to exchange their notes in a ratio of one share of a newly-designated class of Series B convertible preferred stock for each $100 in principal and interest of notes tendered. On March 30, 2001 holders of 8% Notes in the aggregate original principal amount of $7,354,000 exchanged their notes for 76,046 shares of Series B convertible preferred stock. The Company recorded an extraordinary loss of $1.4 million related to the early extinguishment of the 8% Notes in the nine months ended September 30, 2001. The extraordinary loss represents the difference between the carrying value of the 8% Notes and the fair value of the Series B convertible preferred stock, as determined by the fair market value of the common stock into which the Series B convertible preferred stock was convertible and the write-off of deferred financing costs and related legal fees.

(11)	Sale of MethylGene Inc. Shares

On April 27, 2001, the Company closed the sale of 60% of its holding of shares of Class A and Class B stock of MethylGene Inc., to a group of private institutional investors located in the United States. MethylGene is a Canadian pharmaceutical research company in which the Company had a 22% ownership interest. On May 14, 2001, the Company closed the sale of the remaining 40% of its holding with three of MethylGene’s other shareholders on terms similar to those agreed to by the institutional investors ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). The Company received total proceeds of approximately $7.2 million (US). During the nine months ended September 30, 2001, the Company recorded a gain for this transaction of approximately $6.9 million, net of approximately $300,000 in professional fees.

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

Holders of warrants priced between $0.60 and $2.40 exchanged their warrants for 4,669,808 shares of the Company’s common stock; and

Holders of 8% Notes, representing $456,221 in principal and interest exchanged their 8% Notes for 1,140,448 shares of the Company’s common stock.

(13)	Stockholders’ Equity

On June 19, 2002, at the Annual Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 100,000,000 shares to 150,000,000 shares.

(14)	OriGenix Technologies, Inc.

OriGenix, a Quebec company, was formed in January 1999 by a group of institutional investors and the Company. As part of the formation of OriGenix, the Company licensed to OriGenix specific antisense compounds and other technologies. The Company originally had a 49% interest in OriGenix which it received in exchange for the license of compounds and technologies. The Company's interest was subsequently reduced to 28% upon the raising of additional funds by OriGenix. The Company accounted for its investment in OriGenix under the equity method and had reduced its investment to zero at December 31, 2001. In August 2002, OriGenix filed for bankruptcy in Canada. Upon such filings, the licensing agreement was terminated in accordance with its terms. The Company subsequently licensed the technology it had originally licensed to OriGenix to Micrologix Biotech, Inc. as part of a collaboration with Micrologix. See note 17 below.

(15)	Employee Stock Purchase Plan

On September 1, 2002, the Company implemented its 1995 Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, up to 100,000 shares of the Company’s common stock may be issued to participating employees. Eligible employees may authorize an amount (a whole percentage from 1% to 10% of such employee’s regular pay) to be deducted by the Company from their pay during the offering period. At the end of an offering period, participants may purchase common stock at a price equal to 85% of the lower of the fair market value per share on the first or last day of an offering period, whichever is lower. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant.

(16)	Collaboration and License Agreement with Aegera Therapeutics Inc.

On September 13, 2002, the Company and Aegera Therapeutics Inc. entered into a Collaboration and License Agreement (the Collaboration) to research, develop, and optimize a second generation antisense drug targeted to the XIAP gene, which has been implicated in the resistance of cancer cells to chemotherapy. In addition, Hybridon licensed to Aegera, on a non-exclusive basis, rights to the Company’s portfolio of second-generation antisense chemistries and oral antisense delivery intellectual property owned or licensed by the Company. In consideration for research, development and optimization work to be performed by the Company under the Collaboration and the license of technology by the Company, Aegera paid the Company a license and research fee. In addition, Aegera agreed to pay the Company additional research payments, milestone payments upon the achievement of specified milestones, and royalties on product sales and sublicensing, if earned. Future anticipated payments under the Collaboration could total approximately $8.0 million if all of the milestones are achieved. Aegera will be responsible for the development costs of the drug candidate.

(17)	Collaboration and License Agreement with Micrologix Biotech Inc.

On September 11, 2002, the Company and Micrologix Biotech Inc. entered into a Collaboration and License Agreement to develop an antisense drug candidate for the treatment of human papilloma virus (HPV). Hybridon licensed Micrologix the exclusive worldwide rights to a family of patents covering a number of antisense oligonucleotides targeted to the HPV genome and non-exclusive rights to a portfolio of antisense chemistries owned or licensed by the Company. In consideration, Micrologix agreed to pay the Company a license fee, milestone payments upon to the achievement of specified milestones, and royalties on product sales and sublicensing, if earned. The total license fee and milestone payments could total approximately $6.0 million, if all the milestones are achieved. The Micrologix collaboration and license agreement contemplates that the Company and Micrologix will enter into a stock purchase agreement relating to the payment of milestone payments under which Micrologix will issue to the Company without further consideration shares of preferred stock of Micrologix. Upon the achievement of a milestone, a portion of the shares of preferred stock would, at the option of Micrologix, either (i) be converted into common stock of Micrologix at a conversion rate based on an average market price or (ii) be redeemed by Micrologix for a cash amount equal to the milestone.

In a separate transaction with OriGenix Technologies, Inc., Micrologix purchased certain clinical and pre-clinical data and other rights to ORI 1001, a drug candidate formerly under development by OriGenix. ORI 1001 was initially discovered by the Company and is in Phase I clinical study for the treatment of diseases associated with HPV. Micrologix will assume responsibility for development costs of ORI 1001.

(18)	Related Party Transactions

In the three and nine months ended September 30, 2002, the Company paid Pillar S.A., which is controlled by a director of the Company, $30,000 for consulting services relating to establishing new alliances. The $30,000 paid to Pillar is included under general and administrative expenses for the three and nine months ended September 30, 2002. Effective October 1, 2002, the Company entered into a new consulting agreement with Pillar S.A. Under the consulting agreement, Pillar S.A. will provide the Company with international investor relations services in exchange for payment of $60,000 plus expenses, which is payable in installments of $15,000 per month through January 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

GENERAL

     We are a leading company in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. Our activities are based on four technologies:

•	immunomodulatory oligonucleotide, or IMO, technology, which uses synthetic DNA to modulate responses of the immune system;

•	antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level;

•	cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and

•	Cyclicon technology, which uses novel synthetic DNA structures in drug target validation and drug discovery.

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

     We have incurred total losses of $256.8 million through September 30, 2002 and expect to incur substantial operating losses in the future. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development and general and administrative expenses will be significant in 2002 and 2003 as we use our cash resources to advance more rapidly our discovery and development programs.

CRITICAL ACCOUNTING POLICIES

     This management’s discussion and analysis of financial condition and results of operations presents our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Determination of the last three criteria is based on management’s judgments regarding the fixed nature of the fee charged for services rendered or products delivered and the collectibility of these fees. Should changes in conditions cause management to determine these criteria are not met for any future transactions, revenues recognized for any reporting period could be adversely affected.

     During 2001, we received a total of $32.3 million in cash and stock under our collaboration and license agreement (the Agreement) with Isis Pharmaceuticals, Inc. This amount is non-refundable. Previously, we recognized the revenue related to the Agreement on a straight-line basis over the 10-year term of the Agreement, which expires in 2011. This deferral of revenue recognition was based on a continuing obligation contained in the Agreement which was interpreted as neither inconsequential nor perfunctory according to SAB 101. Direct expenses and cash and stock due to Isis were also recognized on a straight-line basis over the 10-year term of the

Agreement. In May 2002, we paid Isis $0.7 million in cash and issued to Isis 1,005,499 shares of our common stock having a fair market value of $1.2 million on the date of issuance. In August 2002, we entered into an amendment to the Agreement that cancelled the remaining tranche payments due to each other under the Agreement and specifically defined and limited each party’s future obligations under the Agreement. As a result of this amendment, we were better able to estimate the nature of our obligations under the Agreement and related cost of compliance and determined that, as amended, the obligations are inconsequential. In accordance with SAB 101, we have recognized the amounts previously deferred under the original Agreement as revenue during the third quarter of 2002.

     Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 contains a full description of all our significant accounting policies.

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2002 and 2001

     Total revenues increased by $25,884,000, or 7,525% to $26,228,000 for the three months ended September 30, 2002 from $344,000 for the three months ended September 30, 2001 and increased by $26,978,000, or 3,011%, to $27,874,000 for the nine months ended September 30, 2002 from $896,000 for the nine months ended September 30, 2001. The increase in revenues was primarily due to the one-time recognition of previously deferred license fee revenues derived from our Collaboration and License Agreement with Isis Pharmaceuticals, Inc. In connection with this Agreement, we recorded $26,040,000 in license fee revenue, which is net of related costs, in the three months ended September 30, 2002 and $27,260,000 in net license fee revenue for the nine months ended September 30, 2002. No additional tranche payments are due from Isis under the Agreement.

     Research and development expenses increased by $1,714,000, or 159%, to $2,794,000 for the three months ended September 30, 2002 from $1,080,000 for the three months ended September 30, 2001 and by $2,167,000, or 63%, to $5,607,000 for the nine months ended September 30, 2002 from $3,440,000 for the nine months ended September 30, 2001. The increase in both periods was attributable to expansion of our IMO technology development efforts, preclinical studies in preparation for a filing of an Investigational New Drug (IND) application for the lead pre-clinical candidate, HYB 2055, manufacturing of HYB 2055 for these preclinical studies, and manufacturing of our second generation antisense compound, GEM 231, for expanded Phase I/II clinical trials.

     In the three and nine months ended September 30, 2002 and 2001, our research and development expenses related primarily to the preclinical development of our IMO technology, including the development of HYB 2055. We will continue to incur costs in developing our IMO technology and in continuing preclinical studies of HYB 2055. We expect to submit an IND for HYB 2055 in the first quarter of 2003. In the first quarter of 2002, we commenced a Phase I/II clinical trial of our second generation antisense compound GEM 231 in combination with irinotecan. In the third quarter of 2002, we expanded our Phase I/II clinical trial and purchased additional amounts of GEM 231 for use in the combination therapy trial.

     Given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain. The cost of clinical trials may vary significantly based on whether they are done alone or in combination with other compounds owned by third parties, the number of sites and the number of patients enrolled. Our ability to fund research and development through strategic alliances will also affect our development costs.

     General and administrative expenses decreased by $277,000, or 18%, to $1,246,000 in the three months ended September 30, 2002 from $1,523,000 for the three months ended September 30, 2001 and decreased by $511,000, or 12%, to $3,612,000 for the nine months ended September 30, 2002 from $4,123,000 for the nine months ended September 30, 2001. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. The decrease in general and administrative expenses for the nine months ended September 30, 2002 reflects decreased facility expenses and decreased professional fees associated with financing activities offset by higher compensation costs in the second and third quarters of 2002 resulting from an increase in the size of our workforce.

     As a result of a repricing of our stock options in September 1999, certain outstanding stock options are subject to variable plan accounting which requires us to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. We recorded a credit to operating results of approximately $438,000 and $577,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, we recorded a credit of approximately $1,182,000 compared to stock compensation expense of approximately $347,000 for the same period in 2001.

The credits in 2002 and the three months ended September 30, 2001 resulted from a decrease in the market value of our common stock during these periods. The stock-based compensation expense in 2001 resulted from an increase in the market value of our common stock during the nine months ended September 30, 2001. Compensation charges and credits will likely occur in the future based upon changes in the intrinsic value of our repriced options.

     Interest expense decreased by $476,000, or 93%, to $38,000 for the three months ended September 30, 2002 from $514,000 for the three months ended September 30, 2001 and by $987,000, or 90%, to $115,000 for the nine months ended September 30, 2002 from $1,102,000 for the same period in 2001. The decreases for the three and nine months ended September 30, 2002 were mainly attributable to a $13.7 million debt reduction during 2001 which resulted primarily from the conversion of $7.6 million in principal amount of our 8% notes into equity and the repayment of a $6.0 million note payable that occurred in the second and fourth quarters of 2001.

     The net loss on the sale of securities for the three months ended September 30, 2002 and the net gain on the sale of securities for the nine months ended September 30, 2001 reflects an unrealized loss of $902,000 relating to the Isis shares classified as trading securities and marked to fair value prior to the execution of forward contracts and a loss of $269,000 relating to fees incurred upon the execution of the forward contracts. For the nine months ended September 30, 2001, the net gain on the sale of securities also consisted of a gain recorded from the sale of 100% of our holdings in the stock of MethylGene Inc. We closed the sale of our holding of shares of Class A and Class B stock of MethylGene to a group of private United States institutional investors along with three of MethylGene’s other shareholders during April and May 2001 on similar terms ($2.85 Canadian or approximately $1.84 US per share as of April 27, 2001). We received total proceeds of approximately $7.2 million US. In the second quarter of 2001, we recorded a net gain for this transaction of approximately $6.9 million, net of approximately $300,000 in expenses for professional fees.

     The gain from the sale of discontinued operations for the three months ended September 30, 2001 consisted of a gain recorded during the third quarter of 2001 in connection with the disposition of assets to Avecia in September 2000. In that transaction, we were obligated to make up any shortfall in purchase orders which Avecia expected to receive in 2000 and 2001. To the extent that we previously made payments for a purchasing shortfall where we had no use for the related products, we had recorded a receivable. Upon receipt of the final $3.0 million payment for the assets we sold to Avecia, we applied $1,032,000 toward the receivable and recognized the remaining $1,968,000 as a gain from the sale of discontinued operations.

     In March 2002, passage of the National Economic Stabilization and Recovery Act temporarily rescinded the Alternative Minimum Tax (AMT) and altered the way net operating loss carryforwards are applied to offset current taxable income. As a result, we recognized a tax benefit in operating results of $500,000 for the nine months ended September 30, 2002 compared to income tax expense of $400,000 for the nine months ended September 30, 2001. We received a refund of $450,000 during the nine months ended September 30, 2002 reimbursing us for estimated taxes paid during 2001.

     We had an extraordinary loss of $1,412,000 for the nine months ended September 30, 2001 resulting from the early extinguishment of our 8% Notes.

     We pay dividends on our Series A convertible preferred stock of 6.5% per annum, payable semi-annually in arrears. We have the option to pay such dividends in either cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through September 30, 2002, we paid such dividends in Series A convertible preferred stock. Accordingly, during the nine months ended September 30 2002 and 2001, 20,659 and 19,922 shares of our Series A convertible preferred stock were issued as dividends to our Series A preferred stockholders. We recorded Series A convertible preferred stock dividends of $1,074,000 for the third quarter of 2002, $1,008,000 during the third quarter of 2001 and $3,173,000 and $3,011,000 for the nine months ended September 30, 2002 and 2001, respectively. Such dividends will continue to be incurred for as long as the Series A convertible preferred stock is outstanding.

     As a result of the factors discussed above, our net income applicable to common stockholders amounted to $21,514,000 for the three months ended September 30, 2002 compared to our net loss applicable to common stockholders of $6,514,000 for the three months ended September 30, 2001 and net income applicable to common stockholders of $17,049,000 for the nine months ended September 30, 2002 compared to our net loss applicable to common stockholders of $9,543,000 for the nine months ended September 30, 2001.

     As of December 31, 2001, we had net operating loss carryforwards and tax credit carryforwards expiring in 2007 through 2020 of approximately $210.0 million and $4.0 million, respectively, to offset future federal taxable income, if any. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in the financial statements related to these carryforwards as of September 30, 2002. We would allocate any subsequently recognized tax benefits to operations and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We expect that our cash requirements for these uses will be substantial and will increase as we expand our operations. Historically, we have funded our operations with revenues from collaborative and license agreements, interest income and manufacturing of synthetic DNA and reagent products by Hybridon Specialty Products, prior to its sale in 2000, as well as from a variety of debt and equity financings, lease financings, the sale of our shareholdings in MethylGene, and the sale of HSP. As of September 30, 2002, we had approximately $24.1 million in cash, cash equivalents and short-term investments, a decrease of approximately $7.7 million from December 31, 2001.

     We used $7.5 million of cash for operating activities during the nine months ended September 30, 2002. The principal use of cash in such period was to fund our research and development expenses, our general and administrative expenses, and our payment to Isis in May 2002. The $7.5 million represents our net income for the period offset by the change in deferred revenue related to the collaboration and license agreement with Isis and non-cash operating adjustments including stock-based compensation.

     We purchased approximately $7.5 million in short-term investments, net of sales and maturities, and property during the nine months ended September 30, 2002.

     During the nine months ended September 30, 2002, cash from financing activities included proceeds from the exercise of stock options, which were offset by payments by us under an equipment lease.

     As of September 30, 2002, our outstanding indebtedness consisted of $0.3 million in principal amount of 8% notes maturing in November 2002 and $1.3 million in principal amount of 9% notes maturing in April 2004. These notes are unsecured.

     Based on our current operating plan, we believe that our existing cash and investments will be sufficient to fund our cash requirements at least through the end of 2003. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. We expect to earn additional external funds through our new collaborations, and we expect to continue to seek additional external funds periodically from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our internal and external sources of cash are:

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

     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials, may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. As an example, in 1997, after reviewing the results from the most recent clinical trial of GEM 91, our lead first generation antisense compound at the time, we determined not to continue the development of GEM 91 and suspended clinical trials of this product candidate.

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

     We have incurred losses in every year since our inception. As of September 30, 2002, we had incurred operating losses of approximately $256.8 million. We expect to continue to incur substantial operating losses in future periods. We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements, interest income and manufacturing of synthetic DNA and reagent products by HSP prior to our selling HSP in September 2000.

     We expect to increase our spending significantly in order to expand our infrastructure and research and development programs. As a result, we will need to generate significant revenues or to attract external capital in the form of debt or equity to fund this spending. We cannot be certain whether or when we will become profitable or whether we will be able to attract external capital in the form of debt or equity because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and from any potential strategic alliances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of September 30, 2002, we have no assets and liabilities related to nondollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The list of Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)  Reports on Form 8-K

On September 30, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that the Company had announced that it would recognize approximately $26.0 million of previously deferred revenue as revenue in the third quarter of fiscal year 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

Date: October 23, 2002	/s/ Stephen R. Seiler Stephen R. Seiler Chief Executive Officer

Date: October 23, 2002	/s/ Robert G. Andersen Robert G. Andersen Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

CERTIFICATIONS

I,    Stephen R. Seiler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 23, 2002	/s/ Stephen R. Seiler Stephen R. Seiler Chief Executive Officer (principal executive officer)

I,   Robert G. Andersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 23, 2002	/s/ Robert G. Andersen Robert G. Andersen Chief Financial Officer and Vice President of Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.

10.1	Executive Stock Option Agreement for 1,260,000 Shares of Common Stock effective July 25, 2001 between the Registrant and Sudhir Agrawal
10.2	Executive Stock Option Agreement for 550,000 Shares of Common Stock effective July 25, 2001 between the Registrant and Sudhir Agrawal
10.3	Executive Stock Option Agreement for 500,000 Shares of Common Stock effective July 25, 2001 between the Registrant and Sudhir Agrawal
10.4	Consulting Agreement dated October 1, 2002 between Hybridon, Inc and Pillar, S.A.
99.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.