Form 10-Q/A
period 2002-03-31
HYBRIDON INC
filed 2003-05-15
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Yes     :          No

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
SIGNATURES
CERTIFICATIONS
Ex-99.1 Section 906 Certification
Ex-99.2 Section 906 Certification

HYBRIDON, INC.

FORM 10-Q

This quarterly report on Form 10-Q/A references the following U.S. trademarks owned by us: Hybridon®, GEM®, CycliconTM, and IMOTM. This quarterly report on Form 10-Q/A also contains trademarks of other companies.

This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Item 1 – Financial Statements and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q filed by Hybridon, Inc. on May 14, 2002 for the quarter ended March 31, 2002. These items are being amended and restated solely in order to reclassify certain direct and incremental costs related to the collaboration and license agreement, as amended, between Hybridon and Isis Pharmaceuticals, Inc., dated May 24, 2001, from “License fees” revenues to “General and administrative” expenses in the accompanying Consolidated Condensed Statements of Operations and Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the reclassification, Hybridon’s “License fees” revenues and “General and administrative” expenses each increased by $59,000 for the three month period ended March 31, 2002. Prior to the reclassification, Hybridon had offset these direct and incremental costs against revenues.

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

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues:
License fees	$678,290	$—
Royalty and other income	12,516	59,189
Interest income	195,963	105,129

Total revenues	886,769	164,318

Operating expenses:
Research and development	1,246,166	1,101,051
General and administrative	1,141,943	1,346,538
Stock-based compensation from repriced options(1)	(263,504)	—
Interest	38,033	315,069

Total operating expenses	2,162,638	2,762,658

Loss before provision for income taxes	(1,275,869)	(2,598,340)
Income tax credit	(500,000)	—

Loss before extraordinary item	(775,869)	(2,598,340)
Extraordinary item:
Loss on early retirement of 8% convertible notes payable	—	(1,411,876)

Net loss	(775,869)	(4,010,216)
Accretion of preferred stock dividends	(1,040,249)	(1,007,884)

Net loss applicable to common stockholders	$(1,816,118)	$(5,018,100)

Basic and diluted net loss per share applicable to common stockholders (Note 4)	$(0.04)	$(0.27)

Shares used in computing basic and diluted loss per common share	45,669,571	18,489,267

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(129,645)	$—
General and administrative	(133,859)	—

Total	$(263,504)	$—

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

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s activities are based on four technologies: immunomodulatory oligonucleotide (IMO™) technology, which uses synthetic DNA to modulate responses of the immune system; antisense technology, which uses synthetic DNA to inhibit the production of disease-associated proteins at the cellular level; cancer therapy potentiation, which uses synthetic DNA to enhance the antitumor activity of certain marketed anticancer drugs; and Cyclicon™ technology, which uses novel synthetic DNA structures (Cyclicons), in drug target validation and drug discovery.

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

The Company recognizes revenue related to its Collaboration and License Agreement with Isis Pharmaceuticals, Inc. (the

Agreement) ratably over the 10-year term of the Agreement. “Deferred revenue” on the accompanying consolidated condensed balance sheet relates to the unrecognized portion of the $32.3 million of cash and Isis stock received in 2001 and the unrecognized expenses related to the Agreement. While the amounts received are not refundable under any circumstances and the Company does not believe that it will be required to expend any significant future resources under the Agreement, this revenue has been deferred based on SAB 101, which precludes revenue recognition in cases where future obligations are not interpreted to be “inconsequential and perfunctory”. An ongoing obligation of the Company to make two representatives available to attend semi-annual telephonic meetings of a collaboration committee with the licensee, led to the accounting treatment described above. During the three months ended March 31, 2002, the Company recognized approximately $668,000 of revenues and approximately $59,000 in expense under the Agreement. The agreement was not in effect for the three months ended March 31, 2001. Additional information on the Agreement is included in Note (5) to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

     Total revenues increased by $723,000, or 440%, from $164,000 for the three months ended March 31, 2001 to $887,000 for the three months ended March 31, 2002. The increase in revenues was primarily due to the recognition of license revenues from agreements with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. In connection with these agreements, we recorded $678,000 in revenues, which is net of amortization of the estimated value of our stock to be issued to Isis. The increase in revenues for the three months ended March 31, 2002 also reflected increased interest income from higher cash and investment balances as a result of the payments received during 2001 from Isis and EpiGenesis, the sale of our interest in MethylGene, Inc. and the remaining contingent payment due us from the sale of our DNA manufacturing business, known as the Hybridon Specialty Products Division, or HSP.

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

     General and administrative expenses decreased by $205,000, or 15%, from $1,347,000 in the three months ended March 31, 2001 to $1,142,000 for the three months ended March 31, 2002. This decrease primarily reflected executive compensation awards approved in the first quarter of 2001. There were no comparable awards approved in the first quarter of 2002. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. Amortization of direct expenses associated with our agreement with Isis is also included in general and administrative expense for the three months ended March 31, 2002.

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

HYBRIDON, INC.

/s/ Stephen R. Seiler

Date: May 14, 2003	Stephen R. Seiler
Chief Executive Officer

/s/ Robert G. Andersen

Date: May 14, 2003	Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial Officer)

CERTIFICATIONS

     I, Stephen R. Seiler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: May 14, 2003	/s/ Stephen R. Seiler

Stephen R. Seiler
Chief Executive Officer
(principal executive officer)

     I, Robert G. Andersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: May 14, 2003	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(principal financial officer)

Exhibit Index

Exhibit No.

99.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.