Form 10-Q/A
period 2002-06-30
HYBRIDON INC
filed 2003-05-15
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Item 1 - Financial Statements and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q filed by Hybridon, Inc. on August 14, 2002 for the quarter ended June 30, 2002. These items are being amended and restated solely in order to reclassify certain direct and incremental costs related to the collaboration and license agreement, as amended, between Hybridon and Isis Pharmaceuticals, Inc., dated May 24, 2001, from “License fees” revenues to “General and administrative” expenses in the accompanying Consolidated Condensed Statements of Operations and Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the reclassification, Hybridon’s “License fees” revenues and “General and administrative” expenses each increased by $59,000 for the three month period ended June 30, 2002, $118,000 for the six month period ended June 30, 2002 and $39,000 for the three and six month periods ended June 30, 2001. Prior to the reclassification, Hybridon had offset these direct and incremental costs against revenues.

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
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 660,643 and 640,166 shares at June 30, 2002 and December 31, 2001, respectively	6,606	6,402
Common stock, $0.001 par value
Authorized — 150,000,000 shares
Issued and outstanding — 47,524,974 and 45,632,525 shares at June 30, 2002 and December 31, 2001, respectively	47,525	45,632
Additional paid-in capital	276,837,780	273,870,458
Accumulated deficit	(278,333,346)	(273,868,184)
Deferred compensation	(59,131)	(87,582)

Total stockholders’ deficit	(1,500,566)	(33,274)

	$27,947,257	$32,309,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenues:
License fees	$680,434	$259,481	$1,358,723	$293,481
Royalty and other income	18,776	32,339	31,293	57,528
Interest income	178,016	134,714	373,979	239,843

Total revenues	877,226	426,534	1,763,995	590,852
Operating expenses:
Research and development	1,567,567	1,259,014	2,813,734	2,360,065
General and administrative	1,342,058	1,292,055	2,484,001	2,638,593
Stock-based compensation from repriced options (1)	(480,563)	923,780	(744,067)	923,780
Interest	38,263	272,083	76,296	587,152

Total operating expenses	2,467,325	3,746,932	4,629,964	6,509,590
Other income	—	6,890,261	—	6,890,261

(Loss) income before provision for income taxes and extraordinary item	(1,590,099)	3,569,863	(2,865,969)	971,523
Income tax (provision) credit	—	(400,000)	500,000	(400,000)

(Loss) income before extraordinary item	(1,590,099)	3,169,863	(2,365,969)	571,523
Extraordinary item:
Loss on early retirement of 8% convertible notes payable	—	—	—	(1,411,876)

Net (loss) income	(1,590,099)	3,169,863	(2,365,969)	(840,353)
Accretion of preferred stock dividends	(1,058,944)	(1,181,149)	(2,099,194)	(2,189,033)

Net (loss) income applicable to common stockholders	$(2,649,043)	$1,988,714	$(4,465,163)	$(3,029,386)

Net (loss) income per share applicable to common stockholders (Note 5)
Basic	$(0.06)	$0.11	$(0.10)	$(0.17)

Diluted	$(0.06)	$0.06	$(0.10)	$(0.17)

Shares used in computing net (loss) income per common share:
Basic	46,708,200	18,854,291	46,189,027	18,671,211

Diluted	46,708,200	57,173,932	46,189,027	18,671,211

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(383,211)	$609,177	$(512,856)	$609,177
General and administrative	(97,352)	314,603	(231,211)	314,603

Total	$(480,563)	$923,780	$(744,067)	$923,780

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

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — Continued

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,770	$280,525

Supplemental disclosure of non cash financing and investing activities:
Exchange of 8% convertible notes payable for Series B convertible preferred stock	$—	$7,604,600

Accretion of Series A and Series B convertible preferred stock dividends	$2,099,194	$2,189,033

Issuance of common stock in lieu of cash bonus	$—	$88,577

Issuance of stock options to non-employees	$—	$20,148

Issuance of warrants in connection with consulting services	$—	$569,667

Issuance of common stock as part of license agreement	$1,166,379	$—

Equipment acquired under capital lease	$113,303	$—

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

The first tranche payment to Isis consisting of approximately $716,000 in cash and 1,005,499 shares of common stock having a fair market value of approximately $1.2 million on the date of issuance are recognized over the term of the Agreement as a reduction to revenue. Direct expenses related to the Agreement are recognized over the term of the Agreement in “General and administrative” expense on the accompanying Consolidated Condensed Statement of Operations

Based on an agreement reached with Isis on August 14, 2002, neither party will be required to pay any additional tranche payments under the Agreement.

The Company recognized net revenues under the Agreement of approximately $670,000 and $245,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,338,000 and $245,000 for the six months ended June 30, 2002 and 2001, respectively. Additional information on the Agreement is included in Note (5) to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2001

     Total revenues increased by $450,000, or 106%, to $877,000 for the three months ended June 30, 2002 from $427,000 for the three months ended June 30, 2001 and increased by $1,173,000, or 198%, to $1,764,000 for the six months ended June 30, 2002 from $591,000 for the six months ended June 30, 2001. The increase in revenues was primarily due to the recognition of license revenues derived from agreements with Isis Pharmaceuticals, Inc. and EpiGenesis Pharmaceuticals, Inc. which became effective during the second quarter of 2001. In connection with the Isis agreement, revenues are net of amortization of the estimated value of our stock to be issued to Isis. The increase in revenues for the three and six months ended June 30, 2002 also reflected increased interest income from higher cash and investment balances as a result of the payments received during 2001 from Isis and EpiGenesis, the sale of our interest in MethylGene, Inc. and the remaining contingent payment due us from the sale of Hybridon Specialty Products Division, or HSP.

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

     General and administrative expenses increased by $50,000, or 4%, to $1,342,000 in the three months ended June 30, 2002 from $1,292,000 for the three months ended June 30, 2001 and decreased by $155,000, or 6%, to $2,484,000 for the six months ended June 30, 2002 from $2,639,000 for the six months ended June 30, 2001. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. The decrease in general and administrative expenses for the six months ended June 30, 2002 reflects executive compensation awards approved in the first quarter of 2001 without any similar awards in the first six months of 2002 offset by higher compensation costs in the second quarter of 2002 resulting from an increase in personnel. The decrease in the six months ended June 30, 2002 is also attributed to decreased facility expenses and decreased professional fees associated with financing activities.

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

     Our patent positions, and those of other drug discovery companies, are generally uncertain and involve complex legal, scientific and factual questions. Our ability to develop and commercialize drugs depends in significant part on our ability to:

•	obtain patents and obtain licenses to the proprietary rights of others on commercially reasonable terms;

•	operate without infringing upon the proprietary rights of others;

•	prevent others from infringing on our proprietary rights; and

•	protect trade secrets.

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

HYBRIDON, INC

Date: May 14, 2003	/s/ Stephen R. Seiler

Stephen R. Seiler Chief Executive Officer

Date: May 14, 2003	/s/ Robert G. Andersen

Robert G. Andersen Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

CERTIFICATIONS

I, Stephen R. Seiler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: May 14, 2003	/s/ Stephen R. Seiler

Stephen R. Seiler Chief Executive Officer (principal executive officer)

I, Robert G. Andersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: May 14, 2003	/s/ Robert G. Andersen

Robert G. Andersen Chief Financial Officer and Vice President of Operations (principal financial officer)

Exhibit Index

Exhibit No.

99.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.