Form 10-Q/A
period 2002-09-30
HYBRIDON INC
filed 2003-05-15
CIK 861838

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
Ex-99.1 Section 906 Certification
Ex-99.2 Section 906 Certification

HYBRIDON, INC.

FORM 10-Q
INDEX

     This quarterly report on Form 10-Q/A references the following U.S. trademarks owned by us: Hybridon®, GEM®, Cyclicon™, and IMO™. This quarterly report on Form 10-Q/A also contains trademarks of other companies.

     This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Item 1 - Financial Statements and Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q filed by Hybridon, Inc. on October 24, 2002 for the quarter ended September 30, 2002. These items are being amended and restated solely in order to reclassify certain direct and incremental costs related to the collaboration and license agreement, as amended, between Hybridon and Isis Pharmaceuticals, Inc. dated May 24, 2001 from “License fees” revenues to “General and administrative” expenses in the accompanying Consolidated Condensed Statements of Operations and Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the reclassification, Hybridon’s “License fees” revenues and “General and administrative” expenses each increased by $2.1 million for the three month period ended September 30, 2002, $2.2 million for the nine month period ended September 30, 2002, $58,000 for the three month period ended September 30, 2001 and $97,000 for the nine month period ended September 30, 2001. Prior to the reclassification, Hybridon had offset these direct and incremental costs against revenues.

PART I — FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,339,376	$20,923,295
Short-term investments	17,786,454	10,910,987
Receivables	551,258	274,863
Prepaid expenses and other current assets	194,504	56,992

Total current assets	24,871,592	32,166,137
Property and equipment, net	508,983	143,298
Deposits	15,199	—

	$25,395,774	$32,309,435

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,108,145	$498,642
Accrued expenses	1,046,361	1,021,660
Current portion of long-term debt	299,549	288,028
Current portion of capital lease	66,049	—
Current portion of deferred revenue	463,762	3,098,654

Total current liabilities	2,983,866	4,906,984
9% convertible subordinated notes payable	1,306,000	1,306,000
Deferred revenue, net of current portion	373,944	26,129,725
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value Authorized — 5,000,000 shares Series A convertible preferred stock Designated — 1,500,000 shares Issued and outstanding — 660,385 and 640,166 shares at September 30, 2002 and December 31, 2001, respectively	6,603	6,402
Common stock, $0.001 par value Authorized — 150,000,000 shares Issued and outstanding — 47,531,083 and 45,632,525 shares at September 30, 2002 and December 31, 2001, respectively	47,531	45,632
Additional paid-in capital	277,547,265	273,870,458
Accumulated other comprehensive loss	(3,270)	—
Accumulated deficit	(256,819,547)	(273,868,184)
Deferred compensation	(46,618)	(87,582)

Total stockholders’ equity (deficit)	20,731,964	(33,274)

	$25,395,774	$32,309,435

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License fees	$28,159,099	$204,816	$29,517,824	$498,297
Collaborative research	10,375	—	10,375	—
Royalty and other income	6,719	7,198	38,012	64,726
Interest income	156,184	189,549	530,163	429,392

Total revenues	28,332,377	401,563	30,096,374	992,415
Operating expenses:
Research and development	2,793,915	1,080,186	5,607,649	3,440,251
General and administrative	3,350,911	1,580,901	5,834,913	4,219,494
Stock-based compensation from repriced options (1)	(438,055)	(576,583)	(1,182,122)	347,197
Interest	38,263	514,451	114,559	1,101,603

Total operating expenses	5,745,034	2,598,955	10,374,999	9,108,545
Gain (loss) on sale of securities, net	—	(1,171,482)	—	5,718,779

Income (loss) from continuing operations	22,587,343	(3,368,874)	19,721,375	(2,397,351)
Gain from sale of discontinued operations	—	1,967,830	—	1,967,830

Income (loss) before provision for income taxes and extraordinary item	22,587,343	(1,401,044)	19,721,375	(429,521)
Income tax credit (provision)	—	—	500,000	(400,000)

Income (loss) before extraordinary item	22,587,343	(1,401,044)	20,221,375	(829,521)
Extraordinary item:
Loss on early retirement of 8% convertible notes payable	—	—	—	(1,411,876)

Net income (loss)	22,587,343	(1,401,044)	20,221,375	(2,241,397)
Accretion of preferred stock dividends	(1,073,544)	(5,112,651)	(3,172,738)	(7,301,684)

Net income (loss) applicable to common stockholders	$21,513,799	$(6,513,695)	$17,048,637	$(9,543,081)

Net income (loss) per share applicable to common stockholders (Note 4):
Basic	$0.45	$(0.16)	$0.37	$(0.37)

Diluted	$0.34	$(0.16)	$0.29	$(0.37)

Shares used in computing net income (loss) per common share:
Basic	47,526,698	40,210,595	46,634,914	25,853,087

Diluted	66,950,448	40,210,595	69,015,210	25,853,087

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(324,478)	$(318,643)	$(837,334)	$290,534
General and administrative	(113,577)	(257,940)	(344,788)	56,663

Total	$(438,055)	$(576,583)	$(1,182,122)	$347,197

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
Changes in operating assets and liabilities —
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

As a result of this amendment, the Company has been able to better estimate the nature of its obligation and related cost of compliance under the Agreement and has determined that such amended obligation and cost will be inconsequential. In accordance with SAB101, the Company has recognized amounts previously deferred as revenue under the original Agreement which obligated the Company to potentially engage in future activities which could have a material related cost. Revenue for the three and nine months ended September 30, 2002 includes the net of the previously unrecognized portion of the $32.3 million of cash and Isis stock received by the Company in 2001 and the previously unrecognized portion of the $1.9 million in cash and Company stock paid to Isis by the Company in May 2002. Prior to the amendment, the Company interpreted its obligations under the Agreement not to be “inconsequential and perfunctory”. As a result, for the three and nine months ended September 30, 2001, the Company recognized revenue over the 10-year term of the Agreement expiring in 2011. The Company recognized net revenues under the Agreement of approximately $28.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, and $29.5 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively.

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

(4)  Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Income (loss) from continuing operations	$22,587,343	$(3,368,874)	$20,221,375	$(2,797,351)
Gain on sale of discontinued operations	—	1,967,830	—	1,967,830
Extraordinary loss on exchange of 8% convertible note payable	—	—	—	(1,411,876)

Net income (loss)	22,587,343	(1,401,044)	20,221,375	(2,241,397)
Accretion of preferred stock dividends	(1,073,544)	(5,112,651)	(3,172,738)	(7,301,684)

Numerator for basic income (loss) applicable to common shareholders	21,513,799	(6,513,695)	17,048,637	(9,543,081)
Effect of dilutive securities:
Dividends on Series A convertible preferred stock	1,073,544	—	3,172,738	—
Interest expense related to convertible debt	5,991	—	17,742	—

Numerator for diluted income (loss) applicable to common shareholders	$22,593,334	$(6,513,695)	$20,239,117	$(9,543,081)

Denominator for basic income (loss) per share:
Weighted average common stock outstanding	47,526,698	40,210,595	46,634,914	25,853,087
Effect of dilutive securities:
Common stock options and warrants	3,386,030	—	6,506,952	—
Convertible debt	499,249	—	492,848	—
Series A convertible preferred stock	15,538,471	—	15,380,496	—

Denominator for diluted income (loss) per share	66,950,448	40,210,595	69,015,210	25,853,087

Income (loss) per share- basic Income (loss) from continuing operations	$0.47	$(0.08)	$0.44	$(0.11)
Income from discontinued operations	—	0.05	—	0.08
Extraordinary loss	—	—	—	(0.06)

Net income (loss) per share	0.47	(0.03)	0.44	(0.09)
Accretion of preferred stock dividends	(0.02)	(0.13)	(0.07)	(0.28)

Net income (loss) per share applicable to common stockholders	$0.45	$(0.16)	$0.37	$(0.37)

Income (loss) per share- diluted Income (loss) from continuing operations	$0.34	$(0.08)	$0.29	$(0.11)
Income from discontinued operations	—	0.05	—	0.08
Extraordinary loss	—	—	—	(0.06)

Net income (loss) per share	0.34	(0.03)	0.29	(0.09)
Accretion of preferred stock dividends	—	(0.13)	—	(0.28)

Net income (loss) per share applicable to common stockholders	$0.34	$(0.16)	$0.29	$(0.37)

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

(14)  OriGenix Technologies, Inc.

OriGenix, a Quebec company, was formed in January 1999 by a group of institutional investors and the Company. As part of the formation of OriGenix, the Company licensed to OriGenix specific antisense compounds and other technologies. The Company originally had a 49% interest in OriGenix which it received in exchange for the license of compounds and technologies. The Company’s interest was subsequently reduced to 28% upon the raising of additional funds by OriGenix. The Company accounted for its investment in OriGenix under the equity method and had reduced its investment to zero at December 31, 2001. In August 2002, OriGenix filed for bankruptcy in Canada. Upon such filings, the licensing agreement was terminated in accordance with its terms. The Company subsequently licensed the technology it had originally licensed to OriGenix to Micrologix Biotech, Inc. as part of a collaboration with Micrologix. See note 17 below.

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

RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2002 and 2001

     Total revenues increased by $27,931,000, or 6,956% to $28,332,000 for the three months ended September 30, 2002 from $402,000 for the three months ended September 30, 2001 and increased by $29,104,000, or 2,933%, to $30,096,000 for the nine months ended September 30, 2002 from $992,000 for the nine months ended September 30, 2001. The increase in revenues was primarily due to the one-time recognition of previously deferred license fee revenues derived from our Collaboration and License Agreement with Isis Pharmaceuticals, Inc. In connection with this Agreement, we recorded $28,145,000 in license fee revenue, which is net of the unrecognized portion of the cash and our stock paid to Isis by us, in the three months ended September 30, 2002 and $29,483,000 in net license fee revenue for the nine months ended September 30, 2002. No additional tranche payments are due from Isis under the Agreement.

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

     General and administrative expenses increased by $1,770,000, or 112%, to $3,351,000 in the three months ended September 30, 2002 from $1,581,000 for the three months ended September 30, 2001 and increased by $1,616,000, or 38%, to $5,835,000 for the nine months ended September 30, 2002 from $4,219,000 for the nine months ended September 30, 2001. General and administrative expenses consist primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. The increase in general and administrative expenses for the three and nine months ended September 30, 2002 reflects the recognition of $2.1 million of previously deferred expenses as a result of the August 2002 amendment to the license agreement with Isis.

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