Form 10-Q
period 2003-06-30
HYBRIDON INC
filed 2003-08-14
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003, or

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

Yes   [X]     No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [  ]     No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	43,510,527

Class	Outstanding as of August 1, 2003

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
ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-31.1 SECT. 302 CERTIFICATION OF THE CEO
EX-31.2 SECT. 302 CERTIFICATION OF THE CFO
EX-32.1 SECT. 906 CERTIFICATION OF THE CEO
EX-32.2 SECT. 906 CERTIFICATION OF THE CFO

HYBRIDON, INC.

FORM 10-Q

Hybridon® and GEM® are our registered trademarks. Cyclicon™, IMO™, YpG™, CpR™ and YpR™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 — UNAUDITED FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$7,671,800	$4,527,500
Short-term investments	—	14,647,417
Receivables	125,322	406,313
Prepaid expenses and other current assets	310,786	191,770

Total current assets	8,107,908	19,773,000
Long-term investments	—	941,069
Property and equipment, net	486,128	534,764

	$8,594,036	$21,248,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$710,681	$831,192
Accrued expenses	795,834	828,227
Current portion of capital lease	—	33,591
Current portion of long-term debt	1,306,000	—
Current portion of deferred revenue	127,537	442,333

Total current liabilities	2,940,052	2,135,343
9% convertible subordinated notes payable	—	1,306,000
Deferred revenue, net of current portion	714,960	363,360
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 699,985 and 678,362 shares at June 30, 2003 and December 31, 2002, respectively	7,000	6,784
Common stock, $0.001 par value
Authorized — 150,000,000 shares
Issued and outstanding — 43,506,527 and 47,944,857 shares at June 30, 2003 and December 31, 2002, respectively	43,507	47,945
Additional paid-in capital	277,622,781	278,578,678
Accumulated deficit	(272,693,380)	(261,142,926)
Accumulated other comprehensive loss	—	(1,944)
Deferred compensation	(40,884)	(44,407)

Total stockholders’ equity	4,939,024	17,444,130

	$8,594,036	$21,248,833

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues:
Collaboration revenue	$113,151	$680,434	$441,236	$1,358,723
Royalty and other income	6,665	18,776	13,414	31,293
Investment income	140,259	178,016	222,952	373,979

Total revenues	260,075	877,226	677,602	1,763,995

Operating expenses:
Research and development	2,858,242	1,567,567	5,264,207	2,813,734
General and administrative (Note 12)	1,281,695	1,342,058	4,505,584	2,484,001
Stock-based compensation from repriced options (1)	128,984	(480,563)	134,855	(744,067)
Interest expense	29,385	38,263	58,770	76,296

Total operating expenses	4,298,306	2,467,325	9,963,416	4,629,964

Loss before provision for income taxes	(4,038,231)	(1,590,099)	(9,285,814)	(2,865,969)
Income tax benefit	—	—	—	500,000

Net loss	(4,038,231)	(1,590,099)	(9,285,814)	(2,365,969)
Accretion of preferred stock dividends	(1,193,386)	(1,058,944)	(2,264,640)	(2,099,194)

Net loss applicable to common stockholders	$(5,231,617)	$(2,649,043)	$(11,550,454)	$(4,465,163)

Basic and diluted net loss per share (Note 4)	$(0.09)	$(0.04)	$(0.21)	$(0.05)

Basic and diluted net loss per share applicable to common stockholders (Note 4)	$(0.12)	$(0.06)	$(0.26)	$(0.10)

Shares used in computing basic and diluted loss per common share	43,484,825	46,708,200	44,592,585	46,189,027

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$99,909	$(383,211)	$105,780	$(512,856)
General and administrative	29,075	(97,352)	29,075	(231,211)

Total	$128,984	$(480,563)	$134,855	$(744,067)

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(9,285,814)	$(2,365,969)
Adjustments to reconcile net loss to net cash used in operating activities -
Stock repurchase expense (Note 12)	1,857,214	—
Stock-based compensation	134,855	(744,067)
Depreciation and amortization	188,088	275,851
Realized gain on marketable securities	(103,585)	—
Issuance of common stock for services rendered	54,000	—
Non-cash interest expense	—	11,737
Changes in operating assets and liabilities -
Accounts receivable	280,991	(32,876)
Prepaid expenses and other current assets	(119,016)	(500,296)
Accounts payable and accrued expenses	(152,904)	128,885
Deferred revenue	(203,002)	(1,957,436)

Net cash (used in) operating activities	(7,349,173)	(5,184,171)

Cash Flows From Investing Activities:
Maturities of held-to-maturity investments	14,080,000	4,345,000
Proceeds from sale of available-for-sale securities	1,743,377	—
Purchase of marketable securities	—	(14,582,249)
Proceeds from sale of held-to-maturity securities	—	3,047,724
Purchase of property and equipment	(25,487)	(196,807)

Net cash provided by (used in) investing activities	15,797,890	(7,386,332)

Cash Flow From Financing Activities:
Repurchase of common stock (Note 12)	(5,339,489)	—
Proceeds from exercise of common stock options	68,663	441,765
Payments on capital lease	(33,591)	(24,997)

Net cash (used in) provided by financing activities	(5,304,417)	416,768

Net increase (decrease) in cash and cash equivalents	3,144,300	(12,153,735)
Cash and cash equivalents, beginning of period	4,527,500	20,923,295

Cash and cash equivalents, end of period	$7,671,800	$8,769,560

Supplemental disclosure of non cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends	$2,264,640	$2,099,194

Cash paid for interest	$58,770	$58,770

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

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

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and six month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

(3)	Reclassifications

Amounts in the prior-period consolidated financial statements have been reclassified to conform with the current period’s presentation.

(4)	Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(4,038,231)	$(1,590,099)	$(9,285,814)	$(2,365,969)
Accretion of preferred stock dividends	(1,193,386)	(1,058,944)	(2,264,640)	(2,099,194)

Numerator for basic and diluted loss applicable to common shareholders	$(5,231,617)	$(2,649,043)	$(11,550,454)	$(4,465,163)

Denominator for basic and diluted loss per share	43,484,825	46,708,200	44,592,585	46,189,027

Loss per share – basic and diluted
Net loss per share	$(0.09)	$(0.04)	$(0.21)	$(0.05)
Accretion of preferred stock dividends	(0.03)	(0.02)	(0.05)	(0.05)

Net loss per share applicable to common stockholders	$(0.12)	$(0.06)	$(0.26)	$(0.10)

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2003 and 2002, diluted net loss per common share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 31,514,035 for the three and six months ended June 30, 2003 and 39,166,376 for the three and six months ended June 30, 2002. These securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

(5)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2003 and December 31, 2002 consist of the following:

	JUNE 30,	DECEMBER 31,
	2003	2002

Cash and cash equivalents
Cash and money market funds	$4,171,800	$2,527,500
Auction securities	3,500,000	2,000,000

Total	$7,671,800	$4,527,500

Auction securities are securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. Issuances can either be debt or preferred shares.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair market value. Such amortization is included in “Investment income” on the accompanying consolidated statement of operations. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income” on the accompanying consolidated statement of operations for all available-for-sale securities. The cost of securities sold is based on the specific identification method. For the six month period ended June 30, 2003, there was $103,585 of realized gains included in “Investment income” on the accompanying consolidated statement of operations from available-for-sale securities sold in the first half of 2003. For the six month period ended June 30, 2002, the Company sold securities which the Company had classified as “held-to-maturity” as of December 31, 2001. The Company sold such securities when the underlying corporations’ credit ratings were down-graded. In order to avoid incurring any potential losses, the Company sold these securities for their approximate book value. There were no losses or permanent declines in value included in “investment income” for any securities in the six months ended June 30, 2003 and 2002.

Short-term investments have maturities of greater than three months and mature within one year of the balance sheet date. As of June 30, 2003, the Company did not have any short-term investments. As of December 31, 2002, the Company’s short-term investments consisted of $10,047,377 in government bonds and $4,136,666 in corporate bonds classified as held-to-maturity and recorded at amortized cost and $463,374 in corporate bonds classified as available-for-sale and recorded at fair market value. The available-for-sale long-term investment held at December 31, 2002 was a corporate bond and had a maturity date in the first quarter of 2004 but was sold in the first quarter of 2003. There were no long-term investments as of June 30, 2003.

(6)	Collaboration and License Agreement with Micrologix Biotech Inc.

On September 11, 2002, the Company and Micrologix Biotech Inc. entered into a Collaboration and License Agreement to develop an antisense drug candidate (MBI1121) for the treatment of human papillomavirus (HPV). The Company licensed Micrologix the exclusive worldwide rights to a family of patents, claims of which cover a number of antisense oligonucleotides targeted to the HPV genome and non-exclusive rights to a portfolio of antisense chemistries owned or licensed by the Company. In consideration, Micrologix agreed to pay the Company a license fee, payable in two installments, milestone payments upon the achievement of specified milestones, and royalties on product sales and sublicensing, if earned. The total license fee and milestone payments could amount to approximately $6.0 million, if all the milestones are achieved.

As part of the collaboration and license agreement, the Company and Micrologix entered into a stock purchase agreement relating to the payment of the remaining portion of the license fee and certain future milestone payments under which Micrologix issued to the Company without further consideration shares of preferred stock of Micrologix. Under the terms of the agreement, upon a specified date or the achievement of a milestone, a portion of the shares of preferred stock would, at the option of Micrologix, either (i) be converted into common stock of Micrologix at a conversion rate based on an average market price or (ii) be redeemed by Micrologix for a cash amount equal to the payment due in respect of such date or milestone. The Company became entitled to receive the remaining portion of the license fee on April 17, 2003 and was issued 379,139 shares of Micrologix common stock upon conversion of a portion of the preferred stock. The Company classified the common stock as available-for-sale. The Company subsequently sold all the shares it received from Micrologix for approximately $343,000 and recorded a realized gain of approximately $103,000. License fee revenue is being recorded over the current estimated development term of the drug candidate, MBI1121.

(7)	Collaboration and License Agreement with Isis Pharmaceuticals, Inc.

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

Prior to August 14, 2002, the Company interpreted its obligations under the Isis Agreement not to be inconsequential and perfunctory. As a result, for the six months ended June 30, 2002, the Company recognized revenue under the Isis Agreement, net of amortization of the Company’s payments to Isis, over the 10-year term of the Isis Agreement expiring in 2011. On August 14, 2002, the Company and Isis entered into an amendment to the Isis Agreement. As part of the amendment, each party agreed to cancel the remaining tranche payments due to the other under the Isis Agreement. In addition, the Company and Isis agreed to more specifically define and limit each party’s future collaborative obligations under the Isis Agreement. As a result of this amendment, the Company was able to specifically limit the nature of its obligation and related cost of compliance under the Isis Agreement and determined that such amended obligation and cost was inconsequential. In accordance with SAB101, the Company recognized all previously deferred revenue under the Isis Agreement at the time of the amendment. For the six months ended June 30, 2003, collaboration revenue includes only sublicense income received from Isis in connection with sublicenses of the Company’s patents and patent applications granted by Isis to third parties.

(8)	Stock-Based Compensation Related to Repriced Options

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. The Company recognized compensation expense of approximately $129,000 and a credit of approximately $481,000 for the three months ended June 30, 2003 and 2002, respectively, and compensation expense of approximately $135,000 and a credit of approximately $744,000 for the six months ended June 30, 2003 and 2002. Compensation expense in 2003 is a result of an increase in the intrinsic value of these options between March 31, 2003 and June 30, 2003 and remeasuring the intrinsic value of certain options that were exercised in 2003 when the market value of the Company’s common stock at the date of exercise exceeded the market value as of the date it was last measured. A decrease in the intrinsic value of these options between December 31, 2001 and June 30, 2002 resulted in credits to stock compensation from these repriced options in 2002. The 2002 credits were partially offset by charges from certain options that were exercised when the market value at the date of exercise exceeded the market value of the Company’s common stock as of the date it was last measured.

(9)	Income Taxes

In March 2002, the National Stabilization and Recovery Act temporarily rescinded the AMT with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, the Company received a $450,000 refund and recognized a $500,000 tax benefit during the six months ended June 30, 2002.

(10)	Series A Convertible Preferred Stock Dividend

The holders of Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such shares and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through June 30, 2003, the Company has always elected to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. During the three months ended June 30, 2003 and June 30, 2002, total Series A dividend accretion was approximately $1,193,000 and $1,059,000, respectively. During the six months ended June 30, 2003, total dividend accretion was approximately $2,265,000 and $2,099,000, respectively.

(11)	Related Party Transactions

In the six months ended June 30, 2003, the Company paid Pillar S.A., which is controlled by a director of the Company, $205,000 for consulting services relating to investor relations and the repurchase of the Company’s common stock from certain stockholders. In the six months ended June 30, 2003, the Company also paid TMC Development, which is controlled by a director of the Company, and Dr. Paul Zamecnik, a director of the Company, approximately $36,000 and $8,000, respectively, for consulting services. During the first six months of 2003, Dr. Zamecnik was also paid $20,000 for consulting services rendered during 2002.

(12)	Stock Repurchase

On February 14, 2003, the Company repurchased 4,643,034 shares of its common stock at a price of $1.15 per share from two Middle Eastern stockholders and their affiliates. The fair market value of the common stock was $0.75 per share on the date of the transaction resulting in a premium of approximately $1,857,000 in the aggregate. The Company charged this premium to general and administrative expense in the six month period ended June 30, 2003. The repurchased stock was retired on March 13, 2003.

(13)	Stock-Based Compensation

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

The pro forma effect of applying SFAS No. 123 for the three and six months ended June 30, 2003 and 2002 would be as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(5,231,617)	$(2,649,043)	$(11,550,454)	$(4,465,163)
Less: stock-based compensation expense (income) included in reported net loss	128,984	(480,563)	134,855	(744,067)
Add: stock-based employee compensation expense determined under fair value based method for all awards	(251,761)	(353,821)	(535,796)	(733,137)

Pro forma net (loss) applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(5,354,394)	$(3,483,427)	$(11,951,395)	$(5,942,367)

Basic and diluted net loss per common shares —
As reported	$(0.12)	$(0.06)	$(0.26)	$(0.10)

Pro forma	$(0.12)	$(0.07)	$(0.27)	$(0.13)

The effects on the three and six months ended June 30, 2003 and 2002 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for the years ended December 31, 2003 and 2002 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(14)	Patent Interference

In the fourth quarter of 2002, the United States Patent and Trademark Office (the PTO) declared an interference involving a patent application exclusively licensed by the Company from UMass Medical Center, or UMMC (formerly the Worcester Foundation for Biological Research), and three patents issued to the National Institutes of Health. An interference proceeding is a proceeding to determine who was the first to invent and thus who is entitled to patent a claimed invention. The PTO’s declaration of interference named UMMC, and indirectly the Company, as the senior party. On July 8, 2003, the PTO declared a second interference between another patent exclusively licensed to the Company from UMMC and a patent application assigned jointly to the University of Montreal and Massachusetts Institute of Technology. The PTO’s declaration of interference in the second proceeding named UMMC, and indirectly the Company, as the junior party. Under the terms of the license agreement with UMMC, the Company is responsible for the prosecution and maintenance of the patents and patent applications at issue and is acting on behalf of UMMC in connection with the interference proceedings. The Company is not practicing nor does it intend to practice any of the intellectual property involved in either interference. Consequently, if the matters are not resolved in a way beneficial to the Company, the Company does not believe that it will have a negative impact on the Company’s business. If UMMC is successful in the patent interferences, the Company may be entitled to a portion of any sublicense income resulting from the patents that are the subject of the interferences. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition or results of operations.

The Company is the worldwide exclusive licensee under several U.S. issued patents and certain patent applications owned by UMMC relating to oligonucleotides and hybrid or mixed backbone chemistries. Many of these patents and patent applications have corresponding patents issued by, or corresponding patent applications on file in, other major industrial countries. Coverage of the patents and applications includes composition and use of oligonucleotides based on advanced chemistries, methods of oligonucleotide production, composition of certain modified oligonucleotides that are useful for diagnostic tests or assays, and methods of purifying oligonucleotides. The UMMC patents licensed to the Company expire at various dates starting in 2006.

(15)	Financing

The Company is in the process of conducting a private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock. The Company is seeking to raise between $10.0 million and $20.0 million in gross proceeds from the private placement. The Company anticipates that it will consummate the sale of at least $10.0 million of units by the end of August 2003. However, there can be no assurance that it will sell such securities by such date or at all.

Based on its current operating plan, the Company believes that its existing cash and investments will be sufficient to fund its cash requirements through the end of 2003. If the Company is unable to consummate the private placement or to raise funds from other sources, it may be required to delay, scale back or eliminate some or all of its research and development activities and other operations. If the Company is able to raise $10.0 million in gross proceeds from the private placement, then the Company believes, based on its current operating plan, that it will have sufficient cash and investments to fund its cash requirements through the third quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading company in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. Our activities are based on four technologies:

• Our immunomodulatory oligonucleotide, or IMO™, technology uses synthetic DNA that contains specific sequences that mimic bacterial DNA to modulate responses of the immune system. We have designed a class of IMO compounds, which we refer to as 2nd generation IMO compounds, that we believe may offer potential advantages over earlier immunostimulatory oligonucleotides. These earlier immunostimulatory oligonucleotides are generally referred to in the industry as CpG oligos because they contain a segment of DNA consisting of a cytosine (C) molecule and a guanine (G) molecule linked by a phosphorothioate bond (p). We are designing our IMO compounds to be used as monotherapies in the treatment of conditions such as cancer, infectious diseases and allergies/asthma, as well as in combination therapies with chemotherapeutics, vaccines and antibodies.

• Our antisense technology uses synthetic DNA to block the production of disease causing proteins at the cellular level. We have developed advanced antisense chemistries that serve as the basis for our 2nd generation antisense drug candidates. We believe that these 2nd generation antisense drug candidates may offer potential advantages over earlier antisense drug candidates and are potentially applicable to a wide variety of therapeutic indications. We are currently focusing our internal antisense efforts on cancer and infectious diseases. In addition, we are collaborating with other companies to develop antisense therapeutics in the areas of cancer, infectious diseases and pulmonary disease.

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

• Our Cyclicon™ technology uses novel synthetic DNA structures, which we refer to as Cyclicons, for identifying gene function in drug target validation and drug discovery.

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

     We have incurred total losses of $272.7 million through June 30, 2003 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2003, we expect that our research and development and general and administrative expenses will be similar in amount to those expenses in 2002, excluding the $2.2 million in direct and incremental expenses in general and administrative expense relating to the August 2002 amendment to our agreement with Isis and the $1.9 million charged to general and administrative expenses relating to the repurchase of shares of our common stock in February 2003.

     We continue to use the cash resources that we obtained in 2000 and 2001 to fund our discovery and development programs. Based on our current operating plan, we believe that our existing cash and investments will be sufficient to fund our cash requirements through the end of 2003. We are in the process of conducting a private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock. We are seeking to raise between $10.0 million and $20.0 million in gross proceeds from the private placement. We anticipate that we will consummate the sale of at least $10.0 million of units by the end of August 2003. However, there can be no assurance that we will sell such securities by such date or at all. If we are unable to consummate the private placement or to raise funds from other sources, we may be required to delay, scale back or eliminate some or all of our research and development activities and other operations. If we are able to raise $10.0 million in gross proceeds from the private placement, then we believe, based on our current operating plan, that we will have sufficient cash and investments to fund our cash requirements through the third quarter of 2004.

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

     Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002, are “critical accounting estimates and judgments.”

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

     Total revenues decreased by $617,000, or 70%, from $877,000 for the three months ended June 30, 2002 to $260,000 for the three months ended June 30, 2003 and by $1,086,000, or 62%, from $1,764,000 for the six months ended June 30, 2002 to $678,000 for the six months ended June 30, 2003. The decrease in revenues in both periods was primarily due to a reduction in collaboration revenue under the Isis Agreement. Prior to August 14, 2002, we recognized revenue under the Isis Agreement over the 10 year term of the Isis Agreement. In accordance with this policy, during the first half of 2002, including the second quarter of 2002, we included in collaboration revenue a portion of the license fees initially received under the Isis Agreement. On August 14, 2002, when we amended the Isis Agreement, we recognized all previously deferred revenue under the Isis Agreement. As a result, no revenue relating to the license fees initially received under the Isis Agreement was recognized as revenue during the first half of 2003. For the three months ended June 30, 2003, the decrease in collaboration revenue relating to the Isis Agreement was partially offset by research revenue earned under a collaboration agreement. The decrease in collaboration revenue relating to the Isis Agreement in the six months ended June 30, 2003 was partially offset by revenue earned from a milestone reached in the first quarter of 2003 under another collaboration agreement and sublicense income received from Isis during the first quarter of 2003. The decrease in revenues for the three and six months ended June 30, 2003 also reflects decreased investment income in both periods attributable to decreased interest income from lower cash and investment balances as we used cash to fund our discovery and development programs. This decrease in interest income was partially offset by $103,000 of investment income recorded from the gain on the sale of stock received from Micrologix in the three months ended June 30, 2003.

     Research and development expenses increased by $1,290,000, or 82%, from $1,568,000 for the three months ended June 30, 2002 to $2,858,000 for the three months ended June 30, 2003 and by $2,450,000, or 87%, from $2,814,000 for the six months ended June 30, 2002 to $5,264,000 for the six months ended June 30, 2003. The increase in both periods was primarily attributable to new trials of our lead IMO clinical candidate HYB2055, expanded clinical trials of our lead 2nd generation antisense compound GEM 231 and increased costs in our research and discovery departments including filing patents related to new discoveries. In the three and six months ended June 30, 2002, our research and development expenses related primarily to the preclinical development of our IMO technology.

     Our two primary research and development projects relate to the following drug candidates:

•	HYB2055 is the lead clinical candidate in our IMO program. We are evaluating HYB2055 for the treatment of solid tumor cancers. In the three and six months ended June 30, 2003, we incurred approximately $0.8 million and $1.3 million, respectively, in direct expenses in connection with developing HYB2055. These direct expenses included costs of payments to independent contractors and vendors for clinical and preclinical studies, drug manufacturing and related costs and patent preparation costs and related filing fees and exclude internal costs such as payroll and overhead. The IND we submitted to the FDA covering HYB2055 became effective on March 6, 2003. In March 2003, we commenced a phase 1 trial of HYB2055 in the United Kingdom in healthy volunteers. We expect this trial to be completed during the third quarter of 2003. In May 2003, we commenced a phase 1 trial of HYB2055 in the United States in patients with refractory malignant tumors. This trial is being conducted at Georgetown University’s Vince Lombardi Cancer Center. We plan to complete this trial in late 2003 or early 2004. Thereafter, we anticipate conducting future clinical trials of HYB2055 as a monotherapy for the treatment of cancer and/or in combination with other anticancer agents, including monoclonal antibodies and cytotoxic agents.

•	GEM231 is a 2nd generation antisense compound for treating solid tumor cancers. In the three and six months ended June 30, 2003, we incurred approximately $0.2 million and $0.3 million, respectively, in direct expenses in connection with developing GEM231. These direct expenses included costs of payments to independent contractors and vendors for clinical studies, patent preparation costs and related filing fees and drug manufacturing and related costs and exclude internal costs such as payroll and overhead. We are currently conducting a phase 1/2 clinical trial of GEM231 as a combination therapy with Camptosar at Vanderbilt’s Ingram Cancer Center. We expect to complete the trial in the second half of 2003. We also plan to commence a phase 2 trial using this drug combination in the second half of 2003 based upon pharmacokinetic analysis and other data obtained from the ongoing phase 1/2 trial.

     Because these projects are in the early developmental stage and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

     General and administrative expenses decreased by $60,000, or 4%, from $1,342,000 for the three months ended June 30, 2002 to $1,282,000 for the three months ended June 30, 2003 and increased by $2,022,000, or 81%, from $2,484,000 for the six months ended June 30, 2002 to $4,506,000 for the six months ended June 30, 2003. General and administrative expenses in each of the referenced periods consisted primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. These costs were generally consistent from period to period. Amortization of direct expenses associated with our agreement with Isis is also included in general and administrative expense for the three and six months ended June 30, 2002. In the three and six months ended June 30, 2003, no direct expenses associated with our agreement with Isis were included in general and administrative expense, which was one of the primary reasons for the decrease in expenses in the second quarter of 2003. The increase for the six months ended June 30, 2003 primarily reflects the $1,857,000 premium over fair market value that we paid in repurchasing shares of our common stock in the first quarter of 2003 which we recorded as general and administrative expense and other consulting and professional fees related to the repurchase of our common stock.

     As a result of a repricing of our stock options in September 1999, certain outstanding stock options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. We recorded compensation expense of $129,000 and a credit to operating results of approximately $481,000 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, we recorded compensation expense of approximately $135,000 compared to a credit to operating results of approximately $744,000 for the same period in 2002. The stock-based compensation expense for the three and six months ended June 30, 2003 resulted from an increase in the intrinsic value of these stock options during the second quarter of 2003. In addition the stock-based compensation expense for the six months ended June 30, 2003 also reflects repriced options that were exercised in the first quarter at times when the market value per share of our common stock was higher than its value at December 31, 2002. The credits in 2002 resulted from a decrease in the intrinsic value of these stock options during the first half of 2002 partially offset by charges from certain options that were exercised in 2002 when the market value at the date of exercise exceeded the market value of our common stock as of the date it was last measured. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

     Interest expense decreased by $9,000, or 23%, to $29,000 for the three months ended June 30, 2003 from $38,000 for the three months ended June 30, 2002 and by $17,000, or 23%, to $59,000 for the six months ended June 30, 2003 from $76,000 for the same period in 2002. The lower interest expense for the three and six months ended June 30, 2003 were primarily attributable to the payment by us of interest on our 8% notes in 2002. These notes were repaid in the fourth quarter of 2002.

     In March 2002, the National Economic Stabilization and Recovery Act temporarily rescinded the Alternative Minimum Tax (AMT) with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, we received a $450,000 refund from taxes paid in 2001 and recognized a tax benefit of $500,000 for the six months ended June 30, 2002.

     We pay dividends on our Series A convertible preferred stock of 6.5% per annum, payable semi-annually in arrears on April 1 and

October 1 of each year. We may elect to pay such dividends in either cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through June 30, 2003, such dividends had only been paid in the form of Series A convertible preferred stock. Accordingly, during the six months ended June 30, 2003 and June 30, 2002, 22,030 and 20,659 shares, respectively, of our Series A convertible preferred stock were issued as dividends to the holders of our Series A preferred stock. We recorded Series A convertible preferred stock dividends of $1,193,000 and $1,059,000 for the three months ended June 30, 2003 and 2002, respectively, and $2,265,000 and $2,099,000 for the six months ended June 30, 2003 and 2002, respectively. Such dividends will continue to be incurred for as long as the Series A convertible preferred stock is outstanding.

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $5,232,000 and $2,649,000 for the three months ended June 30, 2003 and 2002, respectively, and $11,550,000 and $4,465,000 for the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We expect that our cash requirements for these uses will be substantial and will increase as we expand our operations. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	manufacturing of synthetic DNA and reagent products by HSP prior to its sale in 2000;

•	the sale of HSP for which we received a total of $15.0 million in 2000 and 2001;

•	license fees and research funding under collaborative and license agreements;

•	interest income;

•	lease financings; and

•	the sale of our ownership interest in MethylGene Inc. for which we received a net of $6.9 million in 2001.

     We are in the process of conducting a private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock. We are seeking to raise between $10.0 million and $20.0 million in gross proceeds from the private placement. We anticipate that we will consummate the sale of at least $10.0 million of units by the end of August 2003. However, there can be no assurance that we will sell such securities by such date or at all.

     As of June 30, 2003, we had approximately $7.7 million in cash and cash equivalents, an increase of approximately $3.1 million from December 31, 2002. We held no investments at June 30, 2003 compared to $15.6 million at December 31, 2002.

     We used $7.3 million of cash for operating activities during the six months ended June 30, 2003, principally to fund our research and development expenses and our general and administrative expenses. The $7.3 million primarily consists of our $9.3 million net operating loss for the period, as adjusted to exclude the charge to operating expenses for the premium over fair market value that we paid in repurchasing our shares of our common stock.

     Our cash flows from investing activites reflects our sale during the six months ended June 30, 2003 of approximately $1.7 million in “available-for-sale” securities, including the stock we received from Micrologix, and also the proceeds of approximately $14.1 million from securities that matured in the six months ended June 30, 2003.

     During the six months ended June 30, 2003, we utilized $5.3 million of our cash to repurchase approximately 4.6 million shares of our common stock at a price of $1.15 per share. Cash from other financing activities included proceeds from the exercise of stock options, which were partially offset by payments by us for leasing equipment.

     As of June 30, 2003, our outstanding indebtedness consisted of $1.3 million in principal amount of 9% notes maturing in April 2004. These notes are unsecured.

     Based on our current operating plan, we believe that our existing cash and investments will be sufficient to fund our cash requirements at least through the end of this year. If we raise at least $10.0 million in the private placement, we believe that we will be able to fund our cash requirements until the third quarter of 2004. However, our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. As a result, whether or not we complete the private placement, we expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our internal and external sources of cash are:

• the success of our clinical and preclinical development programs;

• the receptivity of the capital markets to financings by biotechnology companies, including the private placement that we are currently conducting; and

• our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

     We may not be successful in generating funds internally or from external sources. If we are unable to obtain additional funds in 2003, from the private placement or otherwise, or in future years, we may be required to delay, scale back or eliminate some or all of our research and development activities or other operations

FORWARD-LOOKING STATEMENTS

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

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. In 2003, we commenced two phase 1 clinical trials of HYB2055, our lead IMO compound, and we are currently conducting a phase 1/2 clinical trial of GEM231, our 2nd generation antisense compound for the treatment of cancer. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to complete these trials or commence and complete any other clinical trials.

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

     All of the products that we are developing will require additional research and development, extensive preclinical studies and/or clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and is expensive. Since our inception, we have conducted clinical trials of five compounds. In 1997, we determined not to continue clinical development of GEM91. The other four compounds are still in development. Currently, we are conducting clinical trials of two of these compounds, GEM231 and HYB2055.

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

     We have incurred losses in every year since our inception. As of June 30, 2003, we had incurred operating losses of approximately $272.7 million. We expect to continue to incur substantial operating losses in future periods. We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements, interest income and the sale of manufactured synthetic DNA and reagent products by HSP prior to our selling HSP in September 2000. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and from any potential strategic alliances.

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

     We believe that, based on our current operating plan, our existing cash resources will be sufficient to fund our cash requirements at least through the end of 2003. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our discovery or development programs. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, drug candidates or drugs which we would otherwise pursue on our own.

     If we raise additional funds by issuing equity securities, further dilution in our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders.

     We are in the process of conducting a private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock. We are seeking to raise between $10.0 million and $20.0 million in gross proceeds from the private placement. We anticipate that we will consummate the sale of at least $10.0 million of units by the end of August 2003. However, there can be no assurance that we will sell such securities by such date or at all.

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

     There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the biotechnology industry. From time to time, we may become a party to various types of patent litigation or other proceedings regarding intellectual property rights. For instance, in the fourth quarter of 2002, we became involved in an interference declared by the United States Patent and Trademark Office involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health, and in the third quarter of 2003, we became involved in an interference declared by the United States Patent and Trademark Office involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and Massachusetts Institute of Technology. We are not practicing nor do we intend to practice any of the intellectual property involved in either interference. The cost to us of any patent litigation or other proceeding, including these interferences, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of June 30, 2003, we have no assets and liabilities related to nondollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HYBRIDON, INC.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 4, 2003, we issued 20,000 shares of our common stock to Dr. James B. Wyngaarden, a director of the Company, in lieu of $15,000 in director fees. We relied on Section 4(2) of the Securities Act of 1933, as amended, as an exemption from registration for the newly issued common stock.

     On February 7, 2003, we issued 50,000 shares of our common stock to an independent consultant in lieu of $39,000 in consulting fees. We relied on Section 4(2) of the Securities Act of 1933, as amended, as an exemption from registration for the newly issued common stock.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

On June 19, 2003, the following proposals were voted on at the annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
To elect Dr. James B. Wyngaarden to serve as a Class II Director until the 2006 annual meeting of stockholders	34,210,499	15,036	—	—

To elect Dr. Paul C. Zamecnik to serve as a Class II Director until the 2006 annual meeting of stockholders	33,451,761	773,774	—	—

To approve amendments to the 1995 Director Stock Option Plan to increase the number of shares authorized for issuance from 400,000 to 800,000 shares and to increase the number of shares for which stock options are to be granted to non-employee directors.	33,072,436	1,148,606	4,493	—

To approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares authorized for issuance from 100,000 to 500,000 shares	33,108,391	1,098,659	18,485	—

In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Dr. Sudhir Agrawal, Youssef El Zein, C. Keith Hartley, Dr. Georges Anthony Marcel, William S. Reardon and Stephen R. Seiler.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The list of Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)	Reports on Form 8-K

On April 4, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission reporting the Company’s financial results for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

Date: August 14, 2003	/s/ Stephen R. Seiler Stephen R. Seiler
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	/s/ Robert G. Andersen
Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.