Form 10-Q
period 2003-09-30
HYBRIDON INC
filed 2003-11-14
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003, or

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

Yes   [X]      No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]      No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	63,585,059

Class	Outstanding as of November 1, 2003

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

HYBRIDON, INC.

FORM 10-Q

Hybridon® and GEM® are our registered trademarks. Amplivax™, Cyclicon™, IMO™, YpG™, CpR™ and YpR™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 — UNAUDITED FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$17,208,829	$4,527,500
Short-term investments	526,275	14,647,417
Receivables	206,239	406,313
Prepaid expenses and other current assets	201,782	191,770

Total current assets	18,143,125	19,773,000
Long-term investments	—	941,069
Property and equipment, net	451,311	534,764

	$18,594,436	$21,248,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$598,827	$831,192
Accrued expenses	1,037,496	828,227
Current portion of capital lease	—	33,591
Current portion of long-term debt	1,306,000	—
Current portion of deferred revenue	127,537	442,333

Total current liabilities	3,069,860	2,135,343
9% convertible subordinated notes payable	—	1,306,000
Deferred revenue, net of current portion	683,076	363,360
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 699,980 and 678,362 shares at September 30, 2003 and December 31, 2002, respectively	7,000	6,784
Common stock, $0.001 par value
Authorized — 150,000,000 shares
Issued and outstanding — 63,579,177 and 47,944,857 shares at September 30, 2003 and December 31, 2002, respectively	63,579	47,945
Additional paid-in capital	292,325,378	278,578,678
Accumulated deficit	(277,514,190)	(261,142,926)
Accumulated other comprehensive loss	(1,144)	(1,944)
Deferred compensation	(39,123)	(44,407)

Total stockholders’ equity	14,841,500	17,444,130

	$18,594,436	$21,248,833

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Collaboration revenue	$327,399	$28,169,474	$768,635	$29,528,199
Royalty and other income	6,413	6,719	19,827	38,012
Investment income	27,857	156,184	250,809	530,163

Total revenues	361,669	28,332,377	1,039,271	30,096,374
Operating expenses:
Research and development	2,567,019	2,793,915	7,831,226	5,607,649
General and administrative	942,439	3,350,911	5,448,023	5,834,913
Stock-based compensation from repriced options (1)	506,163	(438,055)	641,018	(1,182,122)
Interest expense	29,385	38,263	88,155	114,559

Total operating expenses	4,045,006	5,745,034	14,008,422	10,374,999

(Loss) income before provision for income taxes	(3,683,337)	22,587,343	(12,969,151)	19,721,375
Income tax benefit	—	—	—	500,000

Net (loss) income	(3,683,337)	22,587,343	(12,969,151)	20,221,375
Accretion of preferred stock dividends	(1,137,473)	(1,073,544)	(3,402,113)	(3,172,738)

Net (loss) income applicable to common stockholders	$(4,820,810)	$21,513,799	$(16,371,264)	$17,048,637

Net (loss) income per share:
Basic	$(0.07)	$0.47	$(0.28)	$0.44

Diluted	$(0.07)	$0.34	$(0.28)	$0.29

Net (loss) income per share applicable to common stockholders:
Basic	$(0.10)	$0.45	$(0.35)	$0.37

Diluted	$(0.10)	$0.34	$(0.35)	$0.29

Shares used in computing net (loss) income per common share:
Basic	50,704,488	47,526,698	46,586,065	46,634,914

Diluted	50,704,488	66,950,448	46,586,065	69,015,210

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$369,283	$(324,478)	$475,063	$(837,334)
General and administrative	136,880	(113,577)	165,955	(344,788)

Total	$506,163	$(438,055)	$641,018	$(1,182,122)

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Cash Flows From Operating Activities:
Net (loss) income	$(12,969,151)	$20,221,375
Adjustments to reconcile net loss to net cash used in operating activities -
Stock repurchase expense (Note 12)	1,857,214	—
Stock-based compensation	641,018	(1,182,122)
Depreciation and amortization	231,734	437,323
Realized gain on marketable securities	(103,585)	—
Issuance of common stock and warrants for services rendered	54,000	74,000
Non-cash interest expense	29,385	11,737
Changes in operating assets and liabilities -
Accounts receivable	200,074	(276,395)
Prepaid expenses and other current assets	(10,012)	(152,711)
Accounts payable and accrued expenses	(52,481)	996,549
Deferred revenue	(234,886)	(27,586,855)

Net cash (used in) operating activities	(10,356,690)	(7,457,099)

Cash Flows From Investing Activities:
Maturities of investments	14,080,000	4,795,000
Proceeds from sale of available-for-sale securities	1,743,377	—
Purchase of available-for sale securities	(531,772)	(470,889)
Purchase of marketable securities	—	(14,582,249)
Proceeds from sale of held-to-maturity securities	—	3,047,724
Purchase of property and equipment	(28,201)	(310,917)

Net cash provided by (used in) investing activities	15,263,404	(7,521,331)

Cash Flow From Financing Activities:
Sale of common stock and warrants (Note 15)	13,064,693	—
Repurchase of common stock (Note 12)	(5,339,489)	—
Proceeds from exercise of common stock options	83,002	441,765
Payments on capital lease	(33,591)	(47,254)

Net cash provided by financing activities	7,774,615	394,511

Net increase (decrease) in cash and cash equivalents	12,681,329	(14,583,919)
Cash and cash equivalents, beginning of period	4,527,500	20,923,295

Cash and cash equivalents, end of period	$17,208,829	$6,339,376

Supplemental disclosure of non cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends	$3,402,113	$3,172,738

Cash paid for interest	$58,770	$58,770

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(UNAUDITED)

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s primary activities are based on two technology platforms: CpG-like immunomodulatory oligonucleotide (IMO) technology, which uses synthetic DNA that contains specific sequences that mimic bacterial DNA to modulate responses of the immune system, and antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level. The Company also has developed two other technology platforms: cancer therapy potentiation technology, which uses synthetic DNA to enhance the antitumor activity of some marketed anticancer drugs and increase their effectiveness, and Cyclicon technology, which uses novel synthetic DNA structures for identifying gene function in drug target validation and drug discovery.

(2)	Unaudited Interim Financial Statements

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

(3)	Reclassifications

Amounts in the prior-period consolidated financial statements have been reclassified to conform with the current period’s presentation.

(4)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2003 and December 31, 2002 consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Cash and cash equivalents
Cash and money market funds	$7,208,829	$2,527,500
Auction securities	10,000,000	2,000,000

Total	$17,208,829	$4,527,500

Auction securities are securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. Issuances can either be debt or preferred shares.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair market value. Such amortization is included in

“Investment income” on the accompanying consolidated statement of operations. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income” on the accompanying consolidated statement of operations for all available-for-sale securities. The cost of securities sold is based on the specific identification method. For the nine month period ended September 30, 2003, there was $103,585 of realized gains included in “Investment income” on the accompanying consolidated statement of operations from available-for-sale securities sold in the nine months ended September 30, 2003. For the nine month period ended September 30, 2002, the Company sold securities which the Company had classified as “held-to-maturity” as of December 31, 2001. The Company sold such securities when the underlying corporations’ credit ratings were down-graded. In order to avoid incurring any potential losses, the Company sold these securities for their approximate book value. There were no losses or permanent declines in value included in “investment income” for any securities in the nine months ended September 30, 2003 and 2002.

Short-term investments have maturities of greater than three months and mature within one year of the balance sheet date. As of September 30, 2003, the Company held $526,275 in corporate bonds classified as available-for-sale and recorded at fair market value. As of December 31, 2002, the Company’s short-term investments consisted of $10,047,377 in government bonds and $4,136,666 in corporate bonds classified as held-to-maturity and recorded at amortized cost and $463,374 in corporate bonds classified as available-for-sale and recorded at fair market value. The available-for-sale long-term investment held at December 31, 2002 was a corporate bond and had a maturity date in the first quarter of 2004 but was sold in the first quarter of 2003. There were no long-term investments as of September 30, 2003.

(5)	Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Numerator:
Net (loss) income	$(3,683,337)	$22,587,343	$(12,969,151)	$20,221,375
Accretion of preferred stock dividends	(1,137,473)	(1,073,544)	(3,402,113)	(3,172,738)

Numerator for basic (loss) income applicable to common shareholders	(4,820,810)	21,513,799	(16,371,264)	17,048,637
Effect of dilutive securities:
Dividends on Series A convertible preferred stock	—	1,073,544	—	3,172,738
Interest expense related to convertible debt	—	5,991	—	17,742

Numerator for diluted (loss) income applicable to common shareholders	$(4,820,810)	$22,593,334	$(16,371,264)	$20,239,117

Denominator for basic (loss) income per share:
Weighted average common stock outstanding	50,704,488	47,526,698	46,586,065	46,634,914
Effect of dilutive securities:
Common stock options and warrants	—	3,386,030	—	6,506,952
Convertible debt	—	499,249	—	492,848
Series A convertible preferred stock	—	15,538,471	—	15,380,496

Denominator for diluted (loss) income per share	50,704,488	66,950,448	46,586,065	69,015,210

Basic net (loss) income per share	$(0.07)	$0.47	$(0.28)	$0.44
Accretion of preferred stock dividends	(0.02)	(0.02)	(0.07)	(0.07)

Basic net (loss) income per share applicable to common stockholders	$(0.10)	$0.45	$(0.35)	$0.37

Diluted net (loss) income per share	$(0.07)	$0.34	$(0.28)	$0.29
Accretion of preferred stock dividends	(0.02)	—	(0.07)	—

Diluted net (loss) income per share applicable to common stockholders	$(0.10)	$0.34	$(0.35)	$0.29

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2003, diluted net loss per common share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 41,326,860 for the three and nine months ended September 30, 2003. These securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

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

As part of the collaboration and license agreement, the Company and Micrologix entered into a stock purchase agreement relating to the payment of the remaining portion of the license fee and certain future milestone payments under which Micrologix issued to the Company without further consideration shares of preferred stock of Micrologix. Under the terms of the agreement, upon a specified date or the achievement of a milestone, a portion of the shares of preferred stock would, at the option of Micrologix, either (i) be converted into common stock of Micrologix at a conversion rate based on an average market price or (ii) be redeemed by Micrologix for a cash amount equal to the payment due in respect of such date or milestone. The Company became entitled to receive the remaining portion of the license fee on April 17, 2003 and was issued 379,139 shares of Micrologix common stock upon conversion of a portion of the preferred stock. The Company classified the common stock as available-for-sale. In the second quarter of 2003, the Company sold all the shares it received from Micrologix for approximately $343,000 and recorded a realized gain of approximately $103,000. License fee revenue is being recorded over the current estimated development term of the drug candidate, MBI1121.

(7)	Collaboration and License Agreement with Isis Pharmaceuticals, Inc.

On May 24, 2001, the Company and Isis Pharmaceuticals, Inc. (Isis) entered into a Collaboration and License Agreement (the Isis Agreement). Under the Isis Agreement, the Company granted Isis a license, with the right to sublicense, to the Company’s antisense chemistry and delivery patents and patent applications. Isis also agreed to pay the Company a portion of specified sublicense income it receives from specified types of sublicenses of the Company’s patents and patent applications. The Company retained the right to use the patents and patent applications in its own drug discovery and development efforts and in collaboration with third parties. Under the Isis Agreement, Isis granted the Company a license to use specified antisense patents and patent applications, principally Isis’ suite of RNase H patents. The Company has the right under the Isis Agreement to use these patents and patent applications in its drug discovery and development efforts and in specified types of collaborations with third parties.

Prior to August 14, 2002, the Company interpreted its obligations under the Isis Agreement not to be inconsequential and perfunctory. As a result, for the six months ended June 30, 2002, the Company recognized revenue under the Isis Agreement, net of amortization of the Company’s payments to Isis, over the 10-year term of the Isis Agreement expiring in 2011. On August 14, 2002, the Company and Isis entered into an amendment to the Isis Agreement. As part of the amendment, each party agreed to cancel the remaining tranche payments due to the other under the Isis Agreement. In addition, the Company and Isis agreed to more specifically define and limit each party’s future collaborative obligations under the Isis Agreement. As a result of the amendment, the Company was able to specifically limit the nature of its obligation and related cost of compliance under the Isis Agreement and to determine that such amended obligation and cost was inconsequential. In accordance with SAB101, the Company recognized all previously deferred revenue under the Isis Agreement at the time of the amendment. Revenue for the three and nine months ended September 30, 2002 included approximately $27.9 million which was the previously deferred portion, at the time of the amendment, of the $32.3 million of cash and Isis stock received by the Company in 2001. For the nine months ended September 30, 2003, collaboration revenue includes only sublicense income received from Isis in connection with sublicenses of the Company’s patents and patent applications granted by Isis to third parties.

(8)	Stock-Based Compensation Related to Repriced Options

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. The Company recognized compensation expense of approximately $506,000 and a credit of approximately $438,000 for the three months ended September 30, 2003 and 2002, respectively, and compensation expense of approximately $641,000 and a credit of approximately $1,182,000 for the nine months ended September 30, 2003 and 2002. Compensation expense in 2003 is a result of an increase in the intrinsic value of these options between December 31, 2002 and September 30, 2003 and remeasuring the intrinsic value of certain options that were exercised in 2003 when the market value of the Company’s common stock at the date of exercise exceeded the market value as of the date it was last measured. A decrease in the intrinsic value of these options between December 31, 2001 and September 30, 2002 resulted in credits to stock compensation from these repriced options in 2002. The 2002 credits were partially offset by charges from certain options that were exercised when the market value at the date of exercise exceeded the market value of the Company’s common stock as of the date it was last measured.

(9)	Income Taxes

In March 2002, the National Stabilization and Recovery Act temporarily rescinded the AMT with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, the Company received a $450,000 refund and recognized a $500,000 tax benefit during the nine months ended September 30, 2002.

(10)	Series A Convertible Preferred Stock Dividend

The holders of Series A convertible preferred stock, as of March 15 or September 15, are entitled to receive dividends payable at the rate of 6.5% per annum, payable semi-annually in arrears. Such dividends shall accrue from the date of issuance of such shares and shall be paid semi-annually on April 1 and October 1 of each year. Such dividends shall be paid, at the election of the Company, either in cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through September 30, 2003, the Company has always elected to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. During the three months ended September 30, 2003 and September 30, 2002, total Series A dividend accretion was approximately $1,137,000 and $1,074,000, respectively. During the nine months ended September 30, 2003, total dividend accretion was approximately $3,402,000 and $3,173,000, respectively.

(11)	Related Party Transactions

In the nine months ended September 30, 2003, the Company paid Pillar S.A. and Pillar Investment Ltd., which are controlled by a director of the Company, a total of $505,000 for (i) consulting services relating to international investor relations (ii) consulting services related to the repurchase of the Company’s common stock from certain stockholders and (iii) placement agent fees relating to the Company’s August 2003 private placement. In conjunction with the private placement, the Company also issued Pillar Investment Limited, as additional compensation for services provided as a placement agent in the private placement, warrants to purchase 587,709 shares of common stock at an exercise price of $1.00 per share. Optima Life Sciences Limited, which is controlled by Pillar Investment Ltd., purchased 5,500,381 shares of common stock and warrants to purchase 1,650,114 additional shares of common stock in the private placement.

Drs. James Wyngaarden and Paul Zamecnik, Chairman of the Board of Directors and a director of the Company, respectively, participated in the private placement under the same terms as other investors. Dr. Wyngaarden purchased, for a total of $25,000, 34,246 shares of common stock and warrants to purchase 10,274 shares of common stock at an exercise price of $1.00 per share; Dr. Zamecnik purchased, for a total of $50,000, 68,493 shares of common stock and warrants to purchase 20,548 shares of common stock at an exercise price of $1.00 per share.

In addition to the fees described above, in the nine months ended September 30, 2003, the Company also paid two other directors approximately $41,000 and $13,000, respectively, for consulting services provided to the Company in 2003. During the first nine months of 2003, Dr. Zamecnik was also paid $20,000 for consulting services rendered during 2002.

(12)	Stock Repurchase

On February 14, 2003, the Company repurchased 4,643,034 shares of its common stock at a price of $1.15 per share from two Middle Eastern stockholders and their affiliates. The fair market value of the common stock was $0.75 per share on the date of the transaction resulting in a premium of approximately $1,857,000 in the aggregate. The Company charged this premium to general and administrative expense in the nine month period ended September 30, 2003. The repurchased stock was retired on March 13, 2003.

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

The pro forma effect of applying SFAS No. 123 for the three and nine months ended September 30, 2003 and 2002 would be as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net (loss) income applicable to common stockholders, as reported	$(4,820,810)	$21,513,799	$(16,371,264)	$17,048,637
Less: stock-based compensation expense (income) included in reported net (loss) income	506,163	(438,055)	641,018	(1,182,122)
Add: stock-based employee compensation expense determined under fair value based method for all awards	(255,377)	(366,583)	(791,173)	(1,099,720)

Pro forma net (loss) income applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	(4,570,024)	20,709,161	(16,521,419)	14,766,795
Add: effect of dilutive securities	—	1,079,535	—	3,190,480

Numerator for diluted net (loss) income applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(4,570,024)	$21,788,696	$(16,521,419)	$17,957,275

Basic net (loss) income per share applicable to common stockholders —
As reported	$(0.10)	$0.45	$(0.35)	$0.37

Pro forma	$(0.09)	$0.44	$(0.35)	$0.32

Diluted net (loss) income per share applicable to common stockholders —
As reported	$(0.10)	$0.34	$(0.35)	$0.29

Pro forma	$(0.09)	$0.33	$(0.35)	$0.26

The effects on the three and nine months ended September 30, 2003 and 2002 pro forma net (loss) income and net (loss) income per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net (loss) income for the years ended December 31, 2003 and 2002 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

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

(15)	Financing

In August 2003, the Company raised approximately $14.6 million in gross proceeds from a private placement to institutional and accredited investors. In the private placement, the Company sold 20,053,022 shares of common stock and warrants to purchase 6,015,934 shares of common stock. The warrants to purchase common stock have an exercise price of $1.00 per share and will expire if not exercised by August 28, 2008. The warrants may be exercised by paying cash or by invoking a cashless exercise feature. The Company may redeem the warrants at a price of $0.05 per share of common stock issuable upon exercise of the warrants if the average closing price of the common stock for a ten consecutive trading day period is greater than or equal to $2.00 per share. The net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, are expected to total approximately $13.1 million. Based on its current operating plan, the Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund its cash requirements at least through December 2004.

In addition, the Company issued warrants to selected dealers and placement agents which assisted with the private placement. These include warrants to purchase 2,458,405 shares of common stock at an exercise price of $0.73 per share and warrants to purchase 1,325,342 shares of common stock at an exercise price of $1.00 per share. The warrants have a Black-Scholes value of $2.8 million. These warrants will expire if not exercised by August 28, 2008. These warrants may be exercised by paying cash or by invoking a cashless exercise feature. The Company does not have the right to redeem these warrants.

In connection with the private placement, the Company has called a special meeting of stockholders to be held on December 4, 2003 at which stockholders will vote on proposed amendments to the Company’s certificate of incorporation. The amendments include a reduction in the liquidation preference of the series A convertible preferred stock from $100 per share to $1 per share, a reduction in the dividend on the series A convertible preferred stock from 6.5% per annum to 1.0% per annum, and an increase in the number of shares of common stock issuable upon conversion of the series A convertible preferred stock by 25% over the number of shares of common stock that would otherwise be issuable upon conversion of the Company’s series A convertible preferred stock, for a 60-day period following the date of the filing of the certificate of amendment to certificate of incorporation effecting the amendments to the Company’s certificate of incorporation.

(16)	Subsequent event

On October 8, 2003, the Company entered into a collaboration and license agreement with The Immune Response Corporation to cooperate on the research and development of an HIV vaccine combining Immune Response’s whole-killed vaccine technology employed in Remune, an immune-based HIV therapeutic vaccine being evaluated in Phase II clinical trials, and Amplivax, the Company’s 2nd generation IMO compound (also known as HYB2055) used as an adjuvant. Under the agreement, Immune Response will reimburse the Company for time and materials and amounts payable to third parties for contracted services at cost plus an additional contractually stated percentage. In addition, the Company may receive certain specified fees, royalties on sales and a percentage of sublicense income received by Immune Response.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading company engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. Our activities are primarily based on two technology platforms:

•	Our immunomodulatory oligonucleotide, or IMO™, technology uses synthetic DNA that contains specific sequences that mimic bacterial DNA to modulate responses of the immune system. We have designed a class of IMO compounds, which we refer to as 2nd generation IMO compounds, that we believe may offer potential advantages over earlier immunostimulatory oligonucleotides. These earlier immunostimulatory oligonucleotides are generally referred to in the industry as CpG oligos because they contain a segment of DNA consisting of a cytosine (C) molecule and a guanine (G) molecule linked by a phosphorothioate bond (p). We are designing our IMO compounds to be used as monotherapies in the treatment of conditions such as cancer, infectious diseases and allergies/asthma, as well as in combination therapies with chemotherapeutics, vaccines and antibodies. In addition, we are collaborating with another company to develop a 2nd generation IMO compound as an adjuvant for an HIV vaccine.

•	Our antisense technology uses synthetic DNA to block the production of disease causing proteins at the cellular level. We have developed advanced antisense chemistries that serve as the basis for our 2nd generation antisense drug candidates. We believe that these 2nd generation antisense drug candidates may offer potential advantages over earlier antisense drug candidates and are potentially applicable to a wide variety of therapeutic indications. We are currently focusing our internal antisense efforts on cancer and infectious diseases. In addition, we are collaborating with other companies to develop antisense therapeutics in the areas of cancer, infectious diseases and pulmonary disease.

We have also developed two other technology platforms:

•	Our cancer therapy potentiation technology uses synthetic DNA to enhance the antitumor activity of some marketed anticancer drugs and increase their effectiveness.

•	Our Cyclicon™ technology uses novel synthetic DNA structures for identifying gene function in drug target validation and drug discovery.

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

     We have incurred total losses of $277.5 million through September 30, 2003 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2003, we expect that our general and administrative expenses will be similar in amount to those expenses in 2002, excluding the $2.2 million in direct and incremental expenses in general and administrative expense relating to the August 2002 amendment to our agreement with Isis and the $1.9 million charged to general and administrative expenses relating to the repurchase of shares of our common stock from certain stockholders in February 2003.

     Based on our current operating plan, we believe that our existing cash and investments will be sufficient to fund our cash requirements through the end of 2004. In August 2003, we raised approximately $14.6 million in gross proceeds from a private placement to institutional and accredited investors. Our net proceeds, excluding the proceeds of any exercise of warrants issued in connection with the transaction, are expected to total approximately $13.1 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition that are not readily apparent from other sources. Actual values and results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

     Total revenues decreased by $27,970,000 from $28,332,000 for the three months ended September 30, 2002 to $362,000 for the three months ended September 30, 2003 and by $29,057,000 from $30,096,000 for the nine months ended September 30, 2002 to $1,039,000 for the nine months ended September 30, 2003. The decrease in revenues in both periods was primarily due to a reduction in collaboration revenue under the Isis Agreement. Prior to August 14, 2002, we recognized revenue under the Isis Agreement over the 10 year term of the Isis Agreement. In accordance with this policy, during the first half of 2002, we included in collaboration revenue a portion of the license fees initially received under the Isis Agreement. On August 14, 2002, when we amended the Isis Agreement, we recognized $27.9 million of previously deferred revenue under the Isis Agreement. As a result, no revenue relating to the license fees initially received under the Isis Agreement during 2001 was recognized as revenue during 2003. For the three months ended September 30, 2003, the decrease in collaboration revenue relating to the Isis Agreement was partially offset by research revenue earned under other collaboration agreements. The decrease in collaboration revenue relating to the Isis Agreement for the nine months ended September 30, 2003 was partially offset by research revenue and revenue earned from a milestone reached in the first quarter of 2003 under other collaboration agreements and sublicense income received from Isis during the first quarter of 2003. The decrease in total revenues for the three and nine months ended September 30, 2003 also reflects decreased investment income in both periods attributable to decreased interest income from lower cash and investment balances as we used cash to fund our discovery and development programs. The decrease in investment income for the nine months ended September 30, 2003 was partially offset by $103,000 of investment income recorded from the gain on the sale of stock received from Micrologix under our collaboration with Micrologix.

     Research and development expenses decreased by $227,000, or 8%, from $2,794,000 for the three months ended September 30, 2002 to $2,567,000 for the three months ended September 30, 2003 and increased by $2,223,000, or 40%, from $5,608,000 for the nine months ended September 30, 2002 to $7,831,000 for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2003 primarily reflects the increased research and development expenses in the third quarter of 2002 associated with the cost of manufacturing our lead 2nd generation antisense compound GEM231 for use in clinical trials offset partially by manufacturing of GEM640 under a collaboration. The increase in the nine months ended September 30, 2003 was primarily attributable to new trials involving our lead IMO clinical candidate HYB2055, expanded clinical trials involving GEM 231 and increased costs in our research and discovery departments including the filing of patents related to new discoveries. In the three and nine months ended September 30, 2002, our research and development expenses related primarily to the preclinical development of our IMO technology.

     Our two primary research and development projects relate to the following drug candidates:

•	HYB2055 is the lead clinical candidate in our IMO program. We are evaluating HYB2055 for the treatment of solid tumor cancers. In the three and nine months ended September 30, 2003, we incurred approximately $0.3 million and $1.6 million, respectively, in direct expenses in connection with developing HYB2055. These direct expenses included costs of payments to independent contractors and vendors for clinical and preclinical studies, drug manufacturing and related costs and patent preparation costs and related filing fees and exclude internal costs such as payroll and overhead. The IND we submitted to the FDA covering HYB2055 became effective on March 6, 2003. In March 2003, we commenced a phase 1 trial of HYB2055 in the United Kingdom in healthy volunteers. The goal of this trial is to study the safety and immunological activity of HYB2055 in healthy volunteers. We are evaluating the drug candidate over a broad range of dosing levels. We completed this trial during the third quarter of 2003 and expect to report the results in the fourth quarter of 2003. In May 2003, we commenced a phase 1 clinical trial of HYB2055 in the United States in patients with refractory malignant tumors. This trial is being conducted at Georgetown University’s Vince Lombardi Cancer Center. We plan to complete this trial in late 2003 or early 2004. Thereafter, we anticipate conducting future clinical trials of HYB2055 as a monotherapy for the treatment of cancer and/or in combination with other anticancer agents, including chemotherapeutics and antibodies.

•	GEM231 is a 2nd generation antisense compound for the treatment of solid tumor cancers. In the three and nine months ended September 30, 2003, we incurred approximately $0.2 million and $0.5 million, respectively, in direct expenses in connection with developing GEM231. These direct expenses included costs of payments to independent contractors and vendors for clinical studies, patent preparation costs and related filing fees and drug manufacturing and related costs and exclude internal costs such as payroll and overhead. We are currently conducting a phase 1/2 clinical trial of GEM231 as a combination therapy with irinotecan, an anticancer drug marketed in the United States under the name Camptosar®, at Vanderbilt’s Ingram Cancer Center and the University of Chicago. In this trial, we are evaluating the safety of GEM231 and Camptosar in combination and measuring the presence of extra-cellular PKA, or ECPKA, in blood as a potential biomarker for GEM231 antisense activity on PKA. A biomarker is a biological parameter monitored as a possible indicator of drug activity. We recently presented data from early patients in the trial indicating that ECPKA levels had been reduced in a statistically significant manner. We expect to complete enrollment of this combination treatment trial in the fourth quarter of 2003. Following analysis of the pharmacokinetic data and depending on these and other findings from the phase 1/2 clinical trial, we would plan to commence a phase 2 clinical trial using this drug combination in the first half of 2004.

     Because these projects are in the early developmental stage and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

     General and administrative expenses decreased by $2,409,000, or 72%, from $3,351,000 for the three months ended September 30, 2002 to $942,000 for the three months ended September 30, 2003 and decreased by $387,000, or 7%, from $5,835,000 for the nine months ended September 30, 2002 to $5,448,000 for the nine months ended September 30, 2003. General and administrative expenses in each of the referenced periods consisted primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. These costs were generally consistent from period to period. Amortization of $2.1 million and $2.2 million of direct expenses associated with our agreement with Isis is also included in general and administrative expense for the three and nine months ended September 30, 2002, respectively. Prior to August 14, 2002, we recognized expenses associated with our Isis Agreement over the 10 year term of the Isis Agreement. On August 14, 2002, when we amended the Isis Agreement, we recognized approximately $2.1 million of previously deferred expenses which is included in general and administrative expense for the three and nine months ended September 30, 2002. In the three and nine months ended September 30, 2003, no direct expenses associated with our agreement with Isis were included in general and administrative expense, which was the primary reason for the decrease in expenses from period to period. The decrease for the nine months ended September 30, 2003 is partially offset by the $1,857,000 premium over fair market value that we paid in repurchasing shares of our common stock in the first quarter of 2003 which we recorded as general and administrative expense and other consulting and professional fees related to the repurchase of our common stock.

     As a result of a repricing of our stock options in September 1999, certain outstanding stock options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. We recorded compensation expense of $506,000 and a credit to operating results of approximately $438,000 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, we recorded compensation expense of approximately $641,000 compared to a credit to operating results of approximately $1,182,000 for the same period in 2002. The stock-based compensation expense for the three and nine months ended September 30, 2003 resulted from an increase in the intrinsic value of these stock options during 2003. In addition, the stock-based compensation expense for the nine months ended September 30, 2003 also reflects repriced options that were exercised in 2003 at times when the market value per share of our common stock was higher than its value as of the date it was last measured. The credits in 2002 resulted from a decrease in the intrinsic value of these stock options during 2002 partially offset by repriced options that were exercised in 2002 at times when the market value per share of our common stock was higher than its value as of the date it was last measured. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

     Interest expense decreased by $9,000, or 23%, to $29,000 for the three months ended September 30, 2003 from $38,000 for the three months ended September 30, 2002 and by $27,000, or 23%, to $88,000 for the nine months ended September 30, 2003 from $115,000 for the same period in 2002. The lower interest expense for the three and nine months ended September 30, 2003 primarily reflected the higher interest expense in 2002 attributable to the payment by us of interest on our 8% notes in 2002. These notes were repaid in the fourth quarter of 2002.

     In March 2002, the National Economic Stabilization and Recovery Act temporarily rescinded the Alternative Minimum Tax (AMT) with respect to the use of net operating loss carryforwards to offset current taxable income. As a result, we received a $450,000 refund from taxes paid in 2001 and recognized a tax benefit of $500,000 for the nine months ended September 30, 2002.

     We pay dividends on our Series A convertible preferred stock of 6.5% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. We may elect to pay such dividends in either cash or additional duly authorized, fully paid and non assessable shares of Series A convertible preferred stock. Through September 30, 2003, such dividends had only been paid in the form of Series A convertible preferred stock. Accordingly, during the nine months ended September 30, 2003 and September 30, 2002, 22,030 and 20,659 shares, respectively, of our Series A convertible preferred stock were issued as dividends to the holders of our Series A preferred stock. We recorded Series A convertible preferred stock dividends of $1,137,000 and $1,074,000 for the three months ended September 30, 2003 and 2002, respectively, and $3,402,000 and $3,173,000 for the nine months ended September 30, 2003 and 2002, respectively. Such dividends will continue to be incurred for as long as the Series A convertible preferred stock is outstanding. However, we expect the amount of such dividends payable in the future will be significantly reduced if the proposed amendments to the terms of the Series A convertible preferred stock, including the proposed decrease in the dividend rate from 6.5% per annum to 1% per annum, are approved at the special meeting of stockholders to be held on December 4, 2003.

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $4,821,000 and $16,371,000 for the three and nine months ended September 30, 2003, respectively, and our net income applicable to common stockholders amounted to $21,514,000 and $17,049,000 for the three and nine months ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We expect that our cash requirements for these uses will be substantial and will increase as we expand our operations. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	manufacturing of synthetic DNA and reagent products by HSP prior to its sale in 2000;

•	the sale of HSP for which we received a total of $15.0 million in 2000 and 2001;

•	license fees and research funding under collaborative and license agreements;

•	interest income;

•	lease financings; and

•	the sale of our ownership interest in MethylGene, Inc. for which we received a net of $6.9 million in 2001.

     In August 2003, we raised approximately $14.6 million in gross proceeds from a private placement to institutional and accredited investors. In the private placement, we sold 20,053,022 shares of our common stock and warrants to purchase 6,015,934 shares of our common stock. The warrants to purchase common stock have an exercise price of $1.00 per share and will expire if not exercised by August 28, 2008. The warrants may be exercised by paying cash or by invoking a cashless exercise feature. We may redeem the warrants at a price of $0.05 per share of common stock issuable upon exercise of the warrants if the average closing price of our common stock for a ten consecutive trading day period is greater than or equal to $2.00 per share. The net proceeds to us, excluding the proceeds of any exercise of the warrants and after deducting payments to selected dealers and placement agents and other expenses, are expected to total approximately $13.1 million.

     As of September 30, 2003, we had approximately $17.7 million in cash and cash equivalents and short-term investments, a net decrease of approximately $1.4 million from December 31, 2002.

     We used $10.4 million of cash in operating activities during the nine months ended September 30, 2003, principally to fund our research and development expenses and our general and administrative expenses. The $10.4 million primarily consists of our $13.0 million net loss for the period, as adjusted to exclude the charge to operating expenses for the premium over fair market value that we paid in repurchasing our shares of our common stock and non-cash expenses including depreciation and amortization and stock-based compensation.

     The net cash provided by investing activities reflects our sale during the nine months ended September 30, 2003 of approximately $1.7 million in “available-for-sale” securities, including the stock we received from Micrologix, under our collaboration and license agreement with Micrologix, and the proceeds of approximately $14.1 million from securities that matured in the nine months ended September 30, 2003, as offset by our purchase of $0.5 million of “available-for-sale” securities.

     The net cash provided by investing activities during the nine months ended September 30, 2003, reflects the $13.1 million in net proceeds that we raised in the August 2003 private placement and use by us of $5.3 million of our cash to repurchase from certain stockholders approximately 4.6 million shares of our common stock at a price of $1.15 per share. Cash from other financing activities included proceeds from the exercise of stock options.

     As of September 30, 2003, our outstanding indebtedness consisted of 9% convertible subordinated notes in the aggregate principal amount of $1.3 million. These notes mature in April 2004 and are unsecured.

     Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our cash requirements at least through December 2004.

     Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances. We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs, to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities, and otherwise operate our business beyond December 2004.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. As a result, we expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings.

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

     We may not be successful in generating funds internally or from external sources on a timely basis or at all. If we are unable to obtain additional funds in 2004 and beyond, we may be required to delay, scale back or eliminate some or all of our research and development activities or other operations

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly under the heading “risk

Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

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

     We may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show our potential products to be both safe and efficacious. Thus, the United States Food and Drug Administration, or FDA, and other regulatory authorities may not approve any of our potential products for any indication.

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. In 2003, we commenced two phase 1 clinical trials of HYB2055, our lead 2nd generation IMO compound, for the treatment of solid tumor cancers, and we are currently conducting a phase 1/2 clinical trial of GEM231, our lead 2nd generation antisense compound, for the treatment of cancer. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to complete these trials or commence and complete any other clinical trials.

     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials, may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. As an example, in 1997, after reviewing the results from the clinical trial of GEM91, our lead 1st generation antisense compound at the time, we determined not to continue the development of GEM91 and suspended clinical trials of this product candidate.

     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including:

•	the size of the patient population,

•	the proximity of patients to clinical sites,

•	the eligibility criteria for the study,

•	the nature of the study,

•	the existence of competitive clinical trials, and

•	the availability of alternative treatments.

     Delays in planned patient enrollment may result in increased costs and prolonged clinical development.

We face substantial competition which may result in others discovering, developing or commercializing drugs before or more successfully than us.

     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our product candidates in the therapeutic effect these competitive products have on diseases targeted by our product candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

     Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and drug manufacturing and marketing.

     We anticipate that the competition with our products and technologies will be based on a number of factors including:

•	product efficacy,

•	safety,

•	reliability,

•	availability,

•	price and

•	patent position.

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

     The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. The FDA has not granted marketing approval to any products based on antisense technology or IMO-like technology and no such products are currently being marketed, except for one antisense product that is currently being marketed for the treatment of cytomegalovirus retinitis, an infectious disease, in patients with AIDs. As a result, it may be more difficult for us to achieve market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

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

     All of the products that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and/or clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and is expensive. Since our inception, we have conducted clinical trials of five compounds. In 1997, we determined not to continue clinical development of GEM91. The other four compounds are still in development. Currently, we are conducting clinical trials of two of these compounds, GEM231 and HYB2055.

     We may need to address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

We are subject to comprehensive regulatory requirements, which are costly and time consuming to comply with; if we fail to comply with these requirements, we could be subject to adverse consequences and penalties.

     The testing, manufacturing, labeling, advertising, promotion, export and marketing of our products are subject to extensive regulation by governmental authorities in Europe, the United States, and elsewhere throughout the world.

     In general, submission of materials requesting permission to conduct clinical trials may not result in authorization by the FDA or any equivalent foreign regulatory agency to commence clinical trials. In addition, submission of an application for marketing approval to the relevant regulatory agency following completion of clinical trials may not result in the regulatory agency approving the application if applicable regulatory criteria are not satisfied, and may result in the regulatory agency requiring additional testing or information.

     Any regulatory approval of a product may contain limitations on the indicated uses for which the product may be marketed or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any product for which we obtain marketing approval, along with the facilities at which the product is manufactured, any post-approval clinical data and any advertising and promotional activities for the product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies.

     Both before and after approval is obtained, violations of regulatory requirements may result in:

•	the regulatory agency’s delay in approving, or refusal to approve, a product;

•	restrictions on such products or the manufacturing of such products;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension of regulatory approvals;

•	product seizure;

•	injunctions or the imposition of civil penalties; and

•	criminal penalties.

We have only limited experience in regulatory affairs and our products are based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

     We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, the products that result from our research and development programs will likely be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional drugs. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any product that we develop.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for the year. As of September 30, 2003, we had incurred operating losses of approximately $277.5 million. We expect to continue to incur substantial operating losses in future periods. We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements, interest income and the sale of manufactured synthetic DNA and reagent products by the Hybridon Specialty Products Division prior to our selling that division in September 2000. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and from any potential strategic alliances.

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our discovery and development programs and other operations.

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash and cash equivalents and short-term investments will be sufficient to fund our cash requirements at least through December 2004. However, we will need to raise additional funds to operate our business beyond such time.

     Additional financing may not be available to us when we need it or may not be available to us on favorable terms. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs which we would otherwise pursue on our own.

     If we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. In addition, the terms of the financing may adversely affect the holdings or the rights of existing stockholders.

Risks Relating to Collaborators

We need to establish collaborative relationships in order to succeed.

     An important element of our business strategy includes entering into collaborative relationships for the development and commercialization of products based on our discoveries. We face significant competition in seeking appropriate collaborators. Moreover, these arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish collaborative relationships or other alternative arrangements.

     The success of collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations include the following:

•	disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;

•	disagreements with collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if one of our collaborators fails to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	collaborators have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors that are similar to or competitive with our technologies or products that are the subject of the collaboration with us; and

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

     Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful. Previous collaborative arrangements to which we were a party with F. Hoffmann-La Roche and G.D. Searle & Co. both were terminated prior to the development of any product. The failure of any of our collaborative relationships could delay our drug development or impair commercialization of our products.

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

     We do not know whether any of our patent applications or those patent applications which we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.

     Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

     We may not have rights under some patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad or under patents that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

We may lose our rights to patents, patent applications or technologies of third parties if our licenses from these third parties are terminated. In such event, we might not be able to develop or commercialize products covered by the licenses.

     We are party to eleven royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2021. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time. For instance, in the fourth quarter of 2002, we became involved in an interference declared by the United States Patent and Trademark Office involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health, and in the third quarter of 2003, we became involved in an interference declared by the United States Patent and Trademark Office involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and The Massachusetts Institute of Technology. We are not practicing nor do we intend to practice any of the intellectual property involved in either interference.

     The cost to us of any patent litigation or other proceeding, including the interferences referred to above, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

     If we receive regulatory approval to commence commercial sales of any of our products, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. In particular, we would need to recruit a large number of experienced marketing and sales personnel. Alternatively, we could engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. However, to the extent we entered into such arrangements, we would be dependent on the efforts of third parties. If we are unable to establish sales and distribution capabilities whether internally or in reliance on third parties, our business would suffer materially.

Because we have limited manufacturing experience, we are dependent on third-party manufacturers to manufacture products for us. If we can not rely on third party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

     We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop our products, apply for regulatory approvals and commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

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

     Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance,

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control,

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us,

•	the potential that third party manufacturers will develop know-how owned by such third party in connection with the production of our products that is necessary for the manufacture of our products and

•	reliance upon third party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

If we fail to obtain an adequate level of reimbursement for our products by third party payors, there may be no commercially viable markets for our products.

     The availability and levels of reimbursement by governmental and other third party payors such as health maintenance organizations, Medicaid, medical insurance companies, medical plan administrators, pharmacy benefit managers, physician and hospital alliances and other physician organizations affect the market for healthcare products. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. If reimbursement for our products is unavailable or limited in scope or amount, our business could be materially harmed.

     In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. In the United States, for example, both the House of Representatives and Senate have passed bills that in different ways would reduce Medicare payments for drugs. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain collaborators and market our products.

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

Risks Relating to an Investment in Our Common Stock

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, our stockholder rights plan and Delaware law, may prevent a change in control or management that stockholders may consider desirable.

     Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:

•	a classified board of directors,

•	limitations on the removal of directors,

•	limitations on stockholder proposals at meetings of stockholders,

•	the inability of stockholders to act by written consent or to call special meetings, and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

     The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is only traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

Our stock price could be extremely volatile, and investors may not be able to resell their shares at or above the price they paid for such shares. Investors may lose all or a significant portion of their investment.

     The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. In addition, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. During the period from January 1, 2002 to September 30, 2003, the closing sale price of our common stock ranged from a high of $1.85 per share to a low of $0.60 per share. As a result, investors may not be able to resell their shares at or above the price they paid for such shares. Investors must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of their investment in our stock could decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of September 30, 2003, we have no assets and liabilities related to nondollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HYBRIDON, INC.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Each holder of shares of common stock holds preferred stock purchase rights subject to and on the terms provided in the Rights Agreement, dated as of December 10, 2001 to which we are party with Mellon Investor Services LLC, as Rights Agent. On August 27, 2003, we entered into an amendment to the Rights Agreement which established a category of Exempted Persons that are excluded from the definition of Acquiring Person under the Rights Agreement and provided that Pillar Investment Limited, together with its affiliates and associates, will be an Exempted Person under the Rights Agreement until such time as Pillar beneficially owns more than 11,000,000 shares of our common stock, subject to adjustment, or less than 14% of the common stock then outstanding. Youssef El-Zein, the Chairman and Chief Executive Officer of Pillar Investment Limited, is one of our directors.

     On August 28 and 29, 2003, we raised approximately $14.6 million in gross proceeds from a private placement to institutional and accredited investors. In the private placement, we sold 20,053,022 shares of common stock and warrants to purchase 6,015,934 shares of common stock. The warrants to purchase common stock have an exercise price of $1.00 per share and will expire if not exercised by August 28, 2008. The warrants may be exercised by paying cash or by invoking a cashless exercise feature. We may redeem the warrants at a price of $0.05 per share of common stock issuable upon exercise of the warrants if the average closing price of the common stock for a ten consecutive trading day period is greater than or equal to $2.00 per share. Our net proceeds, excluding the proceeds of any exercise of the warrants, are expected to total approximately $13.1 million.

     In addition, we issued warrants to selected dealers and placement agents assisting with the private placement. These include warrants to purchase 2,458,405 shares of common stock at an exercise price of $0.73 per share and warrants to purchase 1,325,342 shares of common stock at an exercise price of $1.00 per share. These warrants will expire if not exercised by August 28, 2008 and may be exercised by paying cash or by invoking a cashless exercise feature. We do not have the right to redeem these warrants. We also paid a cash commission to selected dealers and placement agents of approximately $1.2 million.

     We currently intend to use these funds for research and product development activities, including costs of conducting preclinical studies and costs of continuing clinical trials of our two lead 2nd generation compounds, HYB2055 and GEM231, for settlement of our 9% convertible subordinated notes, totaling $1.3 million in principal, and for other general and administrative purposes.

     The shares of common stock and warrants to purchase common stock offered and sold in the private placement and the warrants offered to selected dealers and placement agents were offered and sold to “accredited investors” without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, or in reliance on the exemption provided by Regulation S under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The list of Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)	Reports on Form 8-K

     On August 29, 2003, the Company filed a Current Report on Form 8-K with the SEC reporting a private placement conducted by it and voting agreements entered into by it with some of the holders of Hybridon’s Series A convertible preferred stock. The Company also reported that it had entered into an amendment to its Shareholder Rights Plan.

     On September 2, 2003, the Company filed a Current Report on Form 8-K with the SEC reporting the issuance of a press release announcing the private placement referenced in the August 29, 2003 filing referred to above.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

Date: November 14, 2003	/s/ Stephen R. Seiler

Stephen R. Seiler
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice
President of Operations
(Principal Financial and Accounting
Officer)

Exhibit Index

Exhibit No.

4.1 (1)	Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between Hybridon, Inc. and Mellon Investor Services LLC, as Rights Agent.

10.1 (2)	Registration Rights Agreement, dated as of August 28, 2003, by and among the Registrant, the Purchasers and the Agents.

10.2 (2)	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.

10.3 (2)	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934 and 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report of Form 8-K dated August 29, 2003 (File No. 000-27352)

(2)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-2. (File No. 333-109630)