Form 10-K/A
period 2003-12-31
HYBRIDON INC
filed 2004-04-29
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 ON
FORM 10-K/A

For Annual and Transition Reports Pursuant to Sections 13
or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31918

HYBRIDON, INC.

(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	04-3072298

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Vassar Street Cambridge, Massachusetts	02139

(Address of principal executive offices)	(Zip Code)

(617) 679-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Including Associated Preferred Stock Purchase Rights)
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $33,159,937 as of June 30, 2003. As of April 26, 2004, the registrant had 101,948,669 shares of common stock outstanding.

Item 10. Directors and Executive Officers of Hybridon
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
SIGNATURES
Exhibit Index
EX-10.41 LETTER AGREEMENT, JULY 10, 2003
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

This Amendment No. 1 on Form 10-K/A amends and restates Items 10, 11, 12, 13 and 14 and the exhibit index of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2004 by Hybridon, Inc., a Delaware corporation (the “Company”), for its fiscal year ended December 31, 2003.

Item 10. Directors and Executive Officers of Hybridon

Directors

      The Company’s Board of Directors is divided into three classes and currently consists of two Class I Directors (C. Keith Hartley and William S. Reardon), two Class II Directors (Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik) and three Class III Directors (Dr. Sudhir Agrawal, Youssef El Zein and Stephen R. Seiler). The terms of the three classes are staggered so that one class is elected each year. Members of each class are elected for three-year terms.

      Set forth below are the names of each member of the board of directors, the year in which each first became a director, their ages as of March 31, 2004, their positions and offices with the Company, their principal occupations and business experience during the past five years and the names of other public companies for which they serve as a director.

Class I Directors — Terms to Expire in 2005

C. Keith Hartley	Director since 2000

      C. Keith Hartley, age 61, has been President of Hartley Capital Advisors, a financial consulting firm, since June 2000. Mr. Hartley was Managing Partner of Forum Capital Markets LLC, an investment banking firm, from August 1995 to May 2000. Mr. Hartley also serves as a director of Universal Display Corporation, a developer of flat panel displays.

William S. Reardon, CPA	Director since 2002

      William S. Reardon, age 57, was an audit partner at PricewaterhouseCoopers LLP, where he led the Life Science Industry Practice for New England and the Eastern United States from 1986 until his retirement from the firm in July 2002. Mr. Reardon served on the Board of the Emerging Companies Section of the Biotechnology Industry Organization from June 1998 to June 2000 and the Board of Directors of the Massachusetts Biotechnology Council from April 2000 to April 2002. He also serves as a director of Oscient Pharmaceuticals Corporation (formerly Genome Therapeutics Corp.), a biopharmaceutical company.

Class II Directors — Terms to Expire in 2006

Dr. James B. Wyngaarden	Director since 1990

      Dr. James B. Wyngaarden, age 79, has been Chairman of the Company’s Board of Directors since February 2000 and was Vice Chairman from February 1997 to February 2000. Dr. Wyngaarden is a principal in the Washington Advisory Group LLC, a consulting firm, which he founded in 1996. He was Senior Associate Dean, International Affairs at the University of Pennsylvania Medical School from 1995 to 1997. Dr. Wyngaarden was Foreign Secretary of the National Academy of Sciences and the Institute of Medicine from 1990 to 1994. He was Director of the Human Genome Organization from 1990 to 1991 and a council member from 1990 to 1993. Dr. Wyngaarden was Director of the National Institutes of Health from 1982 to 1989, and Associate Director for Lifesciences, Office of Science and Technology Policy in the Executive Office of the President, the White House, from 1989 to 1990. He is also a member of the Board of Directors of Human Genome Sciences, Inc., a genomics and biopharmaceutical company, and Genaera Corporation, a biopharmaceutical company, and the author of approximately 250 scientific publications.

Dr. Paul C. Zamecnik	Director since 1990

      Dr. Paul C. Zamecnik, age 91, has been Collis P. Huntington Professor of Oncologic Medicine Emeritus at the Harvard Medical School since 1979. Dr. Zamecnik is also a Senior Scientist and Honorary Physician at Massachusetts General Hospital in Boston. He was Principal Scientist at the Worcester Foundation for Biomedical Research, Inc., a biomedical research institution, from 1979 to 1996. Dr. Zamecnik received the National Medal of Science in 1991, the City of Medicine Award in 1995 and the Lasker Award for Special Achievement in Medical Science in 1996.

Class III Directors — Terms to Expire in 2004

Dr. Sudhir Agrawal	Director since 1993

      Dr. Sudhir Agrawal, age 50, joined the Company in 1990 and has been the Company’s Chief Scientific Officer since January 1993, Senior Vice President of Discovery since March 1994 and President since February 2000. Prior to his appointment as Chief Scientific Officer, Dr. Agrawal served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993. He also served as Acting Chief Executive Officer from February 2000 until September 2001. Prior to joining the Company, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation for Biomedical Research from 1987 to 1991 and served as a Research Associate at Medical Research Council’s Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986, studying DNA chemistry and synthetic oligonucleotides. He is a member of the editorial board of Antisense Research & Development Journal, Trends in Molecular Medicine, Investigational Drug Journal and Current Cancer Drug Targets, and is associate editor of Molecular Biotechnology.

Youssef El Zein	Director since 1992

      Youssef El Zein, age 55, has been Vice Chairman of the Company’s Board of Directors since February 1997. Mr. El Zein has been Chairman and Chief Executive Officer of Pillar S.A., a private investment and management consulting firm, since 1991 and has served as a member of the Board of WorldCare Group, a telemedicine and insurance company, since 1993. Mr. El Zein is also Managing Director of Optima Life Sciences Ltd., a biotechnology investment fund.

Stephen R. Seiler	Director since 2001

      Stephen R. Seiler, age 47, has been Chief Executive Officer of the Company since September 2001. Mr. Seiler was Executive Vice President, Planning, Investment & Development at Elan Corporation, plc from 1995 to June 2001. He worked as an investment banker at Paribas Capital Markets in both London and New York from 1991 to 1995 where he was founder and head of Paribas’s pharmaceutical investment banking group.

Executive Officers

     The response to this Item in connection with executive officers of the Company is contained under the caption “Executive Officers and Key Employees of Hybridon.” in Part I of the Company’s Annual Report on Form 10-K and is incorporated herein by reference.

Audit Committee

      Each of the members of the Audit Committee are independent as defined under the American Stock Exchange rules that become applicable to the Company on the date of the Company’s 2004 Annual Meeting of Stockholders, including the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee of the board of directors are Dr. Wyngaarden and Messrs. Hartley and Reardon. The Board of Directors has determined that Mr. Reardon, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by individuals and entities required to make filings (“Reporting Persons”) pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons, the Company believes that during 2003 all filings required to be made by its Reporting Persons were timely made in accordance with the Exchange Act except that each of the following Reporting Persons failed to timely file a Form in connection with transactions effected during 2003 and prior years on the number of occasions set forth in parentheses after each Reporting Person’s name: Youssef El Zein (one Form 4 covering one transaction), Dr. Paul C. Zamecnik (two Form 4s covering two transactions), C. Keith Hartley (one Form 4 covering one transaction), Dr. James B. Wyngaarden (one Form 4 covering one transaction), Dr. R. Russell Martin (one Form 5 in lieu of Form 4 covering one transaction) and Optima Life Sciences Limited (one Form 3 covering one transaction).

Code of Business Conduct and Ethics

      The Company has adopted a written Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company has posted a current copy of the Code in the Corporate Governance section of the Company’s website, which is located at www.hybridon.com. In addition, the Company intends to post on its website all disclosures that are required by law or American Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of the Code.

Item 11. Executive Compensation

Executive Compensation

      The following table sets forth the compensation for the Chief Executive Officer of the Company and the three other executive officers of the Company (collectively, the “Named Executive Officers”):

Summary Compensation Table

								Long-Term
								Compensation
		Annual Compensation						Awards

								Securities
						Other Annual		Underlying	All Other
Name and Principal Position		Salary($)		Bonus($)		Compensation($)		Options(#)	Compensation(1)($)

Stephen R. Seiler	2003	$360,000		$100,000		$15,707	(2)	—	$18,115
Chief Executive Officer	2002	360,000		—		14,376	(2)	350,000	64,086
	2001	120,000	(3)	—		4,249	(2)	3,640,000	6,553
Sudhir Agrawal, D. Phil	2003	360,000		100,000		65,000	(4)	—	41,616
President and Chief	2002	360,000		100,000		64,624	(4)	—	47,039
Scientific Officer	2001	345,000		300,000	(5)	63,750	(4)	5,141,737	35,712
Robert G. Andersen	2003	258,000		120,000		14,489	(2)	—	22,877
Chief Financial Officer,	2002	258,000		60,000		13,294	(2)	—	18,400
Vice President of Operations,	2001	251,000		172,500	(5)	11,549	(2)	400,000	11,043
Treasurer and Secretary
R. Russell Martin, M.D.	2003	250,250		10,000		14,397	(2)	15,000	31,000
Senior Vice President	2002	250,250		15,000		13,212	(2)	—	16,569
of Drug Development	2001	250,250		—		17,172	(2)	50,000	11,988
and Chief Medical Officer

(1)	All Other Compensation represents compensation paid for the surrender of unused vacation days and 401(k) employer contributions in the applicable year. All Other Compensation for Mr. Seiler also includes relocation benefits paid to Mr. Seiler in 2002 and in 2001.

	2003	2002	2001

Stephen R. Seiler
401(k)	$6,000	$5,500	$—
Compensation paid for the surrender of unused vacation days	12,115	12,692	—
Relocation benefits	—	45,894	6,553

Total for Stephen R. Seiler	$18,115	$64,086	$6,553

Sudhir Agrawal, D. Phil
401(k)	$7,000	$5,500	$5,250
Compensation paid for the surrender of unused vacation days	34,616	41,539	30,462

Total for Sudhir Agrawal, D. Phil	$41,616	$47,039	$35,712

Robert G. Andersen
401(k)	$7,000	$5,500	$5,250
Compensation paid for the surrender of unused vacation days	15,877	12,900	5,793

Total for Robert G. Andersen	$22,877	$18,400	$11,043

R. Russell Martin, M.D.
401(k)	$7,000	$5,500	$5,250
Compensation paid for the surrender of unused vacation days	24,000	11,069	6,738

Total for R. Russell Martin, M.D.	$31,000	$16,569	$11,988

(2)	Represents premiums paid by the Company for life, disability and health insurance in the applicable year.

(3)	Mr. Seiler joined the Company as Chief Executive Officer in September 2001.

(4)	Other Annual Compensation paid to Dr. Agrawal consists of:

	2003	2002	2001

Cash paid in lieu of employee benefits pursuant to Dr. Agrawal’s employment agreement	$48,591	$50,000	$52,337
Premiums paid by the Company for life, disability and health insurance	16,409	14,624	11,413

Total	$65,000	$64,624	$63,750

(5)	Represents bonus paid in cash and in stock valued at $0.5625 per share, the fair market value on the date the bonus was awarded, as follows:

		Value Paid	No. of Shares
Name	Paid in Cash	in Stock	Received

Sudhir Agrawal, D. Phil	$200,000	$100,000	94,400
Robert G. Andersen	$115,000	$57,500	63,071

      The number of shares of Common Stock received by each of Dr. Agrawal and Mr. Andersen reflects the deduction of a number of shares of Common Stock having a value equal to the amount of the required withholding taxes paid by the Company with respect to the issuance of such shares.

2003 Option Grants

      The following table sets forth certain information concerning grants of stock options made during fiscal 2003 to Dr. Martin. None of the other Named Executive Officers were granted options in 2003:

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation For
	Underlying	Granted to	Exercise		Option Term($)(2)
	Option	Employees in	Price Per	Expiration
Name	Grants(#)	Fiscal Year(%)(1)	Share($)	Date	0%	5%	10%

R. Russell Martin, M.D.(3)	15,000	2%	$1.12	12/16/13	—	$10,565	$26,775

(1)	The percentage of total options granted to employees in 2003 is calculated based on options to purchase 654,179 shares of Common Stock granted to employees during 2003 under the Company’s equity incentive plans.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. The value is based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the options were granted until their expiration date. These numbers are calculated based on the requirements of the SEC and do not represent an estimate or projection of the future price of the Company’s Common Stock. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in the above table may not necessarily be achieved.

(3)	The options to purchase shares of Common Stock granted to Dr. Martin fully vested on April 1, 2004.

Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values

      The following table sets forth certain information concerning options exercised by Dr. Agrawal in 2003 and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2003.

Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised Options		In-the-Money Options at
	Shares		At Fiscal Year-End		Fiscal Year-End(1)
	Acquired on	Value
	Exercise(#)	Realized($)	Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)

Stephen R. Seiler	—	$—	2,257,500	1,732,500	$761,950	$519,750
Sudhir Agrawal, D. Phil	10,000	8,500	4,959,000	1,760,000	2,095,217	554,400
Robert G. Andersen	—	—	1,067,121	33,334	372,041	19,250
R. Russell Martin, M.D.	—	—	394,330	15,000	249,246	300

(1)	The closing price for the Common Stock as reported by the American Stock Exchange on December 31, 2003 was $1.14 per share. Value is calculated on the basis of the difference between the option exercise price and $1.14, multiplied by the number of shares of Common Stock underlying the option.

Employment Agreements, Termination of Employment and Change in Control Arrangements

      Hybridon is a party to an employment agreement with Mr. Seiler for a term commencing on September 1, 2001 and ending on September 1, 2006. Under this agreement, Mr. Seiler serves as Chief Executive Officer of the Company and is entitled to receive an annual base salary of $360,000. Mr. Seiler is also entitled to receive an annual bonus as determined by the Compensation Committee. If Mr. Seiler’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Mr. Seiler his annual base salary for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) September 1, 2006, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Mr. Seiler terminates his employment for any reason within 13 months of the change of control, the Company will pay to Mr. Seiler a lump sum cash payment equal to the lesser of (a) two times Mr. Seiler’s annual base salary at the time of termination and (b) the product of Mr. Seiler’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Mr. Seiler with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Mr. Seiler has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company.

      In connection with entering into his employment agreement, the Company granted to Mr. Seiler options to purchase 3,150,000 shares of Common Stock at an exercise price of $0.84 per share and options to purchase 490,000 shares of Common Stock at an exercise price of $0.71 per share. In addition, Mr. Seiler purchased 510,000 shares of Common Stock at a purchase price of $0.84 per share. If Mr. Seiler’s employment is terminated by the Company without cause or by Mr. Seiler for good reason, any options granted to Mr. Seiler will vest as of the date of termination to the extent such options would otherwise have been vested as of September 1, 2006 if he had remained employed by the Company through such date.

      Hybridon is a party to an employment agreement with Dr. Agrawal for a term commencing on April 1, 2002 and ending on April 1, 2007. Under this agreement, Dr. Agrawal serves as the Company’s President and Chief Scientific Officer and is entitled to receive an annual base salary of $360,000. Dr. Agrawal is also entitled to receive an annual bonus as determined by the Compensation Committee. The Company has agreed that if the value of specified employee benefits paid on behalf of Dr. Agrawal during any calendar year does not exceed 20% of Dr. Agrawal’s annual base salary, the Company will pay Dr. Agrawal the difference between the actual amounts paid or contributed and 20% of his annual base salary up to a maximum of $50,000. If Dr. Agrawal’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Dr. Agrawal his annual base salary and provide Dr. Agrawal with his benefits for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) April 1, 2007, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Dr. Agrawal terminates his employment for any reason within 13 months of the change of control, the Company will pay to Dr. Agrawal a lump sum cash payment equal to the lesser of (a) two times Dr. Agrawal’s annual base salary at the time of termination and (b) the product of Dr. Agrawal’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Dr. Agrawal with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Dr. Agrawal has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company. If Dr. Agrawal’s employment is terminated by the Company without cause or by Dr. Agrawal for good reason, any options granted to Dr. Agrawal will vest as of the date of termination to the extent such options would otherwise have been vested as of April 1, 2007 if he had remained employed by the Company through such date.

      Hybridon is a party to an employment agreement with Mr. Andersen for a term commencing on April 1, 2002 and ending on April 1, 2006. Under this agreement, Mr. Andersen serves as the Company’s Chief Financial Officer and Vice President of Operations. Effective January 1, 2004, Mr. Andersen is entitled to receive an annual base salary of $297,000. Mr. Andersen is also entitled to receive an annual bonus as determined by the Compensation Committee. If Mr. Andersen’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Mr. Andersen his annual base salary and provide Mr. Andersen with his benefits for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) April 1, 2006, but in no event for a period of less than 12 months, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Mr. Andersen terminates his employment for any reason within 13 months of the change of control, the Company will pay to Mr. Andersen a lump sum cash payment equal to the lesser of (a) two times Mr. Andersen’s annual base salary at the time of termination and (b) the product of Mr. Andersen’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Mr. Andersen with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Mr. Andersen has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company. If Mr. Andersen’s employment is terminated by the Company without cause or by Mr. Andersen for good reason, any options granted to Mr. Andersen will vest as of the date of termination to the extent such options would otherwise have been vested as of April 1, 2006 if he had remained employed by the Company through such date.

      Hybridon is a party to an employment agreement with Dr. Martin that provides that in the event his employment is terminated by the Company without cause or by him for good cause, the Company will continue to pay him, during the six-month period following termination, a monthly amount equal to one-twelfth of the sum of his annual base salary as of the date of termination and the average annual bonus paid to him during the three years preceding termination. These payments may continue for up to an additional six months beyond the initial six-month severance period until he has found other employment. The Company will also continue his benefits for such period, subject to earlier termination under specified circumstances.

      Dr. Martin has expressed an interest in retiring from the Company in 2004, and the Company is actively searching for a replacement. The Company has entered into an agreement with Dr. Martin that provides for Dr. Martin to retire on June 30, 2004 and for the Company to continue paying Dr. Martin his base salary for three months after he retires. In addition, the Company has agreed that Dr. Martin’s will have the right to exercise his stock options within a 12-month period following his retirement date.

      All options granted to Mr. Seiler, Dr. Agrawal, Mr. Andersen and Dr. Martin will become fully exercisable upon a change of control of Hybridon.

Director Compensation

Meeting Fees

      Members of the Board of Directors who are not employees of the Company are paid $1,250 for personal attendance and $500 for telephonic attendance at Board of Directors and committee meetings. These directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors and committee meetings.

      In 2003, the Board established a policy under which non-employee directors may elect to receive their compensation for meeting attendance in cash or in a number of shares of Common Stock determined by dividing the fees for meetings attended by 85% of the fair market value of the Company’s Common Stock on the first business day of the quarter following the quarter in which fees are earned. In connection with this policy, directors elected to receive Common Stock in lieu of cash for Board of Director and committee meeting fees earned during 2003 as follows:

		Shares of
Director	Date of Issuance	Common Stock	Cash Forgone

Dr. Wyngaarden	October 1, 2003	2,813	$2,750
Dr. Zamecnik	October 1, 2003	3,069	3,000
Mr. Reardon	January 6, 2004	5,160	5,000
Dr. Wyngaarden	January 6, 2004	9,288	9,000
Dr. Zamecnik	January 6, 2004	2,580	2,500

Annual Retainers

      In addition to meeting fees, in 2003 the Company paid the Chairman of the Board an annual retainer of $60,000, which was paid in monthly installments, and paid the Chairman of the Audit Committee an annual retainer of $15,000, which was paid in quarterly installments. All other non-employee directors were paid an annual retainer of $10,000, which was paid in quarterly installments.

Equity Compensation

      In June 2003, the Company’s stockholders approved an amendment to Hybridon’s 1995 Director Stock Option Plan. The amended 1995 Director Stock Option Plan provides for the grant of options to purchase 25,000 shares of Common Stock to each non-employee director upon his or her initial election to the Board of Directors and for automatic quarterly grants of options to purchase an additional 3,750 shares of Common Stock to each non-employee director on the first day of each calendar quarter. All options are granted with exercise prices equal to the fair market value of the Common Stock on the date of grant. All options vest on the first anniversary of the date of grant. The vesting of all options granted under the 1995 Director Stock Option Plan will be automatically accelerated upon the occurrence of a change in control of the Company, as defined in the 1995 Director Stock Option Plan.

      In 2003, the Company granted the following stock options to its directors under the 1995 Director Stock Option Plan:

•	On July 1, 2003, each of the non-employee directors was granted an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $0.83 per share.

•	On October 1, 2003, each of the non-employee directors was granted an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $1.15 per share.

      In addition to the stock options granted under the 1995 Director Stock Option Plan, in 2003 the Company granted the following options to its directors under the 1997 Stock Incentive Plan:

•	On March 13, 2003, Mr. Hartley, Dr. Georges Anthony Marcel, who served as a director of the Company from December 2002 through February 2004, and Mr. Reardon each was granted an option to purchase 20,000 shares of Common Stock at an exercise price of $0.79 per share.

•	On April 1, 2003, each of the non-employee directors was granted an option to purchase 3,750 shares of Common Stock at an exercise price of $0.70 per share.

All of these options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Except for the March 13, 2003 grants, all of these options vest in full on the first anniversary of the date of grant. The March 13, 2003 grants to Dr. Marcel, a former director, and Mr. Reardon vested in full on December 13, 2003, and the March 13, 2003 grant to Mr. Hartley was fully vested when granted.

Other Compensation

      On February 4, 2003, Dr. Wyngaarden acquired 20,000 shares of Common Stock in lieu of $15,000 in cash for 2002 meeting fees owed by the Company to Dr. Wyngaarden.

      The Company paid Dr. Zamecnik $20,000 for consulting services provided by Dr. Zamecnik in 2003 and expects to pay Dr. Zamecnik $20,000 in 2004 for such services.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors consists of Messrs. Hartley and Reardon and Dr. Wyngaarden. Mr. Reardon joined the Compensation Committee in March 2003. Mr. El Zein served on the Compensation Committee until March 2003. No member of the Company’s Compensation Committee was at any time during 2003, or was formerly, an officer or employee of the Company. Pillar S.A., an affiliate of Mr. El Zein, was compensated for non-director services in the first quarter of 2003 while he was still a member of the committee. See “Item 13. Certain Relationships and Related Transactions.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      On April 26, 2004, Hybridon had 101,948,669 shares of Common Stock issued and outstanding. The following table sets forth certain information about the beneficial ownership of Common Stock, as of April 26, 2004, by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation” below and (iv) all directors and executive officers as a group.

		Percentage of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficial Ownership	Outstanding(1)

5% Stockholders
Youssef El Zein(2)	9,598,789	9.2%
c/o Optima Life Sciences Limited St. James’s Chambers 64A Athol Street Isle of Man IM1 1JE
Optima Life Sciences Limited(3)	7,150,495	6.9%
St. James’s Chambers 64A Athol Street Isle of Man IM1 1JE
Great Point Partners LLC(4)	6,694,300	6.6%
2 Pickwick Plaza, Suite 450 Greenwich, CT 06830
Jeffrey R. Jay, M.D.(5)	6,694,300	6.6%
2 Pickwick Plaza, Suite 450 Greenwich, CT 06830

Other Directors and Executive Officers
Sudhir Agrawal, D. Phil(6)	5,248,660	4.9%
Stephen R. Seiler(7)	3,082,700	2.9%
Robert G. Andersen(8)	1,157,026	1.1%
Paul C. Zamecnik, M.D.(9)	993,843	1.0%
James B. Wyngaarden, M.D.(10)	734,253	*
R. Russell Martin, M.D.(11)	486,955	*
C. Keith Hartley(12)	209,518	*
William S. Reardon(13)	33,910	*
All directors and executive officers as a group (9 persons)(14)	21,545,654	18.9%

*	Less than 1%

(1)	The number of shares beneficially owned by each person is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the stockholder has the sole or shared voting power or investment power and also any shares that the stockholder has the right to acquire within 60 days of April 26, 2004 through the conversion of any convertible security or the exercise of any stock option, warrant or other right. Unless otherwise indicated, each stockholder has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	Includes 32,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004. Also includes (a) 1,650,114 shares of Common Stock issuable upon the exercise of warrants held by Optima Life Sciences Ltd. (“Optima”), (b) 5,500,381 shares of Common Stock held by Optima and (c) 587,709 shares of Common Stock issuable upon the exercise of warrants held by Pillar Investment Ltd. (“Pillar”). Mr. El Zein is a director of Pillar and a director of Optima. Pillar is the manager and investment advisor of Optima and holds all of the voting shares of Optima. Because of his relationship with Pillar and Optima, Mr. El Zein may be deemed to beneficially own all of the shares of Common Stock that Pillar and Optima beneficially own. Mr. El Zein is a director of the Company.

(3)	Includes 1,650,114 shares of Common Stock issuable upon the exercise of warrants held by Optima.

(4)	Consists of 4,552,100 shares of Common Stock held by Biomedical Value Fund, LP and 2,142,200 shares of Common Stock held by Biomedical Offshore Value Fund Ltd.

(5)	Dr. Jay has voting and investment power with respect to the shares held by Biomedical Value Fund, LP and Biomedical Offshore Value Fund Ltd. as set forth in Note (4), above.

(6)	Includes 5,116,500 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004.

(7)	Includes 2,572,500 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004, and 200 shares of Common Stock held by Mr. Seiler’s children.

(8)	Includes 1,100,455 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004.

(9)	Includes 204,950 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004, and 20,548 shares of Common Stock issuable upon the exercise of warrants.

(10)	Includes 533,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004, and 10,274 shares of Common Stock issuable upon the exercise of warrants.

(11)	Includes 388,205 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004.

(12)	Includes 38,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004.

(13)	Includes 28,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following April 26, 2004.

(14)	Includes 10,016,610 shares of Common Stock subject to outstanding stock options held by the directors and executive officers, which are exercisable within the 60-day period following April 26, 2004, and 30,822 shares of Common Stock issuable upon the exercise of warrants held by directors and officers. Also includes securities owned by Optima and Pillar as set forth in Note (2) above.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 about the Company’s Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by stockholders(1)	8,495,254	$0.74	4,811,038
Equity compensation plans not approved by stockholders(2)	6,837,293	$0.82	0

Total	15,332,547	$0.77	4,811,038

(1)	Includes the Company’s:

•	1990 Stock Option Plan

•	1995 Stock Option Plan

•	1995 Employee Stock Purchase Plan

•	1995 Director Stock Option Plan

•	1997 Stock Incentive Plan

(2)	Includes

•	Non-Statutory Stock Option Agreements issued to Stephen R. Seiler, effective as of July 25, 2001;

•	Non-Statutory Stock Option Agreements issued to Dr. Sudhir Agrawal, effective as of April 2, 2001 and July 25, 2001; and

•	Warrants issued to consultants.

Non-Statutory Stock Option Agreements with Mr. Seiler

      In 2001, the Company granted to Mr. Seiler non-statutory stock options outside of any equity compensation plan approved by the Company’s stockholders, pursuant to the terms of two Non-Statutory Stock Option Agreements, as follows:

•	A Non-Statutory Stock Option Agreement providing for the purchase of 3,150,000 shares of Common Stock at an exercise price of $0.84 per share. The option under this agreement vests in 20 equal quarterly installments commencing on December 1, 2001; and

•	A Non-Statutory Stock Option Agreement providing for the purchase of 490,000 shares of Common Stock at an exercise price of $0.71 per share. The option under this agreement vests in four equal quarterly installments commencing on September 1, 2001 and was fully vested on September 1, 2002.

      If Mr. Seiler’s employment is terminated by the Company without cause or by Mr. Seiler for good reason, each of Mr. Seiler’s options will vest as of the date of termination to the extent such options would otherwise have been vested as of September 1, 2006 if he had remained employed by the Company through such date. All options granted to Mr. Seiler will become fully exercisable upon a change of control of Hybridon.

Non-Statutory Stock Option Agreements with Dr. Agrawal

      In 2001, the Company granted to Dr. Agrawal non-statutory stock options outside of any equity compensation plan approved by the Company’s stockholders, pursuant to the terms of four Non-Statutory Stock Option Agreements, as follows:

•	A Non-Statutory Stock Option Agreement providing for the purchase of 1,260,000 shares of Common Stock at an exercise price of $0.825 per share. The option under this agreement vests in eight quarterly installments commencing on March 28, 2004;

•	A Non-Statutory Stock Option Agreement providing for the purchase of 550,000 shares of Common Stock at an exercise price of $0.825 per share. The option under this agreement is fully vested;

•	A Non-Statutory Stock Option Agreement providing for the purchase of 287,293 shares of Common Stock at an exercise price of $1.063 per share. The option under this agreement is fully vested; and

•	A Non-Statutory Stock Option Agreement providing for the purchase of 500,000 shares of Common Stock at an exercise price of $0.825 per share. The option under this agreement vests in its entirety on September 1, 2006.

      If Dr. Agrawal’s employment is terminated by the Company without cause or by Dr. Agrawal for good reason, each of Dr. Agrawal’s options will vest as of the date of termination to the extent such options would otherwise have been vested as of April 1, 2007 if he had remained employed by the Company through such date. All options granted to Dr. Agrawal will become fully exercisable upon a change of control of Hybridon.

Warrants Issued to Consultants

      In 2002 and 2001, the Company issued warrants to purchase shares of Common Stock to consultants outside of any equity compensation plan approved by the Company’s stockholders, as follows:

		Exercise	Warrant
Year of Issuance	Shares	Price	Expiration

2002	100,000	$1.65	January 2007
2001	500,000	$0.50	March 2006

      No warrants were issued to consultants in 2003.

Item 13. Certain Relationships and Related Transactions

      Since January 1, 2003, Hybridon has entered into or has been engaged in the following transactions with the following Hybridon directors, officers and stockholders who beneficially owned more than 5% of the outstanding Common Stock of Hybridon at the time of these transactions, as well as affiliates or immediate family members of those directors, officers and stockholders. Hybridon believes that the terms of the transactions described below were no less favorable than Hybridon could have obtained from unaffiliated third parties.

Conversion of Series A Convertible Preferred Stock

      At a special meeting of stockholders held on December 4, 2003, holders of the Company’s Common Stock and Series A Convertible Preferred Stock approved amendments to the Company’s Certificate of Incorporation that reduced the liquidation preference and annual dividend rate on the Company’s Series A Convertible Preferred Stock. The amendments also provided that during a 60-day period that ended on February 2, 2004, shares of the Company’s Series A Convertible Preferred Stock could be converted into a number of shares of Common Stock that was 25% greater than the number of shares that would otherwise be issuable upon conversion of the Series A Convertible Preferred Stock. During the 60-day period, holders of 722,092 shares of the Company’s Series A Convertible Preferred Stock, or 99.9% of the Series A Convertible Preferred Stock outstanding, converted their shares into 21,238,028 shares of Common Stock, including the following stockholders who beneficially owned more than 5% of the outstanding shares of Common Stock on an as-converted basis at the time of the conversion:

	Shares of Series A	Shares of
Holder	Preferred Stock	Common Stock

Founders Financial Group, LP	96,207	2,829,618
General Motors Employees Domestic Group Trust	152,520	4,485,884
Guardian Life Insurance Company of America	145,451	4,277,971

Pillar Investment Ltd. and Affiliates

      Youssef El Zein, a Class III director of the Company, is the Chief Executive Officer of Pillar S.A. and a Director of Pillar Investment Ltd. In 2003, the Company:

•	paid $195,000 to Pillar for consulting services relating to international investor relations;

•	paid $100,000 to Pillar for consulting services related to the repurchase of the Company’s Common Stock from certain stockholders; and

•	paid $255,000 to Pillar and issued to Pillar warrants to purchase 587,709 shares of Common Stock at an exercise price of $1.00 per share as placement agent fees in connection with the Company’s August 2003 private placement.

      During the first quarter of 2004, the Company did not pay compensation to, or receive services from Pillar.

      In addition, Optima Life Sciences Limited, which is controlled by Pillar Investment Ltd., purchased 5,500,381 shares of Common Stock and warrants to purchase 1,650,114 additional shares of Common Stock in the August 2003 private placement.

TMC Development

      On September 1, 2002, the Company entered into an agreement with TMC Development to provide consulting, advisory and related services to Hybridon. Dr. Marcel, who served as director of the Company from December 13, 2002 through February 13, 2004, is the President and principal stockholder of TMC Development. The Company paid TMC Development $45,000 in 2003 and $15,875 in 2004 for consulting services provided to the Company in 2003 under the agreement.

August 2003 Private Placement

      Drs. Wyngaarden and Zamecnik participated in the August 2003 private placement offering under the same terms as other investors. Dr. Wyngaarden purchased, at a cost of $25,000, 34,246 shares of Common Stock and warrants to purchase 10,274 shares of Common Stock with an exercise price of $1.00 per share; Dr. Zamecnik purchased, at a cost of $50,000, 68,493 shares of Common Stock and warrants to purchase 20,548 shares of Common Stock with an exercise price of $1.00 per share.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Audit Fees

      Ernst & Young LLP’s fees for audit services totaled $167,538 and $266,707 for 2003 and 2002, respectively. Audit services were comprised of services associated with the 2003 annual audit and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

      Ernst & Young LLP’s fees for audit-related services totaled $14,793 and $14,354 for 2003 and 2002, respectively. Audit-related services were comprised of employee benefit plan audits.

Tax Fees

      Ernst & Young LLP’s fees for tax services totaled $64,539 and $45,850 for 2003 and 2002, respectively. Tax services were comprised of tax compliance, tax advice and tax planning services.

All Other Fees

      Ernst & Young LLP did not have any fees for any other services for 2003 or 2002.

Pre-Approval Policies and Procedures

      The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditor. This policy generally provides that the Company will not engage its independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2004.

Hybridon, Inc.
By:	/s/ Robert G. Andersen
Robert G. Andersen
Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit		Filed with this		Filing Date	SEC File
Number	Description	Form 10-K/A	Form or Schedule	with SEC	Number
3.1	Restated Certificate of Incorporation of the Hybridon, Inc., as amended.		8-A	December 4, 2003	001-31918
3.2	Amended and Restated Bylaws of Hybridon, Inc.		S-1	November 6, 1995	33-99024
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Hybridon, Inc.		S-1	December 8, 1995	33-99024
4.2	Indenture dated as of March 26, 1997 between Forum Capital Markets LLC and Hybridon, Inc.		8-K	April 14, 1997	000-27352
4.3	Rights Agreement dated December 10, 2001 by and between Hybridon, Inc. and Mellon Investor Services LLC, as rights agent, as amended.		S-2	October 10, 2003	333-109630
10.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Hybridon, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10.2†	Patent License Agreement effective as of October 13, 1994 between Hybridon, Inc. and McGill University.		S-1	November 6, 1995	33-99024
10.3†	License Agreement effective as of October 25, 1995 between Hybridon, Inc. and the General Hospital Corporation.		S-1	November 6, 1995	33-99024
10.4†	License Agreement dated as of October 30, 1995 between Hybridon, Inc. and Yoon S. Cho-Chung.		S-1	November 6, 1995	33-99024
10.5	Registration Rights Agreement dated as of February 21, 1990 between Hybridon, Inc., University of Massachusetts Medical Center and Paul C. Zamecnik.		S-1	November 6, 1995	33-99024
10.6††	1990 Stock Option Plan, as amended.		S-1	November 6, 1995	33-99024
10.7††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10.8††	1995 Director Stock Plan.		S-1	November 6, 1995	33-99024
10.9††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024
10.10††	Employment Agreement dated April 1, 2002 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	May 14, 2002	000-27352
10.11††	Consulting Agreement dated as of March 1, 2003 between Hybridon, Inc. and Dr. Paul C. Zamecnik.		10-K	March 31, 2003	000-27352
10.12†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Hybridon, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352
10.13†	Licensing Agreement dated March 12, 1999 by and between Hybridon, Inc. and Integrated DNA Technologies, Inc.		10-K	April 15, 1999	000-27352
10.14†	Licensing Agreement dated September 7,		10-Q	November 15, 1999	000-27352

Incorporated by Reference
Exhibit		Filed with this		Filing Date	SEC File
Number	Description	Form 10-K/A	Form or Schedule	with SEC	Number
1999 by and between Hybridon, Inc. and Genzyme Corporation.
10.15	License Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.16	Assignment of Coexclusive License dated September 20, 2000 by and between Hybridon and the Public Health Service.		S-1/A	December 29, 2000	333-69649
10.17	Oligonucleotide Purification Patent License Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.18	Asset Purchase Agreement dated June 29, 2000 by and between Hybridon and Boston Biosystems, Inc.		Schedule 14A	August 15, 2000	000-27352
10.19†	Assignment of Patent Rights dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.20†	PNT Monomer Patent License and Option Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.21†	Agreement Relating to Patents Forming Part of Acquired Assets but to be Licensed Back to Hybridon for the Purposes of OriGenix Agreements dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.22	Agreement and Mutual Release between Hybridon and MethylGene, Inc. dated March 21, 2001.		10-K	April 13, 2001	000-27352
10.23	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352
10.24†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Hybridon, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.25	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc and Hybridon, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.26	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Hybridon, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.27††	Employment Agreement by and between Stephen R. Seiler and Hybridon, Inc.effective as of July 25, 2001.		10-Q	November 14, 2001	000-27352
10.28	Unit Purchase Agreement by and among Hybridon, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352
10.29††	Employment Agreement dated April 1, 2002 between Hybridon, Inc. and Robert G. Andersen.		10-Q	May 14, 2002	000-27352

Incorporated by Reference
Exhibit		Filed with this		Filing Date	SEC File
Number	Description	Form 10-K/A	Form or Schedule	with SEC	Number
10.30††	Executive Stock Option Agreement for 3,150,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.31††	Executive Stock Option Agreement for 490,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.32††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.33††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.34††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.35	Consulting Agreement effective as of October 1, 2002 between Hybridon, Inc. and Pillar, S.A.		10-Q	October 24, 2002	000-27352
10.36†	License Agreement by and between Louisiana State University and Hybridon, Inc., dated July 1, 1998.		10-K	March 31, 2003	000-27352
10.37	Engagement Letter, dated as of April 18, 2003, by and among Hybridon, Inc., Pillar Investment Limited and PrimeCorp Finance S.A.		S-2	October 10, 2003	333-109630
10.38	Registration Rights Agreement, dated as of August 28, 2003 by and among Hybridon, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.39	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.40	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.41††	Letter Agreement by and between the Hybridon and R. Russell Martin, M.D. dated July 10, 2003, including amendments thereto.	X
23.1	Consent of Ernst & Young LLP.		10-K	March 23, 2004	001-31918
23.2	Limitation of Remedies Against Arthur Andersen LLP.		10-K	March 23, 2004	001-31918
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit		Filed with this		Filing Date	SEC File
Number	Description	Form 10-K/A	Form or Schedule	with SEC	Number
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.