Form 10-Q
period 2004-03-31
HYBRIDON INC
filed 2004-05-17
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ________________.

Commission File Number 001-31918

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	101,989,981

Class	Outstanding as of May 11, 2004

HYBRIDON, INC.

FORM 10-Q

Hybridon® and GEM® are our registered trademarks. Cyclicon™, IMO ™, Amplivax™ and IMOxine™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	PRO FORMA MARCH 31,	DECEMBER 31,
	2004	2004	2003
		NOTE 3
Assets
Current assets:
Cash and cash equivalents	$1,901,407	$11,395,407	$7,607,655
Short-term investments	8,404,854	8,404,854	6,060,420
Receivables	665,072	665,072	202,936
Prepaid expenses and other current assets	203,182	203,182	101,697

Total current assets	11,174,515	20,668,515	13,972,708
Property and equipment, net	404,102	404,102	436,813

	$11,578,617	$21,072,617	$14,409,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$991,339	$991,339	$675,926
Accrued expenses	890,711	890,711	1,123,058
Current portion of deferred revenue	127,537	127,537	127,537
9% convertible subordinated notes payable	1,306,000	—	1,306,000

Total current liabilities	3,315,587	2,009,587	3,232,521
Deferred revenue, net of current portion	619,308	619,308	651,192
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 635 and 489,205 shares at March 31, 2004 and December 31, 2003, Respectively	6	6	4,892
Common stock, $0.001 par value
Authorized—150,000,000 shares
Issued and outstanding — 85,043,496, 101,943,296 and 70,482,570 shares at March 31, 2004 actual, March 31, 2004 pro forma and December 31, 2003, respectively	85,043	101,943	70,483
Additional paid-in capital	296,874,316	307,657,416	294,373,630
Accumulated deficit	(289,291,253)	(289,291,253)	(283,882,840)
Accumulated other comprehensive gain (loss)	1,852	1,852	(2,995)
Deferred compensation	(26,242)	(26,242)	(37,362)

Total stockholders’ equity	7,643,722	18,443,722	10,525,808

	$11,578,617	$21,072,617	$14,409,521

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Alliance revenue	$645,185	$334,834

Operating expenses:
Research and development	2,805,340	2,405,965
General and administrative (Note 9)	896,641	3,223,889
Stock-based compensation from repriced options (*)	(317,138)	5,871

Total operating expenses	3,384,843	5,635,725

Loss from operations	(2,739,658)	(5,300,891)
Other income (expense):
Investment income, net	36,149	82,693
Interest expense	(29,385)	(29,385)

Net loss	(2,732,894)	(5,247,583)
Accretion of preferred stock dividends (Note 7)	(2,675,519)	(1,071,254)

Net loss applicable to common stockholders	$(5,408,413)	$(6,318,837)

Basic and diluted net loss per share (Note 4)	$(0.04)	$(0.12)

Basic and diluted net loss per share applicable to common stockholders (Note 4)	$(0.07)	$(0.14)

Shares used in computing basic and diluted loss per common share	80,972,146	45,700,346

(*) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(230,369)	$5,871
General and administrative	(86,769)	—

Total	$(317,138)	$5,871

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(2,732,894)	$(5,247,583)
Adjustments to reconcile net loss to net cash used in operating activities -
Stock repurchase expense (Note 9)	—	1,857,214
Stock-based compensation	(317,138)	5,871
Depreciation and amortization	64,163	127,895
Issuance of common stock for services rendered	72,286	54,000
Non-cash interest expense	29,385	29,385
Changes in operating assets and liabilities -
Accounts receivable	(462,136)	209,638
Prepaid expenses and other current assets	(101,485)	(346,524)
Accounts payable and accrued expenses	53,681	(324,689)
Deferred revenue	(31,884)	(172,907)

Net cash used in operating activities	(3,426,022)	(3,807,700)

Cash Flows From Investing Activities:
Maturities of held-to-maturity investments	—	7,700,000
Purchase of available for sale securities	(4,357,371)	—
Proceeds from sale of available-for-sale securities	2,000,000	1,399,987
Purchase of property and equipment	(2,548)	(17,459)

Net cash (used in) provided by investing activities	(2,359,919)	9,082,528

Cash Flow From Financing Activities:
Issuance costs from financing	(15,883)	—
Proceeds from exercise of common stock options and warrants	95,576	40,394
Repurchase of common stock (Note 9)	—	(5,339,489)
Payments on capital lease	—	(23,627)

Net cash provided by (used in) financing activities	79,693	(5,322,722)

Net decrease in cash and cash equivalents	(5,706,248)	(47,894)
Cash and cash equivalents, beginning of period	7,607,655	4,527,500

Cash and cash equivalents, end of period	$1,901,407	$4,479,606

Supplemental disclosure of non cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends (Note 7)	$(569,841)	$1,071,254

Dividend from induced conversion of Series A preferred stock (Note 7)	$3,245,360	$—

Conversion of Series A preferred stock into common stock	$14,370	$10

Issuance of stock for services	$72,286	$54,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics and diagnostics using synthetic DNA. The Company’s activities are based on two technologies: immunomodulatory oligonucleotide (IMO) technology, which modulates responses of the immune system using synthetic DNA containing specific sequences that mimic bacterial DNA, and antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level.

(2)	Unaudited Interim Financial Statements

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004.

(3)	Pro Forma Balance Sheet

In April 2004, the Company raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, the Company sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable at any time on or after October 21, 2004 and on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period ending within 30 days prior to providing notice of redemption is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, will total approximately $10.8 million.

On April 1, 2004, the Company’s 9% convertible subordinated notes matured. As a result, the Company paid $1,306,000 to the note holders in payment of the outstanding indebtedness plus accrued interest through the maturity date of $58,770. The Company has no additional notes outstanding.

The unaudited pro forma balance sheet as of March 31, 2004 reflects the receipt of approximately $10.8 million of net proceeds from the common stock offering and the payment of amounts outstanding under the 9% convertible subordinated notes as if these transactions had occurred on March 31, 2004.

(4)	Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(2,732,894)	$(5,247,583)
Accretion of preferred stock dividends	(2,675,519)	(1,071,254)

Numerator for basic and diluted loss per share applicable to common shareholders	$(5,408,413)	$(6,318,837)

Denominator for basic and diluted loss per share	80,972,146	45,700,346

Loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.12)
Accretion of preferred stock dividends	(0.03)	(0.02)

Net loss per share applicable to common stockholders	$(0.07)	$(0.14)

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2004 and 2003, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 24,983,929 and 34,261,704 for the three months ended March 31, 2004 and 2003, respectively. These antidilutive securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

(5)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2004 and December 31, 2003 consisted of cash and money market funds.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive gain (loss)” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the three month period ended March 31, 2004. For the three month period ended March 31, 2003, the Company had $445 of realized gains included in “Investment income, net” on the accompanying consolidated statement of operations from available-for-sale securities sold in February 2003. There were no losses or permanent declines in value included in “investment income” for any securities in the three months ended March 31, 2004 and 2003.

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s investments consisted of the following at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Short-term investments
Available-for-sale at market value:
Government bonds	$3,357,894	$999,420
Corporate bonds	1,546,960	1,561,000
Auction securities	3,500,000	3,500,000

Total	$8,404,854	$6,060,420

(6)	Stock-Based Compensation Related to Repriced Options

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended March 31, 2004, the Company recognized a credit of approximately $317,000 as stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and March 31, 2004. For the three months ended March 31, 2003, the Company recognized approximately $6,000 as stock compensation expense for repriced options exercised at times when the market value per share of common stock was higher than its value at December 31, 2002. The Company did not have a charge or credit for the first quarter of 2003 for changes in intrinsic value on outstanding repriced options because the fair market value of its common stock at March 31, 2003 was the same as the fair market value of its common stock at December 31, 2002.

(7)	Series A Convertible Preferred Stock Dividend

On December 4, 2003, the Company’s stockholders approved amendments to the Company’s Restated Certificate of Incorporation that:

•	reduced the liquidation preference of the Company’s Series A convertible preferred stock from $100 per share to $1 per share;

•	reduced the annual dividend on the Company’s Series A convertible preferred stock from 6.5% to 1%; and

•	increased the number of shares of the Company’s common stock issuable upon conversion of the Company’s Series A convertible preferred stock by 25% over the number of shares that would otherwise be issuable for a 60-day conversion period between December 4, 2003 and February 2, 2004 inclusive.

As a result of these amendments, during the 60-day conversion period, the conversion ratio was increased so that the Series A convertible preferred stockholders could receive approximately 29.41 shares of common stock for each share of Series A convertible preferred stock converted instead of the stated conversion rate of 23.53 shares. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. For the three months ended March 31, 2004 the Company recorded $3.2 million of preferred stock dividends related to the additional shares issued. During the 60-day conversion period, 99.9% of the Series A convertible preferred stock was converted to common stock.

The combined effects of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions are as follows:

	December 3, 2003	December 31, 2003	March 31, 2004
Shares:
Series A convertible preferred stock outstanding	722,727	489,205	635
Common stock issued upon conversions (cumulative)	—	6,868,288	21,238,028
Common stock outstanding	63,595,442	70,482,570	85,043,496
Series A convertible preferred stock liquidation preference	$73,055,654	$494,912	$643
Annual dividend amount on Series A convertible preferred stock	$4,697,726	$937,643	$864

Dividends are payable semi-annually in arrears at the rate of 1% per annum to holders of Series A convertible preferred stock as of March 15 and September 15, at the election of the Company, either in cash or additional duly authorized, fully paid and nonassessable shares of Series A convertible preferred stock on April 1 and October 1 of each year. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to stockholders. The Series A preferred stock is non-voting. All shares of Series A convertible preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $4.25 per share, subject to adjustment as defined.

Through March 31, 2004, the Company has always elected to pay these dividends in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. From January 1, 2004 through March 31, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 were reversed during the period ended March 31, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.

As a result of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions, the Series A convertible preferred stock liquidation preference was reduced from $73,055,654 at December 3, 2003 to $494,912 at December 31, 2003 and $643 at March 31, 2004.

(8)	Related Party Transactions

In the three months ended March 31, 2003, the Company paid Pillar S.A., which is controlled by a director of the Company, $145,000 for consulting services relating to investor relations and the repurchase of the Company’s common stock from certain stockholders. Pillar has not provided consulting or any other services to the Company in the three months ended March 31, 2004.

(9)	Stock Repurchase

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

(10)	Stock-Based Compensation

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

The pro forma effect of applying SFAS No. 123 for the three months ended March 31, 2004 and 2003 would be as follows:

	March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(5,408,413)	$(6,318,837)
Less: stock-based compensation expense (income) included in reported net loss	(317,138)	5,871
Add: stock-based employee compensation expense determined under fair value based method for all awards	(205,735)	(284,035)

Pro forma net income (loss) applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(5,931,286)	$(6,597,001)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.07)	$(0.14)

Pro forma	$(0.07)	$(0.14)

The effects on the three months ended March 31, 2004 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for the years ended December 31, 2004 and 2003 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are engaged in the discovery and development of novel therapeutics using synthetic DNA. Our activities are primarily based on two technologies:

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

     We have incurred total losses of $289.3 million through March 31, 2004 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. Now that we have strengthened our cash resources, we expect our research and development expenses will increase modestly for the remainder of 2004 if we move our drug candidates into Phase 2 clinical trials as we currently anticipate. We expect our general and administrative expenses for 2004 to remain at approximately the same level as in 2003, excluding for this purpose the $1.9 million charged to general and administrative expenses relating to the repurchase of shares of our common stock in February 2003.

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

     Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003, fit the definition of “critical accounting estimates and judgments.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

  Alliance Revenues

     Total alliance revenues increased by $310,000, or 93%, from $335,000 for the three months ended March 31, 2003 to $645,000 for the three months ended March 31, 2004. Alliance revenue consists of revenue we receive under our collaboration and licensing agreements and in both three-month periods included research and development payments, milestone payments, license fees, sublicense fees, and royalty payments. The increase in the first quarter of 2004 was primarily attributable to increased research and development revenue associated with the supply to a collaborator of product for clinical trials.

  Research and Development Expenses

     Research and development expenses increased by $399,000, or 17%, from $2,406,000 to $2,805,000 for the three months ended March 31, 2004 compared to the same period in 2003. The increase in the first quarter of 2004 was primarily attributable to the cost of clinical supplies to be utilized under one of our collaboration and licensing agreements. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.

     Our two lead drug candidates are HYB2055 and GEM231:

•	HYB2055 is the lead product candidate in our IMO program. We are developing HYB2055 for oncology applications under the name IMOxine. In the three months ended March 31, 2004 and 2003, we incurred approximately $0.6 million and $0.5 million, respectively, in direct external expenses to develop HYB2055. These direct expenses included costs of payments to clinical sites, independent contractors, and vendors for clinical studies and patent preparation costs and related filing fees and exclude internal costs such as payroll and overhead. IMOxine is in a phase 1 clinical trial in the United States in patients with refractory solid tumor cancers. If this trial is completed when anticipated and the results are favorable, we plan to commence a phase 2 clinical trial of IMOxine in the fall of 2004.

•	GEM231 is the lead product candidate in our antisense program. GEM231 is a 2nd generation antisense compound for the treatment of cancer. We incurred approximately $0.1 million in direct external expenses in connection with developing GEM231 in the three months ended March 31, 2004 and March 31, 2003. These direct expenses included patent preparation costs and related filing fees and costs of payments to independent contractors and vendors for clinical studies and exclude internal costs such as payroll and overhead. We are currently conducting a phase 1/2 clinical trial of GEM231 as a combination therapy with irinotecan. If the pharmacokinetic data and other findings from this phase 1/2 trial are favorable, we plan to commence a phase 2 trial using this drug combination in the second half of 2004.

     Because these projects are in early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

  General and Administrative Expenses

     General and administrative expenses decreased by $2,327,000, or 72%, from $3,224,000 in the three months ended March 31, 2003 to $897,000 in the three months ended March 31, 2004. This decrease primarily reflects a one-time expense of $1,857,000 representing the premium over fair market value that we paid in repurchasing shares of our common stock in the first quarter of 2003 and other consulting and professional fees related to the repurchase of our common stock. The decrease also reflects higher legal fees in 2003 related to expenses incurred in our on-going patent interference proceedings. Although we are involved in these proceedings, we do not practice nor do we intend to practice the intellectual property involved in these proceedings (see “Risk Factors — Risk Relating to Intellectual Property” below). Other than the expenses incurred with respect to the stock repurchase and patent interference proceedings, general and administrative expenses in the first quarter of 2004 were relatively consistent with general and administrative expenses in the first quarter of 2003. These expenses consisted primarily of salary expense, professional legal fees associated with our regulatory filing requirements and business development.

  Stock-Based Compensation

     As a result of our repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results include a credit of approximately $317,000 for the three months ended March 31, 2004 as a result of a decrease in the intrinsic value of these options from December 31, 2003 to March 31, 2004. During the three months ended March 31, 2003, the intrinsic value of these options was unchanged, however, we recorded approximately $6,000 of expense for repriced options exercised at times when the market value per share of our common stock was higher than its value at December 31, 2002. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

  Investment Income, net

     Investment income decreased by approximately $47,000, or 57%, from $83,000 in the three months ended March 31, 2003 to $36,000 in the three months ended March 31, 2004 as a result of lower interest income derived from lower cash and investment balances.

  Interest Expense

     Interest expense was constant for the three months ended March 31, 2004 and the three months ended March 31, 2003. Interest expense in both periods relates to the 9% notes which matured and were repaid in full on April 1, 2004.

  Preferred Stock Dividends

     Accretion of preferred stock dividends increased by approximately $1,604,000, or 150%, from $1,071,000 for the three months ended March 31, 2003 to $2,675,000 for the three months ended March 31, 2004. This increase was primarily attributable to the amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. For the three months ended March 31, 2004, we recorded $3.2 million of preferred stock dividends related to the additional shares issued. This additional $3.2 million dividend was partially offset by a reversal of $570,000 of dividends that were accreted in the fourth quarter of 2003 but will not be paid due to 2004 conversions. The amendments also reduced the liquidation preference on our series A convertible preferred stock from $100 per share to $1 per share. The liquidation preference was reduced from $73,055,654 at December 3, 2003 to $643 at March 31, 2004. All preferred stock dividends are payable, at our election, either in cash or shares of series A convertible preferred stock.

  Net Loss Applicable to Common Stockholders

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $5,408,000 for the three months ended March 31, 2004 compared to $6,319,000 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings

We have also funded our cash requirements through the following:

•	manufacturing of synthetic DNA and reagent products by Hybridon Specialty Products, or HSP prior to its sale in 2000;

•	the sale of HSP for which we received a total of $15.0 million in 2000 and 2001; and

•	the sale of our shareholding in MethylGene Inc. for which we received a net of $6.9 million in 2001.

     In April 2004, we raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, we sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable at any time on or after October 21, 2004 and on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, we may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period ending within 30 days prior to providing notice of redemption is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. We may exercise our right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. We expect that the net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, will total approximately $10.8 million

Cash Flows

     As of March 31, 2004, we had approximately $10.3 million in cash, cash equivalents and investments, a decrease of approximately $3.4 million from December 31, 2003.

     We used $3.4 million of cash for operating activities during the three months ended March 31, 2004, principally to fund our research and development expenses and our general and administrative expenses. The $3.4 million primarily consists of our net loss for the period, as adjusted for the credit to operations we recorded for the decrease in the intrinsic value of our repriced options and the increase in our accounts receivable reflecting alliance revenue due and not received as of March 31, 2004.

     We purchased approximately $4.4 million in “available-for-sale” securities and received proceeds of $2.0 million from the sale of “available-for-sale” securities in the three months ended March 31, 2004.

     During the three months ended March 31, 2004, we received approximately $96,000 from the exercise of stock options and warrants. Cash used in other financing activities included cash utilized in filing our registration statement for 20,000,000 shares of our common stock on Form S-3.

     As of March 31, 2004, our outstanding indebtedness consisted of $1.3 million in principal amount of 9% notes maturing in April 2004. These notes were paid in full, as scheduled, on April 1, 2004.

Funding Requirements

     Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with the $10.8 million in net proceeds that we estimate we raised in April 2004, will be sufficient to fund our cash requirements through the second quarter of 2005. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond the second quarter of 2005, we will need to raise additional funds. We expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our internal and external sources of cash are:

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

     We may not be successful in generating funds internally or from external sources on a timely basis, on acceptable terms or at all. If we are unable to obtain additional funds in the future, we may be required to delay, scale back or eliminate some or all of our research and development programs.

Contractual Obligations

     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. On April 1, 2004, we paid our indebtedness in full upon the maturity of our 9% notes.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RISK FACTORS

The following important factors could cause actual results to differ from those indicated by forward-looking statements made by us in this quarterly report on Form 10-Q and elsewhere from time to time.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of March 31, 2004, we had incurred operating losses of approximately $289.3 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

     We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements and the sale of manufactured synthetic DNA and reagent products by our Hybridon Specialty Products Division prior to our selling that division in September 2000. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all.

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our discovery and development programs and other operations.

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash and cash equivalents and short-term investments, together with the $10.8 million in net proceeds that we estimate we raised in April 2004, will be sufficient to fund our cash requirements through the second quarter of 2005. We will need to raise additional funds to operate our business beyond such time.

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

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of a federal obstruction of justice charge. Arthur Andersen LLP has not consented to the inclusion of its audit report with respect to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003, and you may be unable to exercise effective remedies against Arthur Andersen LLP in any legal action.

     Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services for prior fiscal periods through December 31, 2001, including issuing an audit report with respect to our audited consolidated financial statements as of and for the year ended December 31, 2001, which report is included in our annual report on Form 10-K for the year ended December 31,

2003. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a federal obstruction of justice charge arising from the federal government’s investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the Securities and Exchange Commission.

     We were unable to obtain Arthur Andersen LLP’s consent to include its report with respect to our audited consolidated financial statements as of and for the year ended December 31, 2001, in our annual report on Form 10-K for the year ended December 31, 2003. As a result, you may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to those audited consolidated financial statements or any filing that we may make with the Securities and Exchange Commission. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the success of our lead products, HYB2055, our lead 2nd generation IMO compound, and GEM231, our lead 2nd generation antisense compound, which are in clinical development. If we are unable to commercialize either or both of these products, or experience significant delays in doing so, our business will be materially harmed.

     We are investing a significant portion of our time and financial resources in the development of our two lead internal products, HYB2055, our lead 2nd generation IMO compound, and GEM 231, our lead 2nd generation antisense compound. We anticipate that in the near term our ability to generate product revenues will depend heavily on the successful development and commercialization of these products. The commercial success of these products will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from the United States Food and Drug Administration, or FDA, and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.

     Our efforts to commercialize these products are at an early stage, as we are currently conducting phase 1 and phase 1/2 clinical trials of these product candidates. If we are not successful in commercializing either or both of these products, or are significantly delayed in doing so, our business will be materially harmed.

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

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. In 2003, we commenced phase 1 clinical trials of HYB2055, in oncology patients and in healthy volunteers, and we are currently conducting a phase 1/2 clinical trial of GEM231, for the treatment of solid tumor cancer. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to complete these trials or commence and complete any other clinical trials.

The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our products, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

•	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate; and

•	the effects of our products may not be the desired effects or may include undesirable side effects or the products may have other unexpected characteristics.

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

Our product development costs will increase if we experience delays in our clinical trials. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products.

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

     The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. The FDA has only granted marketing approval for one product based on antisense technology which is currently being marketed by another company for the treatment of cytomegalovirus retinitis, an infectious disease, in patients with AIDs. The FDA has not granted marketing approval to any products based on IMO-like technology and no such products are currently being marketed. As a result, it may be more difficult for us to achieve regulatory approval or market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

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

     All of the products that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. In 1997, we determined not to continue clinical development of GEM91, our lead product candidate at the time. Currently, we are conducting clinical trials of two compounds, GEM231 and HYB2055.

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

     Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

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

We may lose our rights to patents, patent applications or technologies of third parties if our licenses from these third parties are terminated. In such an event, we might not be able to develop or commercialize products covered by the licenses.

     We are party to twelve royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2021. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, we became involved in an interference declared by the United

States Patent and Trademark Office involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health. In addition, in 2003, we became involved in an interference declared by the United States Patent and Trademark Office involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and The Massachusetts Institute of Technology. We are neither practicing nor intending to practice the intellectual property involved in either of the interferences of which we are involved.

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

Risks Relating to Product Manufacturing, Marketing and Sales and Reliance on Third Parties

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

Between September 2000 and March 2004, we purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology. In March 2004, our manufacturing agreement with Avecia expired. We are seeking to renew our manufacturing agreement with Avecia. If we are unable to renew this agreement on satisfactory terms or on a timely basis, we may need to seek a new contract manufacturer. If we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired.

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

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our products and our business may suffer.

     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

If we are unable to obtain adequate reimbursement from third party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

     Most patients will rely on Medicare and Medicaid, private health insurers and other third party payors to pay for their medical needs, including any drugs we may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. The Congress recently enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

     A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

     Third party payors are challenging the prices charged for medical products and services, and many third party payors limit reimbursement for newly-approved healthcare products. In particular, third party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

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

Our stock price has been and may in the future be extremely volatile. In addition, because an active trading market for our common stock has not developed, our investors’ ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

     Our stock price has been volatile. During the period from January 1, 2002 to April 1, 2004, the closing sale price of our common stock ranged from a high of $1.85 per share to a low of $0.60 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

     In addition, our common stock has historically been traded at low volume levels and may continue to trade at low volume levels. As a result, any large purchase or sale of our common stock could have a significant impact on the price of our common stock and it may be difficult for investors to sell our common stock in the market without depressing the market price for the common stock or at all.

     As a result of the foregoing, investors may not be able to resell their shares at or above the price they paid for such shares. Investors in our common stock must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of their investment in our stock could decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of March 31, 2004, we have no assets and liabilities related to nondollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 4, 2004, the Company issued 50,000 shares of common stock to an independent consultant in lieu of $60,000 in consulting fees. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, as an exemption from registration for the newly issued common stock.

     During the first quarter of 2004, the Company issued 68,176 shares of common stock upon the exercise of warrants to purchase common stock. The Company issued 61,054 of these shares upon the payment of $53,190 in cash and 7,122 of these shares upon the cancellation of warrants to purchase 21,315 shares surrendered in cashless warrant exercise transactions. The Company relied on section 4(2) of the Securities Act of 1933, as amended, as an exemption from registration for the newly issued common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The list of Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

/s/ Stephen R. Seiler

Date: May 14, 2004	Stephen R. Seiler
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert G. Andersen

Date: May 14, 2004	Robert G. Andersen
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