Form 10-Q
period 2004-06-30
HYBRIDON INC
filed 2004-08-06
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, or

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

Yes [X]                                       No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	102,029,653
Class	Outstanding as of July 21, 2004

HYBRIDON, INC.

FORM 10-Q

Hybridon® and GEM® are our registered trademarks. IMO ™, Amplivax™ and IMOxine™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,606,854	$7,607,655
Short-term investments	14,715,122	6,060,420
Receivables	265,486	202,936
Prepaid expenses and other current assets	298,307	101,697

Total current assets	16,885,769	13,972,708
Property and equipment, net	383,791	436,813

	$17,269,560	$14,409,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$568,395	$675,926
Accrued expenses	1,044,344	1,123,058
Current portion of deferred revenue	127,537	127,537
9% convertible subordinated notes payable	—	1,306,000

Total current liabilities	1,740,276	3,232,521
Deferred revenue, net of current portion	587,423	651,192
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 and 489,205 shares at June 30, 2004 and December 31, 2003, respectively	7	4,892
Common stock, $0.001 par value
Authorized—185,000,000 and 150,000,000 shares at June 30, 2004 and December 31, 2003, respectively
Issued and outstanding — 102,006,216 and 70,482,570 shares at June 30, 2004 and December 31, 2003, respectively	102,006	70,483
Additional paid-in capital	307,351,299	294,373,630
Accumulated deficit	(292,462,158)	(283,882,840)
Accumulated other comprehensive loss	(24,718)	(2,995)
Deferred compensation	(24,575)	(37,362)

Total stockholders’ equity	14,941,861	10,525,808

	$17,269,560	$14,409,521

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Alliance revenue	$88,190	$119,816	$733,375	$454,650

Operating expenses:
Research and development	2,540,767	2,858,242	5,346,107	5,264,207
General and administrative (Note 8)	1,024,893	1,281,695	1,921,534	4,505,584
Stock-based compensation from repriced options (*)	(256,646)	128,984	(573,784)	134,855

Total operating expenses	3,309,014	4,268,921	6,693,857	9,904,646

Loss from operations	(3,220,824)	(4,149,105)	(5,960,482)	(9,449,996)
Other income (expense):
Investment income, net	50,077	140,259	86,226	222,952
Interest expense	—	(29,385)	(29,385)	(58,770)

Net loss	(3,170,747)	(4,038,231)	(5,903,641)	(9,285,814)
Accretion of preferred stock dividends (Note 6)	(158)	(1,193,386)	(2,675,677)	(2,264,640)

Net loss applicable to common stockholders	$(3,170,905)	$(5,231,617)	$(8,579,318)	$(11,550,454)

Basic and diluted net loss per share (Note 3)	$(0.03)	$(0.09)	$(0.07)	$(0.21)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.03)	$(0.12)	$(0.10)	$(0.26)

Shares used in computing basic and diluted loss per common share	98,269,236	43,484,825	89,620,691	44,592,585

(*) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(185,697)	$99,909	$(416,066)	$105,780
General and administrative	(70,949)	29,075	(157,718)	29,075

Total	$(256,646)	$128,984	$(573,784)	$134,855

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(5,903,641)	$(9,285,814)
Adjustments to reconcile net loss to net cash used in operating activities - Stock repurchase expense (Note 8)	—	1,857,214
Stock-based compensation	(573,784)	134,855
Depreciation and amortization	143,156	188,088
Realized gain on marketable securities	—	(103,585)
Issuance of common stock for services rendered	77,876	54,000
Changes in operating assets and liabilities - Accounts receivable	(62,550)	280,991
Prepaid expenses and other current assets	(205,610)	(119,016)
Accounts payable and accrued expenses	(186,245)	(152,904)
Deferred revenue	(63,769)	(203,002)

Net cash used in operating activities	(6,774,567)	(7,349,173)

Cash Flows From Investing Activities:
Maturities of held-to-maturity investments	—	14,080,000
Purchase of available for sale securities	(14,235,748)	(4,600,000)
Proceeds from sale of available-for-sale securities	5,500,000	2,843,377
Purchase of property and equipment	(18,024)	(25,487)

Net cash (used in) provided by investing activities	(8,753,772)	12,297,890

Cash Flow From Financing Activities:
Sale of common stock and warrants, net of issuance costs	10,707,878	—
Proceeds from exercise of common stock options and warrants	125,660	68,663
Payment on debt	(1,306,000)	—
Repurchase of common stock (Note 8)	—	(5,339,489)
Payments on capital lease	—	(33,591)

Net cash provided by (used in) financing activities	9,527,538	(5,304,417)

Net (decrease) increase in cash and cash equivalents	(6,000,801)	(355,700)
Cash and cash equivalents, beginning of period	7,607,655	4,527,500

Cash and cash equivalents, end of period	$1,606,854	$4,171,800

Supplemental disclosure of non cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends (Note 6)	$(569,683)	$2,264,640

Dividend from induced conversion of Series A convertible preferred stock (Note 6)	$3,245,360	$—

Conversion of Series A convertible preferred stock into common stock	$14,370	$10

Issuance of stock for services	$77,876	$54,000

Cash paid for interest	$29,385	$58,770

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004.

(3)	Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,170,747)	$(4,038,231)	$(5,903,641)	$(9,285,814)
Accretion of preferred stock dividends	(158)	(1,193,386)	(2,675,677)	(2,264,640)

Numerator for basic and diluted loss per share applicable to common shareholders	$(3,170,905)	$(5,231,617)	$(8,579,318)	$(11,550,454)

Denominator for basic and diluted loss per share	98,269,236	43,484,825	89,620,691	44,592,585

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.09)	$(0.07)	$(0.21)
Accretion of preferred stock dividends	(0.00)	(0.03)	(0.03)	(0.05)

Net loss per share applicable to common stockholders	$(0.03)	$(0.12)	$(0.10)	$(0.26)

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2004 and 2003, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 27,972,186 for the three and six months ended June 30, 2004 and 31,514,035 for the three months and six months ended June 30, 2003. These antidilutive securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

(4)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2004 and December 31, 2003 consisted of cash and money market funds.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated condensed balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated condensed statement of operations for all available-for-sale securities. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the six month period ended June 30, 2004. For the six month period ended June 30, 2003, the Company had approximately $104,000 of realized gains included in “Investment income, net” on the accompanying consolidated condensed statement of operations from available-for-sale securities sold in February 2003. There were no losses or permanent declines in value included in “investment income” for any securities in the three and six months ended June 30, 2004 and 2003.

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s investments consisted of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Short-term investments
Available-for-sale at market value:
Government bonds	$4,345,647	$999,420
Corporate bonds	4,569,475	1,561,000
Auction securities	5,800,000	3,500,000

Total	$14,715,122	$6,060,420

(5)	Stock-Based Compensation Related to Repriced Options

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and six months ended June 30, 2004, the Company recognized a credit of approximately $257,000 and $574,000, respectively, as stock compensation from these repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and June 30, 2004. For the three months ended June 30, 2003, the Company recorded approximately $129,000 as stock compensation expense from these repriced options as a result of an increase in the intrinsic value of these options between March 31, 2003 and June 30, 2003. For the six months ended June 30, 2003, the Company recorded approximately $135,000 as stock compensation expense from these repriced options, which included a charge for repriced options exercised between December 31, 2002 and June 30, 2003 when the market value per share of common stock was higher than its value at December 31, 2002.

(6)	Series A Convertible Preferred Stock Dividend

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

As a result of these amendments, during the 60-day conversion period, the conversion ratio was increased so that the Series A convertible preferred stockholders could receive approximately 29.41 shares of common stock for each share of Series A convertible preferred stock converted instead of the stated conversion rate of 23.53 shares. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the consolidated condensed statement of operations at the time of conversion. For the six months ended June 30, 2004, the Company recorded $3.2 million of preferred stock dividends related to the additional shares issued. During the 60-day conversion period, 99.9% of the Series A convertible preferred stock was converted to common stock.

The combined effects of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions are as follows:

	December 3, 2003	December 31, 2003	June 30, 2004
Shares:
Series A convertible preferred stock outstanding	722,727	489,205	655
Common stock issued upon conversions (cumulative)	—	6,868,288	21,238,028
Common stock outstanding	63,595,442	70,482,570	102,006,216	(*)
Series A convertible preferred stock liquidation preference	$73,055,654	$494,912	$655
Annual dividend amount on Series A convertible preferred stock	$4,697,726	$937,643	$655

(*) As described in Note 11, common stock outstanding at June 30, 2004 includes 16.9 million shares issued in the April 2004 financing.

Through June 30, 2004, the Company has always elected to pay the dividends due on the Series A convertible preferred stock in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. Based on the Series A convertible preferred stock outstanding as of June 30, 2004, the annual dividend amount is $655. From January 1, 2004 through June 30, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 with respect to these shares were reversed during the six months ended June 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of Series A convertible preferred stock were converted into common stock.

As a result of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions, the Series A convertible preferred stock liquidation preference was reduced from $73,055,654 at December 3, 2003 to $494,912 at December 31, 2003 and $655 at June 30, 2004.

(7)	Related Party Transactions

In the three and six months ended June 30, 2003, the Company paid Pillar S.A., which is controlled by a director of the Company, $60,000 and $205,000, respectively, for consulting services relating to investor relations and the repurchase of the Company’s common stock from certain stockholders. Pillar has not provided consulting or any other services to the Company in the three or six months ended June 30, 2004.

(8)	Stock Repurchase

On February 14, 2003, the Company repurchased 4,643,034 shares of its common stock at a price of $1.15 per share from two Middle Eastern stockholders and their affiliates. The fair market value of the common stock was $0.75 per share on the date of the transaction resulting in a premium of approximately $1,857,000 in the aggregate. The Company charged this premium to general and administrative expense in the six months ended June 30, 2003. The repurchased stock was retired on March 13, 2003.

(9)	Stock-Based Compensation

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

The pro forma effect of applying SFAS No. 123 for the three and six months ended June 30, 2004 and 2003 would be as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(3,170,905)	$(5,231,617)	$(8,579,318)	$(11,550,454)
Less: stock-based compensation expense (income) included in reported net loss	(256,646)	128,984	(573,784)	134,855
Add: stock-based employee compensation expense determined under fair value based method for all awards	(274,013)	(251,761)	(479,748)	(535,796)

Pro forma net income (loss) applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,701,564)	$(5,354,394)	$(9,632,850)	$(11,951,395)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.03)	$(0.12)	$(0.10)	$(0.26)

Pro forma	$(0.04)	$(0.12)	$(0.11)	$(0.27)

The effects on the three and six months ended June 30, 2004 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for the years ended December 31, 2004 and 2003 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(10)	Note Payable

On April 1, 2004, the Company’s 9% convertible subordinated notes matured. As a result, the Company paid $1,306,000 to the note holders in payment of the principal amount outstanding under the notes plus accrued interest through the maturity date of $58,770. The Company currently has no debt outstanding.

(11)	Financing

In April 2004, the Company raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, the Company sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable at any time on or after October 21, 2004 and on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period ending within 30 days prior to providing notice of redemption is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $10.7 million.

(12)	Research Collaboration

On June 30, 2004, the Company entered into a research collaboration with Lexicon Genetics Incorporated covering the exploratory evaluation of certain antisense compounds against a target identified by Lexicon.

(13)	Subsequent Event

On August 2, 2004, the Company and Alnylam Pharmaceuticals, Inc. entered into a Collaboration and License Agreement pursuant to which the Company granted to Alnylam an exclusive license to a series of patents and patent applications relating to the therapeutic use of oligonucleotides that inhibit the production of the protein Vascular Endothelial Growth Factor (VEGF). Under the license, Alnylam’s rights are limited to targeting VEGF for ocular indications with RNAi molecules. The Company is entitled to receive an up-front payment, annual license fees, milestone payments, royalties and sublicensing payments from Alnylam under the terms of the agreement.

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

     We have incurred total losses of $292.5 million through June 30, 2004 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect our research and development expenses may increase in the second half of 2004 if we move one or more of our drug candidates into Phase 2 clinical trials. We expect our general and administrative expenses for 2004 to remain at approximately the same level as in 2003, excluding for this purpose the $1.9 million charged to general and administrative expenses relating to the repurchase of shares of our common stock in February 2003.

     We continue to pursue a strategy of establishing alliances with other biotechnology and pharmaceutical companies for the development and commercialization of products based on our technologies. This strategy is intended to leverage our intellectual property portfolio and create the potential for additional revenue. Recent developments under our collaborative relationships include:

•	Aegera Therapeutics, Inc. announced the start of phase 1 clinical trials in the first quarter of 2004 for AEG35156/GEM640, an antisense drug candidate targeted to the XIAP gene, a gene which has been implicated in the resistance of cancer cells to chemotherapy. This drug candidate is being developed by Aegera in collaboration with and under a license from us. Aegera has paid us an upfront license fee and milestones. In addition, we are entitled to receive additional milestone payments upon achievement of specified milestones and royalties on product sales and sublicensing from Aegera under the terms of the agreement.

•	Immune Response Corporation (IRC) announced pre-clinical research results suggesting their HIV product candidate IR103 generated robust HIV-1 specific immune responses. IR103 combines IRC’s HIV-1 immunogen with the IMO adjuvant Amplivax developed by us. We are entitled to receive payments from IRC at specified times under the agreement and, if successful, royalty payments on net sales of the combination drug.

In addition, we recently entered into the following collaborative relationships:

•	On June 30, 2004, we entered into a research collaboration with Lexicon Genetics Incorporated covering the exploratory evaluation of certain antisense compounds against a target identified by Lexicon.

•	On August 2, 2004, we entered into a Collaboration and License Agreement with Alnylam Pharmaceuticals, Inc. pursuant to which we granted to Alnylam an exclusive license to a series of patents and patent applications relating to the therapeutic use of oligonucleotides that inhibit the production of the protein VEGF. Under the license, Alnylam’s rights are limited to targeting VEGF for ocular indications with RNAi molecules. We are entitled to receive an up-front payment, annual license fees, milestone payments, royalties and sublicensing payments from Alnylam under the terms of the agreement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     This management’s discussion and analysis of financial condition and results of operations is based on our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

  Alliance Revenues

     Total alliance revenue decreased by $32,000, or 26%, from $120,000 for the three months ended June 30, 2003 to $88,000 for the three months ended June 30, 2004 and increased by $278,000, or 61%, from $455,000 for the six months ended June 30, 2003 to $733,000 for the six months ended June 30, 2004. Alliance revenue consists of revenue we receive under our collaboration and licensing agreements and includes research and development payments, milestone payments, license fees, sublicense fees, and royalty payments. The increase in the first half of 2004 was primarily attributable to increased research and development revenue associated with supplying a collaborator with drug product for clinical trials during the first quarter of 2004.

  Research and Development Expenses

     Research and development expenses decreased by $317,000, or 11%, from $2,858,000 for the three months ended June 30, 2003 to $2,541,000 for the three months ended June 30, 2004 and increased by $82,000, or 2%, from $5,264,000 for the six months ended June 30, 2003 to $5,346,000 for the six months ended June 30, 2004. The decrease for the three months ended June 30, 2004 primarily reflects the completion prior to the period of a phase 1 study of HYB2055 in healthy volunteers that was ongoing in the second quarter of 2003. The decrease in clinical trial costs was partially offset by increased expenses associated with filing new patent applications during the second quarter of 2004. The increase in the six month period ended June 30, 2004 is primarily attributable to increased patent expenses and the cost of supplying a collaborator with drug product for clinical trials during the first quarter of 2004. These costs were partially offset by higher clinical expenses in the six months ending June 30, 2003 related to the cost of the phase 1 study of HYB2055 in healthy volunteers that commenced in the first quarter of 2003. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.

     Our two lead drug candidates are HYB2055 and GEM231:

•	HYB2055 is the lead drug candidate in our IMO program. We are developing HYB2055 for oncology applications under the name IMOxine and for adjuvant applications under the name Amplivax. In connection with developing HYB2055, we incurred approximately $0.7 million and $0.8 million in direct external expenses in the three months ended June 30, 2004 and June 30, 2003, respectively, and we incurred approximately $1.3 million in direct external expenses in each of the six month periods ended June 30, 2004 and June 30, 2003. These direct expenses included costs of payments to clinical sites, independent contractors and vendors for clinical studies and patent preparation costs and related filing fees and excluded internal costs such as payroll and overhead. We are conducting a phase 1 clinical trial of IMOxine in the United States in cancer patients with refractory solid tumors. If the results of this trial are favorable, we plan to commence a phase 2 clinical trial of IMOxine in the fall of 2004. In addition, we completed a separate phase 1 study of HYB2055 in healthy volunteers in the UK.

•	GEM231 is the lead drug candidate in our antisense program. GEM231 is a 2nd generation antisense compound for the treatment of cancer. In connection with developing GEM231, we incurred approximately $0.1 million and $0.2 million in direct external expenses in the three months ended June 30, 2004 and June 30, 2003, respectively, and $0.2 million and $0.3 million in direct external expenses in the six months ended June 30, 2004 and June 30, 2003, respectively. These direct expenses included patent preparation costs and related filing fees and costs of payments to independent contractors and vendors for clinical studies and excluded internal costs such as payroll and overhead. We are currently conducting a phase 1/2 clinical trial of GEM231 as a combination therapy with irinotecan, a marketed anticancer therapy. If the pharmacokinetic data and other findings from this phase 1/2 trial are favorable and resources permit, we plan to commence a phase 2 trial using this drug combination in the second half of 2004.

     Because these projects are in early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our drugs, the future timing and costs of our various research and development programs are uncertain.

  General and Administrative Expenses

     General and administrative expenses decreased by $257,000, or 20%, from $1,282,000 in the three months ended June 30, 2003 to $1,025,000 in the three months ended June 30, 2004 and decreased by $2,584,000, or 57%, from

$4,506,000 in the six months ended June 30, 2003 to $1,922,000 in the six months ended June 30, 2004. The decrease for the three month period is primarily the result of higher legal fees in 2003 related to expenses incurred in connection with the patent interference proceedings. Although we are involved in these proceedings, we do not practice nor do we intend to practice the intellectual property involved in these proceedings (see “Risk Factors — Risks Relating to Intellectual Property” below). The decrease for the six month period primarily reflects a one-time expense of $1,857,000 representing the premium over fair market value that we paid in repurchasing shares of our common stock in the first quarter of 2003 and other consulting and professional fees related to the repurchase of our common stock. The decrease for the six month period also reflects higher legal fees in 2003 related to the patent interference proceedings. Other than the expenses incurred with respect to the stock repurchase and patent interference proceedings, general and administrative expenses in the three and six months ended June 30, 2004 were consistent with general and administrative expenses in the three and six months ended June 30, 2003. These expenses consisted primarily of salary expense, professional legal fees associated with our regulatory filing requirements and business development expenses.

  Stock-Based Compensation

     As a result of repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results include a credit of approximately $257,000 and $574,000 for the three and six months ended June 30, 2004 as a result of a decrease in the intrinsic value of these repriced options from December 31, 2003 to June 30, 2004. We recorded approximately $129,000 of expense from these repriced options as a result of an increase in the intrinsic value of these options between March 31, 2003 and June 30, 2003. For the six months ended June 30, 2003, we recorded approximately $135,000 of stock compensation expense which also includes a charge with respect to repriced options exercised between December 31, 2002 and June 30, 2003 when the market value per share of our common stock was higher than its value at December 31, 2002. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

  Investment Income, net

     Investment income decreased by approximately $90,000, or 64%, from $140,000 in the three months ended June 30, 2003 to $50,000 in the three months ended June 30, 2004 and decreased by approximately $137,000, or 61%, from $223,000 in the six months ended June 30, 2003 to $86,000 in the six months ended June 30, 2004. The change for the three and six months ended June 30, 2004 was primarily a result of a one-time gain from the sale of common stock we received from a collaboration partner as payment of a portion of the license fee in the three months ended June 30, 2003.

  Interest Expense

     Interest expense consisted of interest on our 9% notes. On April 1, 2004, upon the maturity of our 9% notes, we paid $1,306,000 representing the outstanding principal amount of our 9% notes, plus accrued interest. As a result, we had no interest expense for the three months ended June 30, 2004. Our interest expense for the three months ended June 30, 2003 was approximately $29,000. Interest expense decreased by approximately $29,000, or 50%, from $59,000 in the six months ended June 30, 2003 to $29,000 in the six months ended June 30, 2004.

  Preferred Stock Dividends

     Accretion of preferred stock dividends decreased by approximately $1,193,000, or 100%, from $1,193,000 for the three months ended June 30, 2003 to nearly zero for the three months ended June 30, 2004 and increased by $411,000, or 18%, from $2,265,000 for the six months ended June 30, 2003 to $2,676,000 for the six months ended June 30, 2004. The increase for the six month period was primarily attributable to the conversions of Series A convertible preferred stock into common stock in the first quarter of 2004 as a result of the amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. For the six months ended June 30, 2004, we recorded approximately $3,245,000 of preferred stock dividends related to the additional shares issued in the first quarter of 2004. This additional $3,245,000 dividend was partially offset by a reversal of $570,000 of dividends that were accreted in the fourth quarter of 2003 with respect to these shares but were reversed during the six months ended June 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of Series A convertible preferred stock were converted into common stock. For the six months ended June 30, 2004, the additional $3,245,000 dividend was also offset by a decrease in the recurring dividend amount, which was caused by there being fewer shares of series A convertible preferred stock outstanding and a reduction in the annual dividend accretion rate from 6% to 1%. The amendments also reduced the liquidation preference on our series A convertible preferred stock from $100 per share to $1 per share. The liquidation preference was reduced from approximately $73,100,000 at December 3, 2003 to $655 at June 30, 2004. All preferred stock dividends are payable, at our election, either in cash or shares of series A convertible preferred stock.

  Net Loss Applicable to Common Stockholders

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to approximately $3,171,000 and $5,232,000 for the three months ended June 30, 2004 and 2003, respectively and to approximately $8,579,000 and $11,550,000 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Sources of Liquidity

     We require cash to fund our operating expense and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

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

     In April 2004, we raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, we sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable at any time on or after October 21, 2004 and on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, we may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period ending within 30 days prior to providing notice of redemption is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. We may exercise our right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $10.7 million.

Cash Flows

     As of June 30, 2004, we had approximately $1,607,000 in cash and cash equivalents and approximately $14,715,000 in short-term investments, which in total represent an increase of approximately $2,654,000 in cash and cash equivalents and short-term investments from December 31, 2003.

     We used approximately $6,775,000 of cash for operating activities during the six months ended June 30, 2004, principally to fund our research and development expenses and our general and administrative expenses.

     We purchased approximately $14,236,000 in “available-for-sale” securities and received proceeds of $5,500,000 from the sale of “available-for-sale” securities in the six months ended June 30, 2004.

     During the six months ended June 30, 2004, we received approximately $10,708,000 in net proceeds from our April 2004 financing and approximately $126,000 from the exercise of stock options and warrants. During the six months ended June 30, 2004, we paid $1,306,000 in principal amount upon the maturity of our 9% notes, plus accrued interest.

     As of June 30, 2004, we had no outstanding indebtedness.

Funding Requirements

     Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our cash requirements through the second quarter of 2005. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond the second quarter of 2005, we will need to raise additional funds. We expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our ability to raise cash are:

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

     Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs which we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs.

Contractual Obligations

     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. On April 1, 2004, we paid our indebtedness under the 9% notes in full upon the maturity of our 9% notes.

     Except as set forth above, as of June 30, 2004, our contractual obligations have not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Contractual Obligations” in our Annual Report on Form 10-K for the

year ended December 31, 2003.

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

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of June 30, 2004, we had incurred operating losses of approximately $292.5 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash and cash equivalents and short-term investments will be sufficient to fund our cash requirements through the second quarter of 2005. We will need to raise additional funds to operate our business beyond such time.

     Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs which we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the success of HYB2055, our lead 2nd generation IMO compound, which is in clinical development. If we are unable to commercialize this product, or experience significant delays in doing so, our business will be materially harmed.

     We are investing a significant portion of our time and financial resources in the development of HYB2055, our lead 2nd generation IMO compound. We anticipate that in the near term our ability to generate product revenues will depend heavily on the successful development and commercialization of this product. The commercial success of this product will depend on several factors, including the following:

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

     Our efforts to commercialize this product are at an early stage, as we are currently conducting phase 1 clinical trials of this product candidate. If we are not successful in commercializing this product, or are significantly delayed in doing so, our business will be materially harmed.

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

     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including:

•	the size of the patient population,

•	the proximity of patients to clinical sites,

•	the eligibility criteria for the study,

•	the nature of the study,

•	the existence of competitive clinical trials and

•	the availability of alternative treatments.

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

     We anticipate that the competition with our products and technologies will be based on a number of factors including:

•	product efficacy,

•	safety,

•	reliability,

•	availability, and

•	price.

The timing of market introduction of our products and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales.

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

Competition for technical and management personnel is intense in our industry, and we may not be able to sustain our operations or grow if we are unable to attract and retain key personnel.

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

     All of the products that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. In 1997, we determined not to continue clinical development of GEM91, our lead product candidate at the time. Currently, we are conducting clinical trials of two compounds, HYB2055 and GEM231.

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

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, we became involved in an interference declared by the United States Patent and Trademark Office involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health. In addition, in 2003, we became involved in an interference declared by the United States Patent and Trademark Office involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and The Massachusetts Institute of Technology. We are neither practicing nor intending to practice the intellectual property involved in either of the interferences of which we are involved. As of June 30, 2004, both interferences are still proceeding.

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

     Between September 2000 and March 2004, we purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology. In March 2004, our manufacturing agreement with Avecia expired, but we are continuing to use Avecia’s manufacturing services. If we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired.

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

     Our stock price has been volatile. During the period from January 1, 2002 to July 1, 2004, the closing sale price of our common stock ranged from a high of $1.77 per share to a low of $0.52 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our product candidates or those of our competitors;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	our cash resources;

•	the terms of any financing conducted by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

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

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of a federal obstruction of justice charge. Arthur Andersen LLP has not consented to the inclusion of its audit report with respect to our 2001 consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2003, and you may be unable to exercise effective remedies against Arthur Andersen LLP in any legal action.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to non-dollar denominated operating expenses in Europe. As of June 30, 2004, we have no assets and liabilities related to non-dollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2004, the following proposals were voted on and approved at the annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
To elect Dr. Sudhir Agrawal to serve as a Class III Director until the 2007 annual meeting of stockholders	80,508,700	1,624,626	—	—
To elect Mr. Youssef El Zein to serve as a Class III Director until the 2007 annual meeting of stockholders	80,039,412	2,093,914	—	—
To elect Mr. Stephen R. Seiler to serve as a Class III Director until the 2007 annual meeting of stockholders	80,510,500	1,622,826	—	—
To approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 185,000,000	80,137,008	1,433,370	562,948	—

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: C. Keith Hartley, William S. Reardon, Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The list of Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)	Reports on Form 8-K

     On April 15, 2004, the Company filed a Current Report of Form 8-K with the SEC reporting that the Company had entered into a Placement Agency Agreement relating to the potential offering by the Company of shares of common stock and warrants to purchase common stock under the Company’s Registration Statement on Form S-3 (File No. 333-111903).

     On April 16, 2004, the Company filed a Current Report of Form 8-K with the SEC reporting that the Company had entered into definitive agreements with institutional and other investors to sell approximately 16.9 million shares of common stock and warrants to purchase approximately 3.0 million shares of common stock for an aggregate purchase price of approximately $11.8 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRIDON, INC

Date: August 06, 2004	/s/ Stephen R. Seiler

Stephen R. Seiler
Chief Executive Officer
(Principal Executive Officer)

Date: August 06, 2004	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
3.1	Restated Certificate of Incorporation of Hybridon, Inc., as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.