Form 10-Q
period 2004-09-30
HYBRIDON INC
filed 2004-11-12
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2004, or

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

Yes ☒           No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	110,901,615

Class	Outstanding as of November 3, 2004

HYBRIDON, INC.

FORM 10-Q

INDEX

Page
PART I — FINANCIAL STATEMENTS
Item 1 - Financial Statements
Unaudited Consolidated Condensed Balance Sheets as of September 30, 2004 and December 31, 2003	3
Unaudited Consolidated Condensed Statements of Operations for the Three and Nine Months ended September 30, 2004 and 2003	4
Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003	5
Unaudited Notes to Consolidated Condensed Financial Statements	6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 - Controls and Procedures	27
PART II — OTHER INFORMATION
Item 6 - Exhibits	28
Signatures
EX-10.1 ENGAGEMENT LETTER DATED AUGUST 27, 2004
EX-10.2 REGISTRATION RIGHTS AGREEMENT DATED AUGUST 27, 2004
EX-10.3 FORM OF WARRANTS ISSUED ON AUGUST 27, 2004
EX-10.4 AMENDMENT TO EMPLOYMENT AGREEMENT DATED AUGUST 20, 2004
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

Hybridon® and GEM® are our registered trademarks. IMO™, Amplivax™ and IMOxine™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,217,047	$7,607,655
Short-term investments	9,172,189	6,060,420
Receivables	196,059	202,936
Prepaid expenses and other current assets	591,379	101,697

Total current assets	18,176,674	13,972,708
Property and equipment, net	358,269	436,813

	$18,534,943	$14,409,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$610,449	$675,926
Accrued expenses	1,469,776	1,123,058
Current portion of deferred revenue	190,037	127,537
9% convertible subordinated notes payable	—	1,306,000

Total current liabilities	2,270,262	3,232,521
Deferred revenue, net of current portion	555,539	651,192
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 and 489,205 shares at September 30, 2004 and December 31, 2003, respectively	7	4,892
Common stock, $0.001 par value
Authorized—185,000,000 and 150,000,000 shares at September 30, 2004 and December 31, 2003, respectively
Issued and outstanding — 110,887,609 and 70,482,570 shares at September 30, 2004 and December 31, 2003, respectively	110,888	70,483
Additional paid-in capital	312,102,597	294,373,630
Accumulated deficit	(296,469,539)	(283,882,840)
Accumulated other comprehensive loss	(11,903)	(2,995)
Deferred compensation	(22,908)	(37,362)

Total stockholders’ equity	15,709,142	10,525,808

	$18,534,943	$14,409,521

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Alliance revenue	$77,967	$333,812	$811,342	$788,462

Operating expenses:
Research and development	2,610,184	2,567,019	7,956,290	7,831,226
General and administrative (Note 8)	1,550,875	942,439	3,472,410	5,448,023
Stock-based compensation from repriced options (*)	(18,574)	506,163	(592,358)	641,018

Total operating expenses	4,142,485	4,015,621	10,836,342	13,920,267

Loss from operations	(4,064,518)	(3,681,809)	(10,025,000)	(13,131,805)
Other income (expense):
Investment income, net	57,296	27,857	143,522	250,809
Interest expense	—	(29,385)	(29,385)	(88,155)

Net loss	(4,007,222)	(3,683,337)	(9,910,863)	(12,969,151)
Accretion of preferred stock dividends (Note 6)	(158)	(1,137,473)	(2,675,836)	(3,402,113)

Net loss applicable to common stockholders	$(4,007,380)	$(4,820,810)	$(12,586,699)	$(16,371,264)

Basic and diluted net loss per share (Note 3)	$(0.04)	$(0.07)	$(0.10)	$(0.28)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.04)	$(0.10)	$(0.13)	$(0.35)

Shares used in computing basic and diluted net loss per common share	105,301,234	50,704,488	94,885,691	46,586,065

(*) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$(13,439)	$369,283	$(429,505)	$475,063
General and administrative	(5,135)	136,880	(162,853)	165,955

Total	$(18,574)	$506,163	$(592,358)	$641,018

The accompanying notes are an integral part of these consolidated condensed financial statements

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(9,910,863)	$(12,969,151)
Adjustments to reconcile net loss to net cash used in operating activities -
Stock repurchase expense (Note 8)	—	1,857,214
Stock-based compensation	(554,983)	641,018
Depreciation and amortization	236,679	231,734
Realized gain on marketable securities	—	(103,585)
Issuance of common stock for services rendered	92,874	54,000
Non-cash interest expense	—	29,385
Changes in operating assets and liabilities -
Accounts receivable	6,877	200,074
Prepaid expenses and other current assets	(499,307)	(10,012)
Accounts payable and accrued expenses	281,241	(52,481)
Deferred revenue	(33,153)	(234,886)

Net cash used in operating activities	(10,380,635)	(10,356,690)

Cash Flows From Investing Activities:
Maturities of held-to-maturity investments	—	14,080,000
Purchase of available-for-sale securities	(15,735,747)	(531,772)
Proceeds from sale of available-for-sale securities	10,000,000	1,743,377
Proceeds from maturity of available-for-sale securities	2,500,000	—
Purchase of property and equipment	(28,611)	(28,201)

Net cash (used in) provided by investing activities	(3,264,358)	15,263,404

Cash Flow From Financing Activities:
Sale of common stock and warrants, net of issuance costs	15,418,864	13,064,693
Proceeds from exercise of common stock options and warrants	141,521	83,002
Payment on debt	(1,306,000)	—
Repurchase of common stock (Note 8)	—	(5,339,489)
Payments on capital lease	—	(33,591)

Net cash provided by financing activities	14,254,385	7,774,615

Net increase in cash and cash equivalents	609,392	12,681,329
Cash and cash equivalents, beginning of period	7,607,655	4,527,500

Cash and cash equivalents, end of period	$8,217,047	$17,208,829

Cash paid for interest	$58,770	$58,770

Supplemental disclosure of non cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends (Note 6)	$(569,524)	$3,402,113

Dividend from induced conversion of Series A convertible preferred stock (Note 6)	$3,245,360	$—

Conversion of Series A convertible preferred stock into common stock	$14,370	$10

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(1)	Organization

Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery and development of novel therapeutics using synthetic DNA. The Company’s activities are primarily based on two technologies: immunomodulatory oligonucleotide (IMO) technology, which modulates responses of the immune system using synthetic DNA containing specific sequences that mimic bacterial DNA, and antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level.

(2)	Unaudited Interim Financial Statements

The accompanying consolidated condensed financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 23, 2004.

(3)	Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(4,007,222)	$(3,683,337)	$(9,910,863)	$(12,969,151)
Accretion of preferred stock dividends	(158)	(1,137,473)	(2,675,836)	(3,402,113)

Numerator for basic and diluted net loss per share applicable to common shareholders	$(4,007,380)	$(4,820,810)	$(12,586,699)	$(16,371,264)

Denominator for basic and diluted net loss per share	105,301,234	50,704,488	94,885,691	46,586,065

Net loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.07)	$(0.10)	$(0.28)
Accretion of preferred stock dividends	(0.00)	(0.02)	(0.03)	(0.07)

Net loss per share applicable to common stockholders	$(0.04)	$(0.10)	$(0.13)	$(0.35)

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2004 and 2003, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 30,201,511 for the three and nine months ended September 30, 2004 and 41,326,860 for the three months and nine months ended September 30, 2003. These antidilutive securities include stock options, warrants, convertible preferred stock and convertible debt instruments (on an as-converted basis) and are not included in the Company’s calculation of diluted net loss per common share.

(4)	Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2004 and December 31, 2003 consisted of cash and money market funds.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated condensed balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated condensed statement of operations for all available-for-sale securities. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2003, the Company had approximately $104,000 of realized gains included in “Investment income, net” on the accompanying consolidated condensed statement of operations from available-for-sale securities sold in February 2003. There were no losses or permanent declines in value included in “investment income” for any securities in the three and nine months ended September 30, 2004 and 2003.

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s investments consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Short-term investments
Available-for-sale at market value:
Government bonds	$4,346,459	$999,420
Corporate bonds	2,025,730	1,561,000
Auction securities	2,800,000	3,500,000

Total	$9,172,189	$6,060,420

(5)	Stock-Based Compensation Related to Repriced Options

In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and nine months ended September 30, 2004, the Company recognized a credit of approximately $19,000 and $592,000, respectively, as stock compensation from these repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and September 30, 2004. For the three months ended September 30, 2003, the Company recorded approximately $506,000 as stock compensation expense from these repriced options as a result of an increase in the intrinsic value of these options between June 30, 2003 and September 30, 2003. For the nine months ended September 30, 2003, the Company recorded approximately $641,000 as stock compensation expense from these repriced options, which included a charge for repriced options exercised between December 31, 2002 and September 30, 2003 when the market value per share of common stock was higher than its value at December 31, 2002.

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

As a result of these amendments, during the 60-day conversion period, the conversion ratio was increased so that the Series A convertible preferred stockholders could receive approximately 29.41 shares of common stock for each share of Series A convertible preferred stock converted instead of the stated conversion rate of 23.53 shares. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the consolidated condensed statement of operations at the time of conversion. For the nine months ended September 30, 2004, the Company recorded $3.2 million of preferred stock dividends related to the additional shares issued. During the 60-day conversion period, 99.9% of the Series A convertible preferred stock was converted to common stock.

The combined effects of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions are as follows:

	December 3, 2003	December 31, 2003	September 30, 2004
Shares:
Series A convertible preferred stock outstanding	722,727	489,205	655
Common stock issued upon conversions (cumulative)	—	6,868,288	21,238,028
Common stock outstanding	63,595,442	70,482,570	110,887,609	(*)
Series A convertible preferred stock liquidation preference	$73,055,654	$494,912	$655
Annual dividend amount on Series A convertible preferred stock	$4,697,726	$937,643	$655

(*) As described in Note 11, common stock outstanding at September 30, 2004 includes 16.9 million shares issued in the April 2004 financing and 8.8 million shares issued in the August 2004 financing.

Through September 30, 2004, the Company has always elected to pay the dividends due on the Series A convertible preferred stock in stock. In calculating the number of shares to be paid with respect to each dividend, the Series A convertible preferred stock is valued at $100.00 per share. Based on the Series A convertible preferred stock outstanding as of September 30, 2004, the annual dividend amount is $655. From January 1, 2004 through September 30, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 with respect to these shares were reversed during the nine months ended September 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of Series A convertible preferred stock were converted into common stock.

As a result of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions, the Series A convertible preferred stock liquidation preference was reduced from $73,055,654 at December 3, 2003 to $494,912 at December 31, 2003 and $655 at September 30, 2004.

(7)	Related Party Transactions

In the nine months ended September 30, 2004, the Company paid Pillar Investment Ltd., which is controlled by a director of the Company, a total of $281,000 for commissions relating to the Company’s August 2004 financing. In conjunction with the financing, the Company also issued Pillar Investment Ltd., as additional commissions, warrants to purchase 432,520 shares of common stock at an exercise price of $0.67 per share. These warrants have a Black-Scholes value of approximately $155,000. Optima Life Sciences Limited, which is controlled by Pillar Investment Ltd., purchased 2,768,100 shares of common stock and warrants to purchase 553,620 additional shares of common stock at an exercise price of $0.67 per share in the financing.

In the nine months ended September 30, 2003, the Company paid Pillar S.A. and Pillar Investment Ltd. a total of $505,000 for (i)

consulting services relating to international investor relations (ii) consulting services related to the repurchase of the Company’s common stock from certain stockholders and (iii) commissions relating to the Company’s August 2003 private placement. In conjunction with the August 2003 private placement, the Company also issued Pillar Investment Limited, as additional compensation for services provided as a placement agent in the private placement, warrants to purchase 587,709 shares of common stock at an exercise price of $1.00 per share. The amounts paid to Pillar in cash and warrants for the August 2003 private placement were less on a percentage basis than the comparable fees paid to the other placement agent involved in the private placement. Optima Life Sciences Limited purchased 5,500,381 shares of common stock and warrants to purchase 1,650,114 additional shares of common stock in the private placement.

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

In addition to the fees described above, the Company paid a director approximately $15,000 for consulting services rendered in 2004. In 2003, the Company paid two directors approximately $41,000 and $13,000, respectively, for consulting services provided to the Company in 2003. One of these directors was also paid $20,000 in 2003 for consulting services rendered during 2002.

(8)	Stock Repurchase

On February 14, 2003, the Company repurchased 4,643,034 shares of its common stock at a price of $1.15 per share from two stockholders and their affiliates. The fair market value of the common stock was $0.75 per share on the date of the transaction resulting in a premium of approximately $1,857,000 in the aggregate. The Company charged this premium to general and administrative expense in the nine months ended September 30, 2003. The repurchased stock was retired on March 13, 2003.

(9)	Stock-Based Compensation

The Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company continues to account for employee stock compensation at intrinsic value, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, with disclosure of the effects of fair value accounting on net income or net loss and related per share amounts on a pro forma basis. The pro forma effect of applying SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003 would be as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(4,007,380)	$(4,820,810)	$(12,586,699)	$(16,371,264)
Less: stock-based compensation expense (income) included in reported net loss	(18,574)	506,163	(592,358)	641,018
Add: stock-based employee compensation expense determined under fair value based method for all awards	(1,053,845)	(255,377)	(1,533,593)	(791,173)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(5,079,799)	$(4,570,024)	$(14,712,650)	$(16,521,419)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.04)	$(0.10)	$(0.13)	$(0.35)

Pro forma	$(0.05)	$(0.09)	$(0.16)	$(0.35)

The effects on the three and nine months ended September 30, 2004 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for the years ended December 31, 2004 and 2003 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(10)	Note Payable

On April 1, 2004, the Company’s 9% convertible subordinated notes matured. As a result, the Company paid $1,306,000 to the note holders in payment of the principal amount outstanding under the notes plus accrued interest through the maturity date of $58,770. The Company currently has no debt outstanding.

(11)	Financings

In August 2004, the Company raised approximately $5.1 million in gross proceeds from a private placement to institutional and overseas investors. In the private placement, the Company sold 8,823,400 shares of common stock and warrants to purchase 1,764,680 shares of common stock. The warrants to purchase common stock have an exercise price of $0.67 per share and will expire if not exercised on or prior to August 27, 2009. The warrants may be exercised by cash payment only. On or after February 27, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period is greater than or equal to $1.34 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $4.7 million.

In April 2004, the Company raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, the Company sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable at any time on or after October 21, 2004 and on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $10.7 million.

In August 2003, the Company raised approximately $14.6 million in gross proceeds from a private placement to institutional and accredited investors. In the private placement, the Company sold 20,053,022 shares of common stock and warrants to purchase 6,015,934 shares of common stock. The warrants to purchase common stock have an exercise price of $1.00 per share and will expire if not exercised by August 28, 2008. The warrants may be exercised by paying cash or by invoking a cashless exercise feature. The Company may redeem the warrants at a price of $0.05 per share of common stock issuable upon exercise of the warrants if the average closing sales price of the common stock for a 10 consecutive trading day period is greater than or equal to $2.00 per share. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $13.1 million.

(12)	Research Collaborations

On June 30, 2004, the Company entered into a research collaboration with Lexicon Genetics Incorporated covering the exploratory evaluation of certain antisense compounds against a target identified by Lexicon. The Company may be entitled to royalties on sales and milestone payments triggered by specified sales levels under this collaboration.

On August 2, 2004, the Company and Alnylam Pharmaceuticals, Inc. entered into a collaboration and license agreement pursuant to which the Company granted to Alnylam an exclusive license to a series of patents and patent applications relating to the therapeutic use of oligonucleotides that inhibit the production of the protein Vascular Endothelial Growth Factor (VEGF). Under the license, Alnylam’s rights are limited to targeting VEGF for ocular indications with RNAi molecules. The Company is entitled to receive an up-front payment, annual license fees, milestone payments, royalties and sublicensing payments from Alnylam under the terms of the agreement. The upfront payment, license fees and milestone payments payable to the Company under the agreement could total approximately $4.4 million, if all the milestones are achieved. Milestone payments are triggered by the achievement of specific events in the development process.

(13)	New Chief Executive Officer

In August 2004, Dr. Sudhir Agrawal, the Company’s President and Chief Scientific Officer, was appointed to the additional position of Chief Executive Officer, replacing Stephen R. Seiler who resigned as CEO of the Company. The Company has accrued approximately $0.7 million for amounts to be paid to Mr. Seiler through September 1, 2006 under his employment agreement. Mr. Seiler also resigned as a director of the Company.

(14)	Phase 2 Clinical Trial

In July 2004, the Company signed an agreement with Parexel International to manage the phase 2 clinical trial of IMOxine in patients with renal cell carcinoma. Under the agreement, the Company may pay Parexel up to $4.4 million in connection with this trial. As of September 30, 2004, the Company had paid approximately $0.7 million to Parexel under the agreement.

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

     We have incurred total losses of $296.5 million through September 30, 2004 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect our research and development expenses will increase in the fourth quarter of 2004 and 2005 as a result of the commencement of phase 2 clinical trials of HYB2055, the lead drug candidate in our IMO program. We expect our general and administrative expenses for 2004 to remain at approximately the same level as in 2003, excluding for this purpose the $1.9 million charged to general and administrative expenses relating to the repurchase of shares of our common stock in February 2003.

     We continue to pursue a strategy of establishing alliances with other biotechnology and pharmaceutical companies for the development and commercialization of products based on our technologies. This strategy is intended to leverage our intellectual property portfolio and create the potential for additional revenue. Developments in 2004 under our collaborative relationships include:

•	Aegera Therapeutics, Inc. announced the start of phase 1 clinical trials in the first quarter of 2004 for AEG35156/GEM640, an antisense drug candidate targeted to the XIAP gene, a gene which has been implicated in the resistance of cancer cells to chemotherapy. This drug candidate is being developed by Aegera in collaboration with and under a license from us. Aegera has paid us an upfront license fee and milestones. In addition, we are entitled to receive additional milestone payments upon achievement of specified milestones and royalties on product sales and sublicensing from Aegera under the terms of the agreement.

•	Immune Response Corporation (IRC) announced pre-clinical research results which demonstrated that their HIV product candidate IR103 generated robust HIV-1 specific immune responses in models with mice and human blood cells in vitro. IR103 combines IRC’s HIV-1 immunogen (Remune®) with the IMO adjuvant Amplivax developed by us. IRC has initiated a phase 1 clinical trial of IR103 in Canada and in the United Kingdom. We are entitled to receive payments from IRC at specified times under the agreement and, if successful, royalty payments on net sales of the combination drug.

In addition, we entered into the following collaborative relationships:

•	On June 30, 2004, we entered into a research collaboration with Lexicon Genetics Incorporated covering the exploratory evaluation of certain antisense compounds against a target identified by Lexicon. We may be entitled to royalties on sales and milestone payments triggered by specified sales levels under this collaboration.

•	On August 2, 2004, we entered into a Collaboration and License Agreement with Alnylam Pharmaceuticals, Inc. pursuant to which we granted to Alnylam an exclusive license to a series of patents and patent applications relating to the therapeutic use of oligonucleotides that inhibit the production of the protein VEGF. Under the license, Alnylam’s rights are limited to targeting VEGF for ocular indications with RNAi molecules. We are entitled to receive an up-front payment, annual license fees, milestone payments, royalties and sublicensing payments from Alnylam under the terms of the agreement. The upfront payment, license fees and milestone payments payable to us under the agreement could total approximately $4.4 million, if all the milestones are achieved. Milestone payments are triggered by the achievement of specific events in the development process.

     We continue to broaden and strengthen our Board of Directors. In September 2004, Alison Taunton-Rigby, Ph.D., O.B.E. was elected to our Board of Directors. Our Board of Directors now includes seven members, and Dr. Taunton-Rigby’s appointment increases the number of independent directors to five.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

Alliance Revenues

     Total alliance revenue decreased by $256,000, or 77%, from $334,000 for the three months ended September 30, 2003 to $78,000 for the three months ended September 30, 2004 and increased by $23,000, or 3%, from $788,000 for the nine months ended September 30, 2003 to $811,000 for the nine months ended September 30, 2004. Alliance revenue consists of revenue we receive under our collaboration and licensing agreements and includes research and development payments, milestone payments, license fees, sublicense fees, and royalty payments. The decrease in the third quarter of 2004 was primarily attributable to revenue that we earned from supplying a collaborator with drug product during the third quarter of 2003 which we did not earn in the third quarter of 2004. The increase in the nine months ended September 30, 2004 was primarily attributable to an increase in research and development revenue as a result of additional collaborative partnerships offset by decreased income from sublicense fees and milestone payments earned in the nine months ended September 30, 2004.

     Research and Development Expenses

     Research and development expenses increased by $43,000, or 2%, from $2,567,000 for the three months ended September 30, 2003 to $2,610,000 for the three months ended September 30, 2004 and increased by $125,000, or 2%, from $7,831,000 for the nine months ended September 30, 2003 to $7,956,000 for the nine months ended September 30, 2004. Research and development expenses for the three months ended September 30, 2004 related primarily to the ongoing clinical program for IMOxine, including preparations for the phase 2 trial in renal cell carcinoma patients. Research and development expenses for the three months ended September 30, 2003 also related primarily to ongoing clinical program for IMOxine, including the phase 1 clinical study of IMOxine in oncology patients with refractory malignant tumors that was commenced in the second quarter of 2003 and building an inventory of drug product. The increase in the nine month period ended September 30, 2004 is primarily attributable to increased expenses from adding additional employees to our drug development team and higher employee recruitment costs and patent fees. These increases were partially offset by a decrease in consulting expense as a result of not renewing a drug development contract which was no longer needed as a result of our hiring. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.

     Our two lead drug candidates are HYB2055 and GEM231:

•	HYB2055 is the lead drug candidate in our IMO program. We are developing HYB2055 for oncology applications under the name IMOxine and for adjuvant applications under the name Amplivax. In connection with developing HYB2055, we incurred approximately $0.6 million and $0.3 million in direct external expenses in the three months ended September 30, 2004 and September 30, 2003, respectively, and we incurred approximately $1.9 million and $1.6 million in direct external expenses in the nine months ended September 30, 2004 and 2003, respectively. These direct expenses included payments to clinical sites, independent contractors and vendors for clinical studies and patent preparation costs and related filing fees and excluded internal costs such as payroll and overhead.

We have completed a phase 1 study of HYB2055 in healthy volunteers in the UK. We have a separate on-going phase 1 clinical trial of IMOxine in the United States in oncology patients with refractory solid tumors. Patient enrollment for this phase 1 oncology trial is complete. We expect to announce further interim results from this phase 1 trial of IMOxine in refractory cancer patients by the end of 2004. In October 2004, we commenced patient enrollment in a phase 2 clinical trial of IMOxine in patients with renal cell carcinoma. This phase 2 trial is a two-stage, multi-center, open label study of IMOxine monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We plan to recruit a minimum of 46 patients into the first stage of the trial.

•	GEM231 is the lead drug candidate in our antisense program. GEM231 is a 2nd generation antisense compound for the treatment of cancer. In connection with developing GEM231, we incurred approximately $0.1 million and $0.2 million in direct external expenses in the three months ended September 30, 2004 and September 30, 2003, respectively, and $0.3 million and $0.5 million in direct external expenses in the nine months ended September 30, 2004 and September 30, 2003, respectively. These direct expenses included patent preparation costs and related filing fees and costs of payments to independent contractors and vendors for clinical studies and excluded internal costs such as payroll and overhead. We are currently conducting a phase 1/2 clinical trial of GEM231 as a combination therapy with irinotecan, a marketed anticancer therapy. Additionally, a single-patient physician-sponsored IND was approved by the FDA to allow continued treatment with GEM231 and irinotecan beyond the scope of our current protocol for a single patient. If the pharmacokinetic data and other findings from this phase 1/2 trial are favorable and resources permit, we may commence a phase 2 trial using this drug combination in 2005. We may also seek a collaborator for the further development of GEM231.

     Because these projects are in early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our drugs, the future timing and costs of our various research and development programs are uncertain.

     General and Administrative Expenses

     General and administrative expenses increased by $608,000, or 65%, from $942,000 in the three months ended September 30, 2003 to $1,551,000 in the three months ended September 30, 2004 and decreased by $1,976,000, or 36%, from $5,448,000 in the nine months ended September 30, 2003 to $3,472,000 in the nine months ended September 30, 2004. The increase for the third quarter of 2004 primarily reflects a charge of $0.7 million relating to the resignation of our former Chief Executive Officer in August 2004 representing the amount to be paid to the former CEO through September 1, 2006 under his employment agreement. The decrease for the nine month period primarily reflects a one-time expense of $1,857,000 representing the premium over fair market value that was paid in repurchasing shares of our common stock in the first quarter of 2003 and other consulting and professional fees related to the repurchase of our common stock. The decrease for the nine month period also reflects decreased expenses incurred in connection with the patent interference proceeding conducted in 2003 offset by the charges relating to the resignation of our former Chief Executive Officer in 2004. Although we are involved in patent interference proceedings, we do not practice nor do we intend to practice the intellectual property involved in these proceedings (see “Risk Factors — Risks Relating to Intellectual Property” below). Other than the expenses incurred with respect to the stock repurchase, patent interference proceedings, and the resignation of our former Chief Executive Officer, general and administrative expenses in the three and nine months ended September 30, 2004 were consistent with general and administrative expenses in the three and nine months ended September 30, 2003. These expenses consisted primarily of salary expense, professional legal fees associated with our regulatory filing requirements and business development expenses.

     Stock-Based Compensation

     As a result of repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results include a credit of approximately $19,000 and $592,000 for the three and nine months ended September 30, 2004 as a result of a decrease in the intrinsic value of these repriced options from December 31, 2003 to September 30, 2004. We recorded approximately $506,000 of expense from these repriced options as a result of an increase in the intrinsic value of these options in the third quarter of 2003. For the nine months ended September 30, 2003, we recorded approximately $641,000 of stock compensation expense which also includes a charge with respect to repriced options exercised between December 31, 2002 and September 30, 2003 when the market value per share of our common stock was higher than its value at December 31, 2002. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.

     Investment Income, net

     Investment income increased by approximately $29,000, or 106%, from $28,000 in the three months ended September 30, 2003 to $57,000 in the three months ended September 30, 2004 and decreased by approximately $107,000, or 43%, from $251,000 in the nine months ended September 30, 2003 to $144,000 in the nine months ended September 30, 2004. The change for the nine months ended September 30, 2004 was primarily a result of a one-time gain from the sale of common stock we received from a collaboration partner as payment of a portion of the license fee in the three months ended September 30, 2003.

     Interest Expense

     On April 1, 2004, upon the maturity of our 9% notes, we paid $1,306,000 representing the outstanding principal amount of our 9% notes, plus accrued interest. As a result, we had no interest expense for the three months ended September 30, 2004. Our interest expense for the three months ended September 30, 2003 was approximately $29,000. Interest expense decreased by approximately $59,000, or 67%, from $88,000 in the nine months ended September 30, 2003 to $29,000 in the nine months ended September 30, 2004. Interest expense in the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 consisted of interest on our 9% notes.

     Preferred Stock Dividends

     Accretion of preferred stock dividends decreased by approximately $1,137,000, or 100%, from $1,137,000 for the three months ended September 30, 2003 to nearly zero for the three months ended September 30, 2004 and decreased by $726,000, or 21%, from $3,402,000 for the nine months ended September 30, 2003 to $2,676,000 for the nine months ended September 30, 2004. The decrease for the three and nine month periods was primarily attributable to the conversions of Series A convertible preferred stock into common stock in the fourth quarter of 2003 and the first quarter of 2004. The conversion took place in accordance with an amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion.

     For the nine months ended September 30, 2004, we recorded approximately $3,245,000 of preferred stock dividends related to the additional shares issued in connection with the conversion of Series A convertible preferred stock into common stock in the first quarter of 2004. This additional $3,245,000 dividend was partially offset by a reversal of $570,000 of dividends that were accreted in the fourth quarter of 2003 with respect to these shares but were reversed during the nine months ended September 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of Series A convertible preferred stock were converted into common stock. For the three and nine months ended September 30, 2004, the decrease is attributable to the decrease in the recurring dividend amount since fewer shares of Series A convertible preferred stock are outstanding, and a reduction in the annual dividend accretion rate from 6% to 1% offset in the nine months ended September 30, 2004 by the additional $3,245,000 dividend. The amendment to our Restated Certificate of Incorporation also reduced the liquidation preference on our Series A convertible preferred stock from $100 per share to $1 per share resulting in a reduction in the liquidation preference from approximately $73,100,000 at December 3, 2003 to $655 at September 30, 2004. All preferred stock dividends are payable, at our election, either in cash or shares of Series A convertible preferred stock.

     Net Loss Applicable to Common Stockholders

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to approximately $4,007,000 and $4,821,000 for the three months ended September 30, 2004 and 2003, respectively and to approximately $12,587,000 and $16,371,000 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Liquidity

     We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

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

     In August 2004, we raised approximately $5.1 million in gross proceeds from a private placement to institutional and overseas investors. In the private placement, we sold 8,823,400 shares of common stock and warrants to purchase 1,764,680 shares of common stock. The warrants to purchase common stock have an exercise price of $0.67 per share and will expire if not exercised on or prior to August 27, 2009. The warrants may be exercised by cash payment only. On or after February 27, 2005, we may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period is greater than or equal to $1.34 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. We may exercise our right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, are expected to total approximately $4.7 million.

Cash Flows

     As of September 30, 2004, we had approximately $8,217,000 in cash and cash equivalents and approximately $9,172,000 in short-term investments, which in total represent an increase of approximately $3,721,000 in cash and cash equivalents and short-term investments from December 31, 2003.

     We used approximately $10,381,000 of cash for operating activities during the nine months ended September 30, 2004, principally to fund our research and development expenses and our general and administrative expenses.

     We purchased approximately $15,736,000 in “available-for-sale” securities and received proceeds of $12,500,000 from the sale and maturity of “available-for-sale” securities in the nine months ended September 30, 2004.

     During the nine months ended September 30, 2004, we received a total of approximately $15,419,000 in net proceeds from our April 2004 and August 2004 financings. In addition, we received approximately $142,000 from the exercise of stock options and warrants. During the nine months ended September 30, 2004, we paid $1,306,000 in principal amount upon the maturity of our 9% notes, plus accrued interest. As of September 30, 2004, we had no outstanding debt.

Funding Requirements

     Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our cash requirements at least through the third quarter of 2005. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations at least through the third quarter of 2005, we will need to raise additional funds. We expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our ability to raise cash are:

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

Contractual Obligations

     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. On April 1, 2004, we paid our indebtedness under the 9% notes in full upon the maturity of our 9% notes. In July 2004, we signed an agreement with Parexel to manage the phase 2 clinical trial of IMOxine. Under the agreement, our remaining obligation may amount to $3.7 million in connection with the conduct of this trial. The timing of these payments is dependent upon patient enrollment and the progress of the trial.

     Except as set forth above, as of September 30, 2004, our contractual obligations have not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of September 30, 2004, we had incurred operating losses of approximately $296.5 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash and cash equivalents and short-term investments will be sufficient to fund our cash requirements at least through the third quarter of 2005. We will need to raise additional funds to operate our business beyond such time. We believe that the key factors that will affect our ability to raise cash are:

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

     We are investing a significant portion of our time and financial resources in the development of HYB2055, our lead 2nd generation IMO compound. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of this product. The commercial success of this product will depend on several factors, including the following:

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

     Our efforts to commercialize this product are at an early stage, as we are currently conducting a phase 1 clinical trial of this product candidate in the United States and in October 2004, we initiated a phase 2 clinical trial in patients with metastatic or recurrent clear cell renal carcinoma. We have also completed a separate phase 1 trial of this product in the United Kingdom. If we are not successful in commercializing this product, or are significantly delayed in doing so, our business will be materially harmed.

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

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. In 2003, we commenced phase 1 clinical trials of HYB2055 in oncology patients, and in October 2004 we initiated a phase 2 clinical trial of HYB2055 for enrollment of patients with metastatic or recurrent clear cell renal carcinoma. We are currently conducting a phase 1/2 clinical trial of GEM231, for the treatment of solid tumor cancer. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to complete these trials or commence and complete any other clinical trials.

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

     We anticipate that the competition with our products and technologies will be based on a number of factors including product efficacy, safety, availability and price.

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

     Our success is highly dependent on the retention of principal members of our technical and management staff, including Sudhir Agrawal. Dr. Agrawal serves as our President and Chief Executive Officer. Dr. Agrawal has extensive experience in the pharmaceutical industry, has made significant contributions to the field of nucleic acid chemistry and is named as an inventor on over 200 patents and patent applications worldwide. Dr. Agrawal provides the scientific leadership for our research and development activities and directly supervises our research staff. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.

     We are a party to an employment agreement with Dr. Agrawal, but this agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

     The testing, manufacturing, labeling, advertising, promotion, export and marketing of our products are subject to extensive regulation by governmental authorities in Europe, the United States and elsewhere throughout the world.

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

     We are party to nine royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, we became involved in an interference declared by the United States Patent and Trademark Office, or USPTO, involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health. As of September 30, 2004, this interference is still proceeding. In addition, in 2003, we became involved in an interference declared by the USPTO involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and The Massachusetts Institute of Technology. On August 6, 2004, the USPTO entered judgment in favor of the patent application jointly assigned to the University of Montreal and The Massachusetts Institute of Technology and against certain claims of the patent exclusively licensed to us from UMMC. We are neither practicing nor intending to practice the intellectual property involved in either of the interferences of which we are involved.

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

     Between September 2000 and March 2004, we purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology under a manufacturing agreement. Since the expiration of our manufacturing agreement with Avecia in March 2004, Avecia has continued to provide oligonucleotides to us under the terms of that agreement while the parties work to establish a new agreement. We are continuing to purchase oligonucleotides from Avecia for use in clinical trials. If we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired.

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

     Our stock price has been volatile. During the period from January 1, 2002 to September 30, 2004, the closing sale price of our common stock ranged from a high of $1.77 per share to a low of $0.42 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to non-dollar denominated operating expenses in Europe. As of September 30, 2004, we have no assets and liabilities related to non-dollar denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HYBRIDON, INC.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

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

HYBRIDON, INC

Date: November 10, 2004	/s/ Sudhir Agrawal

Sudhir Agrawal
Chief Scientific Officer
Chief Executive Officer
President
(Principal Executive Officer)

Date: November 10, 2004	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice
President of Operations
(Principal Financial and Accounting
Officer)

Exhibit Index

Exhibit No.
10.1	Engagement letter, dated August 27, 2004, between the Company and Pillar Investment Limited.

10.2	Registration Rights Agreement, dated August 27, 2004, among the Company, Pillar Investments Limited and Purchasers.

10.3	Form of warrants issued to investors and the placement agent in the Company’s August 27, 2004 financing.

10.4	Amendment to Employment Agreement, dated August 20, 2004, by and between the Company and Stephen R. Seiler.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.