Form 10-K/A
period 2004-12-31
HYBRIDON INC
filed 2005-05-02
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K ON
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

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $60,166,000 based on the last sale price of the registrant’s common stock, $.001 par value per share (the “Common Stock”), on the American Stock Exchange on June 30, 2004. As of March 31, 2005, the registrant had 111,009,836 shares of Common Stock outstanding.

     This Amendment No. 1 on Form 10-K/A amends and restates Items 10, 11, 12, 13 and 14 and the exhibit index of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2005 by Hybridon, Inc. (the “Company” or “Hybridon”) for the year ended December 31, 2004.

Part III

Item 10. Directors and Executive Officers of Hybridon

Directors

     The Company’s Board of Directors is divided into three classes and currently consists of two Class I Directors (C. Keith Hartley and William S. Reardon), two Class II Directors (Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik) and three Class III Directors (Dr. Sudhir Agrawal, Youssef El Zein and Dr. Alison Taunton-Rigby). The terms of the three classes are staggered so that one class is elected each year. Members of each class are elected for three-year terms.

     Set forth below are the names of each member of the board of directors, the year in which each first became a director, their ages as of March 31, 2005, their positions and offices with the Company, their principal occupations and business experience during the past five years and the names of other public companies for which they serve as a director.

Class I Directors — Terms to Expire in 2005

C. Keith Hartley	Director since 2000

     C. Keith Hartley, age 62, has been President of Hartley Capital Advisors, a financial consulting firm, since June 2000. Mr. Hartley was Managing Partner of Forum Capital Markets LLC, an investment banking firm, from August 1995 to May 2000. Mr. Hartley also serves as a director of Universal Display Corporation, a developer of flat panel displays.

William S. Reardon, CPA	Director since 2002

William S. Reardon, age 58, was an audit partner at PricewaterhouseCoopers LLP, where he led the Life Science Industry Practice for New England and the Eastern United States from 1986 until his retirement from the firm in July 2002. Mr. Reardon served on the Board of the Emerging Companies Section of the Biotechnology Industry Organization from June 1998 to June 2000 and the Board of Directors of the Massachusetts Biotechnology Council from April 2000 to April 2002. He also serves as a director of Oscient Pharmaceuticals Corporation (formerly Genome Therapeutics Corp.), a biopharmaceutical company.

Class II Directors — Terms to Expire in 2006

Dr. James B. Wyngaarden	Director since 1990

     Dr. James B. Wyngaarden, age 80, has been Chairman of the Company’s Board of Directors since February 2000 and was Vice Chairman from February 1997 to February 2000. Dr. Wyngaarden was a principal in the Washington Advisory Group LLC consulting firm until January 2002. Dr. Wyngaarden co-founded the Washington Advisory Group in 1996. He was Senior Associate Dean, International Affairs at the University of Pennsylvania Medical School from 1995 to 1997. Dr. Wyngaarden was Foreign Secretary of the National Academy of Sciences and the Institute of Medicine from 1990 to 1994. He was Director of the Human Genome Organization from 1990 to 1991 and a council member from 1990 to 1993. Dr. Wyngaarden was Director of the National Institutes of Health from 1982 to 1989, and Associate Director for Lifesciences, Office of Science and Technology Policy in the Executive Office of the President, the White House, from 1989 to 1990. He is also a member of the Board of Directors of Genaera Corporation, a biopharmaceutical company, a former member of the Board of Directors of Human Genome Sciences, Inc., a genomics and biopharmaceutical company, until May 2004 and the author of approximately 250 scientific publications.

Dr. Paul C. Zamecnik	Director since 1990

     Dr. Paul C. Zamecnik, age 92, has been the Collis P. Huntington Professor of Oncologic Medicine Emeritus at the Harvard Medical School since 1979. Dr. Zamecnik is also a Senior Scientist and Honorary Physician at Massachusetts General Hospital in Boston. He was Principal Scientist at the Worcester Foundation for Biomedical Research, Inc., a biomedical research institution, from 1979 to 1996. Dr. Zamecnik received the National Medal of Science in 1991, the City of Medicine Award in 1995 and the Lasker Award for Special Achievement in Medical Science in 1996.

Class III Directors — Terms to Expire in 2007

Dr. Sudhir Agrawal	Director since 1993

     Dr. Sudhir Agrawal, age 51, joined the Company in 1990 and has been the Company’s Chief Executive Officer since August 2004, President since February 2000 and Chief Scientific Officer since January 1993. Prior to his appointment as Chief Scientific Officer, Dr. Agrawal served as Principal Research Scientist from February 1990 to January 1993 and as Vice President of Discovery from December 1991 to January 1993. He also served as Acting Chief Executive Officer from February 2000 until September 2001. Prior to joining the Company, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation for Biomedical Research from 1987 to 1991 and served as a Research Associate at Medical Research Council’s Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986, studying DNA chemistry and synthetic oligonucleotides. At Hybridon, Dr. Agrawal has led the discovery and development of synthetic oligonucleotides as therapeutic agents based on antisense technology, and more recently for immunotherapy. Dr. Agrawal is the co-author of more than 230 patents worldwide. He has authored more than 260 research papers and reviews, and has edited three books.

Youssef El Zein	Director since 1992

     Youssef El Zein, age 56, has been Vice Chairman of the Company’s Board of Directors since February 1997. Mr. El Zein has been Chairman and Chief Executive Officer of Pillar S.A., a private investment and management consulting firm, since 1991 and has served as a member of the Board of Directors of WorldCare Group, a telemedicine and insurance company, since 1993. Mr. El Zein is also Managing Director of Optima Life Sciences Ltd., a biotechnology investment fund.

Dr. Alison Taunton-Rigby	Director since 2004

     Dr. Alison Taunton-Rigby, age 60, has been Chief Executive Officer and Director of RiboNovix, Inc., a privately held development stage anti-infectives company she co-founded, since February 2003. Prior to founding RiboNovix, Dr. Taunton-Rigby was Chief Executive Officer of Catharsis Medical Technology, Inc., a private company, from November 2001 to February 2003, President and Chief Executive Officer of ForesterBiotech, a private company, from November 2000 to present, President and Chief Executive Officer of Aquila Biophamaceuticals, Inc., a public company, from October 1996 to November 2000, President and Chief Executive Officer of Cambridge Biotech Corporation, a public company, from March 1995 to October 1996, and President and Chief Executive Officer of Mitotix, Inc., a private company, from August 1993 to December 1994. Previous to these positions, she was Senior Vice President, Biotherapeutics at Genzyme Corporation, and has held senior management positions at Biogen, Inc. (now Biogen Idec), Vivotech Inc., Collaborative Research, Inc. and Arthur D. Little. Dr. Taunton-Rigby is a director of American Express Funds and Abt Associates Inc. She is an advisor to Arboretum Ventures, Inc. and a trustee of The Children’s Hospital, Boston, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, and a director of the Massachusetts Biotechnology Council. In June 2002, Dr. Taunton-Rigby was awarded the OBE (Officer of the Order of the British Empire) by Queen Elizabeth II in recognition of her work as a leader in the research, development and promotion of biotechnology.

Executive Officers

     The response to this Item in connection with the Company’s executive officers is contained under the caption “Executive Officers and Key Employees of Hybridon” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

Family Relationships

     There are no family relationships among any of the Company’s directors and executive officers.

Audit Committee

     The Company has a separately designated standing Audit Committee. The current members of the Audit Committee are Mr. Hartley, Mr. Reardon and Dr. Taunton-Rigby. The Board of Directors has determined that Mr. Reardon, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The Board has also determined that each member of the Audit Committee, including Mr. Reardon, is “independent” as determined under Section 121(A) of the American Stock Exchange’s listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on its review of copies of reports filed by individuals and entities required to make filings (“Reporting Persons”) pursuant to Section 16(a) of the Exchange Act or written representations from certain Reporting Persons, the Company believes that during 2004 all filings required to be made by its Reporting Persons were timely made in accordance with the Exchange Act except that each of the following Reporting Persons failed to timely file a Form 4 in connection with transactions effected during 2004 and prior years on the number of occasions set forth in parentheses after each Reporting Person’s name: Youssef El Zein (two Form 4s covering two transactions), Optima Life Sciences Limited (two Form 4s covering two transactions), Mr. Robert G. Andersen (one Form 4 covering one transaction), C. Keith Hartley (one Form 4 covering one transaction), Dr. Alison Taunton-Rigby (one Form 4 covering one transaction), Dr. R. Russell Martin (one Form 4 covering one transaction), Great Point Partners LLC (two Form 4s covering two transactions) and Dr. Jeffrey R. Jay (two Form 4s covering two transactions).

Code of Ethics

     The Company has adopted a written code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to disclose any amendments to, or waivers from, the Company’s code of business conduct and ethics on the Company’s website which is located at www.Hybridon.com.

Item 11. Executive Compensation

Executive Compensation

     The following table sets forth the compensation for the Chief Executive Officer of the Company, the Chief Financial Officer of the Company and two former executive officers of the Company (collectively, the “Named Executive Officers”):

Summary Compensation Table

							Long-Term
							Compensation
		Annual Compensation					Awards
							Securities
Name and					Other Annual		Underlying	All Other
Principal Position		Salary		Bonus	Compensation		Options(shares)	Compensation(1)
Sudhir Agrawal, D. Phil	2004	$363,750		$79,500	$64,750	(2)	250,000	$39,370
CEO, President & CSO	2003	360,000		100,000	65,000	(2)	—	41,616
	2002	360,000		100,000	64,624	(2)	—	47,039

Robert G. Andersen	2004	297,000		32,700	15,756	(3)	300,000	18,281
CFO, VP of Operations,	2003	258,000		120,000	14,489	(3)	—	22,877
Treasurer and Secretary	2002	258,000		60,000	13,294	(3)	—	18,400

Stephen R. Seiler	2004	360,000	(4)	25,000	12,075	(3)	—	12,185
Former CEO	2003	360,000		100,000	15,707	(3)	—	18,115
	2002	360,000		—	14,376	(3)	350,000	64,086

R. Russell Martin, M.D.	2004	187,687	(5)	—	13,947	(3)	—	13,692
Former Senior VP Drug	2003	250,250		10,000	14,397	(3)	15,000	31,000
Development and CMO	2002	250,250		15,000	13,212	(2)	—	16,569

(1)	All Other Compensation represents compensation paid for the surrender of unused vacation days and 401(k) employer contributions in the applicable year. All Other Compensation for Mr. Seiler also includes relocation benefits paid to Mr. Seiler in 2002.

	2004	2003	2002
Sudhir Agrawal, D. Phil
401(k)	$8,000	$7,000	$5,500
Compensation paid for the surrender of unused vacation days	31,370	34,616	41,539

Total for Sudhir Agrawal, D. Phil	$39,370	$41,616	$47,039

Robert G. Andersen
401(k)	$8,000	$7,000	$5,500
Compensation paid for the surrender of unused vacation days	10,281	15,877	12,900

Total for Robert G. Andersen	$18,281	$22,877	$18,400

Stephen R. Seiler
401(k)	$4,800	$6,000	$5,500
Compensation paid for the surrender of unused vacation days	7,385	12,115	12,692
Relocation benefits	—	—	45,894

Total for Stephen R. Seiler	$12,185	$18,115	$64,086

R. Russell Martin, M.D.
401(k)	$4,067	$7,000	$5,500
Compensation paid for the surrender of unused vacation days	9,625	24,000	11,069

Total for R. Russell Martin, M.D.	$13,692	$31,000	$16,569

(2)	Other Annual Compensation paid to Dr. Agrawal consists of:

	2004	2003	2002
Cash paid in lieu of employee benefits pursuant to Dr. Agrawal’s employment agreement	$47,363	$48,591	$50,000
Premiums paid by the Company for life, disability and health insurance	17,387	16,409	14,624

Total	$64,750	$65,000	$64,624

(3)	Represents premiums paid by the Company for life, disability and health insurance in the applicable year.

(4)	Mr. Seiler resigned on August 30, 2004. The $360,000 in salary paid to Mr. Seiler in 2004 consists of $240,000 that Mr. Seiler was paid during his employment between January 1, 2004 and August 30, 2004 and $120,000 that was paid to Mr. Seiler after August 30, 2004 as severance pursuant to Mr. Seiler’s amended employment agreement.

(5)	Dr. Martin retired on June 30, 2004. The $187,687 in salary paid to Dr. Martin in 2004 consists of $125,125 that Dr. Martin was paid during his employment between January 1, 2004 and June 30, 2004 and $62,562 that was paid to Dr. Martin between July 1, 2004 and September 30, 2004 pursuant to Dr. Martin’s amended employment agreement.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options made during fiscal year 2004 to Dr. Agrawal and Mr. Andersen. None of the other Named Executive Officers were granted options in 2004:

	Individual Grants
	Number of	Percent of			Potential Realizable Value at
	Securities	Total Options			Assumed Annual Rates of
	Underlying	Granted to	Exercise		Stock Price Appreciation For
	Option	Employees in	Price Per	Expiration	Option Term($)(2)
Name	Grants(#)	Fiscal Year(%)(1)	Share($)	Date	0%	5%	10%
Sudhir Agrawal, D.Phil.(3)	250,000	12%	$0.52	11/30/14	—	$65,467	$181,249
Robert G. Andersen(3)	300,000	14%	$0.52	11/30/14	—	$88,334	$233,061

(1)	The percentage of total options granted to employees in 2004 is calculated based on options to purchase 2,084,750 shares of Common Stock granted to employees during 2004 under the Company’s equity incentive plans.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. The value is based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the option is granted until its expiration date. These numbers are calculated based on the requirements of the SEC and do not represent an estimate or projection of the future price of the Company’s Common Stock. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in the above table may not necessarily be achieved.

(3)	These options vest quarterly over four years beginning on February 28, 2005. All options granted to Dr. Agrawal and Mr. Andersen will become fully exercisable upon a change of control of the Company.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth certain information concerning options exercised by the Named Executive Officers in 2004, and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2004.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised Options		In-the-Money Options at
	Acquired on	Value	At Fiscal Year-End		Fiscal Year-End(2)
	Exercise(#)	Realized($)(1)	Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)
Sudhir Agrawal, D. Phil	—	$ —	5,589,000	1,380,000	$—	$—
Robert G. Andersen	—	—	1,100,455	300,000	—	—
Stephen R. Seiler	—	—	3,990,000	—	—	—
R. Russell Martin, M.D.	8,000	4,880	401,330	—	—	—

(1)	Based on the difference between the closing price for the Common Stock as reported on the American Stock Exchange on the date of exercise and the exercise price of the option.

(2)	The closing price for the Common Stock as reported by the American Stock Exchange on December 31, 2004 was $0.48 per share. Value is calculated on the basis of the difference between the option exercise price and $0.48 multiplied by the number of shares of Common Stock underlying the option.

Director Compensation

Meeting Fees

     Members of the Board of Directors who are not employees of the Company are paid $1,250 for personal attendance and $500 for telephonic attendance at Board of Directors and committee meetings. These directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors and committee meetings.

     The Company has a policy under which non-employee directors may elect to receive meeting fees in cash or in a number of shares of Common Stock determined by dividing the fees for meetings attended by 85% of the fair market value of the Company’s Common Stock on the first business day of the quarter following the quarter in which fees are earned. In connection with this policy, directors elected to receive Common Stock in lieu of cash for Board of Director and committee meeting fees earned during 2004 as follows:

	Shares of
Director	Common Stock	Cash Fees Forgone
Mr. Reardon	5,974	$3,250
Dr. Wyngaarden	35,048	18,750
Dr. Zamecnik	18,951	10,000

Annual Retainers

     In addition to meeting fees, in 2004 the Company paid the Chairman of the Board an annual retainer of $60,000, which was paid in monthly installments, and paid the Chairman of the Audit Committee an annual retainer of $15,000, which was paid in quarterly installments. All other non-employee directors were paid an annual retainer of $10,000, which was paid in quarterly installments.

Equity Compensation

     The Company’s amended 1995 Director Stock Option Plan provides for the grant of options to purchase 25,000 shares of Common Stock to each non-employee director upon his or her initial election to the Board of Directors. In 2004 and for the first quarter of 2005, each non-employee director received automatic quarterly grants of options to purchase 3,750 shares of Common Stock on the first day of each calendar quarter. Beginning with the second quarter of 2005, each non-employee director receives an automatic quarterly grant of options to purchase 10,000 shares of Common Stock on the first day of each calendar quarter, with options to purchase 3,750 of such shares being granted under the Company’s 1995 Director Stock Option Plan and options to purchase 6,250 of such shares being granted under the Company’s Amended and Restated 1997 Stock Incentive Plan or the Company’s 1995 Stock Option Plan. All options are granted with exercise prices equal to the fair market value of the Common Stock on the date of grant. All options vest on the first anniversary of the date of grant. The vesting of all options granted will be automatically accelerated upon the occurrence of a change in control of the Company.

     In 2004, the Company granted the following stock options to its directors under the 1995 Director Stock Option Plan:

•	On January 1, 2004, the Company granted to each of the non-employee directors an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $1.14 per share.

•	On April 1, 2004, the Company granted to each of the non-employee directors an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $1.04 per share.

•	On July 1, 2004, the Company granted to each of the non-employee directors an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $0.64 per share.

•	On October 1, 2004, the Company granted to each of the non-employee directors an option to purchase 3,750 shares of Common Stock under the 1995 Director Stock Option Plan at an exercise price of $0.63 per share.

Other Compensation

     The Company paid Dr. Zamecnik $20,000 for consulting services provided by Dr. Zamecnik in 2004 and expects to pay Dr. Zamecnik $20,000 in 2005 for similar services.

Employment Agreements, Termination of Employment and Change in Control Arrangements

     Hybridon is a party to an employment agreement with Dr. Agrawal for a term commencing on April 1, 2002 and ending on April 1, 2007. The agreement is currently being amended to reflect Dr. Agrawal’s current responsibilities as Chief Executive Officer. Effective January 1, 2005, Dr. Agrawal is entitled to receive an annual base salary of $396,000. Dr. Agrawal is also entitled to receive an annual bonus as determined by the Compensation Committee. The Company has agreed that if the value of specified employee benefits paid on behalf of Dr. Agrawal during any calendar year does not exceed 20% of Dr. Agrawal’s annual base salary, the Company will pay Dr. Agrawal the difference between the actual amounts paid or contributed and 20% of his annual base salary up to a maximum of $50,000. If Dr. Agrawal’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Dr. Agrawal his annual base salary and provide Dr. Agrawal with his benefits for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) April 1, 2007, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Dr. Agrawal terminates his employment for any reason within 13 months of the change of control, the Company will pay to Dr. Agrawal a lump sum cash payment equal to the lesser of (a) two times Dr. Agrawal’s annual base salary at the time of termination and (b) the product of Dr. Agrawal’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Dr. Agrawal with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Dr. Agrawal has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company. If Dr. Agrawal’s employment is terminated by the Company without cause or by Dr. Agrawal for good reason, any options granted to Dr. Agrawal will vest as of the date of termination to the extent such options would otherwise have been vested as of April 1, 2007 if he had remained employed by the Company through such date.

     Hybridon is a party to an employment agreement with Mr. Andersen for a term commencing on April 1, 2002 and ending on April 1, 2006. Under this agreement, Mr. Andersen serves as the Company’s Chief Financial Officer and Vice President of Operations. Effective January 1, 2005, Mr. Andersen is entitled to receive an annual base salary of $300,000. Mr. Andersen is also entitled to receive an annual bonus as determined by the Compensation Committee. If Mr. Andersen’s employment is terminated by the Company without cause or by him for good reason, Hybridon will continue to pay Mr. Andersen his annual base salary and provide Mr. Andersen with his benefits for a period ending upon the earlier of (i) the date 24 months following such termination and (ii) April 1, 2006, but in no event for a period of less than 12 months, and Hybridon will pay any accrued bonus through the date of termination. If, after a change of control of the Company, Mr. Andersen terminates his employment for any reason within 13 months of the change of control, the Company will pay to Mr. Andersen a lump sum cash payment equal to the lesser of (a) two times Mr. Andersen’s annual base salary at the time of termination and (b) the product of Mr. Andersen’s annual base salary at the time of termination multiplied by the number of years (or portion thereof) remaining in the employment period under the agreement, and continue to provide Mr. Andersen with his benefits until the earlier of the date 24 months following the date of termination and the expiration of the employment period under the agreement. Mr. Andersen has agreed that during his employment with the Company and for a one-year period thereafter, he will not hire or attempt to hire any employee of the Company or compete with the Company. If Mr. Andersen’s employment is terminated by the Company without cause or by Mr. Andersen for good reason, any options granted to Mr. Andersen will vest as of the date of termination to the extent such options would otherwise have been vested as of April 1, 2006 if he had remained employed by the Company through such date.

     On August 30, 2004, Mr. Seiler resigned as Chief Executive Officer and as a director of the Company. In connection with his resignation and in accordance with his employment agreement, the Company agreed to continue to pay Mr. Seiler his annual base salary until September 1, 2006, to vest all unvested stock options as of August 30, 2004 and to extend the period during which Mr. Seiler could exercise all stock options held by him until August 30, 2006. Mr. Seiler has agreed that for a one-year period ending on August 30, 2005, he will not hire or attempt to hire any employee of the Company or compete with the Company.

     Dr. Martin retired as Senior Vice President Drug Development and Chief Medical Officer on June 30, 2004. In connection with his retirement and in accordance with his amended employment agreement, the Company continued to pay Dr. Martin his base salary until September 30, 2004, and Dr. Martin received the right to exercise his stock options until June 30, 2005.

     All options granted to Dr. Agrawal and Mr. Andersen will become fully exercisable upon a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Mr. Hartley, Mr. Reardon, Dr. Taunton-Rigby and Dr. Wyngaarden. No member of the Company’s Compensation Committee was at any time during 2004, or was formerly, an officer or employee of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     On January 31, 2005, Hybridon had 110,950,020 shares of Common Stock issued and outstanding. The following table sets forth certain information about the beneficial ownership of Common Stock, as of January 31, 2005 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

		Percentage of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficial Ownership	Outstanding(1)
5% Stockholders

Youssef El Zein(2)	10,621,796	9.3%
c/o Optima Life Sciences Limited
St. James’s Chambers
64A Athol Street
Isle of Man IM1 1JE

Jeffrey R. Jay, M.D.(3)	10,324,594	9.2%
2 Pickwick Plaza
Suite 450
Greenwich, CT 06830

Great Point Partners, LLC(4)	9,975,394	8.9%
2 Pickwick Plaza
Suite 450
Greenwich, CT 06830

Optima Life Sciences Limited(5)	7,725,982	6.8%
St. James’s Chambers
64A Athol Street
Isle of Man IM1 1JE

Sudhir Agrawal, D. Phil(6) c/o Hybridon, Inc. 345 Vassar Street Cambridge, MA 02139	5,874,285	5.0%

Other Directors and Named Executive Officers

Stephen R. Seiler(7)	4,500,200	3.9%
Robert G. Andersen(8)	1,183,298	1.1%
Paul C. Zamecnik, M.D.(9)	1,004,180	*
James B. Wyngaarden, M.D.(10)	780,342	*
R. Russell Martin(11)	496,080	*
C. Keith Hartley(12)	407,238	*
William S. Reardon(13)	54,884	*
Alison Taunton-Rigby	—	—

All directors and executive officers as a group (8 persons)(12)	19,926,023	16.3%

*	Less than 1%

(1)	The number of shares beneficially owned by each person is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the stockholder has the sole or shared voting power or investment power and any shares that the stockholder has the right to acquire within 60 days of January 31, 2005 through the conversion of any convertible security or the exercise of any stock option, warrant or other right. Unless otherwise indicated, each stockholder has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	Includes 47,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005. Also includes (a) 2,203,734 shares of Common Stock issuable upon the exercise of warrants held by Optima Life Sciences Ltd. (“Optima”), (b) 5,522,248 shares of Common Stock held by Optima and (c) 1,020,229 shares of Common Stock issuable upon the exercise of warrants held by Pillar Investment Ltd. (“Pillar”). Mr. El Zein is a director of Pillar and a director of Optima. Pillar is the manager and investment advisor of Optima and holds all of the voting shares of Optima. Because of his relationship with Pillar and Optima, Mr. El Zein may be deemed to beneficially own all of the shares of Common Stock that Pillar and Optima beneficially own. Mr. El Zein is a director of the Company.

(3)	Dr. Jay has voting and investment power with respect to the shares held by Biomedical Value Fund, LP and Biomedical Offshore Value Fund Ltd., which hold shares of Common Stock and warrants to purchase Common Stock as set forth in Note (4) below. The foregoing information is based solely on a Schedule 13G/A, dated February 11, 2005, filed with the SEC by Great Point Partners, LLC and Dr. Jay.

(4)	Includes 4,837,600 shares of Common Stock held by Biomedical Value Fund, LP and 3,586,800 shares of Common Stock held by Biomedical Offshore Value Fund Ltd. Also includes 876,478 shares of Common Stock issuable upon the exercise of warrants held by Biomedical Value Fund, LP and 674,516 shares of Common Stock issuable upon the exercise of warrants held by Biomedical Offshore Value Fund Ltd. Great Point Partners, LLC is the investment manager of Biomedical Value Fund, LP and Biomedical Offshore Value Fund Ltd. Dr. Jay has voting and investment power with respect to the shares held by Biomedical Value Fund, LP and Biomedical Offshore Value Fund Ltd. The foregoing information is based solely on a Schedule 13G/A, dated February 11, 2005, filed with the SEC by Great Point Partners, LLC and Dr. Jay.

(5)	Includes 2,203,734 shares of Common Stock issuable upon the exercise of warrants held by Optima.

(6)	Includes 5,742,125 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005.

(7)	Includes 3,990,000 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005, and 200 shares held by Mr. Seiler’s children.

(8)	Includes 1,119,205 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005.

(9)	Includes 218,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005, and 20,548 shares of Common Stock issuable upon the exercise of warrants.

(10)	Includes 548,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005, and 10,274 shares of Common Stock issuable upon the exercise of warrants.

(11)	Includes 397,330 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005.

(12)	Includes 53,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005.

(13)	Includes 43,750 shares of Common Stock subject to outstanding stock options, which are exercisable within the 60-day period following January 31, 2005.

(14)	Includes 7,774,080 shares of Common Stock subject to outstanding stock options held by the directors and executive officers, which are exercisable within the 60-day period following January 31, 2005, and 3,254,785 shares of Common Stock issuable upon the exercise of warrants held by directors and officers. Also includes securities owned by Optima and Pillar as set forth in Note (2) above.

Equity Compensation Plan Information

     The following table provides information about the Company’s Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2004.

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued	Weighted-average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected
Plan Category	Warrants and Rights	Warrants and Rights	in column (a))
Equity compensation plans approved by stockholders(1)	10,356,230	$0.69	2,702,019
Equity compensation plans not approved by stockholders(2)	6,837,293	0.82	0

Total	17,193,523	0.74	2,702,019

(1)	Includes the Company’s:

•	1990 Stock Option Plan

•	1995 Stock Option Plan

•	1995 Employee Stock Purchase Plan

•	1995 Director Stock Option Plan

•	1997 Stock Incentive Plan

(2)	Includes

•	Nonqualified Stock Option Agreements issued to Dr. Sudhir Agrawal, effective as of April 2, 2001 and July 25, 2001;

•	Nonqualified Stock Option Agreements issued to Stephen R. Seiler, the former Chief Executive Officer of the Company, effective as of July 25, 2001; and

•	Warrants issued to consultants.

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

Non-Statutory Stock Option Agreements with Mr. Seiler

     In 2001, the Company granted to Mr. Seiler non-statutory stock options outside of any equity compensation plan approved by the Company’s stockholders, pursuant to the terms of two Non-Statutory Stock Option Agreements, as follows:

•	A Non-Statutory Stock Option Agreement providing for the purchase of 3,150,000 shares of Common Stock at an exercise price of $0.84 per share. The option under this agreement originally vested in 20 equal quarterly installments commencing on December 1, 2001; and

•	A Non-Statutory Stock Option Agreement providing for the purchase of 490,000 shares of Common Stock at an exercise price of $0.71 per share. The option under this agreement vested in four equal quarterly installments commencing on December 1, 2001.

     In connection with Mr. Seiler’s resignation as Chief Executive Officer and as a director of the Company on August 30, 2004, the Company agreed to vest all unvested stock options under these option agreements and to extend the period during which Mr. Seiler could exercise all stock options held by him until August 30, 2006.

Warrants Issued to Consultants

     In 2002 and 2001, the Company issued warrants to purchase shares of Common Stock to consultants outside of any equity compensation plan approved by the Company’s stockholders, as follows:

Year of		Exercise	Warrant
Issuance	Shares	Price	Expiration
2002	100,000	$1.65	January 2007
2001	500,000	$0.50	March 2006

No warrants were issued to consultants in 2004 or 2003.

Item 13. Certain Relationships and Related Transactions

     Since January 1, 2004, Hybridon has entered into or has been engaged in the following transactions with the following Hybridon directors, officers and stockholders who beneficially owned more than 5% of the outstanding Common Stock of Hybridon at the time of these transactions, as well as affiliates or immediate family members of those directors, officers and stockholders. Hybridon believes that the terms of the transactions described below were no less favorable than Hybridon could have obtained from unaffiliated third parties.

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

Pillar Investment Ltd. and Affiliates

     Youssef El Zein, a director of the Company, is a director of Pillar Investment Ltd. and a director of Optima Life Sciences Limited. Pillar is the manager and investment advisor of Optima and holds all of the voting shares of Optima. In 2004, the Company paid $281,000 to Pillar Investments Ltd. and issued to Pillar Investments Ltd. warrants to purchase 432,520 shares of Common Stock at an exercise price of $0.67 per share as placement agent fees in connection with the Company’s August 2004 private placement. In addition, Optima, which is controlled by Pillar Investment Ltd., purchased 2,768,100 shares of Common Stock and warrants to purchase 553,620 additional shares of Common Stock in the August 2004 private placement.

TMC Development

     The Company paid TMC Development $15,875 in 2004 for consulting services provided to the Company in 2003 under an agreement. Dr. Anthony Georges Marcel, who served as a director of the Company from December 2002 through February 2004, is the President and principal stockholder of TMC Development.

Great Point Partners LLC

     Biomedical Value Fund, LP and Biomedical Offshore Value Fund Ltd., each of which is an affiliate of Great Point Partners, LLC, purchased, in the aggregate, 1,730,100 shares of Common Stock and warrants to purchase 346,020 additional shares of Common Stock for the purchase price of $1,000,000 in the August 2004 private placement. Great Point beneficially owned over 5% of the outstanding Common Stock prior to the August 2004 private placement.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

Audit Fees

     Ernst & Young LLP’s fees for audit services totaled $191,027 and $167,538 for 2004 and 2003, respectively. Audit services were comprised of services associated with the 2004 and 2003 annual audits, registration statements and reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

     Ernst & Young LLP’s fees for audit-related services totaled $11,825 and $16,368 for 2004 and 2003, respectively. Audit-related services were comprised of employee benefit plan audits.

Tax Fees

     Ernst & Young LLP’s fees for tax services totaled $13,600 and $64,539 for 2004 and 2003, respectively. Tax services were comprised of tax compliance, tax advice and tax planning services.

All Other Fees

     Ernst & Young LLP did not have any fees for any other services for 2004 or 2003.

Pre-Approved Policy and Procedures

     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s registered public accounting firm. This policy generally provides that the Company will not engage its registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval procedures described below.

     From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2005.

Hybridon, Inc.
By:	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer

Exhibit Index

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

3.1	Restated Certificate of Incorporation of Hybridon, Inc., as amended.		10-K	March 25, 2005	001-31918
3.2	Amended and Restated Bylaws of Hybridon, Inc.		S-1	November 6, 1995	33-99024
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Hybridon, Inc.		S-1	December 8, 1995	33-99024
4.2	Indenture dated as of March 26, 1997 between Forum Capital Markets LLC and Hybridon, Inc.		8-K	April 14, 1997	000-27352
4.3	Rights Agreement dated December 10, 2001 by and between Hybridon, Inc. and Mellon Investor Services LLC, as rights agent, as amended.		S-2	October 10, 2003	333-109630
10.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Hybridon, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10.2†	Patent License Agreement effective as of October 13, 1994 between Hybridon, Inc. and McGill University.		S-1	November 6, 1995	33-99024
10.3†	License Agreement effective as of October 25, 1995 between Hybridon, Inc. and the General Hospital Corporation.		S-1	November 6, 1995	33-99024
10.4†	License Agreement dated as of October 30, 1995 between Hybridon, Inc. and Yoon S. Cho-Chung.		S-1	November 6, 1995	33-99024
10.5	Registration Rights Agreement dated as of February 21, 1990 between Hybridon, Inc., University of Massachusetts Medical Center and Paul C. Zamecnik.		S-1	November 6, 1995	33-99024
10.6††	1990 Stock Option Plan, as amended.		S-1	November 6, 1995	33-99024
10.7††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10.8††	1995 Director Stock Plan.		S-1	November 6, 1995	33-99024
10.9††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

10.10††	Employment Agreement dated April 1, 2002 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	May 14, 2002	000-27352
10.11††	Consulting Agreement dated as of March 1, 2003 between Hybridon, Inc. and Dr. Paul C. Zamecnik.		10-K	March 31, 2003	000-27352
10.12†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Hybridon, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352
10.13†	Licensing Agreement dated March 12, 1999 by and between Hybridon, Inc. and Integrated DNA Technologies, Inc.		10-K	April 15, 1999	000-27352
10.14†	Licensing Agreement dated September 7, 1999 by and between Hybridon, Inc. and Genzyme Corporation.		10-Q	November 15, 1999	000-27352
10.15	License Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.16	Assignment of Coexclusive License dated September 20, 2000 by and between Hybridon and the Public Health Service.		S-1/A	December 29, 2000	333-69649
10.17	Oligonucleotide Purification Patent License Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.18	Asset Purchase Agreement dated June 29, 2000 by and between Hybridon and Boston Biosystems, Inc.		Schedule 14A	August 15, 2000	000-27352
10.19†	Assignment of Patent Rights dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.20†	PNT Monomer Patent License and Option Agreement dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

10.21†	Agreement Relating to Patents Forming Part of Acquired Assets but to be Licensed Back to Hybridon for the Purposes of OriGenix Agreements dated September 20, 2000 by and between Hybridon and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.22	Agreement and Mutual Release between Hybridon and MethylGene, Inc. dated March 21, 2001.		10-K	April 13, 2001	000-27352
10.23††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352
10.24†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Hybridon, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.25	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Hybridon, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.26	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Hybridon, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.27††	Employment Agreement by and between Stephen R. Seiler and Hybridon, Inc. effective as of July 25, 2001.		10-Q	November 14, 2001	000-27352
10.28††	Amendment to Employment Agreement, dated August 20, 2004, by and between Hybridon, Inc. and Stephen R. Seiler.		10-Q	November 12, 2004	001-31918
10.29	Unit Purchase Agreement by and among Hybridon, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352
10.30††	Employment Agreement dated April 1, 2002 between Hybridon, Inc. and Robert G. Andersen.		10-Q	May 14, 2002	000-27352

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

10.31††	Executive Stock Option Agreement for 3,150,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.32††	Executive Stock Option Agreement for 490,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.33††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.34††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.35††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Hybridon, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.36	Consulting Agreement effective as of October 1, 2002 between Hybridon, Inc. and Pillar, S.A.		10-Q	October 24, 2002	000-27352
10.37†	License Agreement by and between Louisiana State University and Hybridon, Inc., dated July 1, 1998.		10-K	March 31, 2003	000-27352
10.38	Engagement Letter, dated as of April 18, 2003, by and among Hybridon, Inc., Pillar Investment Limited and PrimeCorp Finance S.A.		S-2	October 10, 2003	333-109630
10.39	Registration Rights Agreement, dated as of August 28, 2003 by and among Hybridon, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.40	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.41	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.42	Engagement Letter, dated as of August 27, 2004, by and among Hybridon, Inc. and Pillar Investment Limited.		10-Q	November 12, 2004	001-31918

Incorporated by Reference

Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K/A	Schedule	with SEC	Number

10.43		Registration Rights Agreement, dated August 27, 2004 by and among Hybridon, Inc., Pillar Investments Limited and Purchasers.		10-Q	November 12, 2004	001-31918
10.44		Form of Warrants issued to investors and the placement agent in connection with Hybridon’s August 27, 2004 financing.		10-Q	November 12, 2004	001-31918
10.45		Amendment to the License Agreement dated as of October 30, 1995 by and between Hybridon, Inc. and Yoon S. Cho-Chung, M.D., Ph.D. dated February 4, 2005.		10-K	March 25, 2005	001-31918
10.46	††	Summary of Director Compensation of Hybridon, Inc.		10-K	March 25, 2005	001-31918
10.47	††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan		10-K	March 25, 2005	001-31918
23.1		Consent of Independent Registered Public Accounting Firm.		10-K	March 25, 2005	001-31918
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		10-K	March 25, 2005	001-31918
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		10-K	March 25, 2005	001-31918
31.3		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 25, 2005	001-31918
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 25, 2005	001-31918

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.