Form 10-Q
period 2005-03-31
HYBRIDON INC
filed 2005-05-10
CIK 861838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	111,029,934

Class	Outstanding as of May 1, 2005

HYBRIDON, INC.

FORM 10-Q

Hybridon®, IMOxine® and GEM® are our registered trademarks. Amplivax™ and IMO™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,696,737	$5,021,860
Short-term investments	7,390,280	9,391,140
Receivables	209,035	293,113
Prepaid expenses and other current assets	435,598	333,316

Total current assets	11,731,650	15,039,429
Property and equipment, net	321,057	351,791

Total Assets	$12,052,707	$15,391,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$471,815	$354,736
Accrued expenses	1,109,199	1,332,150
Current portion of deferred revenue	152,537	171,287

Total current liabilities	1,733,551	1,858,173
Non-current portion of accrued expenses	150,000	240,000
Deferred revenue, net of current portion	491,771	523,655
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 at March 31, 2005 and December 31, 2004	7	7
Common stock, $0.001 par value
Authorized—185,000,000 shares
Issued and outstanding — 111,009,836 and 110,931,529 shares at March 31, 2005 and December 31, 2004, respectively	111,010	110,932
Additional paid-in capital	312,109,442	311,988,467
Accumulated deficit	(302,516,293)	(299,293,785)
Accumulated other comprehensive loss	(9,720)	(14,989)
Deferred compensation	(17,061)	(21,240)

Total stockholders’ equity	9,677,385	12,769,392

Total Liabilities and Stockholders’ Equity	$12,052,707	$15,391,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Alliance revenue	$171,285	$645,185

Operating expenses:
Research and development	2,598,676	2,805,340
General and administrative	778,336	896,641
Stock-based compensation from repriced options (*)	83,753	(317,138)

Total operating expenses	3,460,765	3,384,843

Loss from operations	(3,289,480)	(2,739,658)
Other income (expense):
Investment income, net	67,136	36,149
Interest expense	—	(29,385)

Net loss	(3,222,344)	(2,732,894)
Accretion of preferred stock dividends (Note 7)	(164)	(2,675,519)

Net loss applicable to common stockholders	$(3,222,508)	$(5,408,413)

Basic and diluted net loss per share (Note 3)	$(0.03)	$(0.04)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.03)	$(0.07)

Shares used in computing basic and diluted loss per common share	110,967,025	80,972,146

(*) The following summarizes the allocation of stock-based compensation from repriced options:
Research and development	$60,223	$(230,369)
General and administrative	23,530	(86,769)

Total	$83,753	$(317,138)

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(3,222,344)	$(2,732,894)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on disposal of property and equipment	2,134	—
Stock-based compensation	83,753	(317,138)
Depreciation and amortization	46,945	64,163
Issuance of common stock for services rendered	8,235	72,286
Non-cash interest expense	—	29,385
Changes in operating assets and liabilities -
Accounts receivable	84,078	(462,136)
Prepaid expenses and other current assets	(102,282)	(101,485)
Accounts payable and accrued expenses	(195,872)	53,681
Deferred revenue	(50,634)	(31,884)

Net cash used in operating activities	(3,345,987)	(3,426,022)

Cash Flows From Investing Activities:
Purchase of available for sale securities	—	(4,357,371)
Proceeds from sale of available-for-sale securities	2,000,000	2,000,000
Purchase of property and equipment	(8,037)	(2,548)

Net cash provided by (used in) investing activities	1,991,963	(2,359,919)

Cash Flow From Financing Activities:
Issuance costs from financing	—	(15,883)
Proceeds from exercise of common stock options and warrants	28,901	95,576

Net cash provided by financing activities	28,901	79,693

Net decrease in cash and cash equivalents	(1,325,123)	(5,706,248)
Cash and cash equivalents, beginning of period	5,021,860	7,607,655

Cash and cash equivalents, end of period	$3,696,737	$1,901,407

Supplemental disclosure of non-cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends (Note 7)	$(164)	$(569,841)

Dividend from induced conversion of Series A preferred stock (Note 7)	$—	$3,245,360

Conversion of Series A preferred stock into common stock	$—	$14,370

Issuance of stock for services	$8,235	$72,286

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

(1) Organization

     Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery, development and commercialization of novel therapeutics based on synthetic DNA for the treatment of cancer, asthma/allergies and infectious diseases. Hybridon’s activities are primarily focused on the development of its immunomodulatory oligonucleotide, or IMO, technology. Hybridon’s IMO compounds are synthetic DNA-based sequences that are designed to mimic bacterial DNA and be recognized by a specific protein receptor called Toll-like Receptor 9, or TLR9, which triggers the activation and modulation of the immune system. The Company has also been a pioneer in the development of antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level. In 2003 and 2004, Hybridon devoted substantially all of its research and development efforts to developing its IMO technology and products and expects to continue to focus its research and development efforts in 2005 and in future years on its IMO technology and products. The Company plans to continue to seek to enter into collaborations with third parties for the development and commercialization of products based on its antisense technology.

     Based on its current operating plan, the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations midway through the first quarter of 2006. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances.

     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond midway through the first quarter of 2006, the Company must raise additional funds from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or eliminate some or all of its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

(2) Unaudited Interim Financial Statements

     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 25, 2005.

(3) Net Loss per Common Share

     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(3,222,344)	$(2,732,894)
Accretion of preferred stock dividends	(164)	(2,675,519)

Numerator for basic and diluted loss per share applicable to common stockholders	$(3,222,508)	$(5,408,413)

Denominator for basic and diluted loss per share	110,967,025	80,972,146

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.04)
Accretion of preferred stock dividends	—	(0.03)

Net loss per share applicable to common stockholders	$(0.03)	$(0.07)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2005 and 2004, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 32,121,929 and 24,983,929 for the three months ended March 31, 2005 and 2004, respectively. These antidilutive securities include stock options, warrants and convertible preferred stock and are not included in the Company’s calculation of diluted net loss per common share. Antidilutive securities for the three months ended March 31, 2004 also included convertible debt instruments on an as-converted basis.

(4) Cash Equivalents and Investments

     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2005 and December 31, 2004 consisted of cash and money market funds.

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at March 31, 2005 and December 31, 2004. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the three-month periods ended March 31, 2005 and 2004. There were no losses or permanent declines in value included in “investment income” for any securities in the three months ended March 31, 2005 and 2004.

     The Company had no long-term investments as of March 31, 2005 and December 31, 2004. Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term investments consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Short-term available-for-sale investments at market value:
Corporate bonds	$—	$2,004,150
Government bonds	2,990,280	2,986,990
Auction securities	4,400,000	4,400,000

Total	$7,390,280	$9,391,140

(5) Property and Equipment

     At March 31, 2005 and December 31, 2004, net property and equipment at cost consists of the following:

	March 31,	December 31,
	2005	2004
Leasehold improvements	$424,500	$424,500
Laboratory equipment and other	1,703,723	1,804,799

Total property and equipment, at cost	2,128,223	2,229,299
Less: Accumulated depreciation and amortization	1,807,166	1,877,508

Property and equipment, net	$321,057	$351,791

     In the first quarter of 2005, the Company wrote off unused property and equipment that had a gross cost of approximately $109,000 resulting in a loss of approximately $2,000.

(6) Stock-Based Compensation Related to Repriced Options

     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended March 31, 2005, the Company recognized approximately $84,000 as stock compensation expense from repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and March 31, 2005. For the three months ended March 31, 2004, the Company recognized a credit of approximately $317,000 for stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and March 31, 2004. As of March 31, 2005 and 2004, respectively, options to purchase 2,371,922 and 2,431,549 shares were subject to variable plan accounting.

(7) Series A Convertible Preferred Stock

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

     From January 1, 2004 through March 31, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 were reversed during the three month period ended March 31, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.

     As a result of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions, the Series A convertible preferred stock liquidation preference was reduced from $73,055,654 at December 3, 2003 to $494,912 at December 31, 2003 and $643 at March 31, 2004.

(8) Stock-Based Compensation

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

     The pro forma effect of applying SFAS No. 123 for the three months ended March 31, 2005 and 2004 would be as follows:

	March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(3,222,508)	$(5,408,413)
Less: stock-based compensation expense (income) included in reported net loss	83,753	(317,138)
Add: stock-based employee compensation expense determined under fair value based method for all awards	(216,072)	(205,735)

Pro forma net income (loss) applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,354,827)	$(5,931,286)

Basic and diluted net loss per share applicable to common stockholders — As reported	$(0.03)	$(0.07)

Pro forma	$(0.03)	$(0.07)

     The effects on the three months ended March 31, 2005 and 2004 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for the years ended December 31, 2005 and 2004 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(9) Related Party Transactions

     In the three months ended March 31, 2005, the Company paid a director of the Company $5,000 for consulting services.

(10) Comprehensive Income

     The following table includes the components of comprehensive income for the three months ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
Net loss	$(3,222,344)	$(2,732,894)
Other comprehensive income	5,269	4,847

Total comprehensive loss	$(3,217,075)	$(2,728,047)

Other comprehensive income represents the net unrealized losses on available-for-sale investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are engaged in the discovery, development and commercialization of novel therapeutics based on synthetic DNA for the treatment of cancer, asthma/allergies and infectious diseases. Our activities are primarily focused on the development of our immunomodulatory oligonucleotide, or IMO, technology. Our IMO compounds are synthetic DNA-based sequences that are designed to mimic bacterial DNA and be recognized by a specific protein receptor called Toll-like Receptor 9, or TLR9, which triggers the activation and modulation of the immune system. We also have been a pioneer in the development of antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level. In 2004, we devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue to focus our research and development efforts in 2005 and in future years on our IMO technology and products. We plan to continue to seek to enter into collaborations with third parties for the development and commercialization of products based on our antisense technology.

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

     We have incurred total losses of $302.5 million through March 31, 2005 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements.

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

     We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where (i) the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimates and assumptions on financial conditions or operating performance is material.

     Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004, fit the definition of “critical accounting estimates and judgments.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

  Alliance Revenue

     Total alliance revenue decreased by $474,000, or 73%, from $645,000 for the three months ended March 31, 2004 to $171,000 for the three months ended March 31, 2005. Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of third party expenses, license fees, sublicense fees, and royalty payments. The decrease in the first quarter of 2005 primarily reflects the revenue we recognized in the first quarter of 2004 in connection with supplying product to a collaborator for use in clinical trials and milestone revenue we earned in the first quarter of 2004, for which there was not comparable revenue earned in the first quarter of 2005.

  Research and Development Expenses

     Research and development expenses decreased by $206,000, or 7%, from $2,805,000 for the three months ended March 31, 2004 to $2,599,000 for the three months ended March 31, 2005. The decrease in the first quarter of 2005 was primarily attributable to a decrease in compensation and associated recruiting expenses. The decrease also reflects the cost of clinical supplies we incurred in the first quarter of 2004 to supply a collaborator under one of our collaboration and licensing agreements for which there was no comparable expense in the first quarter of 2005. These decreases were offset by our purchase of raw materials in the first quarter of 2005 for the production of clinical drug supplies to be utilized in our ongoing and future clinical trials of IMOxine. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research program and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.

     Our lead drug candidate in our IMO program is HYB2055. We are developing HYB2055 for oncology applications under the name IMOxine. In the three months ended March 31, 2005 and 2004, we incurred approximately $0.7 million and $0.6 million, respectively, in direct external expenses to develop HYB2055. These expenses include payments to independent contractors and vendors for preclinical studies and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. In October 2004, we commenced patient recruitment for an open label, multi-center phase 2 clinical trial of IMOxine as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We plan to recruit a minimum of 46 patients into the first stage of the trial. We are also conducting a phase 1 clinical trial of IMOxine in patients with refractory solid tumor cancers, which is being conducted at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center in Washington, D.C. Except for one patient who has received IMOxine treatment in the trial for over one year, treatment under the protocol was completed in June 2004.

     Because these projects are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

  General and Administrative Expenses

     General and administrative expenses decreased by $119,000, or 13%, from $897,000 in the three months ended March 31, 2004 to $778,000 in the three months ended March 31, 2005. The decrease primarily reflects lower compensation costs and lower insurance expenses in the first quarter of 2005. Other than these decreases, general and administrative expenses in the first quarter of 2005 were consistent with general and administrative expenses in the first quarter of 2004. These expenses consisted primarily of salaries, professional legal fees associated with our regulatory filing requirements and business development.

  Stock-Based Compensation

     As a result of our repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. For the three months ended March 31, 2005, we incurred stock-based compensation expense of $84,000 in operating results, which resulted from an increase in the intrinsic value of these options from December 31, 2004 to March 31, 2005. For the three months ended March 31, 2004, we recorded a credit of approximately $317,000 as a result of a decrease in the intrinsic value of these options from December 31, 2003 to March 31, 2004. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options. Since all of the repriced options are fully vested, these compensation charges and credits will cease upon pending adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

  Investment Income, net

     Investment income increased by approximately $31,000, or 86%, from $36,000 in the three months ended March 31, 2004 to $67,000 in the three months ended March 31, 2005. This increase resulted from higher interest rates on higher cash and investment balances and less premium amortization offsetting interest income in 2005.

  Interest Expense

     We had no interest expense for the three months ended March 31, 2005. For the three months ended March 31, 2004, interest expense of approximately $29,000 related to the 9% Notes which matured and were repaid in full on April 1, 2004.

  Preferred Stock Dividends

     Accretion of preferred stock dividends decreased by approximately $2,676,000, or 100%, from $2,676,000 for the three months ended March 31, 2004 to nearly zero for the three months ended March 31, 2005. The decrease for the three-month period was primarily attributable to the conversions of Series A convertible preferred stock into common stock in the fourth quarter of 2003 and the first quarter of 2004. The conversion took place in accordance with an amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion.

     For the three months ended March 31, 2004, we recorded approximately $3,245,000 of preferred stock dividends related to the additional shares issued in connection with the conversion of Series A convertible preferred stock into common stock. This additional $3,245,000 dividend was partially offset by a reversal of $570,000 of dividends that were accreted in the fourth quarter of 2003 with respect to these shares but were reversed during the three months ended March 31, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of Series A convertible preferred stock were converted into common stock.

  Net Loss Applicable to Common Stockholders

     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $3,223,000 for the three months ended March 31, 2005, as compared to $5,408,000 for the three months ended March 31, 2004.

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

Cash Flows

     As of March 31, 2005, we had approximately $11,087,000 in cash, cash equivalents and short-term investments, a decrease of approximately $3,326,000 from December 31, 2004.

     We used $3,346,000 of cash for operating activities during the three months ended March 31, 2005, principally to fund our research and development expenses and our general and administrative expenses. The $3,346,000 primarily consists of our net loss of $3,222,000 for the period, as adjusted for the increase in our prepaid expenses reflecting annual insurance premiums paid at the beginning of the year and our accrued expenses reflecting charges for raw materials purchased for future manufacturing of our drug products.

     Net cash provided by investing activities reflects the proceeds of $2,000,000 that we received from the sale of “available-for-sale” securities in the three months ended March 31, 2005.

     Net cash provided by financing activities reflects the approximately $29,000 we received from the exercise of stock options during the three months ended March 31, 2005.

     As of March 31, 2005, we had no outstanding indebtedness.

Funding Requirements

     Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations midway through the first quarter of 2006. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take many years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond midway through the first quarter of 2006, we will need to raise additional funds from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. We believe that the key factors that will affect our internal and external sources of cash are:

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

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of March 31, 2005, we had incurred operating losses of approximately $302.5 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash and cash equivalents and short-term investments, will be sufficient to fund our cash requirements midway through the first quarter of 2006. However, we could reduce planned activities if we need to conserve such funds. We will need to raise additional funds to operate our business beyond such time. We believe that the key factors that will affect our ability to raise cash are:

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

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, we became involved in an interference declared by the United States Patent and Trademark Office, or USPTO, involving a patent application exclusively licensed by us from University of Massachusetts Medical Center, or UMMC, and three patents issued to the National Institutes of Health, or NIH. In January 2005, we and UMMC entered into an Interference Settlement Agreement with the NIH. In addition, in 2003, we became involved in an interference declared by the USPTO involving another patent exclusively licensed to us from UMMC and a patent application assigned jointly to the University of Montreal and The Massachusetts Institute of Technology. On August 6, 2004, the USPTO entered judgment in favor of the patent application jointly assigned to the University of Montreal and The Massachusetts Institute of Technology and against certain claims of the patent exclusively licensed to us from UMMC. We are neither practicing nor intending to practice the intellectual property involved in either of the interference proceedings in which we are involved.

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

     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of the clinical trials of our products and expect to continue to do so. For example, we have contracted with PAREXEL International to manage our Phase 2 clinical trials of IMOxine. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

     Our stock price has been volatile. During the period from January 1, 2003 to March 31, 2005, the closing sales price of our common stock ranged from a high of $1.69 per share to a low of $0.41 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of March 31, 2005, we have no assets and liabilities related to nondollar-denominated currencies.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HYBRIDON, INC
Date: May 10, 2005	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: May 10, 2005	/s/ Robert G. Andersen
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