Form 10-Q
period 2005-06-30
HYBRIDON INC
filed 2005-08-09
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                                         .
Commission File Number 001-31918
HYBRIDON, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	04-3072298 (I.R.S. Employer Identification
Incorporation or organization)	Number)
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
Yes ☑                                         No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                         No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share Class	111,104,064 Outstanding as of August 1, 2005

HYBRIDON, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL STATEMENTS
Item 1 — Unaudited Financial Statements
Consolidated Condensed Balance Sheets as of June 30, 2005 and December 31, 2004	3
Consolidated Condensed Statements of Operations for the Three and Six Months ended June 30, 2005 and 2004	4
Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004	5
Notes to Consolidated Condensed Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	28
Item 4 — Controls and Procedures	28
PART II — OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders	29
Item 6 — Exhibits	29
Signatures	30
EX-3.1 Restated Certificate of Incorporation
EX-10.1 Research Collaboration and Option Agreement
EX-10.2 License Development and Commercialization Agreement
EX-10.6 Engagement Letter
EX-10.7 Noteholders Agreement
EX-10.8 Registration Rights Agreement
EX-10.9 Warrants to purchase Common Stock issued by Hybridon, Inc.
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO
Hybridon®, IMOxine® and GEM® are our registered trademarks. IMO™ is also our trademark. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS
ITEM 1 — UNAUDITED FINANCIAL STATEMENTS
HYBRIDON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,031,433	$5,021,860
Short-term investments	7,397,820	9,391,140
Receivables	4,284,588	293,113
Prepaid expenses and other current assets	650,528	333,316

Total current assets	16,364,369	15,039,429
Property and equipment, net	289,040	351,791
Deferred financing costs	588,554	—

Total Assets	$17,241,963	$15,391,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$395,440	$354,736
Accrued expenses	1,085,975	1,332,150
Current portion of deferred revenue	2,133,787	171,287

Total current liabilities	3,615,202	1,858,173
Non-current portion of accrued expenses	60,000	240,000
Deferred revenue, net of current portion	2,293,219	523,655
Long term notes payable	5,032,750	—
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 at June 30, 2005 and December 31, 2004	7	7
Common stock, $0.001 par value
Authorized—200,000,000 and 185,000,000 shares at June 30, 2005 and December 31, 2004, respectively
Issued and outstanding — 111,091,459 and 110,931,529 shares at June 30, 2005 and December 31, 2004, respectively	111,092	110,932
Additional paid-in capital	312,387,400	311,988,467
Accumulated deficit	(306,169,541)	(299,293,785)
Accumulated other comprehensive loss	(2,180)	(14,989)
Deferred compensation	(85,986)	(21,240)

Total stockholders’ equity	6,240,792	12,769,392

Total Liabilities and Stockholders’ Equity	$17,241,963	$15,391,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Alliance revenue	$311,465	$88,190	$482,750	$733,375

Operating expenses:
Research and development	3,052,071	2,540,767	5,650,746	5,346,107
General and administrative	1,013,636	1,024,893	1,791,972	1,921,534
Stock-based compensation from repriced options (*)	(55,715)	(256,646)	28,038	(573,784)

Total operating expenses	4,009,992	3,309,014	7,470,756	6,693,857

Loss from operations	(3,698,527)	(3,220,824)	(6,988,006)	(5,960,482)
Other income (expense):
Investment income, net	83,159	50,077	150,295	86,226
Interest expense	(37,717)	—	(37,717)	(29,385)

Net loss	(3,653,085)	(3,170,747)	(6,875,428)	(5,903,641)
Accretion of preferred stock dividends (Note 7)	(164)	(158)	(328)	(2,675,677)

Net loss applicable to common stockholders	$(3,653,249)	$(3,170,905)	$(6,875,756)	$(8,579,318)

Basic and diluted net loss per share (Note 3)	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.03)	$(0.03)	$(0.06)	$(0.10)

Shares used in computing basic and diluted loss per common share	111,044,873	98,269,236	111,006,164	89,620,691

(*) The following summarizes the allocation of stock-based compensation from repriced options:

Research and development	$(37,762)	$(185,697)	$22,461	$(416,066)
General and administrative	(17,953)	(70,949)	5,577	(157,718)

Total	$(55,715)	$(256,646)	$28,038	$(573,784)

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(6,875,428)	$(5,903,641)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss on disposal of property and equipment	2,134	—
Stock-based compensation	28,038	(573,784)
Depreciation and amortization expense	102,216	143,156
Issuance of common stock for services rendered	20,295	77,876
Non-cash interest expense	20,407	—
Changes in operating assets and liabilities —
Accounts receivable	(158,142)	(62,550)
Prepaid expenses and other current assets	(317,212)	(205,610)
Accounts payable and accrued expenses	(405,878)	(186,245)
Deferred revenue	(101,269)	(63,769)

Net cash used in operating activities	(7,684,839)	(6,774,567)

Cash Flows From Investing Activities:
Purchase of available for sale securities	(2,000,000)	(14,235,748)
Proceeds from sale and maturity of available-for-sale securities	4,000,000	5,500,000
Purchase of property and equipment	(10,904)	(18,024)

Net cash provided by (used in) investing activities	1,989,096	(8,753,772)

Cash Flow From Financing Activities:
Proceeds from issuance of convertible notes payable	5,032,750	—
Sale of common stock and warrants, net of issuance costs	—	10,707,878
Payment on debt	—	(1,306,000)
Issuance costs from financing	(386,480)	—
Proceeds from exercise of common stock options and warrants	59,046	125,660

Net cash provided by financing activities	4,705,316	9,527,538

Net decrease in cash and cash equivalents	(990,427)	(6,000,801)
Cash and cash equivalents, beginning of period	5,021,860	7,607,655

Cash and cash equivalents, end of period	$4,031,433	$1,606,854

Supplemental disclosure of non-cash financing and investing activities:
Issuance of warrants for financing	$219,385	$—

Deferred compensation relating to issuance of stock options	$72,000	$—

Accretion of Series A convertible preferred stock dividends (Note 7)	$(328)	$(569,683)

Dividend from induced conversion of Series A preferred stock (Note 7)	$—	$3,245,360

Conversion of Series A preferred stock into common stock	$—	$14,370

Issuance of stock for services	$20,295	$77,876

Cash paid for interest	$—	$29,385

The accompanying notes are an integral part of these consolidated condensed financial statements.

HYBRIDON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
(1) Organization
     Hybridon, Inc. (the Company) was incorporated in the State of Delaware on May 25, 1989. The Company is engaged in the discovery, development and commercialization of novel therapeutics based on synthetic DNA for the treatment of cancer, asthma/allergies and infectious diseases. Hybridon’s activities are primarily focused on the development of its immune modulatory oligonucleotide, or IMO, technology. Hybridon’s IMO compounds are synthetic DNA-based sequences that are designed to mimic bacterial DNA and be recognized by a specific protein receptor called Toll-like Receptor 9, or TLR9, which triggers the activation and modulation of the immune system. The Company has also been a pioneer in the development of antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level. Since 2003, Hybridon has devoted substantially all of its research and development efforts to developing its IMO technology and products and expects to continue to focus its research and development efforts in 2005 and in future years on its IMO technology and products. The Company plans to continue to seek to enter into collaborations with third parties for the development and commercialization of products based on its antisense technology.
     Based on its current operating plan, the Company believes that its current cash, cash equivalents, short-term investments and the $4.0 million upfront payment received in July 2005 in connection with the Novartis collaboration will be sufficient to fund operations through mid 2006. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances.
     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond mid 2006, the Company must raise additional funds from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or eliminate some or all of its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 25, 2005.
(3) Net Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,653,085)	$(3,170,747)	$(6,875,428)	$(5,903,641)
Accretion of preferred stock dividends	(164)	(158)	(328)	(2,675,677)

Numerator for basic and diluted loss per share applicable to common shareholders	$(3,653,249)	$(3,170,905)	$(6,875,756)	$(8,579,318)

Denominator for basic and diluted loss per share	111,044,873	98,269,236	111,006,164	89,620,691

Loss per share — basic and diluted:
Net loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Accretion of preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.03)

Net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.06)	$(0.10)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2005 and 2004, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s common stock equivalents are antidilutive. Total antidilutive securities were 39,373,895 and 27,972,186 at June 30, 2005 and 2004, respectively. These antidilutive securities, including stock options, warrants, convertible preferred stock and convertible debt instruments are not included in the Company’s calculation of diluted net loss per common share.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2005 and December 31, 2004 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at June 30, 2005 and December 31, 2004. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses on its investments for the three and six months ended June 30, 2005 and 2004, respectively. There were no losses or permanent declines in value included in “investment income” for any securities in the three and six months ended June 30, 2005 and 2004.
     The Company had no long-term investments as of June 30, 2005 and December 31, 2004. Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term investments consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Short-term available-for-sale investments at market value:
Corporate bonds	$—	$2,004,150
Government bonds	1,997,820	2,986,990
Auction securities	5,400,000	4,400,000

Total	$7,397,820	$9,391,140

(5) Property and Equipment
     At June 30, 2005 and December 31, 2004, net property and equipment at cost consists of the following:

	June 30,	December 31,
	2005	2004
Leasehold improvements	$424,500	$424,500
Laboratory equipment and other	1,706,590	1,804,799

Total property and equipment, at cost	2,131,090	2,229,299
Less: Accumulated depreciation and amortization	1,842,050	1,877,508

Property and equipment, net	$289,040	$351,791

     In the first quarter of 2005, the Company wrote off unused property and equipment that had a cost of approximately $109,000 resulting in a loss of approximately $2,000.
(6) Stock-Based Compensation Related to Repriced Options
     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to an exercise price of $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended June 30, 2005 and 2004, the Company recognized a credit of approximately $56,000 and $257,000, respectively, as stock compensation relating to these repriced options as a result of a decrease in the intrinsic value of these options between March 31, 2005 and June 30, 2005 and March 31, 2004 and June 30, 2004, respectively. For the six months ended June 30, 2005, the Company recognized approximately $28,000 as stock compensation expense relating to these repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and June 30, 2005. For the six months ended June 30, 2004, the Company recognized a credit of approximately $574,000 for stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and June 30, 2004. As of June 30, 2005 and 2004, options to purchase 2,108,802 and 2,406,546 shares, respectively, remained subject to variable plan accounting.
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
     During the 60-day conversion period, the conversion ratio was increased so that the Series A convertible preferred stockholders could receive approximately 29.41 shares of common stock for each share of Series A convertible preferred stock converted instead of the stated conversion rate of 23.53 shares. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. For the six months ended June 30, 2004 the Company recorded $3.2 million of preferred stock dividends related to the additional shares issued in 2004.
     From January 1, 2004 through June 30, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 were reversed during the six month period ended June 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.
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
     The pro forma effect of applying SFAS No. 123 for the three and six months ended June 30, 2005 and 2004 would be as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(3,653,249)	$(3,170,905)	$(6,875,756)	$(8,579,318)
Less: stock-based compensation expense (income) included in reported net loss	(55,715)	(256,646)	28,038	(573,784)
Add: stock-based employee compensation expense determined under fair value based method for all awards	(236,672)	(274,013)	(452,744)	(479,748)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,945,636)	$(3,701,564)	$(7,300,462)	$(9,632,850)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.03)	$(0.03)	$(0.06)	$(0.10)

Pro forma	$(0.04)	$(0.04)	$(0.07)	$(0.11)

     The effects on the three and six months ended June 30, 2005 and 2004 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income (loss) for the years ended December 31, 2005 and 2004 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(9) Related Party Transactions
     In the three and six months ended June 30, 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase 565,478 shares of common stock at an exercise price of $0.89 per share as fees in connection with Pillar Investment Limited acting as the placement agent for the sale of the 4% convertible subordinated notes in May 2005 (Note 11). The warrants have a Black-Scholes value of approximately $219,000.
     In the three and six months ended June 30, 2005, the Company paid another director of the Company $5,000 and $10,000, respectively, for consulting services.
(10) Comprehensive Income
     The following table includes the components of comprehensive income for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(3,653,085)	$(3,170,747)	$(6,875,428)	$(5,903,641)
Other comprehensive income (loss)	7,540	(26,570)	12,809	(21,723)

Total comprehensive loss	$(3,645,545)	$(3,197,317)	$(6,862,619)	$(5,925,364)

Other comprehensive income represents the net unrealized losses on available-for-sale investments.
(11) Notes Payable
     On May 24, 2005, Hybridon sold approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 (the 4% Notes). The Company has agreed to pay interest on the 4% Notes in arrears on December 15, 2005 for the period from the issuance to that date, and thereafter semi-annually in arrears on April 30 and October 30 and at maturity or conversion. The Company has the option to pay interest on the 4% Notes in cash or in shares of the Company’s common stock at the then current market value of the Company’s common stock. Holders of the 4% Notes may convert, at any time prior to maturity, the principal amount of the 4% Notes (or any portion thereof) into shares of the Company’s common stock at a conversion price of $0.89 per share. The Company may cause the principal amount of the 4% Notes to be converted into shares of the Company’s common stock at the then current conversion price at any time prior to May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.78 per share or at any time on or after May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.12 per share. If the Company conducts a financing resulting in greater than $10.0 million in gross proceeds, the Company may elect to convert the 4% Notes into shares of the Company’s common stock at the then current conversion price if the purchase price paid by the new investors in the financing (on a common stock equivalent basis) is greater than the then current conversion price of the 4% Notes. Holders of the 4% Notes may demand that the Company redeem the 4% Notes upon a change in control, a merger with an independent company, or a change in the Company’s listing status.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and is amortizing them over the term of the 4% Notes. These costs include the Black-Scholes value of the warrants, legal expenses and miscellaneous costs related to the placement agent.
     On April 1, 2004, the Company’s 9% convertible subordinated notes matured. As a result, the Company paid $1,306,000 to the note holders in payment of the principal amount outstanding under the notes plus accrued interest through the maturity date of $58,770.

(12) Financing
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
(13) Option Awards
     On May 12, 2005, Hybridon’s Compensation Committee of the Board of Directors approved a grant of 1,000,000 stock options to the Company’s Chief Executive Office. These options vest quarterly over a three-year period. In addition, on May 12, 2005, the Compensation Committee agreed to grant additional stock options to the CEO to purchase an aggregate of 1,000,000 shares of the Company’s common stock upon the achievement of specified milestones. Any options granted as a result of the achievement of these milestones will vest over a three-year period commencing on the date the specified milestone was achieved. On June 1, 2005, 400,000 of these options were granted resulting in a charge to deferred compensation of $72,000, which represents the difference between the option exercise price and the market price on the date that the milestone was achieved. The exercise price of the remaining 600,000 options, if granted, will be set at the current market price on the date of grant.
(14) Novartis Collaboration
     On May 31, 2005, the Company entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical Ltd. to discover, develop and potentially commercialize immune-modulatory oligonucleotides that are toll-like receptor 9 agonists and that are identified as potential treatments for human allergy and respiratory diseases. In addition, beginning on May 31, 2007, if specified conditions are satisfied, Novartis may expand the collaboration to include additional human disease areas, other than oncology and infectious diseases. Under the terms of the agreements, Novartis paid the Company a $4.0 million license fee in July 2005 and agreed to fund substantially all research activities. If Novartis elects to exercise its option to develop and commercialize licensed IMOs in the initial collaboration disease areas, Novartis is potentially obligated to pay the Company up to $132.0 million based on the achievement of clinical development, regulatory approval and cumulative net sales milestones. Novartis is also obligated to make royalty payments based on annual net sales of the product(s) commercialized under the agreement.
     As of June 30, 2005, the $4.0 million upfront payment was recorded on the Company’s balance sheet in accounts receivable and deferred revenue. The Company is recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration.
(15) New Accounting Pronouncement
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the quarter beginning January 1, 2006.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally, except for marking to market the repriced options discussed in Note 6, the Company recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a material impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted SFAS 123(R) in a prior period, the impact of applying that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 8 to these financial statements. The Company is currently evaluating the impact of adopting of SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery, development and commercialization of novel therapeutics based on synthetic DNA for the treatment of cancer, asthma/allergies and infectious diseases. Our activities are primarily focused on the development of our immune modulatory oligonucleotide, or IMO, technology. Our IMO compounds are synthetic DNA-based sequences that are designed to mimic bacterial DNA and be recognized by a specific protein receptor called Toll-like Receptor 9, or TLR9, which triggers the activation and modulation of the immune system. We also have been a pioneer in the development of antisense technology, which uses synthetic DNA to block the production of disease causing proteins at the cellular level. Since 2003, we have devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue to focus our research and development efforts in 2005 and in future years on our IMO technology and products. We plan to continue to seek to enter into collaborations with third parties for the development and commercialization of products based on our antisense technology.
     We have incurred total losses of $306.2 million through June 30, 2005 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements.
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
     We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where (i) the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material.

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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
Alliance Revenues
     Total alliance revenue increased by $223,000, or 253%, from $88,000 for the three months ended June 30, 2004 to $311,000 for the three months ended June 30, 2005 and decreased by $250,000, or 34%, from $733,000 for the six-months ended June 30, 2004 to $483,000 for the six months ended June 30, 2005. Alliance revenue consists of revenue we receive under our collaboration and licensing agreements and includes research and development payments, milestone payments, license fees, sublicense fees, and royalty payments. The increase in revenue in the second quarter of 2005 reflects the portion of the $4.0 million upfront fee under the Novartis agreement recognized during the period and related research and development revenue associated with the agreement. The decrease in the first half of 2005 as compared to the first half of 2004 primarily reflects research and development revenue in the first half of 2004 associated with supplying a collaborator with drug product for clinical trials during the first quarter of 2004 and the achievement of a milestone for which milestone fees were earned in the first quarter of 2004.
     Research and Development Expenses
     Research and development expenses increased by $511,000, or 20%, from $2,541,000 for the three months ended June 30, 2004 to $3,052,000 for the three months ended June 30, 2005 and increased by $305,000, or 6%, from $5,346,000 for the six months ended June 30, 2004 to $5,651,000 for the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2005 primarily reflects the manufacturing costs for the production of clinical drug supply being utilized in our ongoing phase 2 study of IMOxine for the treatment of renal cell carcinoma and other future trials. The increase in the six-month period ended June 30, 2005 is also attributable to our purchase of raw materials in the first quarter of 2005 in anticipation of the production of clinical drug supplies completed in the second quarter of 2005. The increase in costs in the six-month period was partially offset by increased costs in the 2004 period incurred in connection with the cost of supplying a collaboration partner with drug product for clinical trials during the first quarter of 2004. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research program and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.
     Our lead drug candidate in our IMO program is HYB2055. We are developing HYB2055 for oncology applications under the name IMOxine. In connection with developing HYB2055, we incurred approximately $1.3 million and $0.7 million in direct external expenses in the three months ended June 30, 2005 and 2004, respectively, and we incurred approximately $2.0 million and $1.3 million in direct external expenses in the six months ended June 30, 2005 and 2004, respectively. These expenses include payments to independent contractors and vendors for preclinical studies and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. In October 2004, we commenced patient recruitment for an open label, multi-center phase 2 clinical trial of IMOxine as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We plan to recruit a minimum of 46 patients into the first stage of the trial. We are also conducting a phase 1 clinical trial of IMOxine in patients with refractory solid tumor cancers, which is being conducted at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center in Washington, D.C. Except for one patient who has received IMOxine treatment in the trial for over eighteen months, treatment under the protocol was completed in June 2004 and results were presented at the American Society of Clinical Oncology annual meeting in May 2005. Weekly IMOxine treatment was well tolerated by advanced cancer patients.

     Because these projects are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.
     General and Administrative Expenses
     General and administrative expenses decreased by $11,000, or 1%, from $1,025,000 in the three months ended June 30, 2004 to $1,014,000 in the three months ended June 30, 2005 and decreased by $130,000, or 7%, from $1,922,000 in the six months ended June 30, 2004 to $1,792,000 in the six months ended June 30, 2005. The decrease for the three and six month periods is primarily the result of lower compensation costs. The decrease in the three- and six-month periods was partially offset by higher corporate legal expenses associated with our Novartis agreement in the three months ended June 30, 2005. The decrease in the six month period is also attributable to lower insurance expenses in the first quarter of 2005.
     Stock-Based Compensation
     As a result of repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results include a credit of approximately $56,000 and $257,000 for the three months ended June 30, 2005 and 2004, respectively, as a result of a decrease in the intrinsic value of these repriced options from March 31 to June 30 of each year. We recorded approximately $28,000 of expense for the six months ended June 30 ,2005 from these repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and June 30, 2005. For the six months ended June 30, 2004, we recorded a credit of approximately $574,000 to stock compensation as a result of a decrease in the intrinsic value of these repriced options from December 31, 2003 to June 30, 2004. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.
     Investment Income, net
     Investment income increased by approximately $33,000, or 66%, from $50,000 in the three months ended June 30, 2004 to $83,000 in the three months ended June 30, 2005 and increased by approximately $64,000, or 74%, from $86,000 in the six months ended June 30, 2004 to $150,000 in the six months ended June 30, 2005. The change for the three and six months ended June 30, 2005 was primarily a result of higher interest rates.
     Interest Expense
     Interest expense in the three and six months ended June 30, 2005 consisted of interest on our 4% notes secured in May 2005 and amortization of deferred financing costs associated with these notes. Our interest expense for the six months ended June 30, 2004 consisted of interest on our 9% notes. On April 1, 2004, upon the maturity of our 9% notes, we paid $1,306,000 representing the outstanding principal amount of our 9% notes, plus accrued interest. As a result, we had no interest expense for the three months ended June 30, 2004.
     Preferred Stock Dividends
     Dividends on the remaining 655 shares of Series A preferred stock outstanding are accreted at an annual rate of 1%. Accretion of preferred stock dividends decreased by approximately $2,676,000, or 100%, from $2,676,000 for the six months ended June 30, 2004 to nearly zero for the six months ended June 30, 2005. The decrease for the six-month period was primarily attributable to the conversions of Series A convertible preferred stock into common stock in the fourth quarter of 2003 and the first quarter of 2004. The conversion took place in accordance with an amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. The value of the additional dividend amounted to $3,245,000 during the first six months of 2004 and was partially offset by a reversal of $570,000 of dividends accreted during the year ended December 31, 2003 with respect to these shares that was reversed during the six month period ended June 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.
Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to approximately $3,653,000 and $3,171,000 for the three months ended June 30, 2005 and 2004, respectively and to approximately $6,876,000 and $8,579,000 for the six months ended June 30, 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We have funded our cash requirements primarily through equity and debt financing, license fees and research funding under collaborative and license agreements.
Cash Flows
     As of June 30, 2005, we had approximately $11,429,000 in cash, cash equivalents and short-term investments, a decrease of approximately $2,984,000 from December 31, 2004.
     We used $7,685,000 of cash for operating activities during the six months ended June 30, 2005, principally to fund our research and development expenses and our general and administrative expenses. The $7,685,000 primarily consists of our net loss of $6,875,000 for the period, as adjusted for the increase in our accounts receivable and prepaid expenses reflecting the upfront license fee and research and development payments due us under our collaboration agreement with Novartis and annual insurance premiums paid at the beginning of the year, respectively, and for the decrease in our accrued expenses reflecting charges for raw materials paid in the second quarter for future manufacturing of our drug products and the continued payments due under our former CEO’s severance agreement.
     Net cash provided by investing activities reflects the proceeds of $4,000,000 that we received from the sale and maturity of “available-for-sale” securities offset by the purchase of $2,000,000 in “available-for-sale” securities in the six months ended June 30, 2005.
     Net cash provided by financing activities reflects the approximately $5,033,000 we received from the issuance of our 4% notes offset by the expenses associated with their issuance in the six months ended June 30, 2005.
Funding Requirements
     Based on our current operating plan, we believe that our existing cash, cash equivalents, short-term investments and the $4.0 million upfront payment received in July 2005 in connection with the Novartis collaboration will be sufficient to fund operations through mid 2006. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.
     In May 2005, we issued approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008. Interest on the 4% convertible subordinated notes is payable in arrears on December 15, 2005 for the period from issuance to that date, and thereafter semi-annually on April 30 and October 30 and at maturity or conversion. We have the option to pay interest on the 4% convertible subordinated notes in cash or in shares of common stock at the then current market value of the common stock.
     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond mid 2006, we will need to raise additional funds from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. We believe that the key factors that will affect our internal and external sources of cash are:
•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
Contractual Obligations
     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. Our contractual obligations as of December 31, 2004 were set forth under the caption “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004.
     In May 2005, we issued approximately $5.0 million in principal amount of 4% convertible subordinated notes. On April 30, 2008 the entire principal amount of 4% convertible subordinated notes will become due and payable.
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

RISK FACTORS
Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
Risks Relating to Our Financial Results and Need for Financing
We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of June 30, 2005, we had incurred operating losses of approximately $306.2 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents, short-term investments, and the $4.0 million upfront payment that we received in July 2005 in connection with the Novartis collaboration, will be sufficient to fund our operations through mid 2006. However, we could reduce planned activities if we need to conserve such funds.
We will need to raise additional funds to operate our business beyond such time. We believe that the key factors that will affect our ability to obtain additional funding are:
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
Our efforts to commercialize this product are at an early stage, as we are currently conducting a phase 2 clinical trial in patients with metastatic or recurrent clear cell renal carcinoma. If we are not successful in commercializing this product, or are significantly delayed in doing so, our business will be materially harmed.
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A failure of one or more of our clinical trials can occur at any stage of testing. Further, there is to date little data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, nor on any long-term consequences subsequent to human use. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or inhibit our ability to receive regulatory approval or commercialize our products, including:
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
     Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful. In May 2005, we entered into collaborative arrangements with Novartis involving our IMO technology. Previous collaborative arrangements to which we were a party with F. Hoffmann-La Roche and G.D. Searle & Co, involving our antisense technology, both were terminated prior to the development of any product. The failure of any of our collaborative relationships could delay our drug development or impair commercialization of our products.
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
     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002 and 2003, we became involved in two interference proceedings declared by the United States Patent and Trademark Office, or USPTO, which have since been resolved. In June 2005, we became aware of a third interference declared by the USPTO related to our Ribozyme technology. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.
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
     We purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology at a preferential price under a supply agreement, which expired in March 2004. We have continued to purchase all of the oligonucleotides we are using in our ongoing clinical trials and pre-clinical testing from Avecia. The terms of the agreement have been extended until such time as a new agreement is negotiated. If Avecia determines not to accept any purchase order for oligonucleotides or we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired.
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
     Our stock price has been volatile. During the period from January 1, 2003 to June 30, 2005, the closing sales price of our common stock ranged from a high of $1.69 per share to a low of $0.41 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

We may be unable to repay our 4% convertible subordinated notes when due or to repurchase the convertible subordinated notes if we are required to do so under the terms of our agreement with the holders of the 4% convertible subordinated notes.
     In May 2005, we sold approximately $5.0 million in principal amount of 4% convertible subordinated notes. On April 30, 2008, the entire outstanding principal amount of our 4% convertible subordinated notes will become due and payable. In addition, we may be required to redeem all or part of the convertible subordinated notes prior to the final maturity date if specified events occur. We may not have sufficient funds or may be unable to arrange for additional financing to pay the amount due under the convertible subordinated notes at maturity or to pay the price to repurchase the convertible subordinated notes. Any future borrowing arrangements or debt agreements to which we may become a party may restrict or prohibit us from repaying or repurchasing the convertible subordinated notes. If we are prohibited from repaying or repurchasing the convertible subordinated notes, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the indebtedness that contains the restrictions. If we could not obtain the necessary consents or refinance the indebtedness, we would be unable to repay or repurchase the convertible subordinated notes. Any such failure would constitute an event of default under the agreement with the holders of the 4% convertible subordinated notes, which could, in turn, constitute a default under the terms of any future indebtedness.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of June 30, 2005, we have no assets and liabilities related to nondollar-denominated currencies.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HYBRIDON, INC.
PART II
OTHER INFORMATION
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 15, 2005, the following proposals were voted on and approved at the annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstain	Broker Non-Votes
To elect Mr. C. Keith Hartley to serve as a Class I Director until the 2008 annual meeting of stockholders	79,951,724	10,151,838	—	—
To elect Mr. William S. Reardon to serve as a Class I Director until the 2008 annual meeting of stockholders	80,890,833	9,212,729	—	—
To approve an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 185,000,000 to 200,000,000	87,005,977	3,025,866	71,917	—
To approve the 2005 Stock Incentive Plan	51,382,778	8,851,413	350,958	—
     In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Dr. Sudhir Agrawal, Mr. Youssef El Zein, Dr. Alison Taunton-Rigby, Dr. James B. Wyngaarden and Dr. Paul C. Zamecnik. On June 15, 2005, the Board elected Dr. Robert W. Karr as a Class II Director until the 2006 annual meeting of stockholders.
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

HYBRIDON, INC

Date: August 5, 2005	/s/ Sudhir Agrawal Sudhir Agrawal
President, Chief Executive Officer, Chief Scientific
Officer and Director
(Principal Executive Officer)

Date: August 5, 2005	/s/ Robert G. Andersen Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
3.1	Restated Certificate of Incorporation of Hybridon Inc., as amended.

10.1+	Research Collaboration and Option Agreement, dated as of May 31, 2005, by and between Hybridon, Inc. and Novartis International Pharmaceutical Ltd.

10.2+	License Development and Commercialization Agreement, dated as of May 31, 2005, by and between Hybridon, Inc. and Novartis International Pharmaceutical Ltd.

10.3 (1)	2005 Stock Incentive Plan.

10.4 (1)	Form of Incentive Stock Option Agreement for grants under the 2005 Stock Incentive Plan.

10.5 (1)	Form of Nonstatutory Stock Option Agreement for grants under the 2005 Stock Incentive Plan.

10.6	Engagement Letter, between Hybridon, Inc. and Pillar Investment Limited, dated May 20, 2005.

10.7	Noteholders Agreement, among Hybridon, Inc. and the Noteholders, dated May 20, 2005, including form of 4% Note.

10.8	Registration Rights Agreement, by and Among Hybridon, Inc., Pillar Investment Limited and the investors named therein, dated May 20, 2005.

10.9	Warrants to purchase Common Stock issued by Hybridon, Inc. to Pillar Investment Limited, dated May 24, 2005.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated June 21, 2005 (File No. 001-31918).