Form 10-Q
period 2005-09-30
IDERA PHARMACEUTICALS, INC.
filed 2005-11-09
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     .
Commission File Number 001-31918
IDERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3072298

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
345 Vassar Street
Cambridge, Massachusetts 02139
(Address of principal executive offices)
(617) 679-5500
(Registrant’s telephone number, including area code)
Formerly Hybridon, Inc.
(Former name, if changed since last report)
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
Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	111,150,126

Class	Outstanding as of November 1, 2005

IDERA PHARMACEUTICALS, INC.

FORM 10-Q
Amplivax®, Hybridon® and IMOxine® are our registered trademarks. IMO™ and Idera™ are also our trademarks. Other trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL STATEMENTS
ITEM 1 — UNAUDITED FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,440,473	$5,021,860
Short-term investments	6,704,392	9,391,140
Receivables	175,280	293,113
Prepaid expenses and other current assets	745,484	333,316

Total current assets	13,065,629	15,039,429
Property and equipment, net	462,054	351,791
Deferred financing costs	576,480	—

Total Assets	$14,104,163	$15,391,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$556,604	$354,736
Accrued expenses	1,110,181	1,332,150
Current portion of deferred revenue	2,190,037	171,287

Total current liabilities	3,856,822	1,858,173
Non-current portion of accrued expenses	—	240,000
Long term notes payable	5,032,750	—
Capital lease	11,408	—
Deferred revenue, net of current portion	1,761,335	523,655
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 at September 30, 2005 and December 31, 2004	7	7
Common stock, $0.001 par value
Authorized—200,000,000 and 185,000,000 shares at September 30, 2005 and December 31, 2004, respectively
Issued and outstanding - 111,137,356 and 110,931,529 shares at September 30, 2005 and December 31, 2004, respectively	111,138	110,932
Additional paid-in capital	312,529,075	311,988,467
Accumulated deficit	(309,119,454)	(299,293,785)
Accumulated other comprehensive loss	(2,007)	(14,989)
Deferred compensation	(76,911)	(21,240)

Total stockholders’ equity	3,441,848	12,769,392

Total Liabilities and Stockholders’ Equity	$14,104,163	$15,391,220

The accompanying notes are an integral part of these consolidated condensed financial statements.

IDERA PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Alliance revenue	$544,778	$77,967	$1,027,528	$811,342

Operating expenses:
Research and development	2,579,654	2,610,184	8,230,400	7,956,290
General and administrative	792,652	1,550,875	2,584,624	3,472,410
Stock-based compensation from repriced options (*)	121,198	(18,574)	149,236	(592,358)

Total operating expenses	3,493,504	4,142,485	10,964,260	10,836,342

Loss from operations	(2,948,726)	(4,064,518)	(9,936,732)	(10,025,000)
Other income (expense):
Investment income, net	106,793	57,296	257,088	143,522
Interest expense	(107,816)	—	(145,533)	(29,385)

Net loss	(2,949,749)	(4,007,222)	(9,825,177)	(9,910,863)
Accretion of preferred stock dividends (Note 7)	(164)	(158)	(492)	(2,675,836)

Net loss applicable to common stockholders	$(2,949,913)	$(4,007,380)	$(9,825,669)	$(12,586,699)

Basic and diluted net loss per share (Note 3)	$(0.03)	$(0.04)	$(0.09)	$(0.10)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Shares used in computing basic and diluted loss per common share	111,115,039	105,301,234	111,042,768	94,885,691

(*)	The following summarizes the allocation of stock-based compensation from repriced options:

Research and development	$83,757	$(13,439)	$106,308	$(429,505)
General and administrative	37,441	(5,135)	42,928	(162,853)

Total	$121,198	$(18,574)	$149,236	$(592,358)

The accompanying notes are an integral part of these consolidated condensed financial statements.

IDERA PHARMACEUTICALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(9,825,177)	$(9,910,863)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss on disposal of property and equipment	2,134	—
Stock-based compensation	149,236	(554,983)
Depreciation and amortization expense	212,652	236,679
Issuance of common stock for services rendered	27,352	92,874
Non-cash interest expense	71,148	—
Changes in operating assets and liabilities —
Accounts receivable	117,833	6,877
Prepaid expenses and other current assets	(412,168)	(499,307)
Accounts payable and accrued expenses	(382,767)	281,241
Deferred revenue	3,256,430	(33,153)

Net cash used in operating activities	(6,783,327)	(10,380,635)

Cash Flows From Investing Activities:
Purchase of available for sale securities	(9,908,536)	(15,735,747)
Proceeds from sale of available-for-sale securities	7,600,000	10,000,000
Proceeds from maturity of available-for-sale securities	5,000,000	2,500,000
Purchase of property and equipment	(206,512)	(28,611)

Net cash provided by (used in) investing activities	2,484,952	(3,264,358)

Cash Flow From Financing Activities:
Proceeds from issuance of convertible notes payable	5,032,750	—
Sale of common stock and warrants, net of issuance costs	—	15,418,864
Payment on debt	—	(1,306,000)
Issuance costs from financing	(386,480)	—
Proceeds from exercise of common stock options and warrants	72,348	141,521
Payments on capital lease	(1,630)	—

Net cash provided by financing activities	4,716,988	14,254,385

Net increase in cash and cash equivalents	418,613	609,392
Cash and cash equivalents, beginning of period	5,021,860	7,607,655

Cash and cash equivalents, end of period	$5,440,473	$8,217,047

Cash paid for interest	$—	$58,770

Supplemental disclosure of non-cash financing and investing activities:
Issuance of warrants for financing	$219,385	$—

Deferred compensation relating to issuance of stock options	$72,000	$—

Accretion of Series A convertible preferred stock dividends (Note 7)	$(492)	$(569,524)

Dividend from induced conversion of Series A preferred stock (Note 7)	$—	$3,245,360

Conversion of Series A preferred stock into common stock	$—	$14,370

Issuance of stock for services	$27,352	$92,874

Equipment acquired under capital lease	$19,556	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) (AMEX: IDP) is a biotechnology company engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors (TLRs) for the treatment of multiple diseases. The Company has identified proprietary DNA-based structures that modulate TLRs. The Company believes that these immune modulatory oligonucleotide (IMO™) compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma/allergy, and infectious diseases. Idera intends to continue identifying new drug candidates specific to various diseases, based on the differentiated biological activities of its IMO™ compounds. The Company’s lead candidate is IMO-2055 (also known as HYB2055), a TLR9 agonist currently in Phase 2 clinical testing as a monotherapy in renal cell carcinoma and in combination with the chemotherapy agents gemcitabine and carboplatin in a Phase 1/2 oncology trial. The Company is also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies.
     Based on its current operating plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund operations through mid 2006. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances.
     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond mid 2006, the Company must raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or significantly curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.
     On September 12, 2005, the Company changed its name from Hybridon, Inc. to Idera Pharmaceuticals, Inc. On September 13, 2005, Idera’s American Stock Exchange ticker symbol changed from “HBY” to “IDP”.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s

Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 25, 2005.
(3) Net Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,949,749)	$(4,007,222)	$(9,825,177)	$(9,910,863)
Accretion of preferred stock dividends	(164)	(158)	(492)	(2,675,836)

Numerator for basic and diluted loss per share applicable to common stockholders	$(2,949,913)	$(4,007,380)	$(9,825,669)	$(12,586,699)

Denominator for basic and diluted loss per share	111,115,039	105,301,234	111,042,768	94,885,691

Loss per share — basic and diluted:
Net loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.10)
Accretion of preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.03)

Net loss per share applicable to common stockholders	$(0.03)	$(0.04)	$(0.09)	$(0.13)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2005 and 2004, diluted net loss per share of common stock was the same as basic net loss per share of common stock, as the effects of the Company’s common stock equivalents are antidilutive. Total antidilutive securities were 39,441,957 and 30,201,511 at September 30, 2005 and 2004, respectively. These antidilutive securities, including stock options, warrants, convertible preferred stock and convertible debt instruments, are not included in the Company’s calculation of diluted net loss per common share.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2005 and December 31, 2004 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at September 30, 2005 and December 31, 2004. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses on its investments for the three and nine months ended September 30, 2005 and 2004, respectively. There were no losses or permanent declines in value included in “investment income” for any securities in the three and nine months ended September 30, 2005 and 2004.

     The Company had no long-term investments as of September 30, 2005 and December 31, 2004. Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term investments consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Short-term available-for-sale investments at market value:
Corporate bonds	$1,304,392	$2,004,150
Government bonds	—	2,986,990
Auction securities	5,400,000	4,400,000

Total	$6,704,392	$9,391,140

(5) Property and Equipment
     At September 30, 2005 and December 31, 2004, net property and equipment at cost consists of the following:

	September 30,	December 31,
	2005	2004
Leasehold improvements	$424,500	$424,500
Laboratory equipment and other	1,921,754	1,804,799

Total property and equipment, at cost	2,346,254	2,229,299
Less: Accumulated depreciation and amortization	1,884,200	1,877,508

Property and equipment, net	$462,054	$351,791

     In the first quarter of 2005, the Company wrote off unused property and equipment that had a cost of approximately $109,000 resulting in a loss of approximately $2,000.
     As of September 30, 2005, laboratory equipment includes approximately $20,000 of office equipment financed under a capital lease.
(6) Stock-Based Compensation Related to Repriced Options
     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to an exercise price of $0.50 per share, which represented the market value of the common stock on the date of the repricing. These options are subject to variable plan accounting which requires the Company to remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months and nine months ended September 30, 2005, the Company recognized an expense of approximately $121,000 and $149,000, respectively, as stock compensation relating to these repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and September 30, 2005. For the three and nine months ended September 30, 2004, the Company recognized a credit of approximately $19,000 and $592,000, respectively, for stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between December 31, 2003 and September 30, 2004. As of September 30, 2005, options to purchase 2,088,802 shares remained subject to variable plan accounting.
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
     During the 60-day conversion period, the conversion ratio was increased so that the Series A convertible preferred stockholders could receive approximately 29.41 shares of common stock for each share of Series A convertible preferred stock converted instead of the stated conversion rate of 23.53 shares. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. For the nine months ended September 30, 2004 the Company recorded $3.2 million of preferred stock dividends related to the additional shares issued in 2004.
     From January 1, 2004 through February 2, 2004, 488,570 shares of Series A convertible preferred stock were converted into 14,369,740 shares of the Company’s common stock at the adjusted conversion ratio. As a result of these conversions, $570,000 of dividends accreted during the year ended December 31, 2003 were reversed during the nine month period ended September 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.
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
     The pro forma effect of applying SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004 would be as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(2,949,913)	$(4,007,380)	$(9,825,669)	$(12,586,699)
Less: stock-based compensation expense (income) included in reported net loss	121,198	(18,574)	149,236	(592,358)
Add: stock-based employee compensation expense determined under fair value based method for all awards	(266,851)	(1,053,845)	(719,595)	(1,533,593)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,095,566)	$(5,079,799)	$(10,396,028)	$(14,712,650)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Pro forma	$(0.03)	$(0.05)	$(0.09)	$(0.16)

     The effects on the three and nine months ended September 30, 2005 and 2004 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for the years ended December 31, 2005 and 2004 and future years because of the vesting periods of stock options and the potential for issuance of additional stock options in future periods.

(9) Related Party Transactions
     In the nine months ended September 30, 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase 565,478 shares of common stock at an exercise price of $0.89 per share as fees in connection with Pillar Investment Limited acting as placement agent for the sale of the 4% convertible subordinated notes in May 2005 (Note 11). The warrants are exercisable on or prior to May 24, 2010 and have a Black-Scholes value of approximately $219,000 based on the following assumptions: (1) volatility — 75%, (2) discount rate — 3.8%, (3) term — 5 years and (4) no dividends.
     In the three and nine months ended September 30, 2005, the Company paid directors of the Company $15,000 and $25,000, respectively, for consulting services.
(10) Comprehensive Income
     The following table includes the components of comprehensive income for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(2,949,749)	$(4,007,222)	$(9,825,177)	$(9,910,863)
Other comprehensive income (loss)	173	12,815	12,982	(8,908)

Total comprehensive loss	$(2,949,576)	$(3,994,407)	$(9,812,195)	$(9,919,771)

Other comprehensive income represents the net unrealized losses on available-for-sale investments.
(11) Notes Payable
     On May 24, 2005, Idera sold approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 (the 4% Notes). The Company has agreed to pay interest on the 4% Notes in arrears on December 15, 2005 for the period from the issuance to that date, and thereafter semi-annually in arrears on April 30 and October 30 and at maturity or conversion. The Company has the option to pay interest on the 4% Notes in cash or in shares of the Company’s common stock at the then current market value of the Company’s common stock. Holders of the 4% Notes may convert, at any time prior to maturity, the principal amount of the 4% Notes (or any portion thereof) into shares of the Company’s common stock at a conversion price of $0.89 per share. The Company may cause the principal amount of the 4% Notes to be converted into shares of the Company’s common stock at the then current conversion price at any time prior to May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.78 per share or at any time on or after May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.12 per share. If the Company conducts a financing resulting in greater than $10.0 million in gross proceeds, the Company may elect to convert the 4% Notes into shares of the Company’s common stock at the then current conversion price if the purchase price paid by the new investors in the financing (on a common stock equivalent basis) is greater than the then current conversion price of the 4% Notes. Holders of the 4% Notes may demand that the Company redeem the 4% Notes upon a change in control, a merger with an independent company, or a change in the Company’s listing status.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and is amortizing them over the term of the 4% Notes. These costs include the Black-Scholes value of the warrants, legal expenses and miscellaneous costs related to the placement agent.
     On April 1, 2004, the Company’s 9% convertible subordinated notes matured. As a result, the Company paid $1,306,000 to the note holders in payment of the principal amount outstanding under the notes plus accrued interest through the maturity date of $58,770. Upon payment, these notes were cancelled.

(12) Financing
     In April 2004, the Company raised approximately $11.8 million in gross proceeds through a registered direct offering. In the offering, the Company sold 16,899,800 shares of common stock and warrants to purchase 3,041,964 shares of common stock to institutional and other investors. The warrants to purchase common stock have an exercise price of $1.14 per share and are exercisable on or prior to April 20, 2009. The warrants may be exercised by cash payment only. On or after October 21, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period ending within 30 days prior to providing notice of redemption is greater than or equal to $2.60 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The redemption criteria have not been met as of November 1, 2005. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $10.7 million.
     In August 2004, the Company raised approximately $5.1 million in gross proceeds from a private placement to institutional and overseas investors. In the private placement, the Company sold 8,823,400 shares of common stock and warrants to purchase 1,764,680 shares of common stock. The warrants to purchase common stock have an exercise price of $0.67 per share and will expire if not exercised on or prior to August 27, 2009. The warrants may be exercised by cash payment only. On or after February 27, 2005, the Company may redeem the warrants if the closing sales price of the common stock for each day of any 20 consecutive trading day period is greater than or equal to $1.34 per share. The redemption price will be $0.01 per share of common stock underlying the warrants. The Company may exercise its right to redeem the warrants by providing 30 days prior written notice to the holders of the warrants. The redemption criteria have not been met as of November 1, 2005. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $4.7 million.
(13) Option Awards
     On May 12, 2005, Idera’s Compensation Committee of the Board of Directors approved a grant of 1,000,000 stock options to the Company’s Chief Executive Officer. These options vest quarterly over a three-year period. In addition, on May 12, 2005, the Compensation Committee agreed to grant additional stock options to the CEO to purchase an aggregate of 1,000,000 shares of the Company’s common stock upon the achievement of specified milestones. Any options granted as a result of the achievement of these milestones will vest over a three-year period commencing on the date the specified milestone was achieved.
     On June 1, 2005, options to purchase 400,000 of the additional 1,000,000 shares mentioned above were granted upon the achievement of a milestone. Unlike the balance of the option shares which will be granted with an exercise price equal to the fair market value on the date of grant, this grant was made with an exercise price equal to the fair market value on May 12, 2005. As a result, the Company recorded a charge to deferred compensation of $72,000, which represents the difference between the option exercise price and the market price on the date that the milestone was achieved.
(14) Novartis Collaboration
     On May 31, 2005, the Company entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical Ltd. to discover, develop and potentially commercialize immune-modulatory oligonucleotides that are toll-like receptor 9 agonists and that are identified as potential treatments for human allergy and respiratory diseases. Under the terms of the agreements, Novartis paid the Company a $4,000,000 license fee in July 2005. In addition to the $4,000,000 upfront payment, Novartis agreed to fund substantially all research activities and make milestone payments to Idera upon the achievement of clinical development, regulatory approval and cumulative net sales milestones. If Novartis elects to exercise its option to develop and commercialize licensed IMOs in the initial collaboration disease areas, Novartis is potentially obligated to pay the Company up to $132,000,000 in milestone payments. Novartis is also obligated to pay the Company a royalty on net sales of all products, if any, commercialized by Novartis, its affiliates and sublicensees. The Company is recognizing the $4,000,000 upfront payment as revenue over the two-year term of the research collaboration.
     Beginning on May 31, 2007, if specified conditions are satisfied, Novartis may expand the collaboration to include additional human disease areas, other than oncology and infectious diseases. Novartis is potentially obligated to pay the Company additional milestone payments if Novartis elects to expand the collaboration to include additional disease areas and then develops and commercializes licensed IMOs in the additional disease areas based on the achievement of clinical development and regulatory approval milestones.

(15) New Accounting Pronouncement
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company in the quarter beginning January 1, 2006.
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally, except for marking to market the repriced options discussed in Note 6, the Company recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a material impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted SFAS 123(R) in a prior period, the impact of applying that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 8 to these financial statements. The Company is currently evaluating the impact of adopting SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We have identified proprietary DNA-based structures that modulate TLRs. We believe that these immune modulatory oligonucleotides, or IMOTM, compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma/allergy, and infectious diseases. We intend to continue identifying new drug candidates specific to various diseases, based on the differentiated biological activities of our IMOTM compounds. IMO-2055, our lead candidate, is a synthetic DNA-based sequence designed to mimic bacterial DNA and be recognized by a specific protein receptor called TLR9, which triggers the activation and modulation of the immune system. IMO-2055 is a TLR9 agonist currently in Phase 2 clinical testing as a monotherapy in renal cell carcinoma and in combination with the chemotherapy agents gemcitabine and carboplatin in a Phase 1/2 oncology trial. We are also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergy indications. We also have been a pioneer in the development of antisense technology, which uses synthetic DNA to block the production of disease-causing proteins at the cellular level. Since 2003, we have devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue that focus in the fourth quarter of 2005 and in future years.
     We have incurred total losses of $309.1 million through September 30, 2005 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements.

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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
Alliance Revenues
     Total alliance revenue increased by $467,000, or 599%, from $78,000 for the three months ended September 30, 2004 to $545,000 for the three months ended September 30, 2005 and increased by $217,000, or 27%, from $811,000 for the nine months ended September 30, 2004 to $1,028,000 for the nine months ended September 30, 2005. Alliance revenue consists of revenue we receive under our collaboration and licensing agreements and includes research and development payments, milestone payments, license fees, sublicense fees, and royalty payments. In July 2005, we received from Novartis the $4,000,000 upfront fee under the Novartis agreements. Of this $4,000,000, we recognized $500,000 and $667,000, as revenue in the third quarter and first nine months of 2005, respectively, with the balance being recorded in deferred revenue. The increase in revenue in the third quarter and first nine months of 2005 reflects the recognition of these amounts, as well as research and development revenue associated with the Novartis agreements. The increase in the nine months ended September 30, 2005, as compared to the same period one year earlier, was partially offset by research and development revenue in 2004 associated with supplying a collaborator, Aegera Therapeutics, Inc., with drug product for clinical trials during the first quarter of 2004 and the achievement of a milestone for which milestone fees were earned in the first quarter of 2004.
Research and Development Expenses
     Research and development expenses were $2,580,000 in the third quarter of 2005, which was approximately the same as the $2,610,000 in the third quarter of 2004. Research and development expenses increased by $275,000, or 3%, from $7,956,000 for the nine months ended September 30, 2004 to $8,231,000 for the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2005 primarily reflects higher clinical trial costs and increased raw material and other costs of manufacturing the clinical drug supply being utilized in our ongoing Phase 2 study of IMOxine for the treatment of renal cell carcinoma and other future trials. The increase in costs in the nine-month period ending September 30, 2005, as compared to the same period one year earlier, was partially offset by lower preclinical development costs in the first nine months of 2005 and a decrease in the cost resulting from supplying Aegera with drug product for clinical trials during the first quarter of 2004. Our other research and development costs in both periods relate primarily to the cost of advancing our basic IMO research program and developing our IMO technology. These costs include salaries, allocated overhead, general lab supplies and patent preparation costs and related filing fees.
     Our lead drug candidate in our IMO program is IMO-2055 (also known as HYB2055). We are developing IMO-2055 for oncology applications under the name IMOxine. In connection with developing IMO-2055, we incurred approximately $0.9 million and $0.6 million in direct external expenses in the three months ended September 30, 2005 and 2004, respectively, and we incurred approximately $2.8 million and $1.9 million in direct external expenses in the nine months ended September 30, 2005 and 2004, respectively. These expenses include payments to independent contractors and vendors for clinical and preclinical studies and drug manufacturing and related costs but exclude internal costs such as payroll and overhead.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMOxine as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, or “second-line” patients, into the first stage of the trial. We also expected to enroll in the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. On October 20, 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the U.S. Food and Drug Administration a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we plan to continue first stage patient recruitment into the first half of 2006 and we are now seeking to enroll a total of up to 92 patients in the first stage of the trial.
     On October 26, 2005, we initiated a new Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly and Company as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We are seeking to enroll 12 to 18 refractory solid tumor patients in the Phase 1 portion of the trial. If successful, we plan to use Phase 1 data for dose selection for the subsequent Phase 2 portion of the trial in the treatment of naïve non-small cell lung cancer patients.
     We are also conducting a Phase 1 clinical trial of IMOxine as a monotherapy in patients with refractory solid tumor cancers, which is being conducted at the Lombardi Comprehensive Cancer Center. Except for one patient who has received IMOxine treatment in the trial for over twenty-one months, treatment under the protocol was completed in September 2004 and results were presented at the American Society of Clinical Oncology annual meeting in May 2005. In the trial, 19 advanced cancer patients received weekly IMOxine treatment for at least 4 weeks. IMOxine dosage was escalated to 0.64 mg/kg/week and was well tolerated at all dose levels. IMOxine treatment was associated with evidence of immunological activity by several parameters.
     Because these projects are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.
General and Administrative Expenses
     General and administrative expenses decreased by $758,000, or 49%, from $1,551,000 in the three months ended September 30, 2004 to $793,000 in the three months ended September 30, 2005 and decreased by $887,000, or 26%, from $3,472,000 in the nine months ended September 30, 2004 to $2,585,000 in the nine months ended September 30, 2005. The decrease for the three- and nine-month periods, as compared to the same periods one year earlier, primarily reflects the charge of $720,000 we incurred relating to the resignation of our former Chief Executive Officer in August 2004, representing the amount to be paid to our former Chief Executive Officer through September 1, 2006 under his employment agreement.

Stock-Based Compensation
     As a result of repricing of our stock options in September 1999, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results include charges of $121,000 for the third quarter of 2005 and $149,000 for the first nine months of 2005 as a result of increases in the instrinsic value of the repriced options during these periods. Operating results include credits of $19,000 for the third quarter of 2004 and $592,000 for the first nine months of 2004 as a result of decreases in the intrinsic value of the repriced options during those periods. Compensation charges and credits will likely occur in the future based upon changes in the market value of our common stock.
Investment Income, net
     Investment income increased by approximately $50,000, or 88%, from $57,000 in the three months ended September 30, 2004 to $107,000 in the three months ended September 30, 2005 and increased by approximately $113,000, or 78%, from $144,000 in the nine months ended September 30, 2004 to $257,000 in the nine months ended September 30, 2005. The change for the three and nine months ended September 30, 2005 was primarily a result of higher interest rates.
Interest Expense
     Interest expense in the three and nine months ended September 30, 2005 consisted of interest on our 4% notes issued in May 2005 and amortization of deferred financing costs associated with these notes. Our interest expense for the nine months ended September 30, 2004 consisted of interest on our 9% notes. On April 1, 2004, upon the maturity of our 9% notes, we paid $1,306,000 representing the outstanding principal amount of our 9% notes, plus accrued interest. As a result, we had no interest expense for the three months ended September 30, 2004.
Preferred Stock Dividends
     Dividends on the remaining 655 shares of Series A preferred stock outstanding are accreted at an annual rate of 1%. Accretion of preferred stock dividends decreased by approximately $2,676,000, or 100%, from $2,676,000 for the nine months ended September 30, 2004 to nearly zero for the nine months ended September 30, 2005. The decrease for the nine-month period was primarily attributable to the conversions of Series A convertible preferred stock into common stock in the fourth quarter of 2003 and the first quarter of 2004. The conversion took place in accordance with an amendment to our Restated Certificate of Incorporation approved by our stockholders on December 4, 2003 that increased the number of shares of our common stock issuable upon conversion of our series A convertible preferred stock by 25% over the number of shares that would otherwise have been issuable upon conversion during a 60-day conversion period. The value of the additional shares issued during the 60-day conversion period was recorded as an addition to dividends in the statement of operations at the time of conversion. The value of the additional dividend amounted to $3,245,000 during the first nine months of 2004 and was partially offset by a reversal of $570,000 of dividends accreted during the year ended December 31, 2003 with respect to these shares that was reversed during the nine month period ended September 30, 2004 because the former holders of these shares of Series A convertible preferred stock were no longer entitled to such dividends once their shares of series A convertible preferred stock were converted into common stock.
Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to approximately $2,950,000 and $4,007,000 for the three months ended September 30, 2005 and 2004, respectively and to approximately $9,826,000 and $12,587,000 for the nine months ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. We have funded our cash requirements primarily through equity and debt financing, license fees and research funding under collaborative and license agreements.
Cash Flows
     As of September 30, 2005, we had approximately $12,145,000 in cash, cash equivalents and short-term investments, a decrease of approximately $2,268,000 from December 31, 2004.
     We used $6,783,000 of cash for operating activities during the nine months ended September 30, 2005, principally to fund our research and development expenses and our general and administrative expenses. The $6,783,000 primarily consists of our net loss of $9,825,000 for the period, less the $3,256,000 increase in our deferred revenue reflecting, primarily, the unamortized portion of the upfront license fee received pursuant to our collaboration agreement with Novartis.
     Net cash provided by investing activities reflects the proceeds of $7,600,000 and $5,000,000 that we received from the sale and maturity, respectively, of “available-for-sale” securities offset by the purchase of $9,909,000 in “available-for-sale” securities and $207,000 in equipment purchases during the nine months ended September 30, 2005.
     Net cash provided by financing activities primarily reflects the $5,033,000 we received from the issuance of our 4% notes offset by the expenses associated with their issuance in the nine months ended September 30, 2005.
Funding Requirements
     Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations through mid 2006. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our research and development efforts and our success in entering into strategic alliances.
     In May 2005, we issued $5,033,000 in principal amount of 4% convertible subordinated notes due April 30, 2008. Interest on the 4% convertible subordinated notes is payable in arrears on December 15, 2005 for the period from issuance to that date, and thereafter semi-annually on April 30 and October 30 and at maturity or conversion. We have the option to pay interest on the 4% convertible subordinated notes in cash or in shares of common stock at the then current market value of the common stock.
     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond mid 2006, we will need to raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. We believe that the key factors that will affect our internal and external sources of cash are:

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
Contractual Obligations
     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. Our contractual obligations as of December 31, 2004 were set forth under the caption “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004 and have not materially changed from such date except as provided below.
     In May 2005, we issued approximately $5,033,000 in principal amount of 4% convertible subordinated notes. On April 30, 2008 the entire principal amount of 4% convertible subordinated notes will become due and payable.
     On October 19, 2005, we entered into an amended and restated employment agreement with Sudhir Agrawal, D. Phil., our Chief Executive Officer and Chief Scientific Officer. This agreement is filed as Exhibit 10.1 to this quarterly report.
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

     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of September 30, 2005, we had incurred operating losses of approximately $309.1 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations through mid 2006. However, we could reduce planned activities if we need to conserve such funds.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. The statistical design of our ongoing Phase 2 clinical trial of IMO-2055 in renal cell carcinoma was originally based on patients who had already failed one course of therapy (“second-line patients”). As of October 14, 2005, our enrollment of second-line patients has been slower than anticipated, whereas the enrollment of treatment-naïve patients has been higher than expected. As a result, the trial protocol was subsequently amended to accommodate statistical endpoints for both treatment-naïve and second-line patients, thus extending the completion of the trial beyond the time we expected. Patient accrual is a function of many factors, including:
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Sudhir Agrawal. Dr. Agrawal serves as our Chief Scientific Officer and Chief Executive Officer. Dr. Agrawal has extensive experience in the pharmaceutical industry, has made significant contributions to the field of nucleic acid chemistry and is named as an inventor on over 200 patents and patent applications worldwide. Dr. Agrawal provides the scientific leadership for our research and development activities and directly supervises our research staff. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
     We are a party to an employment agreement with Dr. Agrawal for a term ending on October 19, 2008, subject to annual renewals. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
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

     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002 and 2003, we became involved in two interference proceedings declared by the United States Patent and Trademark Office, or USPTO, which have since been resolved. In September 2005, we became aware of a third interference declared by the USPTO related to our Ribozyme technology. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.
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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of the clinical trials of our products and expect to continue to do so. For example, we have contracted with PAREXEL International to manage our Phase 2 clinical trial of IMO-2055 in renal cell carcinoma. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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
     Our stock price has been volatile. During the period from January 1, 2003 to September 30, 2005, the closing sales price of our common stock ranged from a high of $1.69 per share to a low of $0.41 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
     In May 2005, we sold approximately $5.0 million in principal amount of 4% convertible subordinated notes. On April 30, 2008, the entire outstanding principal amount of our 4% convertible subordinated notes will become due and payable, unless the notes are converted to common stock prior to expiration. In addition, we may be required to redeem all or part of the convertible subordinated notes prior to the final maturity date if specified events occur. We may not have sufficient funds or may be unable to arrange for additional financing to pay the amount due under the convertible subordinated notes at maturity or to pay the price to repurchase the convertible subordinated notes. Any future borrowing arrangements or debt agreements to which we may become a party may restrict or prohibit us from repaying or repurchasing the convertible subordinated notes. If we are prohibited from repaying or repurchasing the convertible subordinated notes, we could try to obtain the consent of lenders under those arrangements, or we could attempt to refinance the indebtedness that contains the restrictions. If we could not obtain the necessary consents or refinance the indebtedness, we would be unable to repay or repurchase the convertible subordinated notes. Any such failure would constitute an event of default under the agreement with the holders of the 4% convertible subordinated notes, which could, in turn, constitute a default under the terms of any future indebtedness.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of September 30, 2005, we have no assets and liabilities related to nondollar-denominated currencies.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
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

IDERA PHARMACEUTICALS, INC

Date: November 9, 2005	/s/ Sudhir Agrawal

Sudhir Agrawal
Chief Executive Officer and
Chief Scientific Officer and Director
(Principal Executive Officer)

Date: November 9, 2005	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and
Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1†	Employment agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Sudhir Agrawal, D. Phil.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Quarterly Report on Form 10-Q