Form 10-K
period 2005-12-31
IDERA PHARMACEUTICALS, INC.
filed 2006-03-31
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13
or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31918
IDERA PHARMACEUTICALS, INC.
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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check):
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐    No ☑
     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $54,133,722 based on the last sale price of the registrant’s common stock on the American Stock Exchange on June 30, 2005. As of February 1, 2006, the registrant had 111,495,117 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 7, 2006	Items 10, 11, 12, 13 and 14 of Part III.

IDERA PHARMACEUTICALS, INC.
FORM 10-K

      Idera Pharmaceuticalstm, Ideratm, Amplivaxtm, CpRtm, IMOtm, Immunomertm, RpGtm, YpGtm and YpRtm are our trademarks. IMOxine® and GEM® are our registered trademarks. All other trademarks and service marks appearing in this annual report are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS
      This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Item 1A. “Risk Factors.” These factors and the other cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements whenever they appear in this annual report. In addition, any forward-looking statements represent our estimates only as of the date that this annual report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1.	Business
Overview
      We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We have developed proprietary DNA-and RNA-based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. We believe that these immune modulatory oligonucleotides, or IMOtm compounds, are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. IMO-2055, our lead drug candidate, is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. We have selected another TLR9 agonist, IMO-2125, as a lead compound for infectious diseases. We are also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies using other of our TLR9 agonist compounds. Our IMO compounds targeted to TLR7 and TLR8 are in the discovery stage.
      On September 12, 2005, we changed our name from Hybridon, Inc. to Idera Pharmaceuticals, Inc. On September 13, 2005, Idera’s American Stock Exchange ticker symbol changed from “HBY” to “IDP”.
     Drug Development Programs
      We are developing IMO-2055, which we also refer to as HYB2055, for oncology applications under the name IMOxine. In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We originally planned to recruit a minimum of 46 patients who had failed one prior therapy, which we refer to as “second-line” patients, into the first stage of the trial. We also expected to enroll in the first stage of the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. On October 19, 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the U.S. Food and Drug Administration, or FDA, a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we are now seeking to enroll a total of up to 92 patients in the first stage of the trial and plan to continue patient recruitment into the first half of 2006.
      On October 26, 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly and Company as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We are seeking to enroll 12 to 18 refractory solid tumor patients in the Phase 1 portion of the trial to evaluate the safety of the combination. The protocol allows for a subsequent Phase 2 portion of the trial as first line treatment of non-small cell lung cancer patients using the Phase 1 data for dosage selection.
      We previously conducted a Phase 1 clinical trial of IMO-2055 as a monotherapy in patients with refractory solid tumor cancers at the Lombardi Comprehensive Cancer Center. Except for one patient who received IMO-2055 treatment in the trial for 24 months ending February 2006, treatment under the protocol was completed in September 2004 and results were presented at the American Society of Clinical Oncology annual meeting in May 2005. In the trial, 19 advanced cancer patients received weekly IMO-2055 treatment for at least four weeks. During this period, IMO-2055 dosage was escalated to 0.64 mg/kg/week and was well tolerated at all dose levels. IMO-2055 treatment also exhibited evidence of immunological activity as measured by several parameters.
      In addition to these IMO-2055 trials, we may in the future conduct trials in which we evaluate IMO-2055 for the treatment of other specific types of cancer, as a monotherapy and/or in combination with other anticancer agents, including chemotherapeutics, antibodies and vaccines.

      In late 2005, we selected our second IMO drug compound, IMO-2125, to advance to clinical development for the treatment of certain infectious diseases. IMO-2055 has demonstrated promising in vitro and in vivo preclinical activity and we have initiated preclinical IND-enabling studies.
     IMO Collaborations
      In addition to developing drug candidates on our own, we are seeking to establish alliances with other parties for the development and commercialization of products based on our IMO technologies. We believe that pharmaceutical and biotechnology companies may seek to use our IMO compounds as a monotherapy for the treatment of specific diseases or in combination with chemotherapeutics, vaccines and monoclonal antibodies.
      In May 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis to discover, optimize, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. If specific conditions are met, Novartis may choose to expand the collaboration to use identified immune modulatory oligonucleotides for additional human diseases, other than oncology and infectious diseases, which will be subject to agreed upon milestone payments.
      IMO-2055 also has applications in combination with vaccines at lower dose levels. We refer to IMO-2055 in this context as Amplivax. We licensed Amplivax to The Immune Response Corporation for use in its development of a potential therapeutic and prophylactic HIV vaccine, REMUNE.
Our Product Pipeline
      The table below summarizes the principal products that we or our collaborators are developing and the therapeutic use and development status of these products.

Product Description	Therapeutic Use	Development Status

IMO-2055	Renal Cell Cancer	Phase 2
IMO-2055 (used in combination with chemotherapy agents)	Cancer — solid tumors	Phase 1/2
IMO Compounds[1]	Asthma and allergies	Preclinical candidates
IMO-2125	Infectious Disease	Pre IND lead compound
Amplivax[2]	HIV	Phase 1/2

1.	Being developed by Novartis International Pharmaceuticals, Ltd. under a collaboration agreement with us.

2.	Being used in patients in combination with REMUNE, an immune-based HIV therapeutic vaccine developed by The Immune Response Corporation, under a collaboration agreement with us.
Immunomodulatory Oligonucleotide (IMO) Technology
Overview
      Our IMO technology has evolved from our research and clinical experience with antisense oligonucleotides. We learned from this research and clinical experience that some types of oligonucleotides can act as potent stimulators of the immune system. Our early insights and those of others showed that oligonucleotides containing specific nucleotide segments, or motifs, mimic in the human body the immune stimulating effects of bacterial DNA. Nucleotides are the molecules that are linked together to form DNA. Using our DNA chemistry, we have designed and are developing a new, proprietary class of oligonucleotide compounds, which we refer to as IMO compounds.
      We are designing our IMO compounds to be used in the treatment of conditions such as cancer, asthma and allergies, infectious diseases and autoimmune diseases either alone as a monotherapy or in combination therapies with other therapies, including chemotherapeutics, vaccines and antibodies.

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
      In contrast to the innate immune system, the adaptive immune system provides a pathogen-specific response to a pathogenic invasion. The adaptive immune system does this by recognition of specific cell surface proteins, called antigens, which signal the presence of a pathogen. This process is initiated through signals produced by the innate immune system. Upon recognition of a foreign antigen, the adaptive immune system produces antibodies and antigen-specific cytotoxic immune cells that specifically detect and destroy infected cells. This response is referred to as an antigen-specific immune response. An antigen-specific immune response normally takes several weeks to develop the first time. However, once activated by a specific pathogen, the adaptive immune system “remembers” the antigens of the pathogen. In this manner, if the pathogen again invades the body, the presence of the “remembered” antigens will allow the adaptive immune system to respond once more, this time in a matter of days. Scientists generally believe that the adaptive immune system also may be able to eliminate abnormal cells, such as cancer cells.
      The human immune reaction is initially commenced by activation of the innate immune system. One way this occurs is through recognition by the immune system of a pathogen-associated molecular pattern, referred to as a PAMP. Receptors which are known to recognize PAMPs are TLRs. TLR7, TLR8 and TLR9 are known to recognize certain RNA and DNA from pathogens and induce defensive immune responses.
      Our IMO compounds are intended to activate immune responses through TLR7, TLR8 or TLR9. Our most advanced programs are directed at TLR9. Our compounds targeted to TLR7 and TLR8 are in the discovery stage. We believe that our IMO compounds can trigger an immune response similar to the innate immune response. Results from our preclinical studies and our initial clinical trials of our IMO compounds suggest this response leads to signaling events that include production of cytokines. Cytokines are a specific type of immune system molecule that are known to have broad spectrum therapeutic properties against infectious disease as well as against cancer. These signals from the innate immune system also may trigger responses of the adaptive immune system.
      Our IMO compounds contain nucleotide motifs and novel structures and are unique in composition. We have a portfolio of these compounds, from which we can select appropriate compounds for different disease indications.
Therapeutic Potential of IMO Compounds
      Because IMO compounds can generate a broad range of immune responses, we believe they may provide therapeutic benefits in a number of areas:

•	Cancer. Cancer cells are recognized by the body as abnormal cells and trigger an immune response. However, the body’s immune response to cancer cells is notoriously weak. The benefits of immune stimulation by bacterial DNA in cancer patients have been long recognized. IMO compounds have been shown to activate dendritic cells and B cells and induce Th1 cytokine secretion in human cell-

based assays. The secreted cytokines are known to stimulate natural killer cells to destroy cells within a tumor mass. In preclinical studies in mouse models, our IMO compounds have also been shown to enhance the activity of selected chemotherapeutic agents, selected anticancer antibodies and radiation.

•	Asthma and Allergies. Based on preclinical studies of our IMO compounds in mouse models, we believe that IMO compounds have potential for use in the treatment of asthma and allergies and other diseases that result from an overreaction of the immune system by suppressing specific allergen induced allergic responses. In our preclinical studies of animal models of allergies, our IMO compounds reversed the imbalance of Th2 activity and improved lung function.

•	Infectious Diseases. According to published reports, various DNA sequences which mimic bacterial DNA have been shown in studies in mice and other animals to activate an immune defense against pathogens that is of a general nature and not directed at any specific microorganism. As a result, we believe that our IMO compounds have the potential to be used prophylactically to ward off the danger of infection or to boost the immune response to an early-stage or ongoing infection. Some of our IMO compounds have been shown in ongoing preclinical studies to induce Th1-type cytokines, such as elevated plasma concentrations of IFN-alpha in non-human primate studies for example. These cytokines may be useful as anti-infectious agents against bacteria, viruses, and parasites. We have a portfolio of various IMO structures, including compounds that induce high levels of IFN-alpha, which may be suitable for treating Hepatitis C and other viral infections.

•	Autoimmune Diseases. Independent researchers have published evidence that TLRs may play a role in the pathogenesis of certain autoimmune diseases. We have identified certain DNA-based compounds which may have potential application in autoimmune diseases. We plan to conduct further studies to explore the potential of this novel class of DNA-based compounds.

•	Combinations with Vaccines. In preclinical studies in mice, the immune response triggered by IMO compounds has been shown to increase the effectiveness of vaccines. As a result, we believe that IMO compounds have the potential to be used in combination with vaccines.

IMO Drug Discovery
      Based on our expertise in synthetic oligonucleotide chemistry, we have developed a portfolio of IMO compounds containing different proprietary synthetic motifs and novel DNA and RNA structures. In preclinical studies of our IMO compounds and initial clinical trials of our lead IMO compound, our IMO compounds have triggered an immune response that has resulted in the expression of Th1-type cytokines. This immune response and the resulting expression of cytokines have varied depending on the sequence and structure of the IMO compound. We believe that by varying the synthetic motifs and structures in the IMO compounds, we can design IMO compounds that optimize immunostimulatory activity and induce different profiles of immune response. As a result, we believe we may create IMO compounds that are optimized for the treatment of different diseases.
IMO-2055 Clinical Lead Candidate
          IMO-2055
      We are focusing most of our internal drug development efforts on the lead drug candidate in our pipeline IMO-2055 for oncology applications. We selected IMO-2055 for clinical development because of the potency it demonstrated as an immune modulator in preclinical models, both in vitro and in vivo. We filed an Investigational New Drug Application, or IND, for IMO-2055 with the FDA that became effective March 6, 2003.
      In March 2004, we completed a Phase 1 clinical trial of IMO-2055 in 28 healthy volunteers over a broad range of dosing levels. In this trial, IMO-2055 was well tolerated by the volunteers, who did not experience any significant treatment-related adverse effects. In addition, IMO-2055 demonstrated biological activity in the volunteers, according to several parameters monitored in the study.

      In May 2003, we commenced a Phase 1 clinical trial of IMO-2055 in patients with refractory solid tumor cancers at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center in Washington, D.C. We enrolled 23 patients in this trial. One patient continued to receive IMO-2055 treatment for 24 months ending February 2006. Except for this one patient, treatment under the protocol was completed in September 2004. Results from this trial were presented at the American Society of Clinical Oncology, or ASCO, annual meeting in May 2005. In the trial, 19 of the 23 patients completed at least four consecutive weekly treatments with IMOxine. IMO-2055 dosage was escalated from 0.04 mg/kg/week to 0.64 mg/kg/week and was well tolerated at all dose levels. IMO-2055 treatment also exhibited evidence of immunological activity as measured by several parameters monitored in the study. Adverse events experienced by patients were consistent with the expected immune stimulation activity of IMO-2055, and primarily were mild to moderate injection site reactions, pain and “flu-like” symptoms including rigors/chills, fever, nausea, myalgia, headache, malaise and fatigue. Serious adverse events possibly related to IMO-2055 treatment included one patient with transient dyspnea with hypoxia, one patient with rigors/chills one hour post dose, one patient with abdominal pain with nausea/vomiting and two patients with anemia requiring transfusion. The one patient who continued to receive IMO-2055 therapy for 24 months exhibited no serious adverse effects during the treatment period that ended in February 2006. The results of this Phase 1 trial provided evidence of dose response effects on immunology parameters in patients with a variety of cancer types, including renal cell carcinoma, melanoma, colorectal cancer, sarcoma, breast cancer, non-small cell lung cancer and other cancers.
      We are currently conducting a Phase 2 clinical trial of IMO-2055 in patients with metastatic or recurrent clear cell renal carcinoma. The trial, for which we began patient recruitment in October 2004, is a two-stage, multi-center, open label study of IMO-2055 as a monotherapy. The primary objective of the study is to determine tumor response by Response Evaluation Criteria in Solid Tumors, or RECIST. Secondary study objectives include safety, duration of response, time to progression, survival one year after the last dose and the treatment effect on quality of life. In the trial, one of two dose levels of 0.16 or 0.64 mg/kg is administered by weekly subcutaneous injection. Treatment duration is defined as 24 weeks based on safety and the absence of disease progression. Patients can continue to receive IMO-2055 treatment beyond 24 weeks based on investigator recommendations and independent medical monitor concurrence. We originally planned to recruit a minimum of 46 patients who had failed one prior therapy, which we refer to as “second-line” patients, into the first stage of the trial. We also expected to enroll in the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. On October 19, 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the FDA a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we are now seeking to enroll a total of up to 92 patients in the first stage of the trial and plan to continue patient recruitment into the first half of 2006.
      On October 26, 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly and Company as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We are seeking to enroll 12 to 18 refractory solid tumor patients in the Phase 1 portion of the trial to evaluate the safety of the combination. The protocol allows for a subsequent Phase 2 portion of the trial as first line treatment of non-small cell lung cancer patients using the Phase 1 data for dosage selection.

Amplivax
      We licensed Amplivax to IRC for use in its development of a potential therapeutic and prophylactic HIV vaccine, REMUNE. We plan to seek additional licensees for Amplivax in the future.
IMO-2125 Preclinical Lead Compound
      In late 2005, we selected a second drug compound IMO-2125 to advance to clinical development for the treatment of certain infectious diseases. IMO-2125 has demonstrated promising in vitro and in vivo preclinical activity. We have initiated preclinical IND-enabling studies.

Antisense Technology
      We have been a pioneer in antisense technology. Although we are no longer developing this technology in-house, we believe that our antisense technology may be useful to pharmaceutical and biotechnology companies that are seeking to develop drug candidates that down-regulate gene targets discovered by, or proprietary to, such companies. As the owner or licensee of over 500 patents and patent applications in the antisense area, we have entered into nine collaboration and license agreements based upon these technologies. We plan to continue seeking additional collaborations using our antisense technologies and various antisense drug candidates.
Research and Development
      For the years ended December 31, 2005, 2004 and 2003, we spent approximately $12.7 million, $10.3 million and $10.8 million, respectively, on research and development activities. In 2005, Novartis sponsored approximately $1.0 million of our research and development activities. Our collaborators sponsored only a nominal portion of these research and development activities in 2004 and 2003.
Patents, Proprietary Rights and Trade Secrets
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
      As of December 31, 2005, we owned 48 U.S. patents and U.S. patent applications and 99 corresponding worldwide patents and patent applications for our IMO technology. These patents and patents applications include novel chemical compositions of matter and methods of use for our immunomodulatory compounds, including IMO-2055 and IMO-2125. To date all of our IMO intellectual property is based on discoveries made solely by us. The earliest of these issued patents expires in 2017.
      Our antisense patent portfolio as of December 31, 2005, included over 513 worldwide patents and patent applications, which we own or have exclusively licensed. Of this portfolio, 135 are U.S. patents and U.S. patent applications, and the remainder are issued or pending throughout the world. These antisense patents and patent applications include novel composition of matter and the use of these compositions for various genes, sequences and therapeutic targets, oral and other routes of administration. These issued patents expire at various dates ranging from 2006 to 2022.
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
Corporate Alliances
IMO Technology
      An important part of our business strategy is to enter into research and development collaborations, licensing agreements and other strategic alliances, primarily with biotechnology and pharmaceutical corporations, to develop and commercialize drugs based on our IMO technology.

Novartis International Pharmaceutical, Ltd.
      On May 31, 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical, Ltd. to discover, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies.
      Under the terms of the agreements, Novartis paid us a $4.0 million license fee in July 2005. In addition to the $4.0 million upfront payment, Novartis agreed to fund substantially all research activities and make milestone payments to Idera upon the achievement of clinical development, regulatory approval and cumulative net sales milestones. If Novartis elects to exercise its option to develop and commercialize licensed IMOs in the initial collaboration disease areas, Novartis is potentially obligated to pay us up to $132.0 million in milestone payments. Novartis is also obligated to pay us a royalty on net sales of all products, if any, commercialized by Novartis, its affiliates and sublicensees. We are recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. If specific conditions are met, Novartis may choose to expand the collaboration to use identified immune modulatory oligonucleotides for additional human diseases, other than oncology and infectious diseases, which will be subject to agreed upon milestone payments.

The Immune Response Corporation
      We licensed Amplivax to The Immune Response Corporation for use in combination with its vaccine, REMUNE, which it is developing.

Antisense Technology
      We have been a pioneer in antisense technology. Although we are no longer developing this technology in-house, we believe that our antisense technology may be useful to pharmaceutical and biotechnology companies that are seeking to develop drug candidates that down-regulate gene targets discovered by, or proprietary to, such companies.

Isis Pharmaceuticals, Inc.
      In May 2001, we entered into a collaboration and license agreement with Isis Pharmaceuticals, Inc. Under the agreement, we granted Isis a license, with the right to sublicense, to our antisense chemistry and delivery patents and patent applications and retained the right to use these patents and patent applications in our own drug discovery and development efforts and in collaborations with third parties. In addition to payments made by Isis to us during 2001, Isis agreed to pay us a portion of the income it received from specified types of sublicense of our patents and patent applications. Also under this agreement, Isis granted us a license to use specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. We have the right under the agreement to use these patents and patent applications in our drug discovery and development efforts and in some types of collaborations with third parties. In addition to a payment made by us to Isis during 2002, we agreed to pay Isis a nominal annual maintenance fee and a modest royalty on sales of products covered by specified patents and patent applications Isis sublicensed to us. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. We may terminate at any time the sublicense by Isis to us of the patents and patent applications for which we have maintenance fee and royalty obligations to Isis.

Other Collaborations
      We are a party to seven other collaboration and license arrangements involving the use of our antisense technologies and specified indications. Some of these include:

•	VasGene Therapeutics, Inc. In October 2004, we entered into reciprocal Collaboration and License Agreements with VasGene Therapeutics, Inc. pursuant to which both parties agreed to collaborate on the research and development of VEGF antisense products. We have the right to pursue the treatment of opthalmologic and other non-cancer diseases that are susceptible to treatment based on localized administration under one agreement, and VasGene has the right to pursue the treatment of cancer and other non-ophthalmologic diseases that are susceptible to treatment through systemic administration under the other agreement.

•	Alnylam Pharmaceuticals, Inc. In August 2004, we entered into a Collaboration and License Agreement with Alnylam Pharmaceuticals, Inc. pursuant to which we granted to Alnylam an exclusive license to a series of patents and patent applications relating to the therapeutic use of oligonucleotides that inhibit the production of the protein VEGF. Under the license, Alnylam’s rights are limited to targeting VEGF for ocular indications with RNAi molecules.

•	Aegera Therapeutics Inc. We are a party to an agreement with Aegera Therapeutics, Inc. that relates to the development of an antisense drug targeted to the XIAP gene, a gene which has been implicated in the resistance of cancer cells to chemotherapy. In July 2003, Aegera and we announced that we had selected AEG35156/ GEM640, an antisense oligonucleotide, targeted to the XIAP gene, as the development candidate.

•	Migenix Inc. (formerly Micrologix Biotechnology, Inc.) We are a party to an agreement with Migenix that relates to the development of an antisense drug for the treatment of human papillomavirus.

•	Epigenesis Pharmaceuticals, Inc. We are a party to an agreement with Epigenesis that relates to the development of up to five antisense drugs for the treatment of respiratory disease.

      Under these arrangements, we typically license to our collaborators our chemistries and delivery patents and patent applications on a non-exclusive basis. In consideration for the license and these services, we typically are entitled to receive license fees and are entitled to receive research payments, payments upon achievement of development milestones and royalties on product sales and sublicensing, if earned. The licenses granted under these agreements typically terminate upon the later of the last to expire of the patents licensed under the agreements or a specified number of years after the first commercial sale of products covered by the agreements. These agreements may be terminated by either party upon a material breach. Our collaborators may terminate these agreements at any time upon written notice.
     Other Antisense Licenses
      We are a party to a number of royalty-bearing license agreements under which we have acquired rights to the patents, patent applications and technology of third parties. Our principal antisense license agreement is with University of Massachusetts Medical Center, under which we are the worldwide, exclusive licensee of several U.S. issued patents and pending patent applications owned by the University of Massachusetts Medical Center. Many of these U.S. patents and patent applications have foreign counterparts . The patents licensed to us by the University of Massachusetts Medical Center expire between 2006 and 2019, and the license agreement expires upon the expiration of the last to expire of such patents. Additionally, as part of a 2003 interference resolution, a settlement was made that will enable us to receive a defined percentage of the royalty amounts received by the National Institutes of Health for the sale of a product that is covered by the patent that was the subject of that interference.
      We are also the licensee of other antisense related technologies, including: Louisiana State University (exclusive license covering mdm2 antisense related technologies), Genzyme Corporation (non-exclusive license covering mdm2 antisense related technologies), Integrated DNA Technologies, Inc., (non-exclusive license covering chemical modifications to synthetic DNA), Dr. Yoon S. Cho-Chung (exclusive license covering Protein Kinase A antisense related technologies), and Children’s Hospital Medical Center (exclusive license covering VEGF antisense related technologies).
      Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. In certain cases, we are required to pay a specified percentage of any sublicense income that we may receive. All of these licenses impose various commercialization, sublicensing, insurance and other obligations on us, and our failure to comply with these requirements could result in termination of the licenses. Each of these licenses automatically terminates upon the expiration of the last to expire patent covered by the license.
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
Government Regulation
      The testing, manufacturing, labeling, advertising, promotion, distribution, import, export, and marketing, among other things, of drugs are extensively regulated by governmental authorities in the United States and other countries. In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other laws. Both before and after approval for marketing is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a drug, withdrawal of approval, suspension or withdrawal of an approved product from the market, operating restrictions, warning letters, product recalls, product seizures, injunctions, fines, and the imposition of civil or criminal penalties.
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
      Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of a drug. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. If these issues are unresolved, the FDA may choose to not allow the clinical trials to commence. There is no guarantee that submission of an IND will result in the FDA allowing clinical trials to begin.
      Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Clinical trials are conducted under protocols detailing the objectives of the trials, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed and approved by an independent Institutional Research Board before it can begin. Subjects must provide informed consent for all trials.

•	In Phase 1, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, and pharmacologic action;

•	Phase 2 usually involves controlled trials in a limited patient population to:

•	evaluate preliminarily the efficacy of the drug for specific, targeted conditions,

•	determine dosage tolerance and appropriate dosage, and

•	identify possible adverse effects and safety risks; and

•	Phase 3 trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population with considerations of statistical design and power.
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
Manufacturing
      We were a party to a supply agreement with Avecia Biotechnology, which was formally known as Boston Biosystems Inc., under which we purchased our requirements for oligonucleotide compounds from Avecia at a preferential price, which expired in March 2004. We have continued to purchase all of the oligonucleotides we are using in our ongoing clinical trials and preclinical testing from Avecia. We expect that we will enter into a longer term arrangement with Avecia or new arrangements with other third-party manufacturers to supply us with the oligonucleotide compounds that we need for our research, preclinical, clinical and if we receive approval of a product, commercial supply purposes.
Competition
      We expect that our product candidates will address several different markets defined by the potential indications for which these product candidates are developed and ultimately approved by regulatory authorities. For several of these indications, these product candidates will be competing with products and therapies either currently existing or expected to be developed, including compounds targeting TLR7, TLR8 or TLR9 developed by third parties. Many of these existing products and therapies are marketed by large pharmaceutical companies, have recognized brand names and are widely accepted by physicians and patients.
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

      There are a number of companies, both privately and publicly held, that are conducting research and development, preclinical and clinical and commercial activities relating to technologies and products that are similar to our technologies and products, including large pharmaceutical companies with programs in CpG DNA compounds that have a similar mechanism of action as our IMO compounds. Our principal competitors include Coley Pharmaceutical Group, Dynavax Technologies Corp, Anadys Pharmaceutical, Inc. and 3M.
      The primary indications for which we are developing our IMO compounds are cancer, allergy and respiratory diseases and infectious diseases. None of our competitors is currently marketing any compounds targeting to TLR7, TLR8 or TLR9 for cancer, allergy and respiratory diseases or infectious diseases, except 3M. However, our competitors are developing a number of product candidates for cancer, allergy and respiratory diseases and infectious diseases that are currently in clinical trials.

•	Dynavax has CpG DNA compounds in clinical trials for multiple indications. These indications include the treatment of cancer, asthma/allergy and infectious disease.

•	Coley and its collaborators have CpG DNA compounds in clinical trials for multiple indications. These indications include treatment of cancer, asthma/allergy, biowarfare and infectious disease. Coley has licensed oncology applications to Pfizer, who has announced plans to conduct two Phase 3 clinical trials in non-small cell lung cancer patients.

•	Anadys has small molecule compounds that activate TLR7 that are currently in human clinical trials for various indications and is collaborating with Novartis for the treatment of infectious diseases.

•	3M is marketing the product Aldara cream which is a small molecule TLR7 agonist for the treatment of basal cell carcinoma and genital warts.
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
Employees
      As of March 1, 2006, we employed 27 individuals full-time, including 19 employees in research and development. Thirteen of our employees hold a doctoral degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.
Information Available on the Internet
      Our internet address is www.iderapharma.com. The contents of our website are not part of this Annual Report of Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

Item 1A.	Risk factors
RISK FACTORS
      Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
      We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of December 31, 2005, we had incurred operating losses of approximately $313.0 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
      We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, together with the $8.9 million in net proceeds that we raised in March 2006 through the sale of common stock and warrants less $0.9 million in direct expenses associated with the financing commitment discussed below, will be sufficient to fund our operations through January 2007. In March 2006, we secured a commitment from an investor to purchase up to $9.8 million of our common stock upon drawdowns made at our discretion. Our ability to access this commitment and sell common stock to such investor is subject to stockholder approval of an increase in the number of authorized shares of common stock, which we plan to seek at our annual meeting of stockholders in June 2006, and the effectiveness of a registration statement covering the resale of the shares to be sold. If we are able to make drawdowns under this commitment and sell the full $9.8 million of common stock under it, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through mid 2007.
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

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the success of our lead drug candidate, IMO-2055, which is in clinical development. If we are unable to commercialize this product, or experience significant delays in doing so, our business will be materially harmed.
      We are investing a significant portion of our time and financial resources in the development of our lead drug candidate, IMO-2055. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of this product. The commercial success of this product will depend on several factors, including the following:

•	acceptable safety profile during the trial and during commercial use;

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third party payors.
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
      The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. The statistical design of our ongoing Phase 2 clinical trial of IMO-2055 in renal cell carcinoma was originally based on patients who had already failed one course of therapy, whom we refer to as second-line patients. As of October 2005, our enrollment of second-line patients was less than anticipated, whereas the enrollment of treatment-naïve patients was more than expected. As a result, the trial protocol was amended in October 2005 to accommodate statistical endpoints for both treatment-naïve and second-line patients, thus extending the completion of the trial beyond the time we expected. Patient accrual is a function of many factors, including:

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
      The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our product candidates in the therapeutic effect these competitive products have on diseases targeted by our product candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved Sutent® and Nexavar® for use in renal cell carcinoma, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Two of our competitors are currently evaluating TLR9 agonists in Phase 3 clinical trials.
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
      The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. The FDA has not granted marketing approval to any products based on IMO technology or TLR9 agonists and no such products are currently being marketed. The FDA has also approved a small molecule against TLR7 which 3M Pharmaceuticals is selling under the name Aldara cream for the treatment of genital warts, basal cell carcinoma and actinic keratosis. As a result, it may be more difficult for us to achieve regulatory approval or market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

Competition for technical and management personnel is intense in our industry, and we may not be able to sustain our operations or grow if we are unable to attract and retain key personnel.
      Our success is highly dependent on the retention of principal members of our technical and management staff, including Sudhir Agrawal and Robert Karr. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Karr serves as our President. Dr. Agrawal has made significant contributions to the field of antisense technology, and has led the development of IMO Technology. He is named as an inventor on over 230 patents and patent applications worldwide. Dr. Karr has extensive experience in the pharmaceutical industry. Drs. Agrawal and Karr provide us the leadership for management, research and development activities. The loss of either Dr. Agrawal’s or Dr. Karr’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
      We are a party to an employment agreement with Dr. Agrawal for a term ending on October 19, 2008, subject to annual renewals. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
      We are a party to an employment agreement with Dr. Karr for a term ending on December 5, 2007, subject to annual renewals. This agreement may be terminated by us or Dr. Karr for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Karr.
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
      All of the products that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. In 1997, we determined not to continue clinical development of GEM91, our lead product candidate at the time. Currently, we are conducting clinical trials of IMO-2055.
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
      In general, submission of materials requesting permission to conduct clinical trials may not result in authorization by the FDA or any equivalent foreign regulatory agency to commence clinical trials. Further, permission to continue ongoing trials may be withdrawn by the FDA or other regulatory agency at any time after initiation, based on new information available after the initial authorization to commence clinical trials. In addition, submission of an application for marketing approval to the relevant regulatory agency following completion of clinical trials may not result in the regulatory agency approving the application if applicable regulatory criteria are not satisfied, and may result in the regulatory agency requiring additional testing or information.
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
      Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful. In May 2005, we entered into collaborative arrangements with Novartis involving our IMO technology for application in asthma and allergies. Previous collaborative arrangements to which we were a party with F. Hoffmann-La Roche and G.D. Searle & Co., involving our antisense technology, were terminated prior to the development of any product. The failure of any of our collaborative relationships could delay our drug development or impair commercialization of our products.

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
      We are party to seven royalty-bearing license agreements in the field of antisense technology under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.
      There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, 2003, and 2005, we became involved in two interference proceedings declared by the United States Patent and Trademark Office, or USPTO, for certain of our antisense and ribozyme patents. All of these interferences have since been resolved. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.
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
      We purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology at a preferential price under a supply agreement, which expired in March 2004. We have continued to purchase all of the oligonucleotides we are using in our ongoing clinical trials and preclinical testing from Avecia. The terms of the agreement have been extended until such time as a new agreement is negotiated. If Avecia determines not to accept any purchase order for oligonucleotides or we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired.

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
      Our stock price has been volatile. During the period from January 1, 2003 to February 28, 2006, the closing sales price of our common stock ranged from a high of $1.69 per share to a low of $0.41 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We lease approximately 26,000 square feet of laboratory and office space, including 6,000 square feet of specialized preclinical lab space, in Cambridge, Massachusetts under a lease that expires April 30, 2007. We believe these facilities are adequate to accommodate our needs for the next year. In 2006, we expect to look for a new facility to lease and if no satisfactory space is located we plan to seek to renegotiate the lease of our current facility.

Item 3.	Legal Proceedings
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers and Key Employees of Idera Pharmaceuticals
      The following table sets forth the names, ages and positions of our executive officers and other key employees as of March 1, 2006:

Name	Age	Position

Sudhir Agrawal, D. Phil	52	Chief Executive Officer, Chief Scientific Officer and Director
Robert W. Karr, M.D.	57	President and Director
Robert G. Andersen	55	Chief Financial Officer, Vice President of Operations, Treasurer and Secretary
Timothy M. Sullivan, Ph.D.	51	Vice President of Development Programs
      Dr. Sudhir Agrawal is our Chief Executive Officer and Chief Scientific Officer. He joined us in 1990 and has served as our Chief Scientific Officer since January 1993, our Senior Vice President of Discovery since March 1994, our President from February 2000 to October 2005, a director since March 1993 and our Chief Executive Officer since August 2004. Prior to his appointment as Chief Scientific Officer, he served as our

Principal Research Scientist from February 1990 to January 1993 and as our Vice President of Discovery from December 1991 to January 1993. He served as Acting Chief Executive Officer from February 2000 until September 2001. Prior to joining us, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation for Experimental Biology from 1987 through 1991 and at the Medical Research Council’s Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986. Dr. Agrawal received a D. Phil. in chemistry in 1980 from Allahabad University in India. He has authored more than 260 research papers and reviews. He is a member of the editorial board of several scientific journals. Dr. Agrawal is the co-author of more than 230 patents worldwide.
      Dr. Robert W. Karr, M.D. is our President. He was appointed a member of our Board of Directors in June 2005 and became our President in December 2005. From June 2000 through December 2004, Dr. Karr was a senior executive for Global Research & Development for Pfizer, Inc., a pharmaceutical company, where he served as Senior Vice President, Strategic Management from 2003-2004. Prior to its merger with Pfizer, Dr. Karr served as Vice President, Research & Development Strategy for Warner-Lambert Company, a pharmaceutical company. He currently serves on the Board of Directors of GTx, Inc., a biotechnology company. Dr. Karr received his B.S. with honors from Southwestern University in 1971 and his M.D. from the University of Texas Medical Branch in 1975. Dr. Karr completed his internship and residency in internal medicine at Washington University School of Medicine and served as a faculty member at both the University of Iowa College of Medicine and Washington University School of Medicine.
      Robert G. Andersen is our Chief Financial Officer and Vice President of Operations. He joined us in November 1996 as Vice President of Systems Engineering and Management Information Systems and has served as our Vice President of Operations and Planning since 1997, our Treasurer since March 1998 and our Chief Financial Officer since February 2000. Prior to joining us, Mr. Andersen held a variety of management positions at Digital Equipment Corporation from 1986 to 1996, most recently as Group Manager of the Applied Objects Business Unit. From 1978 to 1986, Mr. Andersen held technical management positions at United Technologies Corporation, most recently as Director of Quality for Otis Elevator Company’s European Operations based in Paris, France and Worldwide Director of Controls for Otis Group. Mr. Andersen received an M.S. in Management from Northeastern University in 1978 and his B.E.E. magna cum laude in Electrical Engineering from The City College of New York in 1972. He is also a graduate of the United Technologies Advanced Studies Program.
      Dr. Timothy Sullivan is our Vice President of Development Programs. He joined us in 2002 as Senior Director, Preclinical Drug Development. His prior professional experience includes positions as Executive Director of Non-clinical Drug Safety Evaluation for Purdue Pharma L.P. from 1999 to 2002 and Vice President of Eastern Operations for Oread, Inc., a contract drug development organization, from 1997 to 1999. Prior to 1997, Dr. Sullivan held a variety of technical management roles with other pharmaceutical companies and contract research organizations (Adria, Battelle, Roma Toxicology Centre), and in veterinary medicine (International Minerals & Chemical). Dr. Sullivan brings broad expertise in the design, execution, and application of drug development programs. Dr. Sullivan earned his B.S. in Microbiology from Michigan State University in 1975. His graduate studies were at Purdue University, where he earned a M.S. degree in Health Physics in 1978 and a Ph.D. in Toxicology in 1981.

PART II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      On September 12, 2005, we changed our name from Hybridon, Inc. to Idera Pharmaceuticals, Inc. On September 13, 2005, Idera’s American Stock Exchange ticker symbol changed from “HBY” to “IDP”.
      The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the American Stock Exchange. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2005
First Quarter	$1.15	$0.45
Second Quarter	0.83	0.51
Third Quarter	0.72	0.43
Fourth Quarter	0.84	0.50
2004
First Quarter	$1.51	$0.92
Second Quarter	1.10	0.51
Third Quarter	0.69	0.36
Fourth Quarter	0.68	0.40
      The number of common stockholders of record on March 1, 2006 was 415.
      We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
      Since December 4, 2003, our series A convertible preferred stock has paid dividends at 1.0% per year, payable semi-annually in arrears. We may pay these dividends either in cash or in additional shares of series A convertible preferred stock, at our discretion.
Sales of Unregistered Securities
      Sales by us during 2005 of securities that were not registered under the Securities Act of 1933, as amended, consist of:

•	On December 15, 2005, we issued 75,143 shares of common stock in lieu of $43,359 in interest due to holders of our 4% convertible subordinated notes payable. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S under the Securities Act.

•	On December 22, 2005, we issued 84,561 shares of common stock in lieu of $48,794 in interest due to Optima Life Sciences Ltd., or Optima, in interest due on our 4% Notes held by Optima. Mr. Youssef El Zein is one of our directors and he is also a director of Optima. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S under the Securities Act.

Item 6.	Selected Financial Data
      The following selected financial data are derived from the consolidated financial statements of Idera Pharmaceuticals, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Alliance revenue(1)	$2,467	$942	$897	$29,606	$1,122

Operating expenses:
Research and development	12,687	10,305	10,817	7,877	4,868
General and administrative	3,503	4,273	6,924	7,054	5,051
Stock-based compensation from repriced options	100	(713)	543	(1,297)	1,762

Total operating expenses	16,290	13,865	18,284	13,634	11,681

(Loss) income from operations	(13,823)	(12,923)	(17,387)	15,972	(10,559)
Other income (expense):
Investment income, net	369	217	190	650	577
Interest expense	(252)	(29)	(118)	(150)	(1,319)
Loss on conversion of 8% convertible subordinated notes payable	—	—	—	—	(1,412)
Gain on sale of securities, net	—	—	104	—	5,217

(Loss) income from continuing operations	(13,706)	(12,735)	(17,211)	16,472	(7,496)
Income from discontinued operations(2)	—	—	—	—	2,663

(Loss) income before income taxes	(13,706)	(12,735)	(17,211)	16,472	(4,833)
Income tax benefit (provision)	—	—	—	500	(500)

Net (loss) income	(13,706)	(12,735)	(17,211)	16,972	(5,333)
Accretion of preferred stock dividend	—	(2,676)	(5,529)	(4,246)	(8,342)

Net (loss) income applicable to common stockholders	$(13,706)	$(15,411)	$(22,740)	$12,726	$(13,675)

Basic net (loss) income per common share from:
Continuing operations	$(0.12)	$(0.13)	$(0.34)	$0.36	$(0.26)
Discontinued operations	—	—	—	—	0.09

Net (loss) income per share	(0.12)	(0.13)	(0.34)	0.36	(0.17)
Accretion of preferred stock dividends	—	(0.03)	(0.11)	(0.09)	(0.27)

Net (loss) income per share applicable to common stockholders	$(0.12)	$(0.16)	$(0.45)	$0.27	$(0.44)

Diluted net (loss) income per common share from:
Continuing operations	$(0.12)	$(0.13)	$(0.34)	$0.32	$(0.26)
Discontinued operations	—	—	—	—	0.09

Net (loss) income per share	(0.12)	(0.13)	(0.34)	0.32	(0.17)
Accretion of preferred stock dividends	—	(0.03)	(0.11)	(0.08)	(0.27)

Net (loss) income per share applicable to common stockholders	$(0.12)	$(0.16)	$(0.45)	$0.24	$(0.44)

Shares used in computing basic net (loss) income per common share(3)	111,087	98,914	51,053	46,879	30,820

Shares used in computing diluted net (loss) income per common share(3)	111,087	98,914	51,053	52,984	30,820

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,376	$14,413	$13,668	$19,175	$31,834
Working capital	4,998	13,181	10,740	17,638	27,259
Total assets	9,989	15,391	14,410	21,249	32,309
Capital lease obligations, current portion	7	—	—	34	—
4% convertible subordinated notes payable	5,033	—	—	—	—
9% convertible subordinated notes payable	—	—	1,306	1,306	1,306
8% convertible subordinated notes payable	—	—	—	—	288
Series A convertible preferred stock	—	—	5	7	6
Accumulated deficit	(313,000)	(299,294)	(283,883)	(261,143)	(273,868)
Total stockholders’ (deficit) equity	(335)	12,769	10,526	17,444	(33)

(1)	2002 alliance revenue includes approximately $29.5 million related to the collaboration and license agreement with Isis Pharmaceuticals, Inc.

(2)	Consolidated financial statements reflect the financial results of our Hybridon Specialty Products Division as a discontinued operation for the year ended December 31, 2001. Reported revenues, expenses and cash flows exclude the operating results of discontinued operations.

(3)	Computed on the basis described in Note 11 of notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Quarterly Operating Results (Unaudited)
      The following table presents the unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2005. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2005	2005	2005	2005	2004	2004	2004	2004

	(In thousands, except per share data)
Statement of Operations Data:
Alliance revenues	$1,441	$544	$311	$171	$131	$78	$88	$645
Operating expenses:
Research and development	4,457	2,580	3,052	2,599	2,349	2,610	2,541	2,805
General and administrative	919	793	1,013	778	801	1,550	1,025	897
Stock-based compensation from repriced options	(50)	120	(55)	83	(121)	(18)	(257)	(317)

Total operating expenses	5,326	3,493	4,010	3,460	3,029	4,142	3,309	3,385

Loss from operations	(3,885)	(2,949)	(3,699)	(3,289)	(2,898)	(4,064)	(3,221)	(2,740)
Investment income	113	107	83	66	74	57	50	36
Interest expense	(107)	(108)	(37)	—	—	—	—	(29)

Net loss	(3,879)	(2,950)	(3,653)	(3,223)	(2,824)	(4,007)	(3,171)	(2,733)
Accretion of preferred stock dividend	(1)	—	—	—	—	—	—	(2,676)

Net loss applicable to common stockholders	$(3,880)	$(2,950)	$(3,653)	$(3,223)	$(2,824)	$(4,007)	$(3,171)	$(5,409)

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.04)	$(0.03)	$(0.07)

Shares used in computing basic and diluted loss per common share(1)	111,219	111,115	111,045	110,967	110,911	105,301	98,269	80,972

(1)	Computed on the basis described in Note 11 of notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We have developed proprietary DNA-and RNA-based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. We believe that these immune modulatory oligonucleotide, or IMOtm, compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. IMO-2055, our lead drug candidate, is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. We have selected another TLR9 agonist, IMO-2125, as a lead compound for infectious diseases. We are also collaborating with Novartis to develop treatments for asthma and allergies using other of our TLR9 agonist compounds. Our IMO compounds targeted to TLR7 and TLR8 are in the discovery stage.
      Since 2003, we have devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue that focus in future years. Although we were a pioneer in the development of antisense technology and are the owner or licensee of over 500 patents and patent applications in this area, we are no longer developing our antisense technologies in-house and continue to seek additional collaborators to develop our antisense technologies externally.
      We have incurred total losses of $313.0 million through December 31, 2005 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2006, we expect that our research and development expenses will be higher than those in 2005 as we continue to advance IMO-2055 through clinical development.
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
      Our significant accounting policies are described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting estimates. We believe that our accounting policies relating to revenue recognition fit the description of critical accounting estimates.

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
      We recognize license fees and other upfront fees, not specifically tied to a separate earnings process, ratably over the term of the contract or the term in which we must fulfill an obligation to aid in the research or use of the licensed technology.
      We recognize service and research and development revenue when the services are performed.
      For payments that are specifically associated with a separate earnings process, we recognize revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.
Results of Operations
Years ended December 31, 2005, 2004 and 2003

Revenues
      Total revenues increased by $1.6 million, or 162%, from $0.9 million in 2004 to $2.5 million in 2005. Total revenues remained fairly constant at $0.9 million for both 2003 and 2004. The difference in revenues between 2005 and 2004 was primarily due to license fees and reimbursed third party expenses we recognized under our collaboration agreement entered into in May 2005 with Novartis. In July 2005, we received from Novartis the $4.0 million upfront fee under the Novartis agreement. Of this $4.0 million, we recognized $1.2 million as revenue in 2005 with the balance being recorded in deferred revenue. Our revenues for 2005, 2004 and 2003 were comprised of payments under various collaboration and licensing agreements for research and development, including reimbursement of third party expenses, and as license fees, sublicense fees, and royalty payments. Revenues for 2004 and 2003 also included milestone payments.

Research and Development Expenses
      Research and development expenses increased by approximately $2.4 million, or 23%, from $10.3 million in 2004 to $12.7 million in 2005 and decreased by approximately $0.5 million, or 5%, from $10.8 million in 2003 to $10.3 million in 2004. The increase in 2005 was primarily attributable to (1) costs associated with our Phase 2 clinical trial of IMO-2055, (2) studies leading to the selection of a second lead compound IMO-2125, and (3) manufacturing of IMO-2125. The year 2005 also included costs associated with our collaboration with Novartis. The decrease between 2003 and 2004 was primarily attributable to a decrease in spending on GEM231 and lower salary expenses due to the retirement of one of our officers and a decrease in bonus awards. These decreases were partially offset by an increase in our IMO-2055 manufacturing and clinical related study costs in 2004.
      Our current research and development efforts relate primarily to IMO-2055. In 2005, 2004 and 2003, we incurred approximately $3.9, $2.5 and $2.3 million, respectively, in direct expenses in connection with developing IMO-2055. These expenses reflected payments to independent contractors and vendors for clinical and preclinical studies and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, or “second-line” patients, into the first stage of the trial. We also expected to enroll in the first stage of the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. On October 19, 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the FDA a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we are now seeking to enroll up to 92 patients in the first stage of the trial and we plan to continue patient recruitment into the first half of 2006.
      On October 26, 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly and Company as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We are seeking to enroll 12 to 18 refractory solid tumor patients in the Phase 1 portion of the trial to evaluate the safety of the combination. If successful, we plan to use Phase 1 data for dose selection for the subsequent Phase 2 portion of the trial as first line treatment of non-small cell lung cancer patients.
      Because our IMO-2055 development and our other research and development programs are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.

General and Administrative Expenses
      General and administrative expenses decreased by approximately $0.8 million, or 18%, from $4.3 million in 2004 to $3.5 million in 2005 and decreased by approximately $2.6 million, or 38%, from $6.9 million in 2003 to $4.3 million in 2004. General and administrative expenses consisted primarily of salary expense, consulting fees and professional legal fees associated with our regulatory filing requirements and business development. These costs were generally consistent from period to period.
      The $2.6 million decrease in 2004 from 2003 primarily reflects the one-time expense for the $1.9 million premium paid in repurchasing shares of our common stock in 2003 and other consulting and professional fees related to the repurchase of our common stock in 2003. The 2004 decrease also reflects a decrease in legal expenses due mainly to the winding down of a patent interference proceeding conducted in 2003. The resignation of our former Chief Executive Officer in 2004 resulted in a $0.7 million charge which was the primary reason for the $0.8 million decrease in 2005, as compared to 2004, and partially offset the 2004 decreases mentioned above, as compared to 2003.

Stock-Based Compensation
      As a result of our repricing of stock options in September 1999, some of our outstanding stock options have been subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. In 2005, we incurred stock-based compensation expense of $0.1 million in operating results, which resulted from an increase in the intrinsic value of these options. We recorded a credit to operating results of approximately $0.7 million in 2004 as a result of a decrease in the intrinsic value of these options. In 2003, we incurred stock-based compensation expense of $0.5 million in operating results, which resulted from an increase in the intrinsic value of these options.
      As explained in Note 2(l) to the financial statements included in this annual report, on January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Pursuant to

SFAS No. 123(R), the Statement of Operations will no longer include the effects of marking repriced options to market. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in a prior period, the impact of applying that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2(j) to the financial statements included in this annual report, adjusted for estimated forfeitures, if any.

Investment Income, net
      Investment income increased by approximately $0.2 million from $0.2 million in 2004 to $0.4 million in 2005 and remained relatively constant at approximately $0.2 million in 2003 and $0.2 million in 2004. The increase from 2004 to 2005 is primarily attributable to higher interest rates.

Interest Expense
      Interest expense increased by approximately $223,000 from $29,000 in 2004 to $252,000 in 2005 and decreased by $89,000 from $118,000 in 2003 to $29,000 in 2004. The increase in 2005 consisted of interest on our 4% notes issued in May 2005 and amortization of deferred financing costs associated with these notes. The interest in 2004 and 2003 related to our 9% notes. The decrease from 2003 to 2004 resulted from our 9% notes maturing on April 1, 2004. Upon the maturity of those notes, we paid $1.3 million to the investors, representing the outstanding principal amount of our 9% notes, plus accrued interest.

Gain on Sale of Securities, net
      The $104,000 gain on the sale of securities in 2003 represents a gain on the sale of shares of Migenix common stock that were received as payment under our agreement with Migenix. There were no gains on sales of securities during 2005 and 2004.

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

      The preferred stock dividends for each of the three years ended December 31, 2005 were as follows:

	Preferred Stock Dividends

	2005	2004	2003

Accretion of dividends expected to be paid on Series A Preferred Stock	$656	$503	$3,402,856
Accretion of dividend that would have been paid on April 1, 2004 and reversal since preferred shares were converted in January and February 2004	—	(570,000)	570,000
Market value of 25% additional shares issued upon conversion	—	3,245,492	1,556,000

Total preferred stock dividend	$656	$2,675,995	$5,528,856

      As shown above, the value of the 25% additional shares issued during the special preferred stock conversion periods is recorded as an addition to dividends in the statement of operations during 2004 of $3.2 million and during 2003 of $1.6 million. As a result of the amendment to our Certificate of Incorporation and the series A convertible preferred stock conversions, the preferred stock liquidation preference was reduced from $73.1 million at December 3, 2003 to $0.5 million at December 31, 2003 and $655 at December 31, 2004 and 2005.
      All preferred stock dividends are payable, at our election, either in cash or shares of series A convertible preferred stock.

Net Operating Loss Carryforwards
      As of December 31, 2005, we had cumulative net operating losses of approximately $266.7 million and tax credit carryforwards of approximately $4.7 million. The Tax Reform Act of 1986 contains provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. We have completed several financings since the effective date of the Tax Act, which, as of December 31, 2005, have resulted in ownership changes, as defined under the Tax Act, which will limit our ability to utilize all of our available net operating loss and tax credit carryforwards in the future. We have not prepared an analysis to determine the effect of the ownership change limitation on our ability to utilize our net operating losses and tax credit carryforwards.
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
      In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $0.44 per share 22,159,092 shares of common stock and warrants to purchase 16,619,319 shares of common stock. The warrants to purchase common stock have an exercise price of $0.65 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, we may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15 day period preceding the notice. We may exercise our right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, total approximately $8.9 million. We are required to file a registration statement covering the common stock and the common stock issuable upon exercise of the warrants and to use our best efforts to make the registration statement effective.
      In March 2006, we secured a commitment from an investor to purchase up to $9.8 million of our common stock between June 24, 2006 and December 31, 2006. We may require the investor to purchase in up to three drawdowns, which shall be made at our discretion, up to $9.8 million of newly-issued shares of our common stock at a price that is equal to the greater of 80% of the volume weighted average closing price during a five day pricing period preceding the date that we notify the investor of the sale and a floor price of $0.64 per share. Our ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that we may drawdown up to $2,500,000 prior to such registration statement being declared effective, and (ii) stockholder approval of an increase in our authorized common stock, which we expect to seek at our 2006 annual meeting of stockholders. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 15,234,375 shares of common stock could be issued under the commitment. We are not obligated to sell any of the $9.8 million of common stock available under the commitment and there are no minimum commitments or minimum use penalties. The commitment does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the commitment amount to approximately $0.9 million. If we elect to sell the entire $9.8 million of our common stock pursuant to the commitment, the net proceeds to us, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, we issued warrants to the investor to purchase 6,093,750 shares of our common stock at an exercise price of $0.74 per share. The warrants are exercisable by cash payment only. The warrants are exercisable beginning on September 24, 2006. The warrants expire if not exercised by September 24, 2011. On or after March 24, 2010, we may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. We may exercise our right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants.
      In May 2005, we issued approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 to overseas investors. Interest on the 4% convertible subordinated notes was payable in arrears on December 15, 2005 for the period from issuance to that date, and thereafter semi-annually on April 30 and October 30 and at maturity or upon conversion. We have the option to pay interest on the 4% convertible subordinated notes in cash or in shares of common stock at the then current market value of the common stock. In December 2005, we issued 159,704 shares of common stock as interest based on the market value of our common stock at the time. Holders of the 4% Notes may convert, at any time prior to maturity, the principal amount of the 4% Notes (or any portion thereof) into shares of our common stock at a conversion price of $0.89 per share. We may cause the principal amount of the 4% Notes to be converted into shares of our common stock at the then current conversion price at any time prior to May 24, 2006 if the volume weighted average of the closing sales prices of our common stock for 10 consecutive trading days is equal to at least $1.78 per share or at any time on or after May 24, 2006 if the volume weighted average of the closing sales prices of our common stock for 10 consecutive trading days is equal to at least $1.12 per share. If we conduct a financing resulting in greater than $10.0 million in gross proceeds, we may elect to convert the 4% Notes into shares of our common stock at the then current conversion price if the purchase price paid by the new investors in the financing (on a common stock equivalent basis) is greater than the then current conversion price of the 4% Notes. Holders of the 4% Notes may demand that we redeem the 4% Notes upon a change in control, a merger with an independent company, or a change in our listing status. The net proceeds from the offering totaled approximately $4.6 million.
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
      In May 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical, Ltd. to discover, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid us a $4.0 million license fee in July 2005.

Cash Flows
      As of December 31, 2005, we had approximately $8.4 million in cash and cash equivalents and investments, a net decrease of approximately $6.0 million from December 31, 2004. We used $10.5 million of cash in operating activities during 2005, principally to fund our research and development expenses and our general and administrative expenses. The $10.5 million primarily consists of our $13.7 million net loss for the period, as adjusted for the $2.7 million increase in deferred revenue which primarily reflects the unamortized part of the upfront license fee from Novartis and for non-cash expenses including interest, depreciation, amortization and stock-based compensation.
      The net cash provided by investing activities during 2005 of $1.8 million reflects our purchase of approximately $19.9 million in securities offset by our sale of $16.9 million of securities and the proceeds of approximately $5.0 million from securities that matured in 2005. The net cash provided by investing activities also reflects our 2005 purchases of laboratory equipment.
      The net cash provided by financing activities during 2005, reflects the approximately $5.0 million in net proceeds that we received from the issuance of our 4% notes offset by the expenses associated with their issuance. The net cash provided by financing also reflects $0.1 million in proceeds received from the exercise of stock options.

Funding Requirements
      We have incurred operating losses in most fiscal years and had an accumulated deficit of $313.0 million at December 31, 2005. We had cash, cash equivalents and short-term investments of $8.4 million at December 31, 2005. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, together with the $8.9 million in net proceeds that we raised in March 2006 through the sale of common stock and warrants, less $0.9 million in direct expenses associated with the commitment discussed below, will be sufficient to fund our operations through January 2007. In addition, in March 2006, we entered into an agreement with an investor under which the investor agreed to purchase up to $9.8 million of our common stock upon drawdowns made at our discretion. Our ability to access this commitment and sell common stock to such investor is subject to stockholder approval of an increase in the number of authorized shares of common stock, which we plan to seek at our annual meeting of stockholders in June 2006, and the effectiveness of a registration statement covering the resale of the shares to be sold. If we are able to access the commitment and sell the full $9.8 million under it, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through mid 2007.
      We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond January 2007, or mid-2007 if we drawdown all of the funds pursuant to the commitment, we must raise additional funds in 2006 from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. If we do utilize our commitment, we expect to continue to pursue our clinical and preclinical development programs and continue operations through mid 2007. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.
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

Contractual Obligations
      As of December 31, 2005, our contractual obligations were as follows:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 year	1-3 years

Lease Commitments	$815,000	$611,000	$204,000
Employment Agreements	2,470,000	1,329,000	1,141,000
Consulting & Collaboration Agreements	253,000	253,000	—

Total	$3,538,000	$2,193,000	$1,345,000

      Our only material lease commitment relates to our facility in Cambridge, Massachusetts. Under our license agreements, we are obligated to make milestone payments upon achieving specified milestones and to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table. We may make material leasehold improvement expenditures in 2006 dependant upon whether or not we decide to locate to a new facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Historically, our primary exposures have been related to nondollar-denominated operating expenses in Europe. As of December 31, 2005, we have no assets and liabilities related to nondollar-denominated currencies.
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
      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      (b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.

PART III.
      The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2006.

Item 10.	Directors and Executive Officers of Idera Pharmaceuticals
      The response to this item is contained under the following captions in the 2006 Proxy Statement: “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees”, which sections are incorporated herein by reference. See Part I of this Annual Report on 10-K under the caption “Executive Officers and Key Employees of Idera Pharmaceuticals.”
      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website which is located at www.iderapharma.com.

Item 11.	Executive Compensation
      The response to this item is contained in the 2006 Proxy Statement under the captions: “Certain Transactions,” and “Director Compensation” and “Executive Compensation”, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this item is contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item is contained in the 2006 Proxy Statement under the captions “Certain Transactions,” and “Director Compensation”, which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The response to this item is contained in the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2006.

Idera Pharmaceuticals, Inc.

By:	/s/ Sudhir Agrawal

Sudhir Agrawal
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Wyngaarden James B. Wyngaarden, M.D.	Chairman of the Board of Directors	March 27, 2006

/s/ Sudhir Agrawal Sudhir Agrawal, D. Phil	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ Robert W. Karr Robert W. Karr, M.D.	President and Director	March 27, 2006

/s/ Robert G. Andersen Robert G. Andersen	Chief Financial Officer and Vice President of Operations, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 27, 2006

/s/ Youssef El-Zein Youssef El-Zein	Director	March 27, 2006

/s/ C. Keith Hartley C. Keith Hartley	Director	March 27, 2006

/s/ William S. Reardon William S. Reardon, C.P.A.	Director	March 27, 2006

/s/ Alison Taunton-Rigby Alison Taunton-Rigby, Ph.D., OBE	Director	March 27, 2006

/s/ Paul C. Zamecnik Paul C. Zamecnik, M.D.	Director	March 27, 2006

IDERA PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS
December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.
      We have audited the accompanying consolidated balance sheets of Idera Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Idera Pharmaceuticals, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2006, except for Notes 1 and 16
as to which the date is March 24, 2006

IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS

		Pro Forma
	December 31,	December 31,	December 31,
	2005	2005	2004

		Note 16
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$984,766	$9,034,766	$5,021,860
Short-term investments	7,390,903	7,390,903	9,391,140
Receivables	175,905	175,905	293,113
Prepaid expenses and other current assets	498,347	498,347	333,316

Total current assets	9,049,921	17,099,921	15,039,429
Property and equipment, net	418,684	418,684	351,791
Deferred financing costs	520,692	520,692	—

Total Assets	$9,989,297	$18,039,297	$15,391,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536,371	$536,371	$354,736
Accrued expenses	1,338,048	1,338,048	1,332,150
Current portion of capital lease	6,519	6,519	—
Current portion of deferred revenue	2,171,287	2,171,287	171,287

Total current liabilities	4,052,225	4,052,225	1,858,173
Non-current portion of accrued expenses	—	—	240,000
Long term 4% convertible notes payable	5,032,750	5,032,750	—
Capital lease	10,321	10,321	—
Deferred revenue, net of current portion	1,229,451	1,229,451	523,655
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 at December 31, 2005 and 2004, respectively
Liquidation value — $655 at December 31, 2005	7	7	7
Common stock, $0.001 par value
Authorized — 200,000,000 and 185,000,000 shares at December 31, 2005 and 2004, respectively
Issued and outstanding — 111,421,051, 133,580,143 and 110,931,529 shares at December 31, 2005 actual, December 31, 2005 pro forma and December 31, 2004 actual, respectively	111,421	133,580	110,932
Additional paid-in capital	312,632,499	320,660,340	311,988,467
Accumulated deficit	(313,000,200)	(313,000,200)	(299,293,785)
Accumulated other comprehensive loss	(11,341)	(11,341)	(14,989)
Deferred compensation	(67,836)	(67,836)	(21,240)

Total stockholders’ (deficit) equity	(335,450)	7,714,550	12,769,392

Total Liabilities and Stockholders’ (Deficit) Equity	$9,989,297	$18,039,297	$15,391,220

The accompanying notes are an integral part of these consolidated financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

Alliance revenue	$2,467,021	$942,598	$896,572
Operating expenses:
Research and development	12,687,562	10,305,292	10,817,288
General and administrative	3,502,680	4,273,009	6,923,899
Stock-based compensation from repriced options (1)	99,721	(713,074)	542,666

Total operating expenses	16,289,963	13,865,227	18,283,853

Loss from operations	(13,822,942)	(12,922,629)	(17,387,281)
Other income (expense):
Investment income, net	369,245	217,064	190,178
Interest expense	(252,062)	(29,385)	(117,540)
Gain on sale of securities, net	—	—	103,585

Net loss	(13,705,759)	(12,734,950)	(17,211,058)
Accretion of preferred stock dividends	(656)	(2,675,995)	(5,528,856)

Net loss applicable to common stockholders	$(13,706,415)	$(15,410,945)	$(22,739,914)

Basic and diluted net loss per share	$(0.12)	$(0.13)	$(0.34)

Basic and diluted net loss per share applicable to common stockholders	$(0.12)	$(0.16)	$(0.45)

Shares used in computing basic and diluted net loss per common share	111,087,058	98,913,927	51,053,415

(1) The following summarizes the allocation of stock based compensation from repriced options Research and development	$71,192	$(516,809)	$403,310
General and administrative	28,529	(196,265)	139,356

Total	$99,721	$(713,074)	$542,666

The accompanying notes are an integral part of these consolidated financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A
	Convertible
	Preferred Stock

			Common Stock				Accumulated		Total
	Number				Additional		Other		Stockholders’
	of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Deferred	Equity
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Compensation	(Deficit)

Balance, December 31, 2002	678,362	$6,784	47,944,857	$47,945	$278,578,678	$(261,142,926)	$(1,944)	$(44,407)	$17,444,130
Sale of common stock	—	—	20,053,022	20,053	13,031,797	—	—	—	13,051,850
Repurchase of common stock	—	—	(4,643,034)	(4,643)	(3,477,632)	—	—	—	(3,482,275)
Exercise of common stock options and warrants	—	—	173,860	174	91,963	—	—	—	92,137
Issuance of stock options and stock for services	—	—	75,882	76	82,288	—	—	—	82,364
Amortization of deferred compensation	—	—	—	—	—	—	—	7,045	7,045
Preferred stock dividends	44,777	447	—	—	5,528,409	(5,528,856)	—	—	—
Conversion of preferred into common stock	(233,934)	(2,339)	6,877,983	6,878	(4,539)	—	—	—	—
Stock-based compensation from repriced options	—	—	—	—	542,666	—	—	—	542,666
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	(1,051)	—	(1,051)
Net loss	—	—	—	—	—	(17,211,058)	—	—	(17,211,058)
Total comprehensive loss	—	—	—	—	—	—	—	—	(17,212,109)

Balance, December 31, 2003	489,205	4,892	70,482,570	70,483	294,373,630	(283,882,840)	(2,995)	(37,362)	10,525,808
Sale of common stock	—	—	25,723,200	25,723	15,377,566	—	—	—	15,403,289
Exercise of common stock options and warrants	—	—	246,175	246	154,497	—	—	—	154,743
Issuance of stock options and stock for services	—	—	109,844	110	129,338	—	—	—	129,448
Amortization of deferred compensation	—	—	—	—	—	—	—	16,122	16,122
Preferred stock dividends	20	—	—	—	2,675,995	(2,675,995)	—	—	—
Conversion of preferred into common stock	(488,570)	(4,885)	14,369,740	14,370	(9,485)	—	—	—	—
Stock-based compensation from repriced options	—	—	—	—	(713,074)	—	—	—	(713,074)
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	(11,994)	—	(11,994)
Net loss	—	—	—	—	—	(12,734,950)	—	—	(12,734,950)
Total comprehensive loss	—	—	—	—	—	—	—	—	(12,746,944)

Balance, December 31, 2004	655	7	110,931,529	110,932	311,988,467	(299,293,785)	(14,989)	(21,240)	$12,769,392
Exercise of common stock options and warrants	—	—	266,788	267	124,163	—	—	—	124,430
Issuance of stock and warrants for services and interest	—	—	222,734	222	347,492	—	—	—	347,714
Issuance of stock options	—	—	—	—	72,000	—	—	(72,000)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	25,404	25,404
Preferred stock dividends	—	—	—	—	656	(656)	—	—	—
Stock-based compensation from repriced options	—	—	—	—	99,721	—	—	—	99,721
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	3,648	—	3,648
Net loss	—	—	—	—	—	(13,705,759)	—	—	(13,705,759)
Total comprehensive loss	—	—	—	—	—	—	—	—	(13,702,111)

Balance, December 31, 2005	655	$7	111,421,051	$111,421	$312,632,499	$(313,000,200)	$(11,341)	$(67,836)	$(335,450)

The accompanying notes are an integral part of these consolidated financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(13,705,759)	$(12,734,950)	$(17,211,058)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss from disposition of assets	2,134	—	—
Realized gain on marketable securities	—	—	(103,585)
Stock repurchase expense	—	—	1,857,214
Stock-based compensation	99,721	(713,074)	542,666
Depreciation and amortization expense	170,876	288,464	280,596
Issuance of stock options and stock for services	36,177	129,448	82,364
Amortization of deferred compensation	25,404	16,122	7,045
Amortization of deferred financing costs	130,173	—	—
Non cash interest expense	100,976	—	—
Changes in operating assets and liabilities —
Receivables	117,208	(90,177)	203,377
Prepaid expenses and other current assets	(165,031)	(231,619)	90,073
Accounts payable and accrued expenses	(61,290)	127,903	139,565
Deferred revenue	2,705,796	(83,787)	(266,771)

Net cash used in operating activities	(10,543,615)	(13,291,670)	(14,378,514)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(19,853,754)	(18,635,747)	(17,681,672)
Proceeds from sale of available-for-sale securities	16,850,000	12,300,000	15,343,377
Proceeds from maturities of available-for-sale securities	5,000,000	2,850,000	—
Proceeds from maturities of held-to-maturity securities	—	—	14,080,000
Purchases of property and equipment	(212,709)	(60,410)	(53,943)

Net cash provided by (used in) investing activities	1,783,537	(3,546,157)	11,687,762
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	5,032,750	—	—
Sale of common stock and warrants, net of issuance costs	—	15,403,289	13,051,850
Repurchase of common stock	—	—	(5,339,489)
Issuance costs from financing	(431,480)	—	—
Proceeds from exercise of common stock options and warrants	124,430	154,743	92,137
Payments on debt	—	(1,306,000)	—
Payments on capital lease	(2,716)	—	(33,591)

Net cash provided by financing activities	4,722,984	14,252,032	7,770,907

Net (decrease) increase in cash and cash equivalents	(4,037,094)	(2,585,795)	5,080,155
Cash and cash equivalents, beginning of period	5,021,860	7,607,655	2,527,500

Cash and cash equivalents, end of period	$984,766	$5,021,860	$7,607,655

The accompanying notes are an integral part of these consolidated financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(1)	Organization
      Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) (AMEX: IDP) is a biotechnology company engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors (TLRs) for the treatment of multiple diseases. The Company has developed proprietary DNA- and RNA- based compounds that modulate TLRs and are targeted to TLR7, TLR8, or TLR9. The Company believes that these immune modulatory oligonucleotide (IMOtm) compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. The Company’s lead drug candidate is IMO-2055, which is also referred to as HYB2055 or IMOxine®. IMO-2055 is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy in renal cell carcinoma and in a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. The Company has selected another TLR9 agonist, IMO-2125, as a lead compound for infectious disease. The Company is also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies using other of its TLR9 agonist compounds. The Company’s IMO compounds targeted to TLR7 and TLR8 are in the discovery stage.
      The Company has incurred operating losses in most fiscal years and had an accumulated deficit of $313.0 million at December 31, 2005. The Company had cash, cash equivalents and short-term investments of $8.4 million at December 31, 2005. Based on its current operating plan, the Company believes that these funds, together with the $8.9 million in net proceeds that it raised in March 2006, through the sale of common stock and warrants less the $0.9 million in direct expenses associated with the financing commitment discussed below, will be sufficient to fund operations through January 2007. In addition, in March 2006, the Company secured a commitment from an investor to purchase up to $9.8 million of the Company’s common stock upon drawdowns made at the Company’s discretion. The Company’s ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that the Company may drawdown up to $2.5 million prior to such registration being declared effective, and (ii) stockholder approval of an increase in the number of authorized shares of common stock, which the Company plans to seek at its 2006 annual meeting of stockholders. If the Company elects to sell the full $9.8 million of its common stock, the Company expects to have sufficient cash and investments to be able to pursue its clinical and preclinical development programs and continue operations through mid 2007. Therefore, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances.
      The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond January 2007, or mid 2007 if it draws down all of the funds pursuant to the commitment mentioned above, the Company must raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. If the Company draws upon its commitment, the Company expects to have sufficient cash, cash equivalents and investments to fund operations through mid 2007. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or significantly curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.
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

(b) Cash Equivalents and Short-Term Investments
      The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2005 and 2004 consist of cash and money market funds.
      The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair market value. Such amortization is included in “Investment income, net” on the accompanying consolidated statements of operations. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts and interest and dividends are included in “Investment income, net” on the accompanying consolidated statements of operations for all securities. Any realized gains and losses and declines in value judged to be other than temporary are included in “Gain on sale of securities, net”. The cost of securities sold is based on the specific identification method. The Company recorded approximately $104,000 of realized gains in “Gain on sale of securities, net” on the accompanying consolidated statement of operations from available-for-sale securities sold in 2003. There were no realized gains from available-for-sale securities in 2004 or 2005. For the years ended December 31, 2005, 2004 and 2003, there were no realized losses or permanent declines in value included in “Gain on sale of securities, net” for any securities.
      The Company had no long-term investments as of December 31, 2005 and 2004. Available for sale securities are classified as short-term regardless of the maturity date if the Company plans to use them to fund operations within one year of the balance sheet date. Auction securities are highly liquid equity and debt securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
securities can either be debt or preferred shares. At December 31, 2005 and 2004, the Company’s short-term investments consisted of the following all of which are classified as available-for-sale securities:

	December 31, 2005

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

Corporate bonds due in one year or less	$2,103,675	$1,243	$—	$2,102,432
Government bonds due in one year or less	2,495,327	10,352	—	2,484,975
Short term notes	903,242	1,422	—	901,820
Auction securities	1,900,000	—	1,676	1,901,676

Total	$7,402,244	$13,017	$1,676	$7,390,903

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

Corporate bonds due in one year or less	$2,006,129	$1,979	$—	$2,004,150
Government bonds due in one year or less	3,000,000	13,010	—	2,986,990
Auction securities	4,400,000	—	—	4,400,000

Total	$9,406,129	$14,989	$—	$9,391,140

      Although unrealized losses exist as of December 31, 2005, the Company does not believe they are other-than-temporary based on the nature of the investment and the lack of any adverse events.

(c) Depreciation and Amortization
      Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows:

Estimated
Asset Classification	Useful Life

Leasehold improvements	Life of lease
Laboratory equipment and other	3 – 5 years

(d) Reclassification and Additional Disclosures
      Certain amounts in the prior years consolidated financial statements have been reclassified and certain additional disclosures have been made to such financial statements.

(e) Revenue Recognition
      The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Alliance revenues are comprised of payments under various collaboration and licensing agreements for research and development, including reimbursement of third party expenses, milestone payments, license fees, sublicense fees, and royalty payments. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
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

(f) Financial Instruments
      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair values of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, and convertible notes payable. The estimated fair values of these financial instruments approximates their carrying values as of December 31, 2005 and 2004, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. As of December 31, 2005 and 2004, the Company does not have any derivatives or any other financial instruments as defined by SFAS No. 133, Accounting for Derivative and Hedging Instruments.

(g) Comprehensive Loss
      The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 is comprised of reported net income or loss and the change in net unrealized losses on investments during each year which is included in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet.

(h) Net Loss per Common Share
      The Company applies SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. In addition, diluted net income per common share is calculated to give effect of stock options, convertible preferred stock and convertible debt (where the effect is not antidilutive) resulting in lower net income per share. The dilutive effect of outstanding stock options is reflected by the application of the treasury stock method under SFAS No. 128. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2005, 2004 and 2003 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 11).

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(i) Segment Reporting
      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through Toll-like Receptors. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2005 and 2004, all assets were located in the United States.

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
      The Company has computed the pro forma disclosures required by SFAS No. 123 for all stock options granted to employees after January 1, 1995, using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Average risk free interest rate	4.23%	4.18%	3.30%
Expected dividend yield	—	—	—
Expected lives	6 years	6 years	6 years
Expected volatility	75%	90%	90%
Weighted average grant date fair value of options granted during the period (per share)	$0.40	$0.40	$0.79

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
      For the years ended December 31, 2005, 2004 and 2003, the weighted average per share grant date fair value and exercise price per share of option grants to employees in relation to market price of the stock on the date of the grant was as follows:

	Exercise Price

	Equals	Exceeds	Is Less than
	Market	Market	Market
	Price	Price	Price

2005 Option Grants
Weighted average grant date fair value of options granted during the period	$0.38	$0.40	$0.54
Weighted average exercise price of options granted during the period	$0.56	$0.72	$0.56
2004 Option Grants
Weighted average grant date fair value of options granted during the period	$0.41	$0.36	$—
Weighted average exercise price of options granted during the period	$0.54	$0.52	$—
2003 Option Grants
Weighted average grant date fair value of options granted during the period	$0.79	$—	$—
Weighted average exercise price of options granted during the period	$1.05	$—	$—
      The table includes certain options that were granted with an exercise price less than fair market value and were subsequently cancelled and replaced with options that had an exercise price that was above the market price at the time that they were replaced.
      The pro forma effect of applying SFAS No. 123 for the three years ended December 31, 2005 would be as follows:

	2005	2004	2003

Net loss applicable to common stockholders, as reported	$(13,706,415)	$(15,410,945)	$(22,739,914)
Less: stock-based compensation expense (income) included in reported net loss	99,721	(713,074)	542,666
Add: stock-based employee compensation expense determined under fair value based method for all awards	(993,336)	(1,711,953)	(1,078,898)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(14,600,030)	$(17,835,972)	$(23,276,146)

Basic and diluted net loss per common share —
As reported	$(0.12)	$(0.16)	$(0.45)

Pro forma	$(0.13)	$(0.18)	$(0.46)

      The effects on years ended December 31, 2005, 2004 and 2003 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
net (loss) income for future years because of the vesting period of the stock options and the potential for issuance of additional stock options in future years.

(k) Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2005, approximately 99% of the Company’s cash, cash equivalents, and investments are held at one financial institution.

(l) New Accounting Pronouncement
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the income statement will no longer include the effects of marking to market repriced options discussed in Note 7(e). The new standard will be effective for the Company in the quarter beginning January 1, 2006. In addition, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin 107 (“SAB 107”) which specifies the SEC’s requirements for implementing SFAS 123(R), including the assumptions on which the fair values are based.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally, except for marking to market the repriced options discussed in Note 7(e), the Company recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a material impact on the Company’s results of operations, although the Company does not expect the adoption to have any impact on its overall financial position. The impact of adopting SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in a prior period, the impact of applying that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2(j) to these financial statements, adjusted for estimated forfeitures, if any. The Company is currently evaluating the impact of adopting of SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. The Company has determined that it will continue to utilize the Black-Scholes option-pricing model to determine the fair value of employee stock options granted under SFAS 123(R). The fair value of options granted before January 1, 2006 will approximate the fair value utilized in the pro form footnote disclosures shown in Note 2(j), adjusted for estimated forfeitures, if any. The fair value of options granted after December 31, 2005 will be based on assumptions determined under SFAS 123(R) and SAB 107. The fair value of all employee stock options will be amortized over the applicable vesting period and recorded in the statement of operations.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(3)	Accrued Expenses
      At December 31, 2005 and 2004, accrued expenses consist of the following:

	December 31,

	2005	2004

Payroll and related costs	$455,427	$527,000
Clinical trial expenses	277,259	306,596
Other	605,362	498,554

	$1,338,048	$1,332,150

(4)	Property and Equipment
      At December 31, 2005 and 2004, net property and equipment at cost consists of the following:

	December 31,

	2005	2004

Leasehold improvements	$424,500	$424,500
Laboratory equipment and other	1,927,950	1,804,799

Total property and equipment, at cost	2,352,450	2,229,299
Less: Accumulated depreciation and amortization	1,933,766	1,877,508

Property and equipment, net	$418,684	$351,791

      As of December 31, 2005, laboratory equipment and other includes approximately $20,000 of office equipment financed under capital leases with accumulated depreciation of approximately $2,000.
      Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $163,000, $145,000 and $152,000 in 2005, 2004 and 2003, respectively.
      In 2005, the Company wrote off unused property and equipment that had a gross cost of approximately $109,000 resulting in a loss of approximately $2,000.

(5)	Debt

(a) 4% Convertible Notes Payable
      On May 24, 2005, Idera sold approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 (the 4% Notes). The Company agreed to pay interest on the 4% Notes in arrears on December 15, 2005 for the period from the issuance to that date, and thereafter semi-annually in arrears on April 30 and October 30 and at maturity or conversion. The Company has the option to pay interest on the 4% Notes in cash or in shares of the Company’s common stock at the then current market value of the Company’s common stock. In December 2005, the Company issued 159,704 shares of common stock as interest based on the market value of our common stock at the time. Holders of the 4% Notes may convert, at any time prior to maturity, the principal amount of the 4% Notes (or any portion thereof) into shares of the Company’s common stock at a conversion price of $0.89 per share. The Company may cause the principal amount of the 4% Notes to be converted into shares of the Company’s common stock at the then current conversion price at any time prior to May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.78 per share or at any time on or after May 24, 2006 if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $1.12 per share. If the Company conducts a

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
financing resulting in greater than $10.0 million in gross proceeds, the Company may elect to convert the 4% Notes into shares of the Company’s common stock at the then current conversion price if the purchase price paid by the new investors in the financing (on a common stock equivalent basis) is greater than the then current conversion price of the 4% Notes. Holders of the 4% Notes may demand that the Company redeem the 4% Notes upon a change in control, a merger with an independent company, or a change in the Company’s listing status.
      The Company capitalized its financing costs associated with the sale of the 4% Notes and is amortizing them over the term of the 4% Notes. These costs include the Black-Scholes value of the warrants, legal expenses and miscellaneous costs related to the placement agent.

(b) 9% Convertible Subordinated Notes Payable
      On April 1, 2004, the Company’s 9% convertible subordinated notes payable (the 9% Notes) matured. As a result, the Company paid $1,306,000 to the note holders in payment of the principal amount outstanding under the notes plus accrued interest through the maturity date of $58,770. Upon such payment, the notes were cancelled. Under the terms of the 9% Notes, the Company made semi-annual interest payments on the outstanding principal balance through the maturity date of April 1, 2004.

(6)	Collaboration and License Agreements

(a) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
      On May 31, 2005, the Company entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical Ltd. to discover, develop and potentially commercialize immune-modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid the Company a $4,000,000 license fee in July 2005. In addition to the $4,000,000 upfront payment, Novartis agreed to fund substantially all research activities and make milestone payments to Idera upon the achievement of clinical development, regulatory approval and cumulative net sales milestones. If Novartis elects to exercise its option to develop and commercialize licensed IMOs in the initial collaboration disease areas, Novartis is potentially obligated to pay the Company up to $132,000,000 in milestone payments. Novartis is also obligated to pay the Company a royalty on net sales of all products, if any, commercialized by Novartis, its affiliates and sublicensees. The Company is recognizing the $4,000,000 upfront payment as revenue over the two-year term of the research collaboration. If specific conditions are met, Novartis may choose to expand the collaboration to use identified immune modulatory oligonucleotides for additional human diseases, other than oncology and infectious diseases, which will be subject to agreed upon milestone payments.

(b) Collaboration and License Agreement with The Immune Response Corporation
      On October 8, 2003, the Company entered into a collaboration and license agreement with The Immune Response Corporation, or IRC, to use Amplivax in combination with IRC’s REMUNE vaccine candidate for the prevention and treatment of HIV-1. Under the terms of the agreement, the Company granted IRC, during an exclusivity period which is now expired, a worldwide license to use Amplivax in combination with REMUNE. The Company is also entitled to reimbursement for time and materials and amounts payable to third parties for contracted services at cost plus an additional contractually stated percentage. In addition, the Company may receive certain specified fees, royalties on sales of the REMUNE vaccine combined with Amplivax and a percentage of sublicense income received by IRC.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(c) Collaboration and License Agreement with Isis Pharmaceuticals, Inc.
      On May 24, 2001, the Company and Isis Pharmaceuticals, Inc. (Isis) entered into a Collaboration and License Agreement (the Isis Agreement). Under the Isis Agreement, the Company granted Isis a license, with the right to sublicense, to the Company’s antisense chemistry and delivery patents and patent applications and retained the right to use the patents and patent applications in its own drug discovery and development efforts and in collaboration with third parties. In addition to payments made by Isis to the Company during 2001, Isis agreed to pay the Company a portion of the income it receives from specified types of sublicenses of the Company’s patents and patent applications. Isis granted the Company a license to use specified antisense patents and patent applications, principally Isis’ suite of RNase H patents. The Company has the right under the Isis Agreement to use these patents and patent applications in its drug discovery and development efforts and in specified types of collaborations with third parties. In addition to a payment made by the Company to Isis during 2002, the Company also agreed to pay Isis a nominal annual maintenance fee and a modest royalty on sales of antisense products covered by specified patents and patent applications sublicensed to the Company by Isis.

(d) Collaboration and License Agreement with VasGene Therapeutics, Inc.
      On October 29, 2004, the Company and VasGene Therapeutics Inc. entered into reciprocal Collaboration and License Agreements pursuant to which both parties agreed to collaborate on the research and development of VEGF antisense products. The Company has the right to pursue the treatment of ophthalmologic and other non-cancer diseases that are susceptible to treatment based on localized administration under one agreement, and VasGene has the right to pursue the treatment of cancer and other non-ophthalmologic diseases that are susceptible to treatment through systemic administration under the other agreement. The Company is entitled to receive milestone payments, royalties, and sublicensing payments. Additionally, the Company may be entitled to reimbursement of research services performed in accordance with the terms of the agreement at the request of VasGene. The Company may have to pay VasGene royalties and sublicensing payments. VasGene may also be entitled to reimbursement of research services that it performs under the agreement at the Company’s request. The milestones, if fully achieved, could result in payments to the Company of $8.0 million for each non-cancer VEGF antisense product developed by VasGene. Milestone payments would be triggered by the achievement of specific events in the development and commercial launch process.

(e) Collaboration and License Agreement with Alnylam Pharmaceuticals, Inc.
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

(f) Collaboration and License Agreement with Aegera Therapeutics Inc.
      On September 13, 2002, the Company and Aegera Therapeutics Inc. entered into a Collaboration and License Agreement (the Collaboration) to research, develop, and optimize a 2nd generation antisense drug targeted to the XIAP gene, a gene which has been implicated in the resistance of cancer cells to

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
chemotherapy. In addition, Idera Pharmaceuticals licensed to Aegera, on a non-exclusive basis, rights to the Company’s portfolio of 2nd generation antisense chemistries and oral antisense delivery intellectual property owned or licensed by the Company. In consideration for research, development and optimization work to be performed by the Company under the Collaboration and the license of technology by the Company, Aegera paid the Company an upfront license fee and a prepaid milestone. In addition, Aegera agreed to pay the Company additional research payments, milestone payments upon the achievement of specified development milestones, and royalties on product sales and sublicensing, if any. Future anticipated payments under the Collaboration could total approximately $7.7 million if all of the milestones are achieved. Aegera is responsible for the development costs of the drug candidate.

(g) Collaboration and License Agreement with Migenix Inc.
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

(h) License Agreement with University of Massachusetts Medical Center
      The Company has a licensing agreement with the University of Massachusetts Medical Center (UMass), under which the Company has received exclusive licenses to technology in specified patents and patent applications. The Company is required to make royalty payments based on future sales of products employing the technology or falling under claims of a patent, as well as a specified percentage of sublicense income received related to the licensed technology. Additionally, the Company is required to pay an annual maintenance fee through the life of the patents.

(7)	Stockholders’ Equity

(a) Common Stock
      Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 9,597,476 shares of common stock (the “Put Shares”) at a price of $2.00 per share. Under the terms of the unit purchase agreement, the initial purchasers (the “Put Holders”) of the Put Shares have the

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
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
      In February 2003, the Company repurchased 2,415,880 Put Shares (see Note 14). As of December 31, 2005, 1,087,124 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 6,094,472 Put Shares have terminated.

(b) Warrants
      The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2005:

		Weighted
		Exercise Price
Expiration Date	Shares	Per Share

March 31, 2006	500,000	$0.50
January 1, 2007	100,000	1.65
August 28, 2008	2,368,629	0.73
August 28, 2008	7,308,684	1.00
April 20, 2009	3,041,964	1.14
August 27, 2009	2,197,200	0.67
May 24, 2010	565,478	0.89

	16,081,955

Weighted average exercise price per share		0.93
      The warrants that expire in 2008, 2009 and 2010 are described in Notes 8(d) and 15.

(c) Stock Options
      The 1995 Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options. Options granted under this plan generally vest over three to five years, and expire no later than 10 years from the date of grant. No additional options are being granted under the 1995 Stock Option Plan. As of December 31, 2005, options to purchase a total of 506,123 shares of common stock remained outstanding under the 1995 Stock Option Plan.
      Under the 1995 Director Stock Option Plan, a total of 800,000 shares of common stock may be issued upon the exercise of options. Under the terms of the Director Plan options to purchase 3,750 shares of common stock are granted to each non-employee director on the first day of each calendar quarter and options to purchase 25,000 shares of common stock are granted to non-employee directors upon appointment to the

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
Board. All options vest on the first anniversary of the date of grant. As of December 31, 2005, options to purchase a total of 360,750 shares of common stock remained outstanding under the Director Plan.
      Under the 1997 Stock Incentive Plan, options generally vest over three to five years, and expire no later than 10 years from the date of grant. A total of 13,500,000 shares of common stock may be issued upon the exercise of options granted under the plan. The maximum number of shares with respect to which options may be granted during any calendar year to any employee under the 1997 Stock Incentive Plan is determined by dividing 1,500,000 by the fair market value of a share of the Company’s common stock at the time of grant, and may not exceed an overall per participant annual limit of 5,000,000 shares. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which in the case of incentive stock options must be at least 100% (110% in the case of incentive stock options granted to those holding 10% or more of the voting power of the Company) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which in the case of incentive stock options may not exceed 10 years. As of December 31, 2005, options to purchase a total of 10,479,112 shares of common stock remained outstanding under the 1997 Stock Incentive Plan.
      Under the 2005 Stock Incentive Plan, the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 5,000,000 shares of common stock may be issued upon the exercise of options granted under the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan shall be 1,000,000 per calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which in the case of incentive stock options must be at least 100% (110% in the case of incentive stock options granted to those holding 10% or more of the voting power of the Company) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which in the case of incentive stock options may not exceed 10 years. As of December 31, 2005, options to purchase a total of 2,800,000 shares of common stock remained outstanding under the 2005 Stock Incentive Plan.
      As of December 31, 2005, options to purchase 3,376,393 shares of common stock remain available for grant under the 1995 Director Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
      Stock option activity for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

			Weighted
	Number of	Exercise Price	Average Price
	Shares	Per Share	Per Share

Outstanding, December 31, 2002	14,307,260	$0.50 – $2.00	$0.77
Granted	596,000	0.70 – 1.15	1.05
Exercised	(96,841)	0.50 – 0.56	0.50
Terminated	(86,500)	0.50 – 2.00	0.87

Outstanding, December 31, 2003	14,719,919	0.50 – 2.00	0.78
Granted	2,084,750	0.52 – 1.14	0.53
Exercised	(85,784)	0.50 – 0.82	0.59
Terminated	(159,178)	0.50 – 1.54	1.13

Outstanding, December 31, 2004	16,559,707	0.50 – 2.00	0.75
Granted	4,984,500	0.48 – 0.72	0.57
Exercised	(122,420)	0.50 – 0.52	0.50
Terminated	(1,036,509)	0.48 – 1.12	0.58

Outstanding, December 31, 2005	20,385,278	$0.48 – $2.00	$0.71

Exercisable, December 31, 2003	10,357,565	$0.50 – $2.00	$0.75

Exercisable, December 31, 2004	12,883,125	$0.50 – $2.00	$0.76

Exercisable, December 31, 2005	14,000,721	$0.50 – $2.00	$0.77

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise		Contractual Life	Price Per		Price Per
Prices	Number	(Years)	Share	Number	Share

$0.48 – 0.50	2,238,038	2.80	$0.50	2,196,398	$0.50
0.51 – 0.53	3,681,874	9.44	0.52	471,873	0.52
0.56	3,517,192	6.50	0.56	2,613,859	0.56
0.57 – 0.67	1,250,250	9.79	0.61	70,750	0.61
0.70 – 0.79	1,504,000	7.16	0.74	1,122,667	0.74
0.82 – 0.84	5,491,250	5.57	0.83	4,989,375	0.83
0.93 – 1.10	1,465,487	4.80	1.06	1,465,487	1.06
1.12 – 2.00	1,237,187	5.65	1.23	1,070,312	1.25

	20,385,278	6.45	0.71	14,000,721	0.77

      In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company recognizes the fair value of non-employee options as they vest using the Black-Scholes option pricing model. The Company had no compensation expense related to grants to non-employees in 2005. The Company has recorded compensation expense of $1,082 in each of the years 2004 and 2003 related to grants to non-employees.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

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
      Under the plan, on the first day of a designated payroll deduction period, the “Offering Period”, the Company will grant to each eligible employee who has elected to participate in the Stock Purchase Plan an option to purchase shares of common stock as follows: the employee may authorize an amount, a whole percentage from 1% to 10% of such employee’s regular pay, to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Stock Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares that is more than 15% of the employee’s annualized base pay divided by 85% of the market value of a share of common stock on the commencement date of the Offering Period. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.
      Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2005, 2004 and 2003, the Company issued 144,368, 92,215 and 58,179 shares of common stock, respectively, under the Stock Purchase Plan.

(e)	Repricing
      In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44 (FIN 44). The Company has remeasured the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the years ended December 31, 2005 and 2003, the Company recognized approximately $100,000 and $543,000 as stock compensation expense from repriced options. A decrease in the intrinsic value of these options during 2004 resulted in a credit of approximately $713,000 to stock compensation expense for the year ended December 31, 2004. As of December 31, 2005, options to purchase 2,046,766 shares are subject to variable plan accounting. As explained in Note 2(l), on January 1, 2006, the Company will be adopting SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Pursuant to SFAS No. 123(R), the Statement of Operations will no longer include the effects of marking repriced options to market.

(f)	Preferred Stock
      The Restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. During 1998, the Company designated 1,500,000 shares as Series A convertible preferred stock which is described below in Note (7)(g). As of December 31, 2005 and 2004,

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
there were 655 shares of Series A convertible preferred stock outstanding. As discussed in Note (13), during 2002 the Company designated 100,000 shares of Series C junior participating preferred stock. The Company designated an additional 50,000 shares of Series C junior participating preferred stock in each of the years 2003 and 2005. There were no shares of Series C junior participating preferred stock issued or outstanding at December 31, 2005 and 2004.

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
      During the conversion period, 99.9% of the Series A convertible preferred stock was converted to common stock. The combined effects of the amendments to the Company’s Restated Certificate of Incorporation and the Series A convertible preferred stock conversions are as follows:

	December 3, 2003	December 31, 2003	February 2, 2004

Shares:
Preferred stock outstanding	722,727	489,205	635
Common stock issued from conversions (cumulative)	—	6,868,288	21,238,028
Common stock outstanding	63,595,442	70,482,570	84,900,627
Series A preferred liquidation preference	$73,055,654	$494,912	$643
Annual dividend amount	$4,697,726	$937,643	$864
      The financial statement recognition of the Series A preferred stock conversion is shown below:

	Preferred Stock Dividends

	2005	2004	2003

Accretion of dividends expected to be paid on Series A Preferred Stock	$656	$503	$3,402,856
Accretion of dividend that would have been paid on April 1, 2004 and reversal since preferred shares were converted in January and February 2004	—	(570,000)	570,000
Market value of 25% additional shares issued upon conversion	—	3,245,492	1,556,000

Total preferred stock dividend	$656	$2,675,995	$5,528,856

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
      As shown above, $1.6 million of the 25% additional shares issued during the sixty-day conversion period was recorded as additional dividends (a) in the calculation of net loss applicable to common stockholders in the 2003 statement of operations and (b) in the 2003 statement of stockholders’ equity. The remaining $3.2 million of the 25% additional shares were issued between January 1, 2004 and February 2, 2004 and was recorded as additional dividends (a) in the calculation off “Net loss applicable to common stockholders” in the 2004 statement of operations and (b) in the 2004 statement of stockholders equity. As a result of the amendment to the Company’s Certificate of Incorporation and the Series A convertible preferred stock conversions, the preferred stock liquidation preference was reduced from $73,055,654 at December 3, 2003 to $494,912 at December 31, 2003 and $643 at February 2, 2004.
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
      The Company leases its headquarters facility on Vassar Street in Cambridge, Massachusetts, under a lease that has a 10-year term, which commenced on May 1, 1997. Future minimum commitments as of December 31, 2005, under existing lease agreements through the lease term, are approximately:

Operating
December 31,	Leases

2006	611,000
2007	204,000

$815,000

      During 2005, 2004, and 2003, facility rent expense for continuing operations, net of sublease income, was approximately $269,000, $282,000 and $397,000, respectively.

(b)	External Collaborations
      The Company funds research efforts of various academic collaborators and consultants in connection with its research and development programs. Total future fixed commitments under these agreements are estimated at approximately $253,000 for 2006.
      In July 2004, the Company signed an agreement with PAREXEL International (PAREXEL) to manage the Phase 2 clinical trial of IMO-2055 in patients with renal cell carcinoma. Under the agreement and the subsequent change in scope, the Company may pay PAREXEL up to $4.8 million in connection with this trial. During the years ended December 31, 2005 and 2004, the Company paid approximately $0.9 million and $0.7 million, respectively, to PAREXEL under the agreement and expensed approximately $1.2 million and $0.4 million, respectively, in “Research and development” on the accompanying statement of operations.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(c)	Contract Obligations
      In August 2004, Dr. Sudhir Agrawal, the Company’s President and Chief Scientific Officer, was appointed to the additional position of Chief Executive Officer, replacing Stephen R. Seiler who resigned as CEO and a director of the Company. During 2004, the Company expensed approximately $0.7 million for amounts to be paid to Mr. Seiler through September 1, 2006 under his employment agreement. In December 2005, Robert W. Karr, M.D., a director, was appointed President of the Company.

(d)	Related-Party Agreements with Affiliates of Stockholders and Directors
      In 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase 565,478 shares of common stock at an exercise price of $0.89 per share as fees in connection with Pillar Investment Limited acting as the placement agent for the sale of the 4% convertible subordinated notes in May 2005 (Note 5(a)). The warrants have a Black-Scholes value of approximately $219,000. Optima Life Sciences Limited, which is controlled by Pillar Investment Ltd., purchased $3,102,750 of the 4% Notes.
      In 2004, the Company paid Pillar Investment Ltd. a total of $281,000 for commissions relating to the Company’s August 2004 financing. In conjunction with the financing, the Company also issued Pillar Investment Ltd., as additional commissions, warrants to purchase 432,520 shares of common stock at an exercise price of $0.67 per share. These warrants have a Black-Scholes value of approximately $155,000. Optima Life Sciences Limited purchased 2,768,100 shares of common stock and warrants to purchase 553,620 additional shares of common stock at an exercise price of $0.67 per share in the financing.
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
      In addition to the fees described above, the Company also paid other directors consulting fees of $30,000, $35,875 and $65,000 in 2005, 2004 and 2003, respectively.

(e)	Contingencies
      In 2002, 2003, and 2005, we became involved in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, for certain of our antisense and ribozyme patents. All of these interferences have since been resolved. The Company is not practicing nor does it intend to practice any of the intellectual property that was associated with these interference proceedings.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(9)	Income Taxes
      The Company applies SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse. At December 31, 2005, the Company had cumulative net operating loss and tax credit carryforwards for federal income tax purposes of approximately $266.7 million and $4.7 million, respectively, available to reduce federal taxable income and federal income taxes, respectively. These carryforwards expire through 2025. The Tax Reform Act of 1986 contains provisions which limit the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2005, have resulted in ownership changes in excess of 50%, as defined under the Act and which will limit the Company’s ability to utilize its net operating loss and tax credit carryforwards. The Company has not prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards. Ownership changes in future periods may place additional limits on the Company’s ability to utilize net operating loss and tax credit carryforwards.
      As of December 31, 2005 and 2004, the components of the deferred tax assets are approximately as follows:

	2005	2004

Operating loss carryforwards	$107,411,567	$101,946,064
Tax credit carryforwards	4,709,020	4,603,431
Other	624,561	679,106

	112,745,148	107,228,601
Valuation allowance	(112,745,148)	(107,228,601)

	$—	$—

      The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset.

(10)	Employee Benefit Plan
      The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $72,000, $82,000, and $74,000 of 401(k) benefits were charged to continuing operations during 2005, 2004, and 2003, respectively.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(11)	Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted (loss) income per share:

	Years Ended December 31,

	2005	2004	2003

Numerator:
Net loss	$(13,705,759)	$(12,734,950)	$(17,211,058)
Accretion of preferred stock dividend	(656)	(2,675,995)	(5,528,856)

Numerator for basic and diluted net loss applicable to common shareholders	$(13,706,415)	$(15,410,945)	$(22,739,914)

Denominator for basic and diluted net loss per share	111,087,058	98,913,927	51,053,415

Net loss per share — basic and diluted
Net loss	$(0.12)	$(0.13)	$(0.34)
Accretion of preferred stock dividends	—	(0.03)	(0.11)

Net loss per share applicable to common stockholders	$(0.12)	$(0.16)	$(0.45)

      For the years ended December 31, 2005, 2004 and 2003 diluted net loss per share from operations is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 42,137,420 and 32,091,596 at December 31, 2005 and 2004, respectively, and consist of stock options, warrants, and convertible preferred stock. Antidilutive securities for the year ended December 31, 2005 also includes convertible debt instruments (on an as-converted basis).

(12)	Supplemental Disclosure of Cash Flow Information
      Supplemental disclosure of cash flow information for the periods presented are as follows:

	Years Ended December 31,

	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,912	$58,770	$117,540

Supplemental disclosure of non cash financing and investing activities:
Accretion (reversal) of Series A preferred stock dividends	$(656)	$(569,497)	$3,972,856

Dividend from induced conversion of Series A preferred stock	$—	$3,245,492	$1,556,000

Issuance of stock options and stock for services	$36,177	$129,448	$82,364

Interest paid in kind on 4% Notes	$92,152	$—	$—

Issuance of warrants in connection with issuance of 4% Notes	$219,385	$—	$—

Conversion of Series A preferred stock into common stock	$—	$14,370	$6,878

Cashless exercise of stock warrants	$—	$7	$19

Deferred compensation relating to issuance of stock options	$72,000	$—	$—

Equipment acquired under capital lease	$19,556	$—	$—

(13)	Shareholder Rights Plan
      The Company adopted a shareholder rights plan in December 2001. Under the rights plan, one right was distributed as of the close of business on January 7, 2002 on each then outstanding share of the Company’s

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
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

(15)	Equity Financings
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

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005
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

(16)	Pro Forma Balance Sheet (unaudited)

(a)	Private Financing
      On March 24, 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $0.44 per share 22,159,092 shares of common stock and warrants to purchase 16,619,319 shares of common stock. The warrants to purchase common stock have an exercise price of $0.65 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, the Company may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15 day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, total approximately $8.9 million. The Company is required to file a registration statement covering the common stock and the common stock issuable upon exercise of the warrants and to use its best efforts to make the registration statement effective. Under the Registration Rights Agreement, the Company is subject to liquidated damages equal to 1% of the aggregate purchase price of the securities purchased in the private financing and then held by the purchasers for each 30 day period (i) after April 23, 2006 and prior to the date a registration statement is filed with the Securities and Exchange Commission registering the resale of such securities by the purchasers, (ii) after July 22, 2006 and prior to the date such registration statement is declared effective by the Securities and Exchange Commission, and (iii) during which sales of such securities cannot be made pursuant to such registration statement after it has been declared effective, in each case subject to specified exemptions and to an overall maximum of 10% of the purchase price of the securities.
      The unaudited pro forma balance sheet as of December 31, 2005 reflects the receipt of approximately $8.9 million of net proceeds from the private placement as if this transaction had occurred on December 31, 2005.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005

(b)	Financing Commitment
      On March 24, 2006, the Company secured a commitment from an investor to purchase up to $9.8 million of the Company’s common stock between June 24, 2006 and December 31, 2006. The Company may require the investor to purchase in up to three drawdowns, which shall be made at its discretion, up to $9.8 million of newly-issued shares of the Company’s common stock at a price that is equal to the greater of 80% of the volume weighted average closing price during a five day pricing period preceding the date that the Company notifies the investor of the sale and a floor price of $0.64 per share. The Company’s ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that the Company may drawdown up to $2.5 million prior to such registration statement being declared effective, and (ii) stockholder approval of an increase in the Company’s authorized common stock, which the Company expects to seek at its 2006 annual meeting of stockholders except for approximately $1.0 million which the Company could issue without seeking shareholder approval. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 15,234,375 shares of common stock could be issued under the commitment. The Company is not obligated to sell any of the $9.8 million of common stock available under the commitment and there are no minimum commitments or minimum use penalties. The commitment does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions. If the Company elects to sell the entire $9.8 million of its common stock pursuant to the commitment, the net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 6,093,750 shares of common stock at an exercise price of $0.74 per share. The warrants are exercisable by cash payment only. The warrants are exercisable beginning September 24, 2006. The warrants expire if not exercised by September 24, 2011. On or after March 24, 2010, Idera may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants.
      In connection with the commitment, the Company agreed to pay one of the Company’s directors a commission equal in value to 5% of the amount available to the Company under the purchase agreement. The Company has paid $262,500 of such commission and is negotiating the form of payment for the remaining $225,000.
      The unaudited pro forma balance sheet as of December 31, 2005 does not reflect the $9.8 million gross proceeds from the commitment but does reflect the $0.9 million in expected costs that are directly related to the commitment.

(c)	Amendment to Rights Agreement
      On March 24, 2006, in connection with the Private Financing, the Company entered into an amendment (“Amendment No. 2”) to the Rights Agreement, dated as of December 10, 2001, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC, as Rights Agent. Amendment No. 2 modifies the definition of Exempted Persons that are excluded from the definition of Acquiring Person under the Rights Agreement to provide that Baker Brothers, together with its affiliates and associates (the “Baker Entities”), will be an Exempted Person under the Rights Agreement until such time as the Baker Entities beneficially own more than 35,000,000 shares of the Company’s common stock (subject to adjustment) or less than 14% of the common stock then outstanding.

Exhibit Index

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 9, 2005	001-31918
3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024
3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024
4.2	Indenture dated as of March 26, 1997 between Forum Capital Markets LLC and Idera Pharmaceuticals, Inc.		8-K	April 14, 1997	000-27352
4.3	Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent, as amended.		S-2	October 10, 2003	333-109630
4.4	Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as amended.		8-K	August 29, 2003	000-27352
4.5	Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as amended.		8-K	March 29, 2006	001-31918
10.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10.2†	Patent License Agreement effective as of October 13, 1994 between Idera Pharmaceuticals, Inc. and McGill University.		S-1	November 6, 1995	33-99024
10.3†	License Agreement effective as of October 25, 1995 between Idera Pharmaceuticals, Inc. and the General Hospital Corporation.		S-1	November 6, 1995	33-99024
10.4†	License Agreement dated as of October 30, 1995 between Idera Pharmaceuticals, Inc. and Yoon S. Cho-Chung.		S-1	November 6, 1995	33-99024

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.5	Registration Rights Agreement dated as of February 21, 1990 between Idera Pharmaceuticals, Inc., University of Massachusetts Medical Center and Paul C. Zamecnik.		S-1	November 6, 1995	33-99024
10.6††	2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.7††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10.8††	1995 Director Stock Option Plan.		S-1	November 6, 1995	33-99024
10.9††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024
10.10††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918
10.11††	Consulting Agreement dated as of October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Paul C. Zamecnik.		10-K	March 31, 2003	000-27352
10.12†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352
10.13†	Licensing Agreement dated March 12, 1999 by and between Idera Pharmaceuticals, Inc. and Integrated DNA Technologies, Inc.		10-K	April 15, 1999	000-27352
10.14†	Licensing Agreement dated September 7, 1999 by and between Idera Pharmaceuticals, Inc. and Genzyme Corporation.		10-Q	November 15, 1999	000-27352
10.15	License Agreement dated September 20, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.16	Assignment of Coexclusive License dated September 20, 2000 by and between Idera Pharmaceuticals and the Public Health Service.		S-1/A	December 29, 2000	333-69649
10.17	Oligonucleotide Purification Patent License Agreement dated September 20, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.18	Asset Purchase Agreement dated June 29, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		Schedule 14A	August 15, 2000	000-27352
10.19†	Assignment of Patent Rights dated September 20, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.20†	PNT Monomer Patent License and Option Agreement dated September 20, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.21†	Agreement Relating to Patents Forming Part of Acquired Assets but to be Licensed Back to Idera Pharmaceuticals for the Purposes of OriGenix Agreements dated September 20, 2000 by and between Idera Pharmaceuticals and Boston Biosystems, Inc.		S-1/A	December 29, 2000	333-69649
10.22	Agreement and Mutual Release between Idera Pharmaceuticals and MethylGene, Inc. dated March 21, 2001.		10-K	April 13, 2001	000-27352
10.23††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352
10.24†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.25	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.26	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.27††	Employment Agreement by and between Stephen R. Seiler and Idera Pharmaceuticals, Inc. effective as of July 25, 2001.		10-Q	November 14, 2001	000-27352

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.28††	Amendment to Employment Agreement, dated August 20, 2004, by and between Idera Pharmaceuticals, Inc. and Stephen R. Seiler.		10-Q	November 12, 2004	001-31918
10.29	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352
10.30††	Employment Agreement dated April 1, 2002 between Idera Pharmaceuticals, Inc. and Robert G. Andersen.		10-Q	May 14, 2002	000-27352
10.31††	Executive Stock Option Agreement for 3,150,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.32††	Executive Stock Option Agreement for 490,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Stephen R. Seiler.		10-Q	August 14, 2002	000-27352
10.33††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.34††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.35††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.36	Consulting Agreement effective as of October 1, 2002 between Idera Pharmaceuticals, Inc. and Pillar, S.A.		10-Q	October 24, 2002	000-27352
10.37†	License Agreement by and between Louisiana State University and Idera Pharmaceuticals, Inc., dated July 1, 1998.		10-K	March 31, 2003	000-27352

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.38	Engagement Letter, dated as of April 18, 2003, by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and PrimeCorp Finance S.A.		S-2	October 10, 2003	333-109630
10.39	Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.40	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.41	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.42	Engagement Letter, dated as of August 27, 2004, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	November 12, 2004	001-31918
10.43	Registration Rights Agreement, dated August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.		10-Q	November 12, 2004	001-31918
10.44	Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals’s August 27, 2004 financing.		10-Q	November 12, 2004	001-31918
10.45	Amendment to the License Agreement dated as of October 30, 1995 by and between Idera Pharmaceuticals, Inc. and Yoon S. Cho-Chung, M.D., Ph.D. dated February 4, 2005.		10-K	March 25, 2005	001-31918
10.46	Summary of Director Compensation of Idera Pharmaceuticals, Inc.		10-K	March 25, 2005	001-31918
10.47	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.48	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.49	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.50	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.51	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.52	Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.53	4% Convertible Subordinated Notes Due 2008 Noteholders Agreement by and among Idera Pharmaceuticals, Inc. and Noteholders.		10-Q	August 9, 2005	001-31918
10.54††	Employment Agreement dated December 5, 2005 by and between Robert W. Karr, M.D. and Idera Pharmaceuticals, Inc.	X
10.55	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.56	Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918
10.57	Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.58	Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.59	Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918

Incorporated by Reference

Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.60	Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918
10.61	Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.62	Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.63	Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.