Form 10-Q
period 2006-03-31
IDERA PHARMACEUTICALS, INC.
filed 2006-05-12
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	133,737,114

Class	Outstanding as of May 1, 2006

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
     Ideratm, Amplivaxtm , IMOtm and Targeted Immune Therapytm are our trademarks. IMOxine® and GEM® are our registered trademarks. All other trademarks and service marks appearing in this registration statement are the property of their respective owners.
FORWARD-LOOKING STATEMENTS
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Item 1A. Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL STATEMENTS
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7,613,073	$984,766
Short-term investments	5,589,923	7,390,903
Receivables	182,696	175,905
Prepaid expenses and other current assets	549,866	498,347

Total current assets	13,935,558	9,049,921
Property and equipment, net	372,599	418,684
Deferred financing costs	464,903	520,692

Total Assets	$14,773,060	$9,989,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$709,605	$536,371
Accrued expenses	1,699,197	1,338,048
Current portion of capital lease	6,519	6,519
Current portion of deferred revenue	2,152,537	2,171,287

Total current liabilities	4,567,858	4,052,225
Long term 4% convertible notes payable	5,032,750	5,032,750
Capital lease	8,148	10,321
Deferred revenue, net of current portion	697,567	1,229,451
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares
Series A convertible preferred stock
Designated — 1,500,000 shares
Issued and outstanding — 655 at March 31, 2006 and December 31, 2005	7	7
Common stock, $0.001 par value
Authorized—200,000,000 shares
Issued and outstanding — 133,726,085 and 111,421,051 shares at March 31, 2006 and December 31, 2005, respectively	133,727	111,421
Additional paid-in capital	320,984,210	312,632,499
Accumulated deficit	(316,650,377)	(313,000,200)
Accumulated other comprehensive loss	(830)	(11,341)
Deferred compensation	—	(67,836)

Total stockholders’ (deficit) equity	4,466,737	(335,450)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,773,060	$9,989,297

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Alliance revenue	$635,717	$171,285

Operating expenses:
Research and development	3,363,542	2,658,899
General and administrative	889,266	801,866

Total operating expenses	4,252,808	3,460,765

Loss from operations	(3,617,091)	(3,289,480)
Other income (expense):
Investment income, net	72,505	67,136
Interest expense	(105,427)	—

Net loss	(3,650,013)	(3,222,344)
Accretion of preferred stock dividends	(164)	(164)

Net loss applicable to common stockholders	$(3,650,177)	$(3,222,508)

Basic and diluted net loss per share (Note 3)	$(0.03)	$(0.03)

Basic and diluted net loss per share applicable to common stockholders (Note 3)	$(0.03)	$(0.03)

Shares used in computing basic and diluted loss per common share	113,233,275	110,967,025

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(3,650,013)	$(3,222,344)
Adjustments to reconcile net loss to net cash used in operating activities -
Loss on disposal of property and equipment	—	2,134
Stock-based compensation	247,007	83,753
Depreciation and amortization	108,579	46,945
Issuance of common stock for services rendered	2,941	8,235
Non-cash interest expense	49,638	—
Changes in operating assets and liabilities -
Accounts receivable	(6,791)	84,078
Prepaid expenses and other current assets	(51,519)	(102,282)
Accounts payable and accrued expenses	484,745	(195,872)
Deferred revenue	(550,634)	(50,634)

Net cash used in operating activities	(3,366,047)	(3,345,987)

Cash Flows From Investing Activities:
Purchase of available for sale securities	(1,990,200)	—
Proceeds from sale of available-for-sale securities	600,000	2,000,000
Proceeds from maturity of available-for-sale securities	3,200,000	—
Purchase of property and equipment	(5,014)	(8,037)

Net cash provided by investing activities	1,804,786	1,991,963

Cash Flow From Financing Activities:
Sale of common stock and warrants, net of issuance costs	8,122,140	—
Proceeds from exercise of common stock options and warrants	69,600	28,901
Payments on capital lease	(2,172)	—

Net cash provided by financing activities	8,189,568	28,901

Net increase (decrease) in cash and cash equivalents	6,628,307	(1,325,123)
Cash and cash equivalents, beginning of period	984,766	5,021,860

Cash and cash equivalents, end of period	$7,613,073	$3,696,737

Supplemental disclosure of non-cash financing and investing activities:
Accretion of Series A convertible preferred stock dividends	$(164)	$(164)

Issuance of common stock for services rendered	$2,941	$8,235

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) (AMEX: IDP) is a biotechnology company engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors (TLRs) for the treatment of multiple diseases. The Company has developed proprietary DNA- and RNA- based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. The Company believes that these immune modulatory oligonucleotide (IMO™) compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. The Company’s lead drug candidate is IMO-2055, which is also referred to as HYB2055 or IMOxine®. IMO-2055 is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy in renal cell carcinoma and in a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. The Company has selected another TLR9 agonist, IMO-2125, as a lead compound for infectious diseases. The Company is also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies using other of its TLR9 agonist compounds. The Company’s IMO compounds targeted to TLR7 and TLR8 are in the discovery stage.
     Based on its current operating plan, the Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations through January 2007. In addition, in March 2006, the Company secured a commitment from an investor to purchase up to $9.8 million of the Company’s common stock upon drawdowns made at the Company’s discretion. The Company’s ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that the Company may draw down up to $2.5 million prior to such registration statement being declared effective, and (ii) stockholder approval of an increase in the number of authorized shares of common stock, which the Company plans to seek at its 2006 annual meeting of stockholders. If the Company elects to sell the full $9.8 million of its common stock, the Company expects that the proceeds from such sale would enable the Company to pursue its clinical and preclinical development programs and continue operations through mid-2007. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances.
     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no other committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond January 2007, or mid-2007 if it draws down all of the funds pursuant to the commitment mentioned above, the Company must raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or significantly curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

(2) Unaudited Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006.
(3) Net Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(3,650,013)	$(3,222,344)
Accretion of preferred stock dividends	(164)	(164)

Numerator for basic and diluted loss per share applicable to common stockholders	$(3,650,177)	$(3,222,508)

Denominator for basic and diluted loss per share	113,233,275	110,967,025

Loss per share – basic and diluted:
Net loss per share	$(0.03)	$(0.03)
Accretion of preferred stock dividends	—	—

Net loss per share applicable to common stockholders	$(0.03)	$(0.03)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2006 and 2005, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 64,682,704 and 32,121,929 for the three months ended March 31, 2006 and 2005, respectively. These antidilutive securities include stock options, warrants and convertible preferred stock and are not included in the Company’s calculation of diluted net loss per common share. Antidilutive securities for the three months ended March 31, 2006 also includes convertible debt instruments on an as-converted basis.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2006 and December 31, 2005 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at March 31, 2006 and December 31, 2005. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the three-month periods ended March 31, 2006 and 2005. There were no losses or permanent declines in value included in “investment income” for any securities in the three months ended March 31, 2006 and 2005.
     The Company had no long-term investments as of March 31, 2006 and December 31, 2005. Available-for-sale securities are classified as short-term regardless of their maturity date as if the Company considers them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term available-for-sale investments at market value consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Corporate bonds due in one year or less	$500,150	$2,102,432
Government bonds due in one year or less	1,497,790	2,484,975
Short term notes	300,441	901,820
Auction securities	1,297,152	1,901,676
Commercial paper	1,994,390	—

Total	$5,589,923	$7,390,903

(5) Property and Equipment
     At March 31, 2006 and December 31, 2005, net property and equipment at cost consists of the following:

	March 31,	December 31,
	2006	2005
Leasehold improvements	$424,500	$424,500
Laboratory equipment and other	1,932,964	1,927,950

Total property and equipment, at cost	2,357,464	2,352,450
Less: Accumulated depreciation and amortization	1,984,865	1,933,766

Property and equipment, net	$372,599	$418,684

     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $51,000 and $37,000 for the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2005, the Company wrote off unused property and equipment that had a cost of approximately $109,000 resulting in a loss of approximately $2,000.
(6) Stock-Based Compensation
     The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period.

     Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore, recorded the intrinsic value of stock-based compensation as an expense. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended March 31, 2005.

March 31, 2005
Net loss applicable to common stockholders, as reported	$(3,222,508)
Less: stock-based compensation expense included in reported net loss	83,753
Add: stock-based employee compensation expense determined under fair value based method for all awards	(216,072)

Pro forma net income (loss) applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,354,827)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.03)

Pro forma	$(0.03)

     As explained in Note 7, prior to adopting SFAS 123R on January 1, 2006, the Company recorded changes in the intrinsic value of its repriced options in its Statement of Operations, including the $83,753 charge in the first quarter of 2005, which is shown in the above table. In accordance with SFAS 123R, the Company no longer includes changes in the intrinsic value of its repriced options in its Statement of Operations.
     During the first quarter of 2006, the Company included a charge of $247,000 in its Statement of Operations. The $247,000 charge represents the stock compensation expense computed in accordance with SFAS 123R. There was no corresponding charge included in the Statement of Operations during the first quarter of 2005. The adoption of SFAS 123R had no effect on cash flows or basic and diluted earnings per share during the first quarter of 2006.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, all of which have been approved by stockholders. Pursuant to the terms of the plan, no additional options are being granted under the 1995 Stock Option Plan. A total of 19,800,000 options may be granted under the other shareholder approved plans. The Company has also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     Under the Company’s stock option and incentive plans, options may be granted to directors, officers and employees. Stock option grants generally vest ratably over three to four years and expire within ten years after the date of grant. Stock options granted under the 1995 Director Stock Option Plan vest in one year.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Weighted average expected term (years)	6.0	6.0
Weighted average expected volatility	90.7%	75.0%
Weighted average dividend per share	—	—
Weighted average risk free interest rate	4.3%	3.7%
Weighted average fair value of options granted per share	$0.46	$0.33
     Effective January 1, 2006, the Company modified the assumptions used to determine the fair value of options granted in accordance with SFAS No. 123R and SEC Staff Accounting Bulletin (SAB) No. 107. The assumptions used to determine the fair values of options granted after January 1, 2006 are based on the following:

(i)	The expected term represents the period of time that the options are expected to be outstanding. Where appropriate in accordance with SAB 107, the Company utilized the midpoint between the vesting date and the contractual term in determining the expected term of options that met the criteria for using this method under SAB 107. The expected term of options that do not meet the SAB 107 criteria is based on historical experience with exercise and post-vesting employment termination behavior.

(ii)	The expected volatility is based on the historical volatility of the Company’s closing stock price on the last trading day of each calendar month for a period equal to the expected term of the option.

(iii)	The risk-free interest rate is based on the U.S. Treasury rate with a maturity date that corresponds with the expected term of the option.
     Stock option activity for the three months ended March 31, 2006 is summarized as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Shares	Exercise Price	Life in Years	Value
Outstanding, December 31, 2005	20,385,278	$0.71
Granted	502,000	0.60
Exercised	(111,006)	0.50
Terminated	(558,779)	0.61

Outstanding, March 31, 2006	20,217,493	0.72	6.25	$938,071

Exercisable, March 31, 2006	14,282,915	0.76	5.14	553,387

     As of March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     Additional information on option activity for the three months ended March 31, 2006 is as follows:

Three Months
ended
March 31, 2006
Total fair value of shares vested	$259,691
Total intrinsic value of options exercised	11,989
(7) Stock-Based Compensation Related to Repriced Options
     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 5,251,827 shares of common stock to $0.50 per share, which represented the market value of the common stock on the date of the repricing. Prior to the adoption of SFAS 123R, these options were subject to variable plan accounting which required the Company to re-measure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended March 31, 2005, the Company recognized $83,753 as stock compensation expense from repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and March 31, 2005.
(8) Related Party Transactions
     In the three months ended March 31, 2006 and in connection with the financing commitment discussed in Note (10)(b), the Company agreed to pay one of the Company’s directors a commission equal in value to 5% of the amount available to the Company under the financing commitment described in Note (10)(b) below. The Company has paid $262,500 of such commission and is negotiating the form of payment for the remaining $225,000. In the three months ended March 31, 2006 and 2005, the Company paid another director of the Company $5,000 for consulting services.
(9) Comprehensive Income
     The following table includes the components of comprehensive income for the three months ended March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
Net loss	$(3,650,013)	$(3,222,344)
Other comprehensive income	10,511	5,269

Total comprehensive loss	$(3,639,502)	$(3,217,075)

Other comprehensive income represents the net unrealized gains on available-for-sale investments.
(10) 2006 Financings
(a) Private Financing
     On March 24, 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $0.44 per share 22,159,092 shares of common stock and warrants to purchase 16,619,319 shares of common stock. The warrants to purchase common stock have an exercise price of $0.65 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, the Company may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, total approximately $8.9 million. The Company has filed a registration statement covering the common stock and the common stock issuable upon exercise of the warrants, which has been declared effective. Under a registration rights agreement, the Company is subject to liquidated damages equal to 1% of the aggregate purchase price of the securities purchased in the private financing and then held by the purchasers for each 30 day period during which sales of such securities cannot be made pursuant to such registration statement after it has been declared effective, in each case subject to specified exemptions and to an overall maximum of 10% of the purchase price of the securities.
(b) Financing Commitment
     On March 24, 2006, the Company secured a commitment from an investor to purchase up to $9.8 million of the Company’s common stock between June 24, 2006 and December 31, 2006. The Company may require the investor to purchase in up to three drawdowns, which shall be made at its discretion, up to $9.8 million of newly-issued shares of the Company’s common stock at a price that is equal to the greater of 80% of the volume weighted average closing price during a five-day pricing period preceding the date that the Company notifies the investor of the sale and a floor price of $0.64 per share. The Company’s ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that the Company may drawdown up to $2.5 million prior to such registration statement being declared effective, and (ii) stockholder approval of an increase in the Company’s authorized common stock, which the Company expects to seek at its 2006 annual meeting of stockholders, except for approximately $1.0 million which the Company could issue without seeking shareholder approval of an increase in authorized common stock. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 15,234,375 shares of common stock could be issued under the commitment.

The Company is not obligated to sell any of the $9.8 million of common stock available under the commitment and there are no minimum commitments or minimum use penalties. The commitment does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the commitment amount to approximately $0.9 million. If the Company elects to sell the entire $9.8 million of its common stock pursuant to the commitment, the net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 6,093,750 shares of common stock at an exercise price of $0.74 per share. The warrants are exercisable by cash payment only. The warrants are exercisable beginning September 24, 2006. The warrants expire if not exercised by September 24, 2011. On or after March 24, 2010, Idera may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants. The Company has filed a registration statement covering the common stock issuable upon exercise of the warrants, which has been declared effective.
(c) Amendment to Rights Agreement
     On March 24, 2006, in connection with the private financing described in Note 10(a), the Company entered into an amendment (“Amendment No. 2”) to the Rights Agreement, dated as of December 10, 2001, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC, as Rights Agent. Amendment No. 2 modifies the definition of “Exempted Persons” that are excluded from the definition of “Acquiring Person” under the Rights Agreement to provide that Baker Brothers Investments, together with its affiliates and associates (the “Baker Entities”), will be an Exempted Person under the Rights Agreement until such time as the Baker Entities beneficially own more than 35,000,000 shares of the Company’s common stock (subject to adjustment) or less than 14% of the common stock then outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We have developed proprietary DNA- and RNA-based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. We believe that these immune modulatory oligonucleotide, or IMO™, compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. IMO-2055, our lead drug candidate, is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. We have selected another TLR9 agonist, IMO-2125, as a lead compound for infectious diseases. We are also collaborating with Novartis to develop treatments for asthma and allergies using other of our TLR9 agonist compounds. Our IMO compounds targeted to TLR7 and TLR8 are in the discovery stage.
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
     We have incurred total losses of $316.7 million through March 31, 2006 and expect to incur substantial operating losses in the future. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2006, we expect that our research and development expenses will be higher than those in 2005 as we continue to advance IMO-2055 through clinical development.
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
     Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition, as described under the caption “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005, fit the definition of “critical accounting estimates and judgments.”
STOCK BASED COMPENSATION
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. This statement requires us to recognize all share-based payments to employees in the financial statements based on their fair values. We have chosen to adopt SFAS 123R on a modified prospective basis and the statement of operations does not include compensation costs calculated under the fair value method of SFAS 123R in the first quarter of 2005. Since the adoption of this new guidance there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements and no material cumulative adjustments were recorded in the first quarter of 2006.
     During the first quarter of 2006, we included a charge of $247,000 in our statement of operations, which represents the stock compensation expense computed in accordance with SFAS 123R. There was no corresponding charge included in the statement of operations during the first quarter of 2005. We expect that the stock based compensation charges in our statement of operations for the remaining quarters of 2006 will be similar to the charge included in the first quarter of 2006 with no corresponding charges in the 2005 quarters. However, the amount of future charges cannot be forecasted precisely since it is dependent, in part, on future stock option grants and other factors which cannot be accurately predicted at this time.
     Prior to adopting SFAS 123R on January 1, 2006, we recorded changes in the intrinsic value of our repriced options in our Statement of Operations, including a $83,753 charge in the first quarter of 2005. In accordance with SFAS 123R, we no longer include changes in the intrinsic value of our repriced options in our statement of operations.
     As of March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.9 years.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
Alliance Revenue
     Total alliance revenue increased by $465,000, or 272%, from $171,000 for the three months ended March 31, 2005 to $636,000 for the three months ended March 31, 2006. The difference in revenues between the first quarter of 2006 and the first quarter of 2005 was primarily due to license fees we recognized under our collaboration agreement with Novartis, which we entered into in May 2005. In July 2005, we received from Novartis a $4.0 million upfront fee in connection with this agreement. We are recognizing this $4.0 million upfront license fee over two years with the balance being recorded in deferred revenue. Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of third-party expenses, license fees, sublicense fees, and royalty payments.
Research and Development Expenses
     Research and development expenses increased by $705,000, or 27%, from $2,659,000 for the three months ended March 31, 2005 to $3,364,000 for the three months ended March 31, 2006. The increase in the first quarter of 2006 was primarily attributable to increased costs associated with the development of our lead cancer drug candidate, IMO-2055. The increase was also attributable to IND-enabling safety study costs associated with our pre-IND lead infectious disease compound, IMO-2125, and stock-based compensation attributable, in part, to our adoption of SFAS 123R.

     Our lead drug candidate in our IMO program is IMO-2055. We are developing IMO-2055 for oncology applications under the name IMOxine. In the three months ended March 31, 2006 and 2005, we incurred approximately $1.0 million and $0.7 million, respectively, in direct external expenses to develop IMO-2055. These expenses include payments to independent contractors and vendors for our ongoing clinical trials and for preclinical studies. For the three months ended March 31, 2005, these expenses also included drug manufacturing and related costs. Internal costs such as payroll and overhead are excluded.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, or “second-line” patients, into the first stage of the trial. We also expected to enroll in the first stage of the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. In October 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the FDA a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we are now seeking to enroll up to 92 patients in the first stage of the trial and we plan to continue patient recruitment into the first half of 2006.
     On October 26, 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We are seeking to enroll 12 to 18 refractory solid tumor patients in the Phase 1 portion of the trial to evaluate the safety of the combination. If successful, we plan to use Phase 1 data for dose selection for the subsequent Phase 2 portion of the trial as first-line treatment of non-small cell lung cancer patients.
     Because our IMO-2055 development and our other research and development programs are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain.
General and Administrative Expenses
     General and administrative expenses increased by $87,000, or 11%, from $802,000 in the three months ended March 31, 2005 to $889,000 in the three months ended March 31, 2006. The increase primarily reflects higher stock-based compensation resulting from our adoption of SFAS 123R.
Investment Income, net
     Investment income increased by approximately $6,000, or 8%, from $67,000 in the three months ended March 31, 2005 to $73,000 in the three months ended March 31, 2006. This increase resulted from higher interest rates and less premium amortization offsetting interest income in the three months ended March 31, 2006.
Interest Expense
     For the three months ended March 31, 2006, interest expense of approximately $105,000 consisted of interest on our 4% convertible subordinated notes issued in May 2005 and amortization of deferred financing costs associated with these notes. We had no interest expense for the three months ended March 31, 2005.

Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $3,650,000 for the three months ended March 31, 2006, as compared to $3,223,000 for the three months ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $0.44 per share 22,159,092 shares of common stock and warrants to purchase 16,619,319 shares of common stock. The warrants to purchase common stock have an exercise price of $0.65 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, we may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. We may exercise our right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $8.9 million.
     In March 2006, we secured a commitment from an investor to purchase up to $9.8 million of our common stock between June 24, 2006 and December 31, 2006. We may require the investor to purchase in up to three drawdowns, which shall be made at our discretion, up to $9.8 million of newly-issued shares of our common stock at a price that is equal to the greater of 80% of the volume weighted average closing price during a five-day pricing period preceding the date that we notify the investor of the sale and a floor price of $0.64 per share. Our ability to make drawdowns is conditioned upon (i) the effectiveness of a registration statement covering the resale of the shares to be issued under the commitment, except that we may drawdown up to $2.5 million prior to such registration statement being declared effective, and (ii) stockholder approval of an increase in our authorized common stock, which we expect to seek at our 2006 annual meeting of stockholders, except for approximately $1.0 million which we could issue without seeking shareholder approval of an increase in our authorized common stock. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 15,234,375 shares of common stock could be issued under the commitment. We are not obligated to sell any of the $9.8 million of common stock available under the commitment and there are no minimum commitments or minimum use penalties. The commitment does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the commitment amount to approximately $0.9 million. If we elect to sell the entire $9.8 million of our common stock pursuant to the commitment, the net proceeds to us, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, we issued warrants to the investor to purchase 6,093,750 shares of our common stock at an exercise price of $0.74 per share. The warrants are exercisable by cash payment only. The warrants are exercisable beginning on September 24, 2006. The warrants expire if not exercised by September 24, 2011. On or after March 24, 2010, we may redeem the warrants for $0.01 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. We may exercise our right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants.
     In connection with the financing commitment discussed above, we agreed to pay one of our directors a commission equal in value to 5% of the amount available to us under the purchase agreement. We have paid $262,500 of such commission and are negotiating the form of payment for the remaining $225,000.
Cash Flows
     As of March 31, 2006, we had approximately $13,203,000 in cash, cash equivalents and short-term investments, an increase of approximately $4,827,000 from December 31, 2005.
     We used approximately $3,366,000 of cash for operating activities during the three months ended March 31, 2006, principally to fund our research and development expenses and our general and administrative expenses. The $3,366,000 primarily consists of our net loss of $3,650,000 for the period, as adjusted for non-cash stock-based compensation, the increase in our prepaid expenses reflecting scheduled payments for our Phase 2 clinical trial, the increase in our accrued expenses and a decrease in our deferred revenue.
     The net cash provided by investing activities during the first quarter of 2006 of $1,805,000 reflects our purchase of approximately $1,990,000 in securities offset by our sale of $600,000 of securities and the proceeds of approximately $3,200,000 from securities that matured in the first quarter of 2006.
     The net cash of approximately $8,190,000 provided by financing activities during the first quarter of 2006 reflects the approximately $9,750,000 in gross proceeds that we received from the private placement financing offset by the associated expenses of both the March 2006 private placement and the March 2006 financing commitment. Net cash provided by financing activities also reflects approximately $70,000 we received from the exercise of stock options during the three months ended March 31, 2006.
Funding Requirements
     We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations through January 2007. In addition, in March 2006, we entered into an agreement with an investor under which the investor agreed to purchase up to $9.8 million of our common stock upon drawdowns made at our discretion. Our ability to access this commitment and sell common stock to such investor is subject to stockholder approval of an increase in the number of authorized shares of common stock, which we plan to seek at our annual meeting of stockholders in June 2006, and the effectiveness of a registration statement covering the resale of the shares to be sold. If we are able to access the commitment and sell the full $9.8 million under it, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through mid-2007.
     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond January 2007, or mid-2007 if we drawdown all of the funds pursuant to the commitment, we must raise additional funds in 2007 from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.
     We believe that the key factors that will affect our internal and external sources of cash are:
•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
Contractual Obligations
     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. We renewed our agreement with our chief financial officer in April 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2006, we have no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of March 31, 2006, we had incurred operating losses of approximately $316.7 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations through January 2007. In March 2006, we secured a commitment from an investor to purchase up to $9.8 million of our common stock upon drawdowns made at our discretion. Our ability to access this commitment and sell common stock to such investor is subject to stockholder approval of an increase in the number of authorized shares of common stock, which we plan to seek at our annual meeting of stockholders in June 2006, and the effectiveness of a registration statement covering the resale of the shares to be sold. If we are able to make drawdowns under this commitment and sell the full $9.8 million of common stock under it, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through mid-2007.
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
     We are investing a significant portion of our time and financial resources in the development of our lead drug candidate, IMO-2055. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of this product. The commercial success of this product will depend on several factors, including the following:
•	acceptable safety profile during the trial and during commercial use;

•	successful completion of clinical trials;

•	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product in the medical community and with third-party payors.
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

     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A failure of one or more of our clinical trials can occur at any stage of testing. Further, there is to date little data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:
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
     As an example, in 1997, after reviewing the results from the clinical trial of GEM91, a first generation antisense compound and our lead drug candidate at the time, we determined not to continue the development of GEM91 and suspended clinical trials of this product candidate.
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
     The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. The FDA has not granted marketing approval to any products based on IMO technology or TLR9 agonists, and no such products are currently being marketed. The FDA has approved a small molecule against TLR7, which 3M Pharmaceuticals is selling under the name Aldara cream, for the treatment of genital warts, basal cell carcinoma and actinic keratosis. As a result, it may be more difficult for us to achieve regulatory approval or market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.
Competition for technical and management personnel is intense in our industry, and we may not be able to sustain our operations or grow if we are unable to attract and retain key personnel.

     Our success is highly dependent on the retention of principal members of our technical and management staff, including Sudhir Agrawal and Robert Karr. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Karr serves as our President. Dr. Agrawal has made significant contributions to the field of antisense technology, and has led the development of IMO Technology. He is named as an inventor on over 230 patents and patent applications worldwide. Dr. Karr has extensive experience in the pharmaceutical industry. Drs. Agrawal and Karr provide us leadership for management, research and development activities. The loss of either Dr. Agrawal’s or Dr. Karr’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
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
     We are subject to comprehensive regulatory requirements, with which compliance is costly and time-consuming; if we fail to comply with these requirements, we could be subject to adverse consequences and penalties.
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
     We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.
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
     We may not have rights under some patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or under patents that might issue from United States and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.
We may lose our rights to patents, patent applications or technologies of third parties if our licenses from these third parties are terminated. In such an event, we might not be able to develop or commercialize products covered by the licenses.
     We are party to seven license agreements in the field of antisense technology under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.
We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages or require us to stop our development and commercialization efforts.
     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances in which we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, 2003, and 2005, we became involved in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, for certain of our antisense and ribozyme patents. All of these interferences have since been resolved. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.
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
     There are a limited number of manufacturers that operate under the FDA’s current good manufacturing practices regulations capable of manufacturing our products. As a result, we may have difficulty finding manufacturers for our products with adequate capacity for our needs. If we are unable to arrange for third-party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance,

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control,

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us,

•	the potential that any such third-party manufacturer will develop know-how owned by such third party in connection with the production of our products that is necessary for the manufacture of our products, and

•	reliance upon third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.
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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of the clinical trials of our products and expect to continue to do so. For example, we have contracted with PAREXEL International to manage our Phase 2 clinical trial of IMO-2055 in renal cell carcinoma. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
If we are unable to obtain adequate reimbursement from third-party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.
     Most patients will rely on Medicare and Medicaid, private health insurers and other third-party payors to pay for their medical needs, including any drugs we may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. Congress recently enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.
     A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products.

     Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved healthcare products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.
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
Risks Relating to an Investment in Our Common Stock
Our corporate governance structure, including provisions in our certificate of incorporation, our by-laws, our stockholder rights plan and Delaware law, may prevent a change in control or management that stockholders may consider desirable.
     Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:
•	a classified board of directors;

•	limitations on the removal of directors;

•	limitations on stockholder proposals at meetings of stockholders;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.
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
     Our stock price has been volatile. During the period from January 1, 2003 to May 1, 2006, the closing sales price of our common stock ranged from a high of $1.69 per share to a low of $0.41 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

ITEM 6. EXHIBITS.
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

IDERA PHARMACEUTICALS, INC

Date: May 12, 2006	/s/ Sudhir Agrawal Sudhir Agrawal
Chief Executive Officer, Chief Scientific
Officer and Director
(Principal Executive Officer)

Date: May 12, 2006	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1	Employment agreement dated April 13, 2006 between Idera Pharmaceuticals, Inc. and Robert G. Andersen.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.