Form 10-Q
period 2006-06-30
IDERA PHARMACEUTICALS, INC.
filed 2006-08-14
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006,
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	17,406,951

Class	Outstanding as of August 2, 2006

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
     Idera™, Amplivax™, IMO™ and Targeted Immune Therapy™ are our trademarks. IMOxine® and GEM® are our registered trademarks. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.
FORWARD-LOOKING STATEMENTS
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II- Item 1A. Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL STATEMENTS
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS
(UNAUDITED)

		PRO FORMA
	JUNE 30,	JUNE 30,	DECEMBER 31,
	2006	2006	2005
		Note 14
Assets
Current assets:
Cash and cash equivalents	$2,045,348	$5,545,344	$984,766
Short-term investments	6,702,202	6,702,202	7,390,903
Receivables	146,932	146,932	175,905
Prepaid expenses and other current assets	427,351	427,351	498,347

Total current assets	9,321,833	12,821,829	9,049,921
Property and equipment, net	339,397	339,397	418,684
Deferred financing costs	409,115	409,115	520,692

Total Assets	$10,070,345	$13,570,341	$9,989,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$717,812	$717,812	$536,371
Accrued expenses	1,690,653	1,690,653	1,338,048
Current portion of capital lease	6,519	6,519	6,519
Current portion of deferred revenue	2,133,787	2,133,787	2,171,287

Total current liabilities	4,548,771	4,548,771	4,052,225
Long term 4% convertible notes payable	5,032,750	5,032,750	5,032,750
Capital lease	7,061	7,061	10,321
Deferred revenue, net of current portion	165,682	165,682	1,229,451
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized — 5,000,000 shares Series A convertible preferred stock Designated — 1,500,000 shares Issued and outstanding — 655 shares	7	7	7
Common stock, $0.001 par value (Note 14) Authorized—40,000,000 shares Issued and outstanding — 16,721,124, 17,404,717 and 13,927,631 shares at June 30, 2006 actual, June 30, 2006 pro forma and December 31, 2005 actual, respectively	16,721	17,405	13,928
Additional paid-in capital	321,281,281	324,780,593	312,729,992
Accumulated deficit	(320,977,951)	(320,977,951)	(313,000,200)
Accumulated other comprehensive loss	(3,977)	(3,977)	(11,341)
Deferred compensation	—	—	(67,836)

Total stockholders’ equity (deficit)	316,081	3,816,077	(335,450)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,070,345	$13,570,341	$9,989,297

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Alliance revenue	$621,661	$311,465	$1,257,379	$482,750

Operating expenses:
Research and development	3,980,553	3,014,309	7,344,097	5,673,207
General and administrative	996,731	995,683	1,885,996	1,797,549

Total operating expenses	4,977,284	4,009,992	9,230,093	7,470,756

Loss from operations	(4,355,623)	(3,698,527)	(7,972,714)	(6,988,006)
Other income (expense):
Investment income, net	134,192	83,159	206,696	150,295
Interest expense	(105,978)	(37,717)	(211,405)	(37,717)

Net loss	(4,327,409)	(3,653,085)	(7,977,423)	(6,875,428)
Accretion of preferred stock dividends	(164)	(164)	(328)	(328)

Net loss applicable to common stockholders	$(4,327,573)	$(3,653,249)	$(7,977,751)	$(6,875,756)

Basic and diluted net loss per share (Note 4)	$(0.26)	$(0.26)	$(0.52)	$(0.50)

Basic and diluted net loss per share applicable to common stockholders (Note 4)	$(0.26)	$(0.26)	$(0.52)	$(0.50)

Shares used in computing basic and diluted loss per common share (see Note 3 regarding the reverse stock split)	16,718,428	13,880,609	15,443,377	13,875,771

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(7,977,423)	$(6,875,428)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss on disposal of property and equipment	—	2,134
Stock-based compensation	484,036	28,038
Depreciation and amortization expense	197,412	102,216
Issuance of common stock for services rendered	10,000	20,295
Non-cash interest expense	33,643	20,407
Changes in operating assets and liabilities —
Accounts receivable	28,973	(158,142)
Prepaid expenses and other current assets	70,996	(317,212)
Accounts payable and accrued expenses	500,403	(405,878)
Deferred revenue	(1,101,269)	(101,269)

Net cash used in operating activities	(7,753,229)	(7,684,839)

Cash Flows From Investing Activities:
Purchase of available for sale securities	(13,255,782)	(2,000,000)
Proceeds from sale of available-for-sale securities	3,445,000	—
Proceeds from maturity of available-for-sale securities	10,525,000	4,000,000
Purchase of property and equipment	(24,700)	(10,904)

Net cash provided by investing activities	689,518	1,989,096

Cash Flow From Financing Activities:
Proceeds from issuance of convertible notes payable	—	5,032,750
Sale of common stock and warrants, net of issuance costs	8,047,821	—
Issuance costs from financing	—	(386,480)
Payments on capital lease	(3,260)	—
Proceeds from exercise of common stock options and warrants	79,732	59,046

Net cash provided by financing activities	8,124,293	4,705,316

Net increase (decrease) in cash and cash equivalents	1,060,582	(990,427)
Cash and cash equivalents, beginning of period	984,766	5,021,860

Cash and cash equivalents, end of period	$2,045,348	$4,031,433

Supplemental disclosure of non-cash financing and investing activities:
Issuance of warrants for financing	$—	$219,385

Deferred compensation relating to issuance of stock options	$—	$72,000

Accretion of Series A convertible preferred stock dividends	$(328)	$(328)

Issuance of stock for services	$10,000	$20,295

Cash paid for interest	$92,106	$—

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) (AMEX: IDP) is a biotechnology company engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors (TLRs) for the treatment of multiple diseases. The Company is developing proprietary DNA- and RNA- based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. The Company believes that these immune modulatory oligonucleotides, or IMO™ compounds, are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. The Company’s lead drug candidate is IMO-2055, which is also referred to as HYB2055 or IMOxine®. IMO-2055 is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. The Company has selected another TLR9 agonist, IMO-2125, as a lead compound for development for the treatment of infectious diseases. Idera is also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies using other of the Company’s TLR9 agonist compounds. The Company’s IMO compounds targeted to TLR7, TLR8 and those which act as antagonists to TLR9 are in the discovery stage.
     Based on its current operating plan, the Company believes that its existing cash, cash equivalents and short-term investments, together with the $3.5 million in gross proceeds from the sale in July 2006 of common stock at a price of $5.12 per share under a purchase commitment entered into by the Company in March 2006 (see Note 12(b) and 14), will be sufficient to fund operations through March 2007. As more fully described in Note 12(b), in March 2006, the Company secured a purchase commitment from an investor to purchase up to a total of $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company, at its discretion, at a minimum price of $5.12 per share. If the Company elects to sell the remaining $6.3 million of its common stock in the remaining two drawdowns, the Company expects that the proceeds from such sales would enable the Company to pursue its clinical and preclinical development programs and continue operations through August 2007. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances. On June 29, 2006, the Company effected a one-for-eight reverse stock split of its issued and outstanding common stock. All share and per share information herein reflects this reverse stock split.
     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no other committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond March 2007, or August 2007 if it draws down all of the funds pursuant to the purchase commitment described above, the Company must raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or significantly curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006.
(3) Reverse Stock Split
     At the close of business on June 29, 2006, the Company effected a one-for-eight reverse stock split of its issued and outstanding common stock and fixed the number of authorized shares of its common stock at 40,000,000. As a result of the reverse stock split, each share of common stock outstanding at the close of business on June 29, 2006 automatically converted into one-eighth of one share of common stock. All share and per share information herein reflects this reverse stock split.
     The reverse stock split reduced the number of outstanding shares of common stock from approximately 133.8 million shares to approximately 16.7 million shares, subject to reduction for fractional shares that were paid for in cash. Additionally, the reverse stock split resulted in proportionate adjustments to (i) the number of shares of common stock issuable upon conversion of the Company’s Series A convertible preferred stock, (ii) the number of shares of common stock issuable upon conversion of the Company’s 4% convertible subordinated notes due April 30, 2008, (iii) the number of shares of common stock issuable upon the exercise of options and warrants outstanding on June 29, 2006 and the exercise price of such options and warrants, and (iv) the number of shares issuable under the Company’s stock incentive plans, including the Company’s 2005 Stock Incentive Plan, 1997 Stock Incentive Plan, 1995 Director Stock Option Plan, and 1995 Employee Stock Purchase Plan. The reverse stock split did not alter the par value of the common stock, which is $0.001 per share, or modify any voting rights or other terms of the common stock.
     Pursuant to the Rights Agreement, dated as of December 10, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, as amended (the “Rights Agreement”), as a result of the reverse stock split, the number of Rights (as defined in the Rights Agreement) associated with each share of common stock was automatically proportionately adjusted so that (i) eight Rights were then associated with each outstanding share of common stock and (ii) so long as the Rights are attached to the common stock, eight Rights (subject to further adjustment pursuant to the provisions of the Rights Agreement) shall be deemed to be delivered for each share of common stock issued or transferred by the Company in the future.
(4) Net Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(4,327,409)	$(3,653,085)	$(7,977,423)	$(6,875,428)
Accretion of preferred stock dividends	(164)	(164)	(328)	(328)

Numerator for basic and diluted loss per share applicable to common shareholders	$(4,327,573)	$(3,653,249)	$(7,977,751)	$(6,875,756)

Denominator for basic and diluted loss per share (Note 3)	16,718,428	13,880,609	15,443,377	13,875,771

Loss per share — basic and diluted:
Net loss per share	$(0.26)	$(0.26)	$(0.52)	$(0.50)
Accretion of preferred stock dividends	—	—	—	—

Net loss per share applicable to common stockholders	$(0.26)	$(0.26)	$(0.52)	$(0.50)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2006 and 2005, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 8,028,963 and 4,921,736 at June 30, 2006 and 2005, respectively. These antidilutive securities include stock options, warrants, convertible debt instruments and convertible preferred stock and are not included in the Company’s calculation of diluted net loss per common share.

(5) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2006 and December 31, 2005 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at June 30, 2006 and December 31, 2005. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the three and six months ended June 30, 2006 and 2005. There were no losses or permanent declines in value included in “investment income” for any securities in the three and six months ended June 30, 2006 and 2005.
     The Company had no long-term investments as of June 30, 2006 and December 31, 2005. Available-for-sale securities are classified as short-term regardless of their maturity date as if the Company considers them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term available-for-sale investments at market value consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Corporate bonds due in one year or less	$401,308	$2,102,432
Government bonds due in one year or less	570,894	2,484,975
Short term notes	—	901,820
Auction securities	5,730,000	1,901,676

Total	$6,702,202	$7,390,903

(6) Property and Equipment
     At June 30, 2006 and December 31, 2005, net property and equipment at cost consisted of the following:

	June 30,	December 31,
	2006	2005
Leasehold improvements	$444,186	$424,500
Laboratory equipment and other	1,932,964	1,927,950

Total property and equipment, at cost	2,377,150	2,352,450
Less: Accumulated depreciation and amortization	2,037,753	1,933,766

Property and equipment, net	$339,397	$418,684

     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $53,000 and $35,000 for the three months ended June 30, 2006 and 2005, respectively, and $104,000 and $72,000 for the six months ended June 30, 2006 and 2005, respectively. In the first half of 2005, the Company wrote off unused property and equipment that had a cost of approximately $109,000 resulting in a loss of approximately $2,000.
(7) Stock-Based Compensation
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

     Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore, recorded the intrinsic value of stock-based compensation as an expense. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2005.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders, as reported	$(3,653,249)	$(6,875,756)
Less: stock-based compensation (income) expense included in reported net loss	(55,715)	28,038
Add: stock-based employee compensation expense determined under fair value based method for all awards	(236,672)	(452,744)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,945,636)	$(7,300,462)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.26)	$(0.50)

Pro forma	$(0.28)	$(0.53)

     As explained in Note 8, prior to adopting SFAS 123R on January 1, 2006, the Company recorded changes in the intrinsic value of its repriced options in its Statement of Operations, including the $55,715 credit for the three months ended June 30, 2005 and the expense of $28,038 for the six months ended June 30, 2005, which are shown in the above table. In accordance with SFAS 123R, the Company no longer includes changes in the intrinsic value of its repriced options in its Statement of Operations.
     During the three and six months ended June 30, 2006, the Company included charges of approximately $237,000 and $484,000, respectively, in its Statement of Operations. These charges represent the stock compensation expense computed in accordance with SFAS 123R. There were no corresponding charges included in the Statement of Operations during the three and six months ended June 30, 2005. The adoption of SFAS 123R had no effect on cash flows during the first six months of 2006. The adoption of SFAS 123R decreased basic and diluted earnings per share by $0.01 and $0.03, respectively, during the three and six months ended June 30, 2006.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, all of which have been approved by the Company’s stockholders. Pursuant to the terms of the plan, no additional options are being granted under the 1995 Stock Option Plan. Options to purchase a total of 3,037,500 shares of common stock may be granted under the other stockholder approved plans. The Company has also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     Under the Company’s stock option and incentive plans, options may be granted to directors, officers and employees. Stock option grants generally vest ratably over three to four years and expire within ten years after the date of grant. Stock options granted under the 1995 Director Stock Option Plan vest in one year.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Weighted average expected term (years)	6.0	6.0
Weighted average expected volatility	89.7%	75.0%
Weighted average dividend per share	—	—
Weighted average risk free interest rate	4.4%	3.8%
Weighted average fair value of options granted per share	$3.65	$3.36

     Effective January 1, 2006, the Company modified the assumptions used to determine the fair value of options granted in accordance with SFAS No. 123R and SEC Staff Accounting Bulletin (SAB) No. 107. The assumptions used to determine the fair values of options granted after January 1, 2006 are based on the following:
(i)	The expected term represents the period of time that the options are expected to be outstanding. Where appropriate in accordance with SAB 107, the Company utilized the midpoint between the vesting date and the contractual term in determining the expected term of options that met the criteria for using this method under SAB 107. The expected term of options that do not meet the SAB 107 criteria is based on historical experience with exercise and post-vesting employment termination behavior.

(ii)	The expected volatility is based on the historical volatility of the Company’s closing stock price on the last trading day of each calendar month for a period equal to the expected term of the option.

(iii)	The risk-free interest rate is based on the U.S. Treasury rate with a maturity date that corresponds with the expected term of the option.
     Stock option activity for the six months ended June 30, 2006 is summarized as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Shares	Exercise Price	Life in Years	Value
Outstanding, December 31, 2005	2,548,180	$5.71
Granted	70,250	4.83
Exercised	(13,878)	4.00
Terminated	(71,220)	4.92

Outstanding, June 30, 2006	2,533,332	5.72	6.01	$15,646

Exercisable, June 30, 2006	1,853,006	6.07	5.03	15,646

     As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.
     Additional information on option activity for the six months ended June 30, 2006 is as follows:

Six Months
ended
June 30, 2006
Total fair value of shares vested	$496,723
Total intrinsic value of options exercised	11,989
(8) Stock-Based Compensation Related to Repriced Options
     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 656,478 shares of common stock to $4.00 per share, which represented the market value of the common stock on the date of the repricing. Prior to the adoption of SFAS 123R, these options were subject to variable plan accounting which required the Company to re-measure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months ended June 30, 2005, the Company recognized a credit of $55,715 as stock compensation from repriced options as a result of a decrease in the intrinsic value of these options between March 31, 2005 and June 30, 2005. For the six months ended June 30, 2005, the Company recognized $28,038 as stock compensation expense from repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and June 30, 2005.
(9) Related Party Transactions
     During the six months ended June 30, 2006 and in connection with the purchase commitment discussed in Note 12, the Company paid one of the its directors a commission of $487,500 which represented 5% of the amount available to the Company under the purchase commitment.

     In the three and six months ended June 30, 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase 70,684 shares of common stock at an exercise price of $7.12 per share as fees in connection with Pillar Investment Limited acting as the placement agent for the sale of the 4% convertible subordinated notes in May 2005 discussed in Note 11. The warrants have a Black-Scholes value of approximately $219,000.
(10) Comprehensive Income
     The following table includes the components of comprehensive income for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(4,327,409)	$(3,653,085)	$(7,977,423)	$(6,875,428)
Other comprehensive income (loss)	(3,147)	7,540	7,364	12,809

Total comprehensive loss	$(4,330,556)	$(3,645,545)	$(7,970,059)	$(6,862,619)

Other comprehensive income (loss) represents the net unrealized gains and losses on available-for-sale investments.
(11) Notes Payable
     On May 24, 2005, the Company sold approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 (the 4% Notes). Interest on the 4% Notes is payable semi-annually in arrears on April 30 and October 30 and at maturity or conversion. The Company has the option to pay interest on the 4% Notes in cash or in shares of the Company’s common stock at the then current market value of the Company’s common stock. Holders of the 4% Notes may convert, at any time prior to maturity, the principal amount of the 4% Notes (or any portion thereof) into shares of the Company’s common stock at a conversion price of $7.12 per share. The Company may cause the principal amount of the 4% Notes to be converted into shares of the Company’s common stock at the then current conversion price if the volume weighted average of the closing sales prices of the Company’s common stock for 10 consecutive trading days is equal to at least $8.96 per share. If the Company conducts a financing resulting in greater than $10.0 million in gross proceeds, the Company may elect to convert the 4% Notes into shares of the Company’s common stock at the then current conversion price if the purchase price paid by the new investors in the financing (on a common stock equivalent basis) is greater than the then current conversion price of the 4% Notes. Holders of the 4% Notes may demand that the Company redeem the 4% Notes upon a change in control, a merger with an independent company, or a change in the Company’s listing status.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and is amortizing them over the term of the notes. These costs include the Black-Scholes value of the warrants, legal expenses and miscellaneous costs attributable to the placement of the notes.
(12) Private Financing
   (a) Private Financing
     On March 24, 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, total approximately $8.9 million. The Company has filed a registration statement covering the resale of the common stock and the common stock issuable upon exercise of the warrants, which has been declared effective.

   (b) Financing Commitment
     On March 24, 2006, the Company secured a purchase commitment from an investor to purchase from the Company up to $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company at the Company’s discretion. In July 2006, the Company accessed $3.5 million of this purchase commitment and sold 683,593 shares of common stock at a price of $5.12 per share. If the Company elects to draw down any of the remaining $6.3 million in exchange for newly-issued shares of the Company’s common stock, the price at which such shares shall be issued will be equal to the greater of (a) 80% of the volume weighted average closing price during a five-day pricing period preceding the date that the Company notifies the investor of the sale and (b) a floor price of $5.12 per share. The Company’s ability to make additional drawdowns is conditioned upon the effectiveness of a registration statement covering the resale of the shares to be issued under the purchase commitment. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 1,220,703 additional shares of common stock could be issued under the purchase commitment. The Company is not obligated to sell any of the remaining $6.3 million of common stock available under the purchase commitment and there are no minimum commitments or minimum use penalties. The purchase commitment does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. If the Company sells the entire $9.8 million of its common stock pursuant to the purchase commitment, the net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 761,718 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable beginning September 24, 2006. The warrants expire if not exercised by September 24, 2011. On or after March 24, 2010, Idera may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants.
   (c) Amendment to Rights Agreement
     On March 24, 2006, in connection with the private financing described above, the Company entered into an amendment (“Amendment No. 2”) to the Rights Agreement, dated as of December 10, 2001, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC, as Rights Agent. Amendment No. 2 modifies the definition of “Exempted Persons” that are excluded from the definition of “Acquiring Person” under the Rights Agreement to provide that Baker Brothers Investments, together with its affiliates and associates (the “Baker Entities”), will be an Exempted Person under the Rights Agreement until such time as the Baker Entities beneficially own more than 4,375,000 shares of the Company’s common stock (subject to adjustment) or less than 14% of the common stock then outstanding.
(13) Novartis Collaboration
     On May 31, 2005, the Company entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis International Pharmaceutical Ltd. to discover, develop and potentially commercialize immune-modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid the Company a $4.0 million license fee in July 2005. In addition to the $4.0 million upfront payment, Novartis agreed to fund substantially all research activities and make milestone payments to Idera upon the achievement of clinical development, regulatory approval and cumulative net sales milestones. If Novartis elects to exercise its option to develop and commercialize licensed IMOs in the initial collaboration disease areas, Novartis is potentially obligated to pay the Company up to $132.0 million in milestone payments. Novartis is also obligated to pay the Company a royalty on net sales of all products, if any, commercialized by Novartis, its affiliates and sublicensees. The Company is recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. If specific conditions are met, Novartis may choose to expand the collaboration to use identified immune modulatory oligonucleotides for additional human diseases, other than oncology and infectious diseases, which will be subject to agreed upon milestone payments.
(14) Pro Forma Balance Sheet
     In July 2006, the Company drew down $3.5 million of the purchase commitment through the sale of 683,593 shares of common stock at a price of $5.12 per share (see Note 12(b)). The unaudited pro forma balance sheet as of June 30, 2006 reflects the receipt on July 24, 2006 of approximately $3.5 million of gross proceeds from the first drawdown under the commitment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We are developing proprietary DNA- and RNA-based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. We believe that these immune modulatory oligonucleotide, or IMO™, compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases and autoimmune diseases. IMO-2055, our lead drug candidate, is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. We have selected another TLR9 agonist, IMO-2125, as a lead compound for development for the treatment of infectious diseases. We are also collaborating with Novartis to develop treatments for asthma and allergies using other of our TLR9 agonist compounds. Our IMO compounds targeted to TLR7, TLR8 and those which act as antagonists to TLR9 are in the discovery stage.
     Since 2003, we have devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue that focus in future years. These IMO research and development efforts have resulted in over 140 patents and patent applications world wide. Although we are no longer developing our antisense technologies in-house, we have maintained 377 key patents and patent applications in this area and will continue to seek additional collaborators to develop our antisense technologies. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements.
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
     Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005, fit the definition of “critical accounting estimates and judgments.”
STOCK BASED COMPENSATION
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. This statement requires us to recognize all share-based payments to employees in the financial statements based on their fair values. We have chosen to adopt SFAS 123R on a modified prospective basis and the statement of operations does not include compensation costs calculated under the fair value method of SFAS 123R in the first half of 2005. Since the adoption of this new guidance there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements and no material cumulative adjustments were recorded in the first half of 2006.

     During the three and six months ended June 30, 2006, we included charges of approximately $237,000 and $484,000, respectively, in our statement of operations, which represent the stock compensation expense computed in accordance with SFAS 123R. There were no corresponding charges included in the statement of operations during the three and six months ended June 30, 2005. We expect that the stock based compensation charges in our statement of operations for the remainder of 2006 will be similar to the charges included in the first half of 2006 with no corresponding charges in 2005. However, the amount of future charges cannot be forecasted precisely since it is dependent, in part, on future stock option grants and other factors which cannot be accurately predicted at this time.
     Prior to adopting SFAS 123R on January 1, 2006, we recorded changes in the intrinsic value of our repriced options in our Statement of Operations, including a $56,000 credit in the three months ended June 30, 2005 and a charge of $28,000 in the six months ended June 30, 2005. In accordance with SFAS 123R, we no longer include changes in the intrinsic value of our repriced options in our statement of operations.
     As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
  Alliance Revenue
     Total alliance revenue increased by $311,000, or 100%, from $311,000 for the three months ended June 30, 2005 to $622,000 for the three months ended June 30, 2006 and increased by $774,000, or 160%, from $483,000 for the six months ended June 30, 2005 to $1,257,000 for the six months ended June 30, 2006. The difference in revenues between the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005 was primarily due to license fees we recognized under our collaboration agreement with Novartis, which we entered into in May 2005. In 2005, we received from Novartis a $4,000,000 upfront fee in connection with the execution of the agreement. We are recognizing this $4,000,000 upfront fee over two years with the balance being recorded in deferred revenue. Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of third-party expenses, license fees, sublicense fees, and royalty payments.
  Research and Development Expenses
     Research and development expenses increased by $967,000, or 32%, from $3,014,000 for the three months ended June 30, 2005 to $3,981,000 for the three months ended June 30, 2006 and increased by 1,671,000 or 29%, from $5,673,000 for the six months ended June 30, 2005 to $7,344,000 for the six months ended June 30, 2006. The increase in the three and six months ended June 30, 2006 was primarily attributable to increased costs associated with the development of our lead cancer drug candidate, IMO-2055. The increase was also attributable to IND-enabling safety study costs associated with our pre-IND lead infectious disease compound, IMO-2125, and increased stock-based compensation attributable, in part, to our adoption of SFAS 123R.
     The lead drug candidate in our IMO program is IMO-2055. We are developing IMO-2055 for oncology applications under the name IMOxine. In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. The primary endpoint of the trial is to determine the tumor response (increase or decrease in size) by a standard approach referred to as RECIST (Response Evaluation Criteria in Solid Tumors). Secondary objectives include safety, duration of response, time to progression, survival and the effect of the treatment on quality of life. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, or “second-line” patients, into the first stage of the trial. We also expected to enroll in the first stage of the trial some treatment-naïve patients, although the original protocol did not specify a target enrollment for treatment-naïve patients. In October 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the FDA a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. As a result, we are now seeking to enroll up to 92 patients in the first stage of the trial and we plan to continue patient recruitment into the second half of 2006. Recruitment has been slower than projected because of the recent approval of the two new therapies, Sutent® and Nexavar®, for treatment of renal cell carcinoma.
     In October 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine, marketed by Eli Lilly as Gemzar®, and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We enrolled eight refractory solid tumor patients in the original Phase 1 part of the trial. We are seeking to enroll 12 to 18 additional refractory solid tumor patients in the amended Phase 1 portion of the trial to evaluate the safety of the combination. If successful, we plan to use Phase 1 data for dose selection for the subsequent Phase 2 portion of the trial as first-line treatment of non-small cell lung cancer patients.

     We recently announced the formation of an Oncology Clinical Advisory Board to advise us on our Toll-like Receptor, or TLR, targeted development programs in oncology, including our lead drug candidate, IMO-2055. We plan to review with the Oncology Clinical Advisory Board our clinical strategy, including the anticipated Phase 2 portion of our Phase 1/2 clinical trial of IMO-2055.
     Because our IMO-2055 development and our other research and development programs are in the early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of our products, the future timing and costs of our various research and development programs are uncertain. In 2006, we expect that our research and development expenses will continue to be higher than those in 2005 as we continue to advance IMO-2055 through clinical development and IMO-2125 through preclinical development.
  General and Administrative Expenses
     General and administrative expenses increased by $1,000, or less than 1%, from $996,000 in the three months ended June 30, 2005 to $997,000 in the three months ended June 30, 2006 and increased by $88,000, or 5%, from $1,798,000 in the six months ended June 30, 2005 to $1,886,000 in the six months ended June 30, 2006. The increase in the three and six months ended June 30, 2006 primarily reflects higher stock-based compensation resulting from our adoption of SFAS 123R. The increase in both periods is partially offset by a decrease in corporate legal expenses.
  Investment Income, net
     Investment income increased by approximately $51,000, or 61%, from $83,000 in the three months ended June 30, 2005 to $134,000 in the three months ended June 30, 2006 and increased by $57,000, or 38%, from $150,000 in the six months ended June 30, 2005 to $207,000 in the six months ended June 30, 2006. These increases resulted from higher interest rates and lower premium amortization offsetting interest income in the three and six months ended June 30, 2006.
  Interest Expense
     Interest expense increased by $68,000, or 179%, from $38,000 in the three months ended June 30, 2005 to $106,000 in the three months ended June 30, 2006 and increased by $173,000, or 455%, from $38,000 in the six months ended June 30, 2005 to $211,000 in the six months ended June 30, 2006. These increases for the three and six months ended June 30, 2006 reflect interest on our 4% convertible subordinated notes issued in May 2005 and amortization of deferred financing costs associated with these notes.
  Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $4,328,000 for the three months ended June 30, 2006, as compared to $3,653,000 for the three months ended June 30, 2005 and $7,978,000 for the six months ended June 30, 2006, as compared to $6,876,000 for the six months ended June 30, 2005. We have incurred losses of $60.8 million since January 1, 2001 and losses of $260.2 million prior to December 31, 2000 for a total of $321.0 million in losses through June 30, 2006. We expect to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
  Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following means: equity and debt financing, license fees and research funding under collaborative and license agreements, interest income and lease financings.
     In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only and are exercisable any time on or after September 24, 2006. After March 24, 2010, we may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. We may exercise our right to redeem the warrants by providing 20 days prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $8.9 million.
     In March 2006, we secured a purchase commitment from an investor to purchase from us up to $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us at our discretion. In July 2006, we drew down $3.5 million of this commitment through the sale of 683,593 shares of common stock at a price of $5.12 per share. If we elect to draw down the remaining $6.3 million of newly-issued shares of our common stock, the price will be equal to the greater of a) 80% of the volume weighted average closing price during a five-day pricing period preceding the date that we notify the investor of the sale and b) $5.12 per share. Our ability to make additional drawdowns is conditioned upon the effectiveness of a registration statement covering the resale of the shares to be issued under the purchase commitment. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 1,220,703 additional shares of common stock could be issued under the purchase commitment. We are not obligated to sell any of the remaining $6.3 million of common stock available under the purchase commitment and there are no minimum commitments or minimum use penalties. The purchase commitment does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the purchase commitment amount to approximately $0.9 million, which we paid in the six months ended June 30, 2006. If we elect to sell the entire $9.8 million of our common stock pursuant to the purchase commitment, the net proceeds to us, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, we issued warrants to the investor to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share.
     In connection with the purchase commitment discussed above, we paid one of our directors, who acted as our agent, a commission of $487,500 which represented 5% of the amount available to us under the purchase agreement.
  Cash Flows
     As of June 30, 2006, we had approximately $8,748,000 in cash, cash equivalents and short-term investments, an increase of approximately $372,000 from December 31, 2005.
     We used approximately $7,753,000 of cash for operating activities during the six months ended June 30, 2006, principally to fund our research and development expenses and our general and administrative expenses. The $7,753,000 primarily consists of our net loss of $7,977,000 for the period, as adjusted for non-cash stock-based compensation, the increase in our accrued expenses reflecting the costs of manufacturing conducted by a third party in the second quarter of 2006 but for which payment was not due at quarter end and a decrease in our deferred revenue.
     The net cash provided by investing activities during the first half of 2006 of $690,000 reflects our purchase of approximately $13,256,000 in securities offset by our sale of $3,445,000 of securities and the proceeds of approximately $10,525,000 from securities that matured in the first half of 2006.
     The net cash of approximately $8,124,000 provided by financing activities during the first half of 2006 reflects the approximately $9,750,000 in gross proceeds that we received from the private placement to institutional investors in March 2006 offset by the expenses associated with both the March 2006 private placement and the March 2006 purchase commitment. Net cash provided by financing activities also reflects approximately $80,000 we received from the exercise of stock options during the six months ended June 30, 2006.
  Funding Requirements
     We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, together with the $3.5 million in gross proceeds from the sale in July 2006 of common stock under the March 2006 purchase commitment, will be sufficient to fund our operations through March 2007. Under the March 2006 purchase commitment, the investor has agreed to purchase up to $9.8 million of our common stock in up to three drawdowns made at our discretion. Our ability to access the remaining $6.3 million of this commitment and sell common stock to the investor is subject to the effectiveness of a registration statement covering the resale of the shares to be sold. If we are able to access the full purchase commitment and sell the remaining $6.3 million under it, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through August 2007.

     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond March 2007, or August 2007 if we draw down all of the funds pursuant to the purchase commitment, we must raise additional funds in 2007 from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2006, we have no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this quarterly report of Form 10-Q before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.
Risks Relating to Our Financial Results and Need for Financing
We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of June 30, 2006, we had incurred operating losses of approximately $321.0 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, together with the $3.5 million that we drew down in July 2006 through the sale of common stock at a price of $5.12 per share under a purchase commitment, will be sufficient to fund our operations through March 2007. In March 2006, we secured the purchase commitment from an investor to purchase from us up to a total of $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us at our discretion, at a minimum price of $5.12 per share. Our ability to access the remaining $6.3 million of this purchase commitment and sell common stock to such investor is subject to the effectiveness of a registration statement covering the resale of such common stock. If we draw down this $6.3 million, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through August 2007.
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
     • receipt of marketing approvals from the U.S. Food and Drug Administration, or the FDA, and equivalent foreign regulatory authorities;
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, who we refer to as second-line patients, into the first stage of our Phase 2 trial of IMO-2055 in renal cell carcinoma. As of October 2005, our enrollment of second-line patients was less than anticipated, whereas the enrollment of treatment-naïve patients was more than expected. As a result, we amended the trial protocol in October 2005 to accommodate statistical endpoints for both treatment-naïve and second-line patients, thus extending the completion of the trial beyond the time we expected. As a result, we are now seeking to enroll up to 92 patients in the first stage of the trial, and we plan to continue patient recruitment into the second have of 2006. Recruitment has been slower than projected because of the recent approval of two new therapies, Sutent® and Nexavar®, for treatment of renal cell carcinoma. Patient accrual is a function of many factors, including:
•	the size of the patient population,

•	the proximity of patients to clinical sites,

•	the eligibility criteria for the study,

•	the nature of the study,

•	the existence of competitive clinical trials, and

•	the availability of alternative treatments.
     Our product development costs will increase if we experience delays in our clinical trials. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products..
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
     The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. The FDA has not granted marketing approval to any products based on IMO technology or TLR9 agonists, and no such products are currently being marketed. As a result, it may be more difficult for us to achieve regulatory approval or market acceptance of our products. In addition, if products based upon TLR technology being developed by our competitors have negative preclinical or clinical trial results or otherwise are viewed negatively, such events could negatively impact the perception of our TLR technology and market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.
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
     We do not know whether any of our patent applications or those patent applications that we in-license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.
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
     We are party to six license agreements in the field of antisense technology under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us. Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2006 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.
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
     We purchased oligonucleotides for preclinical and clinical testing from Avecia Biotechnology at a preferential price under a supply agreement, which expired in March 2004. We have continued to purchase all of the oligonucleotides we are using in our ongoing clinical trials and preclinical testing from Avecia. The terms of the agreement have been extended until such time as a new agreement is negotiated. If Avecia determines not to accept any purchase order for oligonucleotides or we are unable to enter into a new manufacturing arrangement with Avecia or a new contract manufacturer on a timely basis or at all, our ability to supply the product needed for our clinical trials could be materially impaired. The services of multiple third-party manufactures are utilized to accomplish the final portion of the manufacturing process.
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
     Our stock price has been volatile. During the period from January 1, 2005 to June 30, 2006, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $6.48 per share to a low of $2.88 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
You may suffer additional dilution if we issue additional shares to the investor under the Common Stock Purchase Agreement.
     In March 2006, we entered into a Common Stock Purchase Agreement with an investor. Under this agreement, we secured a purchase commitment from the investor to purchase from us up to a total of $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us, at our discretion. In July 2006, we drew down $3.5 million of this commitment through the sale of 683,593 shares of common stock, and in the future may drawdown the remaining $6.3 million through the sale of additional shares of common stock. In each drawdown, the shares of common stock will be sold at a price equal to 80% of the volume weighted average of the closing prices of the common stock on the five trading days preceding the drawdown notice, but such purchase price in no event will be less than a floor price of $5.12 per share. Based on this floor price, a maximum of 1,220,703 additional shares of common stock could be issued with respect to the remaining $6.3 million of common stock available under the purchase commitment. We are not obligated to sell any of the remaining $6.3 million of common stock available under the purchase commitment and there are no minimum commitments or minimum use penalties. If we issue shares of our common stock to the investor pursuant to the purchase commitment, our then existing stockholders will experience dilution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 7, 2006, the proposals listed below were voted on and approved at the annual meeting of stockholders. These votes have not been adjusted for the effects of the one-for-eight reverse split of the Company’s common stock that was effected on June 29, 2006.

				Broker Non-
Proposal	For	Against/Withheld	Abstain	Votes
To elect Dr. Robert W. Karr to serve as a Class II Director until the 2009 annual meeting of stockholders	99,480,843	1,227,217	—	—

To elect and Dr. James B. Wyngaarden to serve as a Class II Director until the 2009 annual meeting of stockholders	99,473,204	1,234,856	—	—

To approve an amendment to the Company’s Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Common stock from 200,000,000 to 290,000,000 shares	97,433,892	2,925,448	348,720	—

To approve an amendment to the Company’s 2005 Stock Incentive Plan increasing the number of shares of the Company’s Common Stock authorized for issuance from 5,000,000 to 9,000,000 shares	54,911,887	3,448,669	900,639	—

To approve an amendment to the Company’s 1995 Employee Stock Purchase Plan increasing the number of shares of the Company’s Common Stock authorized for issuance from 500,000 to 1,000,000 shares	56,267,627	2,840,682	152,886	—

To approve an amendment to the Company’s Restated Certificate of Incorporation to effect a one-for-four reverse split of the Company’s issued and outstanding shares of Common Stock and to fix on a post-split basis the number of authorized shares of Common Stock at 75,000,000 shares to be effected in the sole discretion of the Board of Directors	95,289,003	4,216,764	1,202,293	—

To approve an amendment to the Company’s Restated Certificate of Incorporation to effect a one-for-six reverse split of the Company’s issued and outstanding shares of Common Stock and to fix on a post-split basis the number of authorized shares of Common Stock at 50,000,000 shares to be effected in the sole discretion of the Board of Directors	94,859,693	4,662,554	1,185,813	—

To approve an amendment to the Company’s Restated Certificate of Incorporation to effect a one-for-eight reverse split of the Company’s issued and outstanding shares of Common Stock and to fix on a post-split basis the number of authorized shares of Common Stock at 40,000,000 shares to be effected in the sole discretion of the Board of Directors	95,793,362	4,800,253	114,445	—

To approve an amendment to the Company’s Restated Certificate of Incorporation to effect a one-for-ten reverse split of the Company’s issued and outstanding shares of Common Stock and to fix on a post-split basis the number of authorized shares of Common Stock at 35,000,000 shares to be effected in the sole discretion of the Board of Directors	94,534,644	4,744,603	1,428,813	—

     In addition to the two directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Dr. Sudhir Agrawal, Mr. Youssef El Zein, Mr. C. Keith Hartley, Mr. William S. Reardon and Dr. Alison Taunton-Rigby. Dr. Paul C. Zamecnik, a former Class II Director, decided not to stand for reelection.
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

IDERA PHARMACEUTICALS, INC

Date: August 14, 2006	/s/ Sudhir Agrawal

Sudhir Agrawal
Chief Executive Officer, Chief Scientific
Officer and Director
(Principal Executive Officer)

Date: August 14, 2006	/s/ Robert G. Andersen

Robert G. Andersen
Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1	Restated Certificate of Incorporation, as amended.

10.1(1)	Employment agreement dated April 13, 2006 between Idera Pharmaceuticals, Inc. and Robert G. Andersen.

10.2	Amendment No. 1, dated July 10, 2006, to the Common Stock Purchase Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares, Ltd.

10.3	Amendment No. 1, dated June 23, 2006, to the Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Biotech Shares Ltd. and Youssef E1 Zein.

10.4	2005 Stock Incentive Plan, as amended.

10.5	Amendment No. 1 to 1995 Employee Stock Purchase Plan, dated June 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report of Form 10-Q, for the quarter ended March 31, 2006 (File No. 001-31918) and incorporated herein by reference.