Form 10-Q
period 2006-09-30
IDERA PHARMACEUTICALS, INC.
filed 2006-11-13
CIK 861838

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006,
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	18,195,614

Class	Outstanding as of November 7, 2006

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

PART I — FINANCIAL STATEMENTS
ITEM 1. UNAUDITED FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS
(UNAUDITED)

		PRO FORMA
	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2006	2006	2005
	Note 16
Assets
Current assets:
Cash and cash equivalents	$1,764,012	$5,144,461	$984,766
Short-term investments	6,298,087	6,298,087	7,390,903
Receivables	168,922	168,922	175,905
Prepaid expenses and other current assets	373,548	373,548	498,347

Total current assets	8,604,569	11,985,018	9,049,921
Property and equipment, net	365,852	365,852	418,684
Deferred financing costs	353,327	353,327	520,692
Restricted Cash	—	619,551	—

Total Assets	$9,323,748	$13,323,748	$9,989,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,126,932	$1,126,932	$536,371
Accrued expenses	1,114,052	1,114,052	1,338,048
Current portion of capital lease	6,519	6,519	6,519
Current portion of deferred revenue	1,502,537	1,502,537	2,171,287

Total current liabilities	3,750,040	3,750,040	4,052,225
Long term 4% convertible notes payable	5,032,750	5,032,750	5,032,750
Capital lease	4,889	4,889	10,321
Deferred revenue, net of current portion	300,464	300,464	1,229,451
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 5,000,000 shares Series A convertible preferred stock Designated — 1,500,000 shares
Issued and outstanding — 655 shares	7	7	7
Common stock, $0.001 par value
Authorized—40,000,000 shares
Issued and outstanding — 17,412,328, 18,193,578 and 13,927,631 shares at September 30, 2006 actual, September 30, 2006 pro forma and December 31, 2005 actual, respectively	17,412	18,194	13,928
Additional paid-in capital	325,015,277	329,014,495	312,729,992
Accumulated deficit	(324,797,017)	(324,797,017)	(313,000,200)
Accumulated other comprehensive loss	(74)	(74)	(11,341)
Deferred compensation	—	—	(67,836)

Total stockholders’ equity (deficit)	235,605	4,235,605	(335,450)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,323,748	$13,323,748	$9,989,297

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Alliance revenue	$572,144	$544,778	$1,829,523	$1,027,528

Operating expenses:
Research and development	3,008,696	2,260,584	9,659,283	7,182,326
General and administrative	1,395,497	1,232,920	3,975,003	3,781,934

Total operating expenses	4,404,193	3,493,504	13,634,286	10,964,260

Loss from operations	(3,832,049)	(2,948,726)	(11,804,763)	(9,936,732)
Other income (expense):
Investment income, net	119,676	106,793	326,373	257,088
Interest expense	(106,529)	(107,816)	(317,935)	(145,533)

Net loss	(3,818,902)	(2,949,749)	(11,796,325)	(9,825,177)
Accretion of preferred stock dividends	(164)	(164)	(492)	(492)

Net loss applicable to common stockholders	$(3,819,066)	$(2,949,913)	$(11,796,817)	$(9,825,669)

Basic and diluted net loss per share (Note 5)	$(0.22)	$(0.21)	$(0.74)	$(0.71)

Basic and diluted net loss per share applicable to common stockholders (Note 5)	$(0.22)	$(0.21)	$(0.74)	$(0.71)

Shares used in computing basic and diluted loss per common share (see Note 4 regarding the reverse stock split)	17,222,795	13,889,380	16,043,086	13,880,346

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(11,796,325)	$(9,825,177)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss on disposal of property and equipment	—	2,134
Stock-based compensation	696,576	149,236
Depreciation and amortization expense	283,266	212,652
Issuance of common stock for services rendered	18,824	27,352
Non-cash interest expense	84,385	71,148
Changes in operating assets and liabilities —
Accounts receivable	6,983	117,833
Prepaid expenses and other current assets	124,799	(412,168)
Accounts payable and accrued expenses	282,179	(382,767)
Deferred revenue	(1,597,737)	3,256,430

Net cash used in operating activities	(11,897,050)	(6,783,327)

Cash Flows From Investing Activities:
Purchase of available for sale securities	(15,746,839)	(9,908,536)
Proceeds from sale of available-for-sale securities	5,545,000	7,600,000
Proceeds from maturity of available-for-sale securities	11,325,000	5,000,000
Purchase of property and equipment	(82,146)	(206,512)

Net cash provided by investing activities	1,041,015	2,484,952

Cash Flow From Financing Activities:
Proceeds from issuance of convertible notes payable	—	5,032,750
Sale of common stock and warrants, net of issuance costs	11,547,819	—
Issuance costs from financing	—	(386,480)
Payments on capital lease	(5,432)	(1,630)
Proceeds from exercise of common stock options and warrants	92,894	72,348

Net cash provided by financing activities	11,635,281	4,716,988

Net increase in cash and cash equivalents	779,246	418,613
Cash and cash equivalents, beginning of period	984,766	5,021,860

Cash and cash equivalents, end of period	$1,764,012	$5,440,473

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Issuance of warrants for financing	$—	$219,385

Deferred compensation relating to issuance of stock options	$—	$72,000

Accretion of Series A convertible preferred stock dividends	$(492)	$(492)

Issuance of stock for services	$18,824	$27,352

Cash paid for interest	$92,106	$—

The accompanying notes are an integral part of these condensed financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) (AMEX: IDP) is a biotechnology company engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors (TLRs) for the treatment of multiple diseases. The Company is developing proprietary DNA- and RNA- based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. The Company believes that these immune modulatory oligonucleotides, or IMO™ compounds, are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases, autoimmune diseases and vaccine adjuvants. The Company’s lead drug candidate is IMO-2055, which is also referred to as HYB2055 or IMOxine®. IMO-2055 is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. The Company has selected another TLR9 agonist, IMO-2125, as a lead compound for development for the treatment of infectious diseases. Idera is also collaborating with Novartis International Pharmaceuticals, Ltd., or Novartis, to develop treatments for asthma and allergies using other of the Company’s TLR9 agonist compounds. Idera is also developing a new class of compounds which act as antagonists to TLRs. The Company’s IMO compounds targeted to TLR7 and TLR8 and the Company’s new class of compounds are in the discovery stage.
     Based on its current operating plan, the Company believes that its existing cash, cash equivalents and short-term investments, including the proceeds from its November 2006 sale of common stock, which resulted in $4.0 million in gross proceeds, will be sufficient to fund operations through June 2007. As more fully described in Note 13(b), in March 2006, the Company secured a purchase commitment from an investor to purchase up to a total of $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company, at its discretion, at a minimum price of $5.12 per share (see Note 13(b) and 16). The Company received $3.5 million in July 2006 and $4.0 million in November 2006 in gross proceeds from the sale of common stock under the purchase commitment. If the Company elects to sell the remaining $2.3 million of its common stock in the remaining drawdown, the Company expects that the proceeds from such sales would enable the Company to pursue its clinical and preclinical development programs and continue operations through August 2007. The Company’s actual cash requirements will depend on many factors, including particularly the scope and pace of its research and development efforts and its success in entering into strategic alliances. On June 29, 2006, the Company effected a one-for-eight reverse stock split of its issued and outstanding common stock. All share and per share information herein reflects this reverse stock split.
     The Company does not expect to generate significant additional funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In addition, it has no other committed external sources of funds. As a result, in order for the Company to continue to pursue its clinical and preclinical development programs and continue its operations beyond June 2007, or August 2007 if it draws down all of the funds pursuant to the purchase commitment described above, the Company must raise additional funds from debt or equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to the Company. If the Company is unable to raise sufficient funds, the Company may be required to delay, scale back or significantly curtail its operating plans and possibly relinquish rights to portions of the Company’s technology or products. In addition, increases in expenses or delays in clinical development may adversely impact the Company’s cash position and require further cost reductions. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited consolidated condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006.
(3) Reclassification and Additional Disclosures
     Prior to the third quarter of 2006, patent costs have been classified as research and development expense. Commencing with this quarterly report of Form 10-Q, these costs will be included in general and administrative expense. In addition, prior to 2006, stock compensation expense was shown separately in the statement of operations. Beginning in 2006, stock compensation expense is included in research and development expense and general and administrative expense. The prior period consolidated financial statements have been reclassified in order to conform with the current presentation.
(4) Reverse Stock Split
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
(5) Net Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(3,818,902)	$(2,949,749)	$(11,796,325)	$(9,825,177)
Accretion of preferred stock dividends	(164)	(164)	(492)	(492)

Numerator for basic and diluted loss per share applicable to common shareholders	$(3,819,066)	$(2,949,913)	$(11,796,817)	$(9,825,669)

Denominator for basic and diluted loss per share (Note 4)	17,222,795	13,889,380	16,043,086	13,880,346

Loss per share — basic and diluted:
Net loss per share	$(0.22)	$(0.21)	$(0.74)	$(0.71)
Accretion of preferred stock dividends	—	—	—	—

Net loss per share applicable to common stockholders	$(0.22)	$(0.21)	$(0.74)	$(0.71)

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2006 and 2005, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 7,542,234 and 4,930,245 at September 30, 2006 and 2005, respectively. These antidilutive securities include stock options, warrants, convertible debt instruments and convertible preferred stock and are not included in the Company’s calculation of diluted net loss per common share.
(6) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2006 and December 31, 2005 consisted of cash and money market funds. On September 30, 2006, certain certificates of deposit which had maturity dates of less than 90 days at the time of purchase were also included as cash equivalents.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with “available-for-sale” investments are recorded in “Accumulated other comprehensive loss” on the accompanying consolidated balance sheet. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends are included in “Investment income, net” on the accompanying consolidated statement of operations for all available-for-sale securities. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at September 30, 2006 and December 31, 2005. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses for the three and nine months ended September 30, 2006 and 2005. There were no losses or permanent declines in value included in “investment income” for any securities in the three and nine months ended September 30, 2006 and 2005.
     The Company had no long-term investments as of September 30, 2006 and December 31, 2005. Available-for-sale securities are classified as short-term regardless of their maturity date as if the Company considers them available to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company’s short-term available-for-sale investments at market value consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Corporate bonds due in one year or less	$299,121	$2,102,432
Government bonds due in one year or less	1,068,726	2,484,975
Short term notes	—	901,820
Certificates of deposit	300,240	—
Auction securities	4,630,000	1,901,676

Total	$6,298,087	$7,390,903

(7) Property and Equipment
     At September 30, 2006 and December 31, 2005, net property and equipment at cost consisted of the following:

	September 30,	December 31,
	2006	2005
Leasehold improvements	$444,186	$424,500
Laboratory equipment and other	1,990,410	1,927,950

Total property and equipment, at cost	2,434,596	2,352,450
Less: Accumulated depreciation and amortization	2,068,744	1,933,766

Property and equipment, net	$365,852	$418,684

     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $31,000 and $42,000 for the three months ended September 30, 2006 and 2005, respectively, and $135,000 and $114,000 for the nine months ended September 30, 2006 and 2005, respectively. In the first half of 2005, the Company wrote off unused property and equipment that had a cost of approximately $109,000 resulting in a loss of approximately $2,000.
(8) Stock-Based Compensation
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
     Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore, recorded the intrinsic value of stock-based compensation as an expense. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2005.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders, as reported	$(2,949,913)	$(9,825,669)
Less: stock-based compensation expense included in reported net loss	121,198	149,236
Add: stock-based employee compensation expense determined under fair value based method for all awards	(266,851)	(719,595)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(3,095,566)	$(10,396,028)

Basic and diluted net loss per share applicable to common stockholders —
As reported	$(0.21)	$(0.71)

Pro forma	$(0.22)	$(0.75)

     As explained in Note 9, prior to adopting SFAS 123R on January 1, 2006, the Company recorded changes in the intrinsic value of its repriced options in its Statement of Operations, including approximately $121,000 and $149,000 of stock compensation expense for the three and nine months ended September 30, 2005, which is shown in the above table. In accordance with SFAS 123R, the Company no longer includes changes in the intrinsic value of its repriced options in its Statement of Operations.
     During the three and nine months ended September 30, 2006, the Company included charges of approximately $213,000 and $697,000, respectively, in its Statement of Operations. These charges represent the stock compensation expense computed in accordance with SFAS 123R. There were no corresponding charges included in the Statement of Operations during the three and nine months ended September 30, 2005. The adoption of SFAS 123R had no effect on cash flows during the first nine months of 2006. The adoption of SFAS 123R decreased basic and diluted earnings per share by $0.01 and $0.05, respectively, during the three and nine months ended September 30, 2006.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted for the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Weighted average expected term (years)	5.9	6.0
Weighted average expected volatility	88.3%	75.0%
Weighted average dividend per share	—	—
Weighted average risk free interest rate	4.5%	3.9%
Weighted average fair value of options granted per share	$3.53	$3.33
     Effective January 1, 2006, the Company modified the assumptions used to determine the fair value of options granted in accordance with SFAS No. 123R and SEC Staff Accounting Bulletin (SAB) No. 107. The assumptions used to determine the fair values of options granted after January 1, 2006 are based on the following:
(i)	The expected term represents the period of time that the options are expected to be outstanding. Where appropriate in accordance with SAB 107, the Company utilized the midpoint between the vesting date and the contractual term in determining the expected term of options that met the criteria for using this method under SAB 107. The expected term of options that do not meet the SAB 107 criteria is based on historical experience with exercise and post-vesting employment termination behavior.
(ii)	The expected volatility is based on the historical volatility of the Company’s closing stock price on the last trading day of each calendar month for a period equal to the expected term of the option.
(iii)	The risk-free interest rate is based on the U.S. Treasury rate with a maturity date that corresponds with the expected term of the option.
Stock option activity for the nine months ended September 30, 2006 is summarized as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Shares	Exercise Price	Life in Years	Value
Outstanding, December 31, 2005	2,548,180	$5.71
Granted	84,000	4.71
Exercised	(13,878)	4.00
Terminated	(571,720)	6.34

Outstanding, September 30, 2006	2,046,582	5.51	5.99	$28,026

Exercisable, September 30, 2006	1,474,815	5.87	4.89	26,089

     As of September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.
     Additional information on option activity for the nine months ended September 30, 2006 is as follows:

Nine Months
ended
September 30,
2006
Total fair value of shares vested	$709,262
Total intrinsic value of options exercised	11,989
(9) Stock-Based Compensation Related to Repriced Options
     In September 1999, the Company’s Board of Directors authorized the repricing of options to purchase 656,478 shares of common stock to $4.00 per share, which represented the market value of the common stock on the date of the repricing. Prior to the adoption of SFAS 123R, these options were subject to variable plan accounting which required the Company to re-measure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three months and nine months ended September 30, 2005, the Company recognized an expense of approximately $121,000 and $149,000, respectively, as stock compensation relating to these repriced options as a result of an increase in the intrinsic value of these options between December 31, 2004 and September 30, 2005. In accordance with SFAS 123R, the Company no longer includes changes in the intrinsic value of repriced options in its statement of operations.

(10) Related Party Transactions
     During the nine months ended September 30, 2006 and in connection with the purchase commitment discussed in Note 13, the Company paid one of the its directors a commission of $487,500 which represented 5% of the amount available to the Company under the purchase commitment.
     In the nine months ended September 30, 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase 70,684 shares of common stock at an exercise price of $7.12 per share as fees in connection with Pillar Investment Limited acting as the placement agent for the sale of the 4% convertible subordinated notes in May 2005 discussed in Note 12. The warrants have a Black-Scholes value of approximately $219,000.
(11) Comprehensive Income
     The following table includes the components of comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(3,818,902)	$(2,949,749)	$(11,796,325)	$(9,825,177)
Other comprehensive income	3,903	173	11,267	12,982

Total comprehensive loss	$(3,814,999)	$(2,949,576)	$(11,785,058)	$(9,812,195)

Other comprehensive income represents the net unrealized gains on available-for-sale investments.
(12) Notes Payable
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
(13) Private Financing
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
   (b) Financing Commitment
     On March 24, 2006, the Company secured a purchase commitment from an investor to purchase from the Company up to $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company at the Company’s discretion. In July 2006, the Company accessed $3.5 million of this purchase commitment and sold 683,593 shares of common stock at a price of $5.12 per share and in November 2006, the Company accessed $4.0 million of this purchase commitment and sold 781,250 shares of common stock at a price of $5.12 per share. If the Company elects to draw down any of the remaining $2.3 million in exchange for newly-issued shares of the Company’s common stock, the price at which such shares shall be issued will be equal to the greater of (a) 80% of the volume weighted average closing price during a five-day pricing period preceding the date that the Company notifies the investor of the sale and (b) a floor price of $5.12 per share. No drawdown may occur within 45 days of any other drawdown, and no single drawdown may exceed $4.0 million. Based on the floor price, a maximum of 439,453 additional shares of common stock could be issued under the purchase commitment. The Company is not obligated to sell any of the remaining $2.3 million of common stock available under the purchase commitment and there are no minimum commitments or minimum use penalties. The purchase commitment does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. If the Company sells the entire $9.8 million of its common stock pursuant to the purchase commitment, the net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 761,718 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable at any time on or prior to September 24, 2011. On or after March 24, 2010, Idera may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants.
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
(15) Subsequent Event
     On October 31, 2006, the Company entered into a lease agreement for laboratory and office space located in Cambridge, MA. The term of the lease commences on May 15, 2007 and expires on June 1, 2014, with one five-year renewal option exercisable by the

Company. The Company intends to move its operations from its current facility to the new facility in May 2007. As part of the lease, the Company was required to restrict approximately $620,000 for a security deposit. The initial annual rent expense will amount to $1.2 million, subject to escalation during each year of the lease term. Total payments over the seven year term of the lease are approximately $9.0 million.
(16) Pro Forma Balance Sheet
     In November 2006, the Company drew down $4.0 million of the purchase commitment through the sale of 781,250 shares of common stock at a price of $5.12 per share (see Note 13(b)). The unaudited pro forma balance sheet as of September 30, 2006 reflects the receipt on November 6, 2006 of approximately $4.0 million of gross proceeds from the second drawdown under the commitment.
     The $620,000 facility lease security deposit discussed in Note 15 is included in non-current assets in the accompanying pro forma balance sheet at September 30, 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs, for the treatment of multiple diseases. We are developing proprietary DNA- and RNA-based compounds that modulate TLRs and are targeted to TLR7, TLR8 or TLR9. We believe that these immune modulatory oligonucleotide, or IMO™, compounds are broadly applicable to large and growing markets where significant unmet medical needs exist, including oncology, asthma and allergies, infectious diseases, autoimmune diseases and vaccine adjuvants. IMO-2055, our lead drug candidate, is a synthetic DNA-based compound, which acts as an agonist for TLR9 and triggers the activation and modulation of the immune system. IMO-2055 is currently in a Phase 2 clinical trial as a monotherapy for renal cell carcinoma and a Phase 1/2 clinical trial in combination with chemotherapy agents for solid tumors. We have selected another TLR9 agonist, IMO-2125, as a lead compound for development for the treatment of infectious diseases. We are also collaborating with Novartis to develop treatments for asthma and allergies using other of our TLR9 agonist compounds. We are also developing a new class of compounds which act as antagonists to TLRs. Our IMO compounds targeted to TLR7 and TLR8 and our new class of compounds which act as antagonists to TLRs are in the discovery stage.
     Since 2003, we have devoted substantially all of our research and development efforts to our IMO technology and products and expect to continue that focus in future years. These IMO research and development efforts have resulted in over 150 patents and patent applications world wide. Although we are no longer developing our antisense technologies in-house, we have maintained over 300 key patents and patent applications in this area and will continue to seek additional collaborators to develop our antisense technologies. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements.
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
STOCK BASED COMPENSATION
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. This statement requires us to recognize all share-based payments to employees in the financial statements based on their fair values. We have chosen to adopt SFAS 123R on a modified prospective basis and the statement of operations does not include compensation costs calculated under the fair value method of SFAS 123R in the first nine months of 2005. Since the adoption of this new guidance there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements and no material cumulative adjustments were recorded in the first nine months of 2006.
     During the three and nine months ended September 30, 2006, we included charges of approximately $213,000 and $697,000, respectively, in our statement of operations, which represent the stock compensation expense computed in accordance with SFAS 123R. There were no corresponding charges included in the statement of operations during the three and nine months ended September 30, 2005. We expect that the stock based compensation charges in our statement of operations for the remainder of 2006 will be similar to the charges included in the first nine months of 2006 with no corresponding charges in 2005. However, the amount of future charges cannot be forecasted precisely since it is dependent, in part, on future stock option grants and other factors which cannot be accurately predicted at this time.
     Prior to adopting SFAS 123R on January 1, 2006, we recorded changes in the intrinsic value of our repriced options in our Statement of Operations, including charges of $121,000 in the three months ended September 30, 2005 and $149,000 in the nine months ended September 30, 2005 as a result of increases in the intrinsic value of the repriced options during these periods. In accordance with SFAS 123R, we no longer include changes in the intrinsic value of our repriced options in our statement of operations.
     As of September 30, 2006, there was $1.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
  Alliance Revenue
     Total alliance revenue increased by $27,000, or 5%, from $545,000 for the three months ended September 30, 2005 to $572,000 for the three months ended September 30, 2006 and increased by $802,000, or 78%, from $1,028,000 for the nine months ended September 30, 2005 to $1,830,000 for the nine months ended September 30, 2006. The increase in revenues between the nine months ended September 30, 2006 and the nine months ended September 30, 2005 was primarily due to license fees we recognized under our collaboration agreement with Novartis, which we entered into in May 2005. In July 2005, we received from Novartis a $4,000,000 upfront fee in connection with the execution of the agreement. We are recognizing this $4,000,000 fee over two years that commenced on the date that we entered into the agreement with the balance being recorded as deferred revenue. Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of third-party expenses, license fees, sublicense fees, and royalty payments.
   Research and Development Expenses
     Research and development expenses increased by $748,000, or 33%, from $2,261,000 for the three months ended September 30, 2005 to $3,009,000 for the three months ended September 30, 2006 and increased by 2,477,000 or 34%, from $7,182,000 for the nine months ended September 30, 2005 to $9,659,000 for the nine months ended September 30, 2006. The increase in the three months ended September 30, 2006 was primarily attributable to manufacturing and IND-enabling safety study expenses associated with our pre-IND lead infectious disease compound, IMO-2125, increased expenditures for our Phase 1/2 clinical trial of IMO-2055 in combination with chemotherapy agents started in October 2005, costs associated with the formation of our Oncology Clinical Advisory Board, and increased compensation expense attributable, in part, to our adoption of SFAS 123R. These increases were partially offset by decreases in research and other IMO-2055 expenses. The increase in the nine months ended September 30, 2006 was primarily attributable to costs relating to manufacturing and IND-enabling safety study costs associated with IMO-2125, Phase 1/2 clinical trial expenses for IMO-2055, Phase 2 clinical trial expenses for IMO-2055 and related nonclinical safety study costs, costs associated with the formation of our Oncology Clinical Advisory Board and increased stock-based compensation attributable, in part, to our adoption of SFAS 123R. In the nine months ended September 30, 2005, we had expenses for manufacturing IMO-2055 that led to a corresponding decrease in expenses in the nine months ended September 30, 2006. This is because IMO-2055 manufactured and expensed during the 2005 period was utilized during the 2006 period and there was no IMO-2055 manufactured and expensed in 2006.

	Three months ended			Nine months ended
	September 30,			September 30,
			Percentage			Percentage
			Increase			Increase
(In thousands)	2006	2005	(Decrease)	2006	2005	(Decrease)
IMO-2055 External Development Expense	$839	$853	(2%)	$2,624	$2,770	(5%)
Other Drug Development Expense	1,213	298	307%	3,708	1,140	225%
Basic Discovery Expense	957	1,110	(14%)	3,327	3,272	2%

Total Research and Development Expense	$3,009	$2,261	33%	$9,659	$7,182	34%

     In the preceding table, research and development expense is set forth in the following three categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound being developed for oncology applications under the name IMOxine. These external expenses reflect payments to independent contractors and vendors for drug development trials and studies conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. Since the date we commenced clinical development of IMO-2055, we have incurred approximately $9.8 million in external expenses in connection with IMO-2055. The decrease in IMO-2055 expenses in the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to lower Phase 2 trial expenses as we approach full enrollment of Stage A of our Phase 2 clinical trial and to a decrease in drug supply expenses as a result of the manufacture and expense recognition of IMO-2055 during the third quarter of 2005 but not during the third quarter of 2006. These decreases were partially offset by an increase in our Phase 1/2 clinical trial expenses and an increase in additional nonclinical safety studies of IMO-2055. The decrease in IMO-2055 expenses in the nine months ended September 30, 2006 was primarily attributable to our manufacture of IMO-2055 in the nine months ended September 30, 2005, as explained above, partially offset by increases in 2006 of nonclinical studies of IMO-2055 and our Phase 1/2 clinical trial expenses of IMO-2055.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. The primary endpoint of the trial is to determine the tumor response, measured by the increase or decrease in size, by a standard approach referred to as RECIST, which stands for Response Evaluation Criteria in Solid Tumors. Secondary objectives include safety, duration of response, time to progression, survival through 12 months after the last dose, and the effect of the treatment on quality of life. The trial was designed as a two-stage trial. Stage A of the trial provided for the evaluation of IMO-2055 at two dose levels, 0.16 mg/kg and 0.64 mg/kg, administered by weekly subcutaneous injection. Based on tumor response rates experience with drugs in clinical use for kidney cancer as of the initiation date for our Phase 2 trial, the statistical design for Stage A of the trial required 23 patients for each dose level. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy for the treatment of metastatic or recurrent clear cell renal carcinoma, who we refer to as second-line patients. We expected a low number of treatment-naïve patients, and the original protocol did not specify a target enrollment for treatment-naïve patients. In October 2005, in response to a higher than expected enrollment rate of treatment-naïve patients in the Phase 2 trial, we submitted to the FDA a protocol amendment that provides for enrollment of up to 46 treatment-naïve patients in the first stage of the trial, in addition to the 46 second-line patients provided for by the original study design. In November 2006, we further amended the protocol to allow us to study additional immune system parameters. Recruitment has been slower than projected because of the recent approval of the two new therapies, Sutent® and Nexavar®, for treatment of the same patient population. We expect to complete enrollment for Stage A of the trial by the end of 2006. Since we cannot predict how long patients will remain on IMO-2055 treatment, we cannot estimate when we will have final results for Stage A of the trial. Decisions with regard to Stage B of the trial will depend on Stage A results.
     In October 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents Gemzar® and carboplatin at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center. We enrolled eight refractory solid tumor patients in the original Phase 1 part of the trial. We are seeking to enroll 12 to 18 additional refractory solid tumor patients in the amended Phase 1 portion of the trial to evaluate the safety of the combination. If successful, we plan to use Phase 1 data for dose selection for the subsequent Phase 2 portion of the trial as first-line treatment of non-small cell lung cancer patients.
     Other Drug Development Expenses. These expenses include internal and external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development in addition to internal costs associated with products in clinical development. The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead. The internal expenses associated with products in clinical development include costs associated with our Oncology Clinical Advisory Board, payroll and overhead. The increase in these expenses in the three and nine months ended September 30, 2006 was primarily attributable to manufacturing and IND-enabling safety study costs associated with our pre-IND lead infectious disease compound, IMO-2125, costs associated with the formation of our Oncology Clinical Advisory Board and an increase in compensation costs attributable to the hiring of additional employees and our adoption of SFAS 123R.
     Our Oncology Clinical Advisory Board, which we referred to above, was recently formed to advise us on the IMO-2055 clinical program. We plan to consider the recommendations of the advisory board and determine which cancer indications to pursue based on the IMO-2055 mechanism of action and clinical and preclinical data. Once we make this determination, we plan to develop additional protocols for FDA review and plan to initiate one or more new trials commencing at the earliest in 2007. If we were to commence such a trial or trials in 2007, our IMO-2055 expenses would increase significantly commencing in 2007.
     Basic Discovery Expense. These expenses include our internal and external expenses relating to the continuing development of our IMO technology and research to identify additional compounds. These expenses reflect payments for lab supplies, external research, professional fees, as well as, payroll and overhead. The decrease in these expenses in the three months ended September 30, 2006 was primarily attributable to a decrease in external research as some of our collaborative agreements were completed. This decrease was partially offset by an increase in compensation costs attributable, in part, to our adoption of SFAS 123R. The increase in these expenses in the nine months ended September 30, 2006 was primarily attributable to an increase in lab supplies and an increase in allocation of overhead costs, as well as, an increase in compensation costs attributable, in part, to our adoption of SFAS 123R. These decreases are partially offset by a decrease in external research as some of our collaborative agreements were completed.
     We do not know if we will be successful in developing IMO-2055 or any of our other product candidates. At this time without knowing the results of our ongoing clinical trials of IMO-2055 and without having agreed upon a development strategy and pathway with the FDA, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, IMO-2055. Moreover, the clinical development of IMO-2055 or any of our other product candidates is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials; and

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials.

General and Administrative Expenses
     General and administrative expenses increased by $162,000, or 13%, from $1,233,000 in the three months ended September 30, 2005 to $1,395,000 in the three months ended September 30, 2006 and increased by $193,000, or 5%, from $3,782,000 in the nine months ended September 30, 2005 to $3,975,000 in the nine months ended September 30, 2006. The increase in the three and nine months ended September 30, 2006 primarily reflects higher compensation attributable, in part, to our adoption of SFAS 123R. The increase in the nine-month period is partially offset by a decrease in corporate legal expenses.
   Investment Income, net
     Investment income increased by approximately $13,000, or 12%, from $107,000 in the three months ended September 30, 2005 to $120,000 in the three months ended September 30, 2006 and increased by $69,000, or 27%, from $257,000 in the nine months ended September 30, 2005 to $326,000 in the nine months ended September 30, 2006. These increases resulted from higher interest rates. The increases are also attributable to changes to our portfolio to include instruments with shorter maturities resulting in lower premium amortization offsetting interest income in the three and nine months ended September 30, 2006.
   Interest Expense
     Interest expense decreased by $1,000, or 1%, from $108,000 in the three months ended September 30, 2005 to $107,000 in the three months ended September 30, 2006 and increased by $172,000, or 118%, from $146,000 in the nine months ended September 30, 2005 to $318,000 in the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2006 reflect interest on our 4% convertible subordinated notes issued in May 2005 and amortization of deferred financing costs associated with these notes.
   Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $3,819,000 for the three months ended September 30, 2006, as compared to $2,950,000 for the three months ended September 30, 2005 and $11,797,000 for the nine months ended September 30, 2006, as compared to $9,826,000 for the nine months ended September 30, 2005. We have incurred losses of $64.6 million since January 1, 2001 and losses of $260.2 million prior to December 31, 2000 for a total of $324.8 million in losses through September 30, 2006. We expect to continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
   Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to service our debt. Historically, we have funded our cash requirements primarily through the following means: equity and debt financing, license fees and research funding under collaborative and license agreements, interest income and lease financings.
     In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share, are fully exercisable and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $8.9 million.
     In March 2006, we secured a purchase commitment from an investor to purchase from us up to $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us at our discretion. In July 2006, we drew down $3.5 million of this commitment through the sale of 683,593 shares of common stock at a price of $5.12 per share and on November 6, 2006, we drew down $4.0 million of this commitment through the sale of 781,250 shares of common stock at a price of $5.12 per share. If we elect to draw down the remaining $2.3 million of newly-issued shares of our common stock, the price will be equal to the greater of a) 80% of the volume weighted average closing price during a five-day pricing period preceding the date that we notify the investor of the sale and b) $5.12 per share. No drawdown may occur within 45 days of any other drawdown. Based on the floor price, a maximum of 439,453 additional shares of common stock could be issued under the purchase commitment. We are not obligated to sell any of the remaining $2.3 million available under the purchase commitment and there are no minimum commitments or minimum use penalties. The purchase commitment does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. The agent fees and other costs directly related to securing the purchase commitment total approximately $0.9 million, which we paid in the nine months ended September 30, 2006. If we elect to sell the entire $9.8 million of our common stock pursuant to the purchase commitment, the net proceeds to us, excluding the proceeds of any future exercise of the warrants, will be approximately $8.9 million. As part of the arrangement, we issued warrants to the investor to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share.

  Cash Flows
     As of September 30, 2006, we had approximately $8,062,000 in cash, cash equivalents and short-term investments, a decrease of approximately $314,000 from December 31, 2005.
     We used approximately $11,897,000 of cash for operating activities during the nine months ended September 30, 2006, principally to fund our research and development expenses and our general and administrative expenses. The $11,897,000 primarily consists of our net loss of $11,796,000 for the period, as adjusted for non-cash stock-based compensation, the increase in our accrued expenses and decreases in deferred revenue and prepaid expenses.
     The net cash provided by investing activities during the first three quarters of 2006 of $1,041,000 reflects our purchase of approximately $15,747,000 in securities offset by our sale of $5,545,000 of securities and the proceeds of approximately $11,325,000 from securities that matured between January 1, 2006 and September 30, 2006.
     The net cash of approximately $11,635,000 provided by financing activities during the first three quarters of 2006 reflects the approximately $9,750,000 in gross proceeds that we received from the private placement to institutional investors in March 2006 and the $3,500,000 in gross proceeds from the sale of common stock in July 2006 under our March 2006 purchase commitment offset by the expenses associated with both the March 2006 private placement and the purchase commitment. Net cash provided by financing activities also reflects approximately $93,000 we received from the exercise of stock options during the nine months ended September 30, 2006.
   Funding Requirements
     We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, including the proceeds from our November 2006 sale of common stock under the March 2006 purchase commitment, which resulted in $4.0 million in gross proceeds, are sufficient to fund our operations through June 2007. If we sell the remaining $2.3 million under the purchase commitment, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through August 2007.
     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds. As a result, in order for us to continue to pursue our clinical and preclinical development programs and continue operations beyond June 2007, or August 2007 if we draw down all of the funds pursuant to the purchase commitment, we must raise additional funds in 2007 from debt, equity financings or from collaborative arrangements with biotechnology or pharmaceutical companies. There can be no assurance that the requisite funds will be available in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to significantly curtail our operating plans and possibly relinquish rights to portions of our technology or products. In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.
     We believe that the key factors that will affect our internal and external sources of cash are:
•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
   Contractual Obligations
     We have contractual obligations in the form of employment agreements, operating leases and consulting and collaboration agreements. On October 31, 2006, we entered into a lease agreement for laboratory and office space located in Cambridge, MA. The term of the lease commences on May 15, 2007 and expires on June 1, 2014, with one five-year renewal option exercisable by the Company. As part of the lease, we were required to restrict approximately $620,000 for a security deposit. The initial annual rent expense will amount to $1.2 million, subject to escalation during each year of the lease term. Total payments over the seven year term of the lease are approximately $9.0 million. We have specified rights to sublease this facility. The Company intends to move its operations from its current facility to the new facility in May 2007
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2006, we have no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included in this quarterly report on Form 10-Q before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.
Risks Relating to Our Financial Results and Need for Financing
We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of September 30, 2006, we had incurred operating losses of approximately $324.8 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, including the proceeds from our November 6, 2006 sale of common stock at a price of $5.12 per share under a purchase commitment, which resulted in $4.0 million in gross proceeds, will be sufficient to fund our operations through June 2007. In March 2006, we secured the purchase commitment from an investor to purchase from us up to a total of $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us at our discretion, at a minimum price of $5.12 per share. If we draw down the $2.3 million remaining under this purchase commitment, we expect to have sufficient cash and investments to be able to pursue our clinical and preclinical development programs and continue operations through August 2007.
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
If our clinical trials are unsuccessful, or if they are delayed or terminated, we may not be able to develop and commercialize our products.
     In order to obtain regulatory approvals for the commercial sale of our products, we are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. We may not be able to complete any clinical trial of a potential product within any specified time period. Moreover, clinical trials may not show our potential products to be both safe and efficacious. In addition, we may not be able to obtain authority from any regulatory agency to complete these trials or complete any other clinical trials. The FDA and other regulatory authorities may not approve any of our potential products for any indication.
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A failure of any of our clinical trials can occur at any stage of testing. Further, there is to date little data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in preclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing, or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:

•	we may not be able to supply an adequate quantity of drug candidate meeting the required quality standards for use in clinical trials or other materials necessary for conducting our clinical trials;

•	our preclinical tests, including toxicology studies, or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect may not be promising;

•	the rate of enrollment or retention of patients in our clinical trials may be less than expected;

•	we might have to suspend or terminate our clinical trials if the participating patients experience serious adverse events or undesirable side effects or are exposed to unacceptable health risks ;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, including any issues identified through inspections of manufacturing or clinical trial operations or clinical trial sites;

•	regulators may hold or suspend our clinical trials while collecting supplemental information on, or clarification of, our clinical trials or other clinical trials, including trials conducted in other countries or trials conducted by other companies;

•	the cost of our clinical trials may be greater than we currently anticipate and/or we may lack sufficient funding to continue clinical trials; and

•	the effects of our products may not be the desired effects or may include undesirable side effects or the products may have other unexpected characteristics.
     As an example, in 1997, after reviewing the results from the clinical trial of GEM91, a first generation antisense compound and our lead drug candidate at the time, we determined not to continue the development of GEM91 and suspended clinical trials of this product candidate.
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. We originally planned to recruit a minimum of 46 patients who had previously failed one prior therapy, who we refer to as second-line patients, into the first stage of our Phase 2 trial of IMO-2055 in renal cell carcinoma. As of October 2005, our enrollment of second-line patients was less than anticipated, whereas the enrollment of treatment-naïve patients was more than expected. As a result, we amended the trial protocol in October 2005 to accommodate statistical endpoints for both treatment-naïve and second-line patients, thus extending the completion of the trial beyond the time we expected. As a result, we are now seeking to enroll up to 92 patients in the first stage of the trial, and we plan to continue patient recruitment into the fourth quarter of 2006. Recruitment has been slower than projected because of the recent approval of two new therapies, Sutent® and Nexavar®, for treatment of the same patient population. Patient accrual is a function of many factors, including:
•	the size of the patient population,

•	the proximity of patients to clinical sites,

•	the eligibility criteria for the study,

•	the nature of the study,

•	the existence of competitive clinical trials, and

•	the availability of alternative treatments.
     Our product development costs will increase if we experience delays in our clinical trials. We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products.
Delays in commencing clinical trials of potential products could increase our costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
     Our drug candidates and our collaborators’ drug candidates will require preclinical and other, nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We are currently conducting clinical trials with IMO-2055 in oncology and plan to commence clinical trials of IMO-2125 in infectious disease in 2007. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
     Commencing clinical trials may be delayed for a number of reasons, including delays in:
•	manufacturing sufficient quantities of drug candidate that satisfy the required quality standards for use in clinical trials;

•	demonstrating sufficient safety to obtain regulatory approval for conducting a clinical trial;

•	reaching an agreement with any collaborators on all aspects of the clinical trial;

•	reaching agreement with contract research organizations, if any, and clinical trial sites on all aspects of the clinical trial;

•	resolving any objections from the FDA or any regulatory authority on an IND application or proposed clinical trial design;

•	obtaining institutional review board approval for conducting a clinical trial at a prospective site; and

•	enrolling patients in order to commence the clinical trial.
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
     Our stock price has been volatile. During the period from January 1, 2005 to September 30, 2006, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $6.48 per share to a low of $2.36 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
     In March 2006, we entered into a Common Stock Purchase Agreement with an investor. Under this agreement, we secured a purchase commitment from the investor to purchase from us up to a total of $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us, at our discretion. In July 2006, we drew down $3.5 million and in November 2006, we drew down $4.0 million of this commitment through the sale of 683,593 and 781,250 shares of common stock, respectively. It is anticipated that we will draw down the remaining $2.3 million in December 2006 through the sale of additional shares of common stock. In each drawdown, the shares of common stock will be sold at a price equal to 80% of the volume weighted average of the closing prices of the common stock on the five trading days preceding the drawdown notice, but such purchase price in no event will be less than a floor price of $5.12 per share. Based on this floor price, a maximum of 439,453 additional shares of common stock could be issued with respect to the remaining $2.3 million of common stock available under the purchase commitment. We are not obligated to sell any of the remaining $2.3 million of common stock available under the purchase commitment and there are no minimum commitments or minimum use penalties. If we issue shares of our common stock to the investor pursuant to the purchase commitment, our then existing stockholders will experience dilution.
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

IDERA PHARMACEUTICALS, INC

Date: November 13, 2006	/s/ Sudhir Agrawal

Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director
(Principal Executive Officer)

Date: November 13, 2006	/s/ Robert G. Andersen

Robert G. Andersen Chief Financial Officer and Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1	Amendment No. 1 to Purchase Agreement between the Company and Biotech Shares Ltd., dated July 10, 2006.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.