Form 10-K/A
period 2006-12-31
IDERA PHARMACEUTICALS, INC.
filed 2007-05-08
CIK 861838

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
Large accelerated filer ☐      Accelerated filer  ☐      Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $53,962,564 based on the last sale price of the registrant’s common stock on the American Stock Exchange on June 30, 2006. As of March 13, 2007, the registrant had 21,204,797 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 13, 2007 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

EXPLANATORY NOTE
     Idera Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the SEC on March 30, 2007, for the purpose of filing Exhibit 10.44 and amending and restating the Exhibit Index. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2007.

Idera Pharmaceuticals, Inc.
By:	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer

Exhibit Index

Incorporated by Reference
Filed
Exhibit		with this	Form or		SEC File
Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 14, 2006	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

4.2	Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent.		S-2	October 10, 2003	333-109630

4.3	Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	August 29, 2003	000-27352

4.4	Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	March 29, 2006	001-31918

4.5	Amendment No. 3 to Rights Agreement dated January 16, 2007 between the Company and Mellon Investor Services, LLC, as rights agent		8-K	January 17, 2007	001-31918

10.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024

10.2	Registration Rights Agreement dated as of February 21, 1990 between Idera Pharmaceuticals, Inc., University of Massachusetts Medical Center and Paul C. Zamecnik.		S-1	November 6, 1995	33-99024

10.3††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.4††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024

10.5††	1995 Director Stock Option Plan.		S-1	November 6, 1995	33-99024

10.6††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024

10.7††	Amendment No. 1 to 1995 Employee Stock Purchase Plan.		10-Q	August 14, 2006	001-31918

10.8††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918

Incorporated by Reference
Filed
Exhibit		with this	Form or		SEC File
Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

10.9††	Consulting Agreement dated as of October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Paul C. Zamecnik.		10-K	March 31, 2003	000-27352

10.10†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352

10.11††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.12†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.13	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352

10.14	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.15	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.16††	Employment Agreement dated April 13, 2006 between Idera Pharmaceuticals, Inc. and Robert G. Andersen.		10-Q	May 12, 2006	001-31918

10.17††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.18††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.19††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.20	Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630

10.21	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003		S-2	October 10, 2003	333-109630

Incorporated by Reference
Filed
Exhibit		with this	Form or		SEC File
Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

and August 29, 2003.

10.22	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630

10.23	Registration Rights Agreement, dated August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.		10-Q	November 12, 2004	001-31918

10.24	Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals, Inc.’s August 27, 2004 financing.		10-Q	November 12, 2004	001-31918

10.25	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.26	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.27	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.28	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918

10.29	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918

10.30	Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.31††	Employment Agreement dated December 5, 2005 by and between Robert W. Karr, M.D. and Idera Pharmaceuticals, Inc.		10-K	March 31, 2006	001-31918

10.32	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.33	Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918

10.34	Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918

10.35	Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918

Incorporated by Reference
Filed
Exhibit		with this	Form or		SEC File
Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

10.36	Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918

10.37	Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918

10.38	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	November 13, 2006	001-31918

10.39	Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.40	Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.41	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

10.42	Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918

10.43†††	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918

10.44	Lease Agreement dated October 31, 2006 between the Company and ARE-MA-Region No. 23, LLC.	X

23.1	Consent of Independent Registered Public Accounting Firm.		10-K	March 27, 2007	001-31918

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 27, 2007	001-31918

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 27, 2007	001-31918

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as		10-K	March 27, 2007	001-31918

Incorporated by Reference
Filed
Exhibit		with this	Form or		SEC File
Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 27, 2007	001-31918

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.
†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.