Form 10-Q
period 2007-03-31
IDERA PHARMACEUTICALS, INC.
filed 2007-05-14
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     .
Commission File Number: 001-31918
IDERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3072298

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	21,253,492
Class	Outstanding as of April 30, 2007

IDERA PHARMACEUTICALS, INC.
FORM 10-Q

     IMOtm is our trademark. Idera® is our registered trademark. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS

	March 31,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,482	$24,596
Short-term investments	30,026	13,591
Receivables	1,572	398
Prepaid expenses and other current assets	466	417

Total current assets	35,546	39,002
Property and equipment, net	1,433	622
Deferred financing costs	—	298
Restricted cash	619	619

Total assets	$37,598	$40,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010	$1,155
Accrued expenses	921	864
Current portion of capital lease	7	7
Current portion of deferred revenue	6,631	5,992

Total current liabilities	8,569	8,018

Long term 4% convertible notes payable	—	5,033
Capital lease obligation, excluding current portion	2	3
Deferred revenue, net of current portion	13,918	15,250

Total liabilities	22,489	28,304

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value,
Authorized — 5,000 shares
Series A convertible preferred stock,
Designated — 1,500 shares,
Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value,
Authorized — 40,000 shares
Issued and outstanding — 21,203 and 20,458 shares at March 31, 2007 and December 31, 2006, respectively	21	20
Additional paid-in capital	347,150	341,743
Accumulated deficit	(332,054)	(329,526)
Accumulated other comprehensive loss	(8)	—

Total stockholders’ equity	15,109	12,237

Total liabilities and stockholders’ equity	$37,598	$40,541

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31,
	2007	2006
Alliance revenue	$1,829	$636

Operating expenses:
Research and development	2,819	2,985
General and administrative	1,953	1,268

Total operating expenses	4,772	4,253

Loss from operations	(2,943)	(3,617)
Other income (expense):
Investment income, net	477	73
Interest expense	(62)	(106)

Net loss	$(2,528)	$(3,650)

Basic and diluted net loss per share (Note 5)	$(0.12)	$(0.26)

Shares used in computing basic and diluted loss per common share	20,787	14,154

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,528)	$(3,650)
Adjustments to reconcile net loss to net cash used in operating activities -
Gain on disposal of property and equipment	(3)	—
Stock-based compensation	435	247
Depreciation and amortization	86	109
Issuance of common stock for services rendered	14	3
Non-cash interest expense	—	50
Changes in operating assets and liabilities -
Accounts receivable	(174)	(7)
Prepaid expenses and other current assets	(49)	(52)
Accounts payable and accrued expenses	(88)	485
Deferred revenue	(1,693)	(551)

Net cash used in operating activities	(4,000)	(3,366)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(26,206)	(1,990)
Proceeds from sale of available-for-sale securities	8,275	600
Proceeds from maturity of available-for-sale securities	1,500	3,200
Purchase of property and equipment	(874)	(5)

Net cash (used in) provided by investing activities	(17,305)	1,805

Cash Flow From Financing Activities:
Sale of common stock and warrants, net of issuance costs	—	8,122
Proceeds from exercise of common stock options and warrants and employee stock purchases	192	69
Payments on capital lease	(1)	(2)

Net cash provided by financing activities	191	8,189

Net (decrease) increase in cash and cash equivalents	(21,114)	6,628
Cash and cash equivalents, beginning of period	24,596	985

Cash and cash equivalents, end of period	$3,482	$7,613

Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock for services rendered	$14	$3

Automatic conversion of 4% convertible subordinated notes into common stock	$5,033	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
(1) (a) Organization
     Idera Pharmaceuticals, Inc., or the Company, is a biotechnology company engaged in the discovery and development of synthetic DNA- and RNA-based compounds for the treatment of cancer, infectious diseases, autoimmune diseases, and asthma/allergies, and for use as vaccine adjuvants. The Company has designed proprietary product candidates to modulate immune responses through Toll-like Receptors, or TLRs. TLRs are specific receptors present in immune system cells that direct the immune system to respond to potential disease threats. Relying on its expertise in DNA and RNA chemistry, the Company identifies product candidates targeted to TLRs 7, 8 or 9 for its internal development programs and for collaborative alliances. It is developing both agonists and antagonists of TLRs 7, 8 and 9. The Company has three internal programs, in oncology, infectious diseases, and autoimmune diseases, and two collaborative alliances relating to the development of treatments for asthma and allergies and the development of adjuvants for vaccines.
     The Company’s most advanced product candidate, IMO-2055, is an agonist of TLR9. The Company is currently conducting a Phase 2 trial of IMO-2055 in oncology and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology. The Company has selected a second TLR9 agonist, IMO-2125, as a lead product candidate for treating infectious diseases and recently submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for this product candidate. In its autoimmune disease program, which is in earlier stages of research, the Company is evaluating TLR antagonists in preclinical models. The Company is collaborating with Novartis International Pharmaceutical, Ltd., or Novartis, for the discovery, development, and commercialization of TLR9 agonists for the treatment of asthma/allergy indications and with Merck & Co., Inc., or Merck, for the use of our TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease.
     The Company has incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $332.1 million at March 31, 2007. The Company expects to incur substantial operating losses in the future and does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     (b) Recently Adopted Accounting Pronouncement
     The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.
     The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2003, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has no interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(3) Reclassification and Additional Disclosures
     Prior to the third quarter of 2006, the Company classified patent costs as research and development expense. The Company now includes these costs in general and administrative expense. The prior period financial statements have been reclassified in order to conform with the current presentation.
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
(5) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2007 and 2006, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 7,475,086 and 8,085,338 for the three months ended March 31, 2007 and 2006, respectively, and consist of stock options, warrants and convertible preferred stock. Antidilutive securities for the three months ended March 31, 2006 also includes convertible debt instruments on an as-converted basis. Net loss is the same as net loss applicable to common stockholders for the three months ended March 31, 2007 and 2006.
(6) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2007 and December 31, 2006 consisted of cash and money market funds. On March 31, 2007, certain certificates of deposit that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents. On December 31, 2006, certain corporate bonds that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ”Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as

“available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive loss” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at March 31, 2007 and December 31, 2006. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses for the three-months ended March 31, 2007 and 2006. There were no losses or permanent declines in value included in “investment income” for any securities in the three months ended March 31, 2007 and 2006.
     The Company had no long-term investments as of March 31, 2007 and December 31, 2006. Available-for-sale securities are classified as short-term regardless of their maturity date as the Company considers them available for use to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. The Company’s short-term available-for-sale investments at market value consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(in thousands)	2007	2006
Certificates of deposit	$5,501	$300
Corporate bonds due in one year or less	1,674	301
Government bonds due in one year or less	8,460	1,595
Government bonds – long term	2,772	—
Auction securities	10,620	11,395
Foreign bonds – long term	999	—

Total	$30,026	$13,591

(7) Property and Equipment
     At March 31, 2007 and December 31, 2006, net property and equipment at cost consists of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Leasehold improvements	$598	$444
Laboratory equipment and other	2,848	2,175

Total property and equipment, at cost	3,446	2,619
Less: Accumulated depreciation and amortization	2,013	1,997

Property and equipment, net	$1,433	$622

     As of March 31, 2007 and December 31, 2006, laboratory equipment and other includes approximately $20,000 of office equipment financed under a capital lease with total accumulated depreciation of approximately $7,000 and $6,000, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $66,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, the Company wrote off unused property and equipment that had a cost of approximately $49,000 resulting in a gain of approximately $3,000.
(8) Restricted Cash
     As part of a new operating lease, which is expected to commence in the second quarter of 2007, the Company was required to restrict approximately $620,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash amount is expected to be reduced by approximately

$103,000 upon each of the second, third and fourth anniversaries of the commencement date, subject to certain conditions.
(9) Stock-Based Compensation
     The Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $345,000 and $247,000 in its statements of operations for the three months ended March 31, 2007 and 2006, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, all of which have been approved by the Company’s stockholders. No additional options are being granted under the 1995 Stock Option Plan and the 1997 Stock Incentive Plan. The Company has also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite vesting period on a straight-line basis. The following assumptions apply to the options granted for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Average risk free interest rate	4.7%	4.3%
Expected dividend yield	—	—
Expected lives	6 years	6 years
Expected volatility	70.6%	90.7%
Weighted average grant date fair value of options granted during the period (per share)	$4.91	$3.67
(10) Related Party Transactions
     In the three months ended March 31, 2006 and in connection with the purchase commitment described in Note (12), the Company agreed to pay $487,000 in commissions to one of the Company’s directors, which represented 5% of the amount available to the Company under the purchase commitment. The Company paid approximately $263,000 of this amount during the first quarter of 2006. In the three months ended March 31, 2006, the Company paid another director of the Company $5,000 for consulting services.
(11) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three months ended March 31, 2007 and 2006.

(in thousands)	March 31, 2007	March 31, 2006
Net loss	$(2,528)	$(3,650)
Other comprehensive (loss) income	(8)	11

Total comprehensive loss	$(2,536)	$(3,639)

Other comprehensive (loss) income represents the net unrealized gains on available-for-sale investments.

(12) Equity Offerings
     In March 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share, are fully exercisable, and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. After March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days’ prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million.
     In March 2006, the Company secured a purchase commitment from an investor to purchase from the Company up to $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company at the Company’s discretion. Prior to December 31, 2006, the Company drew down the full $9.8 million through the sale of 1,904,296 shares of common stock at a price of $5.12 per share resulting in net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, described below, of approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 761,718 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable at any time on or prior to September 24, 2011. On or after March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days’ prior written notice to the holders of the warrants.
(13) 4% Convertible Notes Payable
     In 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes due April 30, 2008 (the 4% Notes). In February 2007, the Company elected to automatically convert these 4% Notes into 706,844 shares of the Company’s common stock effective on February 20, 2007. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005, among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock for a period of ten consecutive trading days ending February 8, 2007 exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and were paid approximately $61,000, which represented accrued interest through February 19, 2007.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes.
(14) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, Novartis elected to extend the research collaboration by an additional year. As a result of such extension, Novartis paid the Company an additional $1.0 million in May 2007. In connection with this extension, the Company extended the time period over which it is amortizing the upfront payment.

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
     Our most advanced product candidate, IMO-2055, is an agonist of TLR9. We are currently conducting a Phase 2 trial of IMO-2055 in oncology and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology. We have selected a second TLR9 agonist, IMO-2125, as a lead product candidate for treating infectious diseases and recently submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for this product candidate. In our autoimmune disease program, which is in earlier stages of research, we are evaluating TLR antagonists in preclinical models. We are collaborating with Novartis International Pharmaceutical, Ltd., or Novartis, for the discovery, development, and commercialization of TLR9 agonists for the treatment of asthma/allergy indications. We also are collaborating with Merck & Co., Inc., or Merck, for the use of our TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease.
     As of March 31, 2007, we had an accumulated deficit of $332.1 million. We expect to incur substantial operating losses in the future and do not expect to generate significant funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2007, we expect that our research and development expenses will be higher than our research and development expenses in 2006 as we commence new clinical trials of IMO-2055 and, subject to our IMO-2125 IND becoming effective, begin clinical trials of IMO-2125.
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

     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006, fit the definition of “critical accounting estimates and judgments.”
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
     Revenue
     Total alliance revenue increased by $1,193,000, or 188%, from $636,000 for the three months ended March 31, 2006 to $1,829,000 for the three months ended March 31, 2007. This increase was primarily due to license fees we recognized under our collaboration agreement with Merck, which we entered into in December 2006. We are recognizing the $20.0 million upfront payment we received from Merck in December 2006 over the expected research term under the collaboration agreement. As a result, we recognized $1.3 million of the upfront payment from Merck as revenue in the first quarter of 2007. In February 2007, Novartis elected to extend our research collaboration with them by an additional year. As a result of such extension, Novartis paid us an additional $1.0 million in May 2007. In connection with this extension, we extended the time period over which we are amortizing the $4.0 million upfront payment received from Novartis in 2005. Under our Novartis research collaboration, we recognized $0.3 million as revenue in the first quarter of 2007 and $0.5 million as revenue in the first quarter of 2006.
     Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of internal and third-party expenses, and license fees, sublicense fees, and royalty payments.
     Research and Development Expenses
     Research and development expenses decreased by $166,000, or 6%, from $2,985,000 for the three months ended March 31, 2006 to $2,819,000 for the three months ended March 31, 2007. The decrease in research and development expenses from March 31, 2006 to March 31, 2007 was primarily due to decreased clinical costs associated with IMO-2055 and decreased IND-enabling safety study costs associated with IMO-2125. These decreased expenses were offset, in part, by increased manufacturing costs associated with IMO-2125, higher payroll costs associated with the addition of employees, and increased stock-based compensation.

	Three Months Ended March 31,
	(In thousands)
			Percentage
			Increase
	2007	2006	(Decrease)
IMO-2055 External Development Expense	$375	$993	(62%)
Other Drug Development Expense	1,183	964	23%
Basic Discovery Expense	1,261	1,028	23%

Total Research and Development Expense	$2,819	$2,985	(6%)

     In 2006, we included patent related costs in research and development expenses but have reclassified them to general and administrative expenses for all periods displayed above. In the preceding table, research and development expense is set forth in the following three categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound that we are developing for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development trials and studies conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $11.0 million in external expenses in connection with IMO-2055. The decrease in IMO-2055 development expenses in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to lower Phase 2 trial expenses as we approached full enrollment of our Phase 2 clinical trial and slower enrollment due to the recent approval of two new therapies developed by other companies for treatment of the same patient populations and to a decrease in non-clinical studies of IMO-2055. These decreases were partially offset by an increase in expenses associated with the Phase 1/2 clinical trial initiated in October 2005.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. The trial is a two-stage, multi-center, open label study of IMO-2055. Under the protocol for the trial, we are seeking to enroll a total of up to 92 patients in the first stage of the trial, 46 who have failed one prior therapy and 46 who are treatment-naïve. We have completed enrollment of the 46 treatment-naïve patients and enrolled 44 patients out of the target of 46 patients who have failed one prior therapy. We have informed investigators that we will cease enrollment in this trial on June 29, 2007 or earlier if the remaining two patients are recruited prior to that date. We expect that when final data are available, we will report the results at an appropriate scientific meeting and will decide on the next steps for evaluation of IMO-2055 in metastatic or recurrent clear cell renal cancer. We will not be able to obtain a complete set of data from the trial until such time as all patients have ceased to receive treatment in the trial.
     In October 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin. We are seeking to enroll up to 26 refractory solid tumor patients in the Phase 1 portion of the trial to evaluate the safety of the combination. As of May 4, 2007, we had enrolled 20 patients in the trial and we expect to complete enrollment in the second quarter of 2007. We expect to announce initial results of the Phase 1 portion of this study by the end of 2007.
     We plan to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents. We intend to initiate clinical trials to investigate IMO-2055 in combination with Tarceva® and in triple combination with Tarceva® and Avastin® in patients with non-small cell lung cancer who have failed one prior therapy. We expect to initiate a Phase 1b trial to assess the safety of the combinations in the third quarter of 2007 and, following an analysis of the results of the Phase 1b trial, to conduct a four-arm randomized, placebo controlled Phase 2 trial of the combinations. We are currently discussing the protocols for both trials with the FDA.
     We also plan to initiate clinical trials to investigate IMO-2055 in combination with Erbitux® and Camptosar® in patients with colorectal cancer who have failed one prior therapy. We expect to initiate a Phase 1b trial to assess safety of this combination in the fourth quarter of 2007 and, following an analysis of the results of the Phase 1b trial, to conduct a randomized, placebo controlled Phase 2 trial of the combination. We plan to discuss the protocols for both trials with the FDA.
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
     For the three months ended March 31, 2007 and 2006, our direct external expenses related to IMO-2125 were approximately $266,000 and $254,000, respectively. The increase in other drug development expenses in the first quarter of 2007 compared with the first quarter of 2006 was primarily attributable to manufacturing of IMO-2125 offset by a decrease in IND-enabling safety study costs associated with IMO-2125. We recently submitted an IND application for IMO-2125 and plan to initiate a Phase 1 trial in hepatitis C patients in the second half of 2007. We have formed a Hepatitis C Clinical Advisory Board, consisting of experienced hepatitis C investigators, which has been advising us on the development of IMO-2125 in hepatitis C. The increase in other drug development expenses was also attributable to an increase in compensation costs as a result of hiring additional employees and higher stock based compensation expense.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the continuing discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead. The increase in these expenses in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to an increase in payroll expenses as we began work under our Merck collaboration and an increase in expenses for laboratory supplies.
     We do not know if we will be successful in developing IMO-2055, IMO-2125 or any of our other product candidates. At this time, without knowing the results of our ongoing clinical trials of IMO-2055 and, without having finalized the protocols for future clinical tests of IMO-2055 and IMO-2125, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, IMO-2055 or IMO-2125. Moreover, the clinical development of IMO-2055 and IMO-2125 or any of our other product candidates is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials; and

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials.
     General and Administrative Expenses
     General and administrative expenses increased by $685,000, or 54%, from $1,268,000 in the three months ended March 31, 2006 to $1,953,000 in the three months ended March 31, 2007. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our regulatory filing requirements, and our business development initiatives.
     The increase in general and administrative expenses from March 31, 2006 to March 31, 2007 was primarily due to increased professional fees associated with marketing research and legal services. The increase also reflects higher payroll expenses associated with a higher number of non-research employees and higher compensation expense related to employee and consultant stock options. These increased expenses were offset, in part, by lower patent preparation costs resulting from a consolidation of our patent portfolio and greater efficiencies in maintaining our patents.
     Investment Income, net
     Investment income increased by approximately $404,000, or 553%, from $73,000 in the three months ended March 31, 2006 to $477,000 in the three months ended March 31, 2007. This increase resulted from higher cash and investment balances in the three months ended March 31, 2007.
     Interest Expense
     Interest expense decreased by approximately $44,000, or 42%, from $106,000 in the three months ended March

31, 2006 to $62,000 in the three months ended March 31, 2007. This decrease resulted from the conversion of all our 4% notes in the aggregate principal amount of approximately $5,033,000 issued in May 2005 into 706,844 shares of common stock on February 20, 2007. The first quarter of 2006 included a full quarter of interest and amortization of deferred financing costs associated with our 4% notes.
     Net Loss
     As a result of the factors discussed above, our net loss was $2,528,000 for the three months ended March 31, 2007 compared to $3,650,000 for the three months ended March 31, 2006. We have incurred losses of $71.9 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $332.1 million through March 31, 2007. We expect to continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     In May 2005, we issued approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 to overseas investors. Interest on the 4% convertible subordinated notes was payable in arrears semi-annually on April 30 and October 30 and at maturity or upon conversion. We had the option to pay interest on the 4% convertible subordinated notes in cash or in shares of common stock at the then current market value of the common stock. In February 2007, we elected to automatically convert the 4% convertible subordinated notes in the aggregate principal amount of $5.0 million into 706,844 shares of our common stock effective on February 20, 2007. We were entitled to exercise the right of automatic conversion because the volume-weighted average of the closing prices of our common stock for the ten consecutive trading days ending February 8, 2007 exceeded $8.90 per share, which represented 125% of the conversion price of the notes.
     In May 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid us a $4.0 million license fee in July 2005. In February 2007, Novartis elected to extend the research phase of the collaboration by one year until May 2008 and, in connection with the extension, paid us $1.0 million in May 2007.
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
     In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants have an exercise price of $5.20 per share, are fully exercisable and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. After March 24, 2010, we may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. We may exercise our right to redeem the warrants by providing 20 days’ prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $8.9 million.
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
Cash Flows
     As of March 31, 2007, we had approximately $33.5 million in cash and cash equivalents and investments, a net decrease of approximately $4.7 million from December 31, 2006. We used $4.0 million of cash for operating activities during the first quarter of 2007. The $4.0 million primarily reflects our $2.5 million net loss for the period, as adjusted for non-cash revenue and expenses, including depreciation and amortization, stock-based compensation, and changes in deferred revenue associated with payments under our collaborative arrangements and our accounts receivable and payable.
     The net cash used in investing activities during the first quarter of 2007 of $17.3 million reflects our purchase of approximately $26.2 million in securities offset by our sale of $8.3 million of securities and the proceeds of approximately $1.5 million from securities that matured in the first quarter of 2007. The net cash used in investing activities also reflects our purchases of laboratory and computer equipment in the first quarter of 2007.
     The net cash provided by financing activities during the first quarter of 2007 of $0.2 million reflects proceeds received from the exercise of stock options and warrants during the first quarter of 2007.
   Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $332.1 million at March 31, 2007. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We had cash, cash equivalents and short-term investments of $33.5 million at March 31, 2007. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2008. We will need to raise additional funds to operate our business beyond such time, including completing any Phase 2 trials involving IMO-2055.
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
Contractual Obligations
     We have contractual obligations in the form of operating and capital leases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, we had no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4T. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.
Risks Relating to Our Financial Results and Need for Financing
We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of March 31, 2007, we had an accumulated deficit of $332.1 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
     We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase as we continue the clinical development of IMO-2055 and commence the clinical development of IMO-2125.
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our research and development programs and other operations.
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our product candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operations at least through December 31, 2008.
     We will need to raise additional funds to operate our business beyond such time, including completing any Phase 2 trials involving IMO-2055. We believe that the key factors that will affect our ability to obtain additional funding are:
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in the first stage of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies developed by other companies, Sutent® and Nexavar®, for treatment of the same patient populations and as a result we have determined to close enrollment of the trial as of June 29, 2007 if the remaining two patients are not recruited prior to that date. Patient accrual is a function of many factors, including:
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
     Our product candidates and our collaborators’ product candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We are currently conducting clinical trials with IMO-2055 in oncology and plan to commence clinical trials of IMO-2125 for hepatitis C in 2007. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
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
     The product candidates that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, we are pursuing an indication for treatment of hepatitis C virus for IMO-2125 and have recently submitted an IND for this product candidate. Coley Pharmaceutical Group, or Coley, and Anadys Pharmaceuticals, Inc., have performed early clinical trials of immune stimulatory compounds for the treatment of hepatitis C, and both programs currently are on hold. We cannot be certain whether such actions will negatively impact the perception of our TLR technology.
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
     There are a limited number of manufacturers that operate under the FDA’s current good manufacturing practices, or cGMP, regulations capable of manufacturing our products. As a result, we may have difficulty finding manufacturers for our products with adequate capacity for our needs. If we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.
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
     Our stock price has been volatile. During the period from January 1, 2005 to March 31, 2007, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $9.45 per share to a low of $2.36 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

IDERA PHARMACEUTICALS, INC
Date: May 14, 2007	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: May 14, 2007	/s/ Robert G. Andersen
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