Form 10-Q
period 2007-06-30
IDERA PHARMACEUTICALS, INC.
filed 2007-08-01
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     .
Commission File Number: 001-31918
IDERA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3072298

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
167 Sidney Street
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	21,335,404
Class	Outstanding as of July 25, 2007

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
     IMOtmand IderaTM are our trademarks. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
BALANCE SHEETS

	June 30,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$24,596
Short-term investments	25,730	13,591
Receivables	410	398
Prepaid expenses and other current assets	754	417

Total current assets	33,180	39,002
Property and equipment, net	1,991	622
Deferred financing costs	—	298
Non-current portion of prepaid expenses	104	—
Restricted cash	619	619

Total assets	$35,894	$40,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$796	$1,155
Accrued expenses	2,121	864
Current portion of capital lease	23	7
Current portion of note payable	276	—
Current portion of deferred revenue	6,497	5,992

Total current liabilities	9,713	8,018

Long term 4% convertible notes payable	—	5,033
Other long term liabilities	11	—
Capital lease obligation, excluding current portion	55	3
Note payable, net of current portion	1,002	—
Deferred revenue, net of current portion	12,395	15,250

Total liabilities	23,176	28,304

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 40,000 shares
Issued and outstanding —21,333 and 20,458 shares at June 30, 2007 and December 31, 2006, respectively	21	20
Additional paid-in capital	347,779	341,743
Accumulated deficit	(335,061)	(329,526)
Accumulated other comprehensive loss	(21)	—

Total stockholders’ equity	12,718	12,237

Total liabilities and stockholders’ equity	$35,894	$40,541

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Alliance revenue	$1,949	$622	$3,778	$1,258

Operating expenses:
Research and development	2,990	3,665	5,809	6,651
General and administrative	2,383	1,312	4,336	2,579

Total operating expenses	5,373	4,977	10,145	9,230

Loss from operations	(3,424)	(4,355)	(6,367)	(7,972)
Other income (expense):
Investment income, net	429	134	906	207
Interest expense	(13)	(106)	(74)	(212)

Net loss	$(3,008)	$(4,327)	$(5,535)	$(7,977)

Basic and diluted net loss per share (Note 4)	$(0.14)	$(0.26)	$(0.26)	$(0.52)

Shares used in computing basic and diluted loss per common share	21,254	16,718	21,023	15,443

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(5,535)	$(7,977)
Adjustments to reconcile net loss to net cash used in operating activities — Gain on disposal of property and equipment	—	—
Stock-based compensation	918	484
Depreciation and amortization	142	197
Issuance of common stock for services rendered	24	10
Non-cash interest expense	—	34
Changes in operating assets and liabilities — Accounts receivable	(12)	29
Prepaid expenses and other current assets	9	71
Accounts payable and accrued expenses	220	500
Deferred revenue	(2,350)	(1,101)

Net cash used in operating activities	(6,584)	(7,753)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(39,257)	(13,256)
Proceeds from sale of available-for-sale securities	18,435	3,445
Proceeds from maturity of available-for-sale securities	8,680	10,525
Purchase of property and equipment	(1,185)	(25)

Net cash (used in) provided by investing activities	(13,327)	689

Cash Flow From Financing Activities:
Sale of common stock and warrants, net of issuance costs	—	8,048
Net proceeds from issuance of note payable	1,278	—
Proceeds from exercise of common stock options and warrants and employee stock purchases	328	79
Payments on capital lease	(5)	(3)

Net cash provided by financing activities	1,601	8,124

Net (decrease) increase in cash and cash equivalents	(18,310)	1,060
Cash and cash equivalents, beginning of period	24,596	985

Cash and cash equivalents, end of period	$6,286	$2,045

Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock for services rendered	$24	$10

Cash paid for interest	$74	$92

Automatic conversion of 4% convertible subordinated notes into common stock	$5,033	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
(1) (a) Organization
     Idera Pharmaceuticals, Inc., or the Company, is a biotechnology company engaged in the discovery and development of synthetic DNA- and RNA-based compounds for the treatment of cancer, infectious diseases, autoimmune diseases and asthma and allergies, and for use as vaccine adjuvants. The Company has designed proprietary product candidates to modulate immune responses through Toll-like Receptors, or TLRs. TLRs are specific receptors present in immune system cells that direct the immune system to respond to potential disease threats. Relying on its expertise in DNA and RNA chemistry, the Company identifies product candidates targeted to TLRs 7, 8 or 9 for its internal development programs and for collaborative alliances. It is developing both agonists and antagonists of TLRs 7, 8 and 9. The Company has three internal programs, in oncology, infectious diseases, and autoimmune diseases, and two collaborative alliances relating to the development of treatments for asthma and allergies and the development of adjuvants for vaccines.
     The Company’s most advanced product candidate, IMO-2055, is an agonist of TLR9. The Company recently closed enrollment of a Phase 2 trial of IMO-2055 in oncology and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology. The Company plans to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents. The Company has selected a second TLR9 agonist, IMO-2125, as a lead product candidate for treating infectious diseases and recently submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for this product candidate. The Company received a “ safe to proceed” acknowledgement from the FDA on June 15, 2007 and is planning to initiate a Phase 1 clinical trial of IMO-2125 in patients with hepatitis C virus infection in the third quarter of 2007. In its autoimmune disease program, which is in earlier stages of research, the Company is evaluating TLR antagonists in preclinical models. The Company is collaborating with Novartis International Pharmaceutical, Ltd., or Novartis, for the discovery, development, and commercialization of its TLR9 agonists for the treatment of asthma and allergy indications and with Merck & Co., Inc., or Merck, for the use of its TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases and Alzheimer’s disease.
     The Company has incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $335.1 million at June 30, 2007. The Company expects to incur substantial operating losses in the future and does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
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
     The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2003, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(3) Reclassification and Additional Disclosures
     Prior to the third quarter of 2006, the Company classified patent costs as research and development expense. The Company now includes these costs in general and administrative expense. The prior period financial statements have been reclassified in order to conform with the current presentation.
(4) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2007 and 2006, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 7,407,978 and 8,028,963 at June 30, 2007 and 2006, respectively, and consist of stock options, warrants and convertible preferred stock. Antidilutive securities at June 30, 2006 also includes convertible debt instruments on an as-converted basis. Net loss applicable to common stockholders is the same as net loss for the three and six months ended June 30, 2007 and 2006.
(5) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2007 and December 31, 2006 consisted of cash and money market funds. On June 30, 2007, certain certificates of deposit that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents. On December 31, 2006, certain corporate bonds that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive loss” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at June 30, 2007 and December 31, 2006. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses for the three or six months ended June 30, 2007 and 2006. There were no losses or permanent declines in value included in “investment income” for any securities in the three or six months ended June 30, 2007 and 2006.

     The Company had no long-term investments as of June 30, 2007 and December 31, 2006. Available-for-sale securities are classified as short-term regardless of their maturity date as the Company considers them available for use to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. The Company’s short-term available-for-sale investments at market value consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(in thousands)	2007	2006
Certificates of deposit	$4,599	$300
Corporate bonds due in one year or less	1,663	301
Government bonds due in one year or less	10,063	1,595
Auction securities	9,405	11,395

Total	$25,730	$13,591

(6) Property and Equipment
     At June 30, 2007 and December 31, 2006, net property and equipment at cost consists of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Leasehold improvements	$411	$444
Laboratory equipment and other	2,684	2,175

Total property and equipment, at cost	3,095	2,619
Less: accumulated depreciation and amortization	1,104	1,997

Property and equipment, net	$1,991	$622

As of June 30, 2007 and December 31, 2006, laboratory equipment and other included approximately $92,000 and $20,000, respectively, of laboratory and office equipment financed under capital leases with total accumulated amortization of approximately $8,000 and $6,000, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $61,000 and $53,000 for the three months ended June 30, 2007 and 2006, respectively, and $127,000 and $104,000 for the six months ended June 30, 2007 and 2006, respectively. In the second quarter of 2007, the Company vacated its previous facility resulting in the writeoff of fully amortized leasehold improvements that had a cost of approximately $445,000. In the six months ended June 30, 2007, the Company also wrote off unused furniture, and obsolete software, computers and other equipment that had an aggregate cost of approximately $580,000 resulting in a loss of $300. During the second quarter of 2007, the Company changed its method of computing depreciation expense to depreciate assets based on the actual periods held rather than the half year convention that was previously used for additions and disposals. This change in method of accounting for depreciation did not have a material impact on depreciation expense or the net loss per share for the six month period ended June 30, 2007, compared to the previous method.
(7) Restricted Cash
     As part of the new operating lease described in Note 15, which commenced in the second quarter of 2007, the Company was required to restrict approximately $619,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash amount is expected to be reduced by approximately $103,000 upon each of the second, third and fourth anniversaries of the lease commencement date, subject to certain conditions.
(8) Stock-Based Compensation
     The Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value on the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The

Company incurred charges in its statements of operations of $409,000 and $237,000 for the three months ended June 30, 2007 and 2006, respectively, and $754,000 and $484,000 for the six months ended June 30, 2007 and 2006, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite vesting period on a straight-line basis. The following assumptions apply to the options granted for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Average risk free interest rate	4.8%	4.4%
Expected dividend yield	—	—
Expected lives	6 years	6 years
Expected volatility	70.5%	89.7%
Weighted average grant date fair value of options granted during the period (per share)	$4.87	$3.65
(9) Related Party Transactions
     During the six months ended June 30, 2006 and in connection with the purchase commitment described in Note (11), the Company paid $487,000 in commissions to one of the Company’s directors, which represented 5% of the amount available to the Company under the purchase commitment. In the three and six months ended June 30, 2006, the Company paid another director of the Company $5,000 and $10,000, respectively, for consulting services.
(10) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(3,008)	$(4,327)	$(5,535)	$(7,977)
Other comprehensive (loss) income	(13)	(3)	(21)	7

Total comprehensive loss	$(3,021)	$(4,330)	$(5,556)	$(7,970)

Other comprehensive (loss) income represents the net unrealized gains on available-for-sale investments.
(11) Equity Offerings
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
(12) 4% Convertible Notes Payable
     In 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes due April 30, 2008 (the “4% Notes”). In February 2007, the Company elected to automatically convert these 4% Notes into 706,844 shares of the Company’s common stock effective on February 20, 2007. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005, among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock for a period of ten consecutive trading days ending February 8, 2007 exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and were paid approximately $61,000, which represented accrued interest through February 19, 2007.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes.
(13) Note Payable
     On June 12, 2007, the Company executed a promissory note in the aggregate principal amount of $1.3 million (the “Note”) in favor of General Electric Capital Corporation (“GE”). The Note is secured by agreed upon laboratory, manufacturing, office and computer equipment and is subject to the terms of a master security agreement dated April 23, 2007 by and between the Company and GE. The Note bears interest at a fixed rate of 11% per annum, and is payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing on June 12, 2007.
     The obligations of the Company under the Note and the master security agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties and bankruptcy and insolvency related defaults.
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

(15) Lease Commitment.
     In June, 2007, the Company relocated its operations to a newly leased facility located at 167 Sidney Street, Cambridge, Massachusetts. The Company entered into a lease arrangement on October 31, 2006 and the term of the lease commenced on June 1, 2007 and will terminate on May 31, 2014, with one five-year renewal option exercisable by the Company. As part of the lease, the Company was required to restrict approximately $620,000 of cash for a security deposit. The security deposit is scheduled to decrease over the term of the lease, subject to certain specified conditions.
(16) Reverse Stock Split
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of synthetic DNA- and RNA-based compounds for the treatment of cancer, infectious diseases, autoimmune diseases and asthma and allergies, and for use as vaccine adjuvants. We have designed proprietary product candidates to modulate immune responses through Toll-like Receptors, or TLRs. TLRs are specific receptors present in immune system cells that direct the immune system to respond to potential disease threats. Relying on our expertise in DNA and RNA chemistry, we are identifying product candidates targeted to TLRs 7, 8 or 9 for our internal development programs and for collaborative alliances. We are developing both agonists and antagonists of TLRs 7, 8 and 9. We have three internal programs, in oncology, infectious diseases, and autoimmune diseases, and two collaborative alliances relating to the development of treatments for asthma and allergies and the development of adjuvants for vaccines, respectively.
     Our most advanced product candidate, IMO-2055, is an agonist of TLR9. We recently closed enrollment of a Phase 2 trial of IMO-2055 in oncology and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology. We plan to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents. We have selected a second TLR9 agonist, IMO-2125, as a lead product candidate for treating infectious diseases and recently submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for this product candidate. We received a “safe to proceed” acknowledgement from the FDA on June 15, 2007 and are planning to initiate a Phase 1 clinical trial of IMO-2125 in patients with hepatitis C virus infection in the third quarter of 2007. In our autoimmune disease program, which is in earlier stages of research, we are evaluating TLR antagonists in preclinical models. We are collaborating with Novartis International Pharmaceutical, Ltd. for the discovery, development, and commercialization of our TLR9 agonists for the treatment of asthma and allergy indications. We also are collaborating with Merck & Co., Inc. for the use of our TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease.
     As of June 30, 2007, we had an accumulated deficit of $335.1 million. We expect to incur substantial operating losses in the future and do not expect to generate significant funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development expenses in 2007 will be higher than our research and development expenses in 2006 due to new clinical trials of IMO-2055 and the first clinical trials of IMO-2125, which we plan to commence in the second half of 2007.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
     Revenue
     Total alliance revenue increased by $1.3 million or 213%, from $0.6 million for the three months ended June 30, 2006 to $1.9 million for the three months ended June 30, 2007 and increased by $2.5 million, or 200%, from $1.3 million for the six months ended June 30, 2006 to $3.8 million for the six months ended June 30, 2007. These increases were primarily due to license fees we recognized under our collaboration agreement with Merck, which we entered into in December 2006, offset, in part, by lower license fees recognized under our collaboration agreement with Novartis. We are recognizing the $20.0 million upfront payment we received from Merck in December 2006 over the expected research term under the collaboration agreement. As a result, we recognized $1.3 million of the upfront payment from Merck as revenue in the second quarter of 2007 and $2.5 million as revenue in the first half of 2007. In February 2007, Novartis elected to extend our research collaboration with them by an additional year. As a result of such extension, Novartis paid us an additional $1.0 million in May 2007. In connection with this extension, we extended the time period over which we are amortizing the $4.0 million upfront payment received from Novartis in 2005. Under our Novartis research collaboration, we recognized $0.4 million as revenue in the three months ended June 30, 2007 as compared to $0.5 million for the same period in 2006 and we recognized $0.7 million as revenue in the six months ended June 30, 2007 as compared to $1.0 million for the same period in 2006.
     Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of internal and third-party expenses, and license fees, sublicense fees, and royalty payments.
     Research and Development Expenses
     Research and development expenses decreased by $675,000, or 18%, from $3,665,000 for the three months ended June 30, 2006 to $2,990,000 for the three months ended June 30, 2007 and decreased by $842,000 or 13%, from $6,651,000 for the six months ended June 30, 2006 to $5,809,000 for the six months ended June 30, 2007. The decrease in the three and six months ended June 30, 2007 is primarily due to the completion in 2006 of IND-enabling safety studies for IMO-2125, lower manufacturing costs for IMO-2125 in the 2007 periods, both of which are reflected in “Other Drug Development Expense,” and a decrease in clinical and non-clinical costs associated with IMO-2055. These decreases were offset, in part, by start-up costs related to the clinical trials of IMO-2125, higher payroll costs associated with the hiring of additional employees and increased stock-based compensation.

	Three Months Ended June 30,			Six Months Ended June 30,
	(In thousands)			(In thousands)
			Percentage			Percentage
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
IMO-2055 External Development Expense	$385	$793	(51%)	$760	$1,786	(57%)
IMO-2125 External Development Expense	235	—	—	235	—	—
Other Drug Development Expense	906	1,757	(48%)	2,089	2,722	(23%)
Basic Discovery Expense	1,464	1,115	31%	2,725	2,143	27%

Total Research and Development Expense	$2,990	$3,665	(18%)	$5,809	$6,651	(13%)

     In 2006, we included patent related costs in research and development expenses but have reclassified them to general and administrative expenses for all periods displayed above. In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound that we are developing for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development trials and studies conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $11.4 million in external expenses in connection with IMO-2055. The decrease in IMO-2055 development expenses in the second quarter of 2007 compared to the second quarter of 2006 and the first half of 2007 compared to the first half of 2006 was primarily attributable to lower Phase 2 trial expenses as we experienced slower enrollment due to the recent approval of two new therapies developed by other companies for treatment of the same patient populations and to a decrease in non-clinical studies of IMO-2055. These decreases were partially offset by an increase in expenses associated with the Phase 1/2 clinical trial initiated in October 2005.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. The trial is a two-stage, multi-center, open label study of IMO-2055. Under the protocol for the trial, we were seeking to enroll a total of up to 92 patients in the first stage of the trial, 46 who have failed one prior therapy and 46 who are treatment-naïve. We closed enrollment in this trial on June 29, 2007. As of that date, we had completed enrollment of the target 46 treatment-naïve patients and enrolled 45 patients out of the target of 46 patients who have failed one prior therapy. We expect that when final data are available, we will report the results at an appropriate scientific meeting and will decide on the next steps for evaluation of IMO-2055 in metastatic or recurrent clear cell renal cancer. We will not be able to obtain a complete set of data from the trial until such time as all patients have ceased to receive treatment in the trial. We expect that initial data from this trial will be available in the fourth quarter of 2007 or the first quarter of 2008.
     In October 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin. The purpose of the Phase 1 portion of the trial is to evaluate the safety of the combination. Three doses of IMO-2055 and three treatment schedules of IMO-2055 were investigated in this trial. We enrolled twenty-two patients in this trial and closed enrollment in July 2007. We anticipate reporting initial results from this trial at an appropriate scientific meeting by the end of 2007.
     We plan to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents. We intend to initiate clinical trials to investigate IMO-2055 in combination with Tarceva®, a small molecule designed to inhibit the activity of the tyrosine kinase epidermal growth factor receptor (EGFR), and in triple combination with Tarceva® and Avastin®, a recombinant, humanized antibody to vascular endothelial growth factor, in patients with non-small cell lung cancer who have failed one prior therapy. We expect to initiate a Phase 1b trial to assess the safety of the combinations with multiple doses of IMO-2055 in the third quarter of 2007. Following an analysis of the results of the Phase 1b trial, we plan to conduct a four-arm randomized, placebo controlled Phase 2 trial of the combinations.
     We also plan to initiate clinical trials to investigate IMO-2055 in combination with Erbitux®, a recombinant, humanized antibody to EGFR, and Camptosar®, a cytotoxic, chemotherapeutic agent that inhibits topoisomerase I function, in patients with colorectal cancer. We expect to initiate a Phase 1b trial to assess the safety of this combination with multiple doses of IMO-2055 in the fourth quarter of 2007. Following an analysis of the results of the Phase 1b trial, we plan to conduct a randomized, placebo controlled Phase 2 trial of the combination.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound that we are developing for infectious disease applications, since we submitted our IND application for IMO-2125. These external expenses include payments to independent contractors and vendors for drug development trials and studies, drug manufacturing and related costs but exclude internal costs such as payroll and overhead. We incurred $235,000 of external development expenses associated with the preparation of our planned Phase 1 clinical trial of IMO-2125 during the three and six months ended June 30, 2007

     In May 2007, we submitted an IND to the FDA for a dose escalating Phase 1 clinical trial of IMO-2125 in patients infected with hepatitis C virus. We received a “safe to proceed” acknowledgment from the FDA on June 15, 2007. We are planning to initiate the Phase 1 clinical trial of IMO-2125 in patients with hepatitis C in the third quarter of 2007.
     The Phase 1 trial will be conducted in patients with hepatitis C virus infection who have failed to respond to combination therapy with ribavirin and pegylated IFN-a, the current standard of care. We expect to enroll up to 40 patients in this trial with ten patients per cohort. Of the ten patients per cohort, 8 will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. Four doses of IMO-2125 will be investigated with treatment to continue for four weeks. The trial is designed to assess safety and tolerability of IMO-2125 at each dose level as well as to determine the effect of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation. The trial will be conducted at five or more sites.
     Other Drug Development Expenses. These expenses include internal and external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development in addition to internal costs associated with products in clinical development.
     The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead. Expenses associated with products in clinical development include costs associated with our Oncology Clinical Advisory Board and our Hepatitis C Clinical Advisory Board, payroll and overhead.
     Other drug development expenses decreased by $851,000, or 48%, from $1,757,000 for the three months ended June 30, 2006 to $906,000 for the three months ended June 30, 2007 and decreased by $633,000 or 23%, from $2,722,000 for the six months ended June 30, 2006 to $2,089,000 for the six months ended June 30, 2007.
     The $851,000 and $633,000 decreases in other drug development expenses for the three and six months ended June 30, 2007, as compared to the corresponding 2006 periods, are primarily attributable to decreases in pre-IND direct external expenses related to IMO-2125. The pre-IND direct external expenses related to IMO-2125 were approximately $86,000 and $1,113,000 for the three months ended June 30, 2007 and 2006, respectively, and $352,000 and $1,368,000 for the six months ended June 30, 2007 and 2006, respectively. The preceding 2007 amounts only include costs incurred through April 2007 with respect to IMO-2125 since costs incurred after the May 2007 submission of the IMO-2125 IND have been shown separately in the above table. The decreases in these pre-IND IMO-2125 expenses are primarily attributable to decreases in IND-enabling safety study costs and lower manufacturing costs in the three and six months ended June 30, 2007.
     The decrease in other drug development expenses in both periods was partially offset by an increase in compensation costs as a result of hiring additional employees and higher stock based compensation expense and costs associated with the move to our new facility during the second quarter of 2007.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the continuing discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead. The increase in these expenses in the three and six months ending June 30, 2007 compared to the three and six months ending June 30, 2006 is primarily attributable to an increase in payroll expenses relating to work under our Merck collaboration, an increase in expenses for laboratory supplies and costs associated with the move to our new facility during the second quarter of 2007.
     We do not know if we will be successful in developing IMO-2055, IMO-2125 or any of our other product candidates. At this time, given the current status of our clinical trials of IMO-2055 and IMO-2125, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, IMO-2055 or IMO-2125. Moreover, the clinical development of IMO-2055 and IMO-2125 or any of our other product candidates is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials; and

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials.
     General and Administrative Expenses
     General and administrative expenses increased by $1,071,000, or 82%, from $1,312,000 in the three months ended June 30, 2006 to $2,383,000 in the three months ended June 30, 2007 and increased by $1,757,000, or 68%, from $2,579,000 in the six months ended June 30, 2006 to $4,336,000 in the six months ended June 30, 2007. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our regulatory filing requirements, and our business development initiatives.
     The increases in general and administrative expenses for both periods reflect increased payroll expenses associated with a higher number of non-research employees, higher compensation expense related to employee and consultant stock options, Sarbanes-Oxley compliance expenses, costs associated with the move to our new facility and costs accrued in anticipation of payments to be made to our Chief Financial Officer under the transition agreement we entered into with him in May 2007. The increase during the six months ended June 30, 2007 also reflects higher professional fees associated with marketing research and legal services. These increased expenses were offset, in part, by lower patent and trademark preparation and maintenance costs.
     Investment Income, net
     Investment income increased by $295,000, or 220%, from $134,000 in the three months ended June 30, 2006 to $429,000 in the three months ended June 30, 2007 and increased by $699,000, or 338%, from $207,000 in the six months ended June 30, 2006 to $906,000 in the six months ended June 30, 2007. These increases resulted from higher cash and investment balances in 2007.
     Interest Expense
     Interest expense decreased by $93,000, or 88%, from $106,000 in the three months ended June 30, 2006 to $13,000 in the three months ended June 30, 2007 and decreased by $138,000, or 65%, from $212,000 in the six months ended June 30, 2006 to $74,000 in the six months ended June 30, 2007. These decreases resulted from the conversion of our 4% notes in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007. The three and six months ended June 30, 2006 included full periods of interest and amortization of deferred financing costs associated with our 4% notes.

     Net Loss
     As a result of the factors discussed above, our net loss was $3,008,000 for the three months ended June 30, 2007 compared to $4,327,000 for the three months ended June 30, 2006 and $5,535,000 for the six months ended June 30, 2007 compared to $7,977,000 for the six months ended June 30, 2006. We have incurred losses of $74.9 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we have accumulated a deficit of $335.1 million through June 30, 2007. We expect to continue to incur substantial operating losses in the future.
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
Cash Flows
     As of June 30, 2007, we had approximately $32 million in cash and cash equivalents and investments, a net decrease of approximately $6.2 million from December 31, 2006. We used $6.6 million of cash for operating activities during the first half of 2007. The $6.6 million primarily reflects our $5.5 million net loss for the period, as adjusted for non-cash revenue and expenses, including stock-based compensation, depreciation and amortization, and changes in deferred revenue associated with payments under our collaborative arrangements and our accounts payable.
     The net cash used in investing activities during the six months ended June 30, 2007 of $13.3 million reflects our purchase of approximately $39.3 million in securities offset by our sale of $18.4 million of securities and the proceeds of approximately $8.7 million from securities that matured in the six months ended June 30, 2007. The net cash used in investing activities also reflects our purchase of laboratory, office and computer equipment in the first half of 2007.
     The net cash provided by financing activities during the first half of 2007 of $1.6 million reflects the net proceeds from the issuance of a $1.3 million promissory note and the proceeds received from the exercise of stock options and warrants during the first half of 2007.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $335.1 million at June 30, 2007. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We had cash, cash equivalents and short-term investments of $32.0 million at June 30, 2007. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2008. We will need to raise additional funds to operate our business beyond such time, including completing any Phase 2 trials involving IMO-2055.
     We have received no revenues from the sale of products. To date, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all.

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
Contractual Obligations
     We have contractual obligations in the form of operating and capital leases. In June 2007, we borrowed $1.3 million from GE Capital Corporation pursuant to a promissory note in the amount of $1.3 million in order to finance the purchase of new laboratory, office, and computer equipment to be used in our new office and laboratory facility in Cambridge, Massachusetts. The note is secured by specific laboratory, manufacturing, office and computer equipment and is subject to the terms of a master security agreement dated April 23, 2007 by and between us and GE. The note bears interest at a fixed rate of 11% per annum, and is payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing on June 12, 2007.
     Our obligations under the note and the master security agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties and bankruptcy and insolvency related defaults.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2007, we had no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4T. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of June 30, 2007, we had an accumulated deficit of $335.1 million. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     Our efforts to commercialize this product are at an early stage, as we are currently conducting a Phase 2 clinical trial in patients with metastatic or recurrent clear cell renal cancer and a Phase 1/2 clinical trial in patients with refractory solid tumors. If we are not successful in commercializing this product, or are significantly delayed in doing so, our business will be materially harmed. Enrollment in these trials is closed.

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
     The results from preclinical testing of a product candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. For example in June 2007, Coley Pharmaceutical Group, Inc. announced that its partner, Pfizer Inc., had discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. This discontinuation included two Phase 3 clinical trials and two Phase 2 clinical trials. In addition, in January 2007, Coley Pharmaceuticals Group, Inc. announced that it had suspended its development of a TLR9 agonist, Actilon®, for hepatitis C. In addition, in July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound that was previously evaluated in a Phase 1b trial for the treatment of hepatitis C virus (HCV) infection. The parties determined that the results of preclinical toxicology studies do not support further clinical evaluation of chronic daily dosing of ANA975 in hepatitis C patients.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in the first stage of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies developed by other companies, Sutent® and Nexavar®, for treatment of the same patient populations and as a result we closed enrollment of the trial in June, 2007. Patient accrual is a function of many factors, including:
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
     Our product candidates and our collaborators’ product candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We recently closed enrollment in two clinical trials with IMO-2055 in oncology and plan to commence clinical trials of IMO-2125 for hepatitis C in the third quarter of 2007. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
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
     The product candidates that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, we are pursuing an indication for treatment of hepatitis C virus for IMO-2125 and are planning to initiate a Phase 1 clinical trial of IMO-2125 in patients with hepatitis C in the third quarter of 2007. Coley Pharmaceutical Group, or Coley, and Anadys Pharmaceuticals, Inc., have performed early clinical trials of immune stimulatory compounds for the treatment of hepatitis C, and both programs have been discontinued. We cannot be certain whether such actions will negatively impact the perception of our TLR technology.
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
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our product candidates in the therapeutic effect these competitive products have on diseases targeted by our product candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved drugs developed by other companies, Sutent® and Nexavar®, for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Pfizer Inc., in collaboration with Coley has two clinical trials on-going with a TLR9 agonist for treating cancer. In addition, Dynavax has announced initiation of a clinical trial for its TLR9 agonist for cancer.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal and Dr. Robert Karr. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Karr serves as our President. Dr. Agrawal has made significant contributions to the field of antisense technology, and has led the development of our compounds targeted to TLRs. He is named as an inventor on 384 patents and patent applications worldwide. Dr. Karr has extensive experience in the pharmaceutical industry. Drs. Agrawal and Karr provide us leadership for management, research and development activities. The loss of either Dr. Agrawal’s or Dr. Karr’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
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
     We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent.
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

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2010 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.
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
     Our stock price has been volatile. During the period from January 1, 2006 to June 30, 2007, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $9.45 per share to a low of $2.36 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 13, 2007, the proposals listed below were voted on and approved at the annual meeting of stockholders.

Proposal	For	Against/Withheld	Abstain

To elect Dr. Sudhir Agrawal to serve as a Class III Director until the 2010 annual meeting of stockholders	20,366,584	244,933	—

To elect Youssef El Zein to serve as a Class III Director until the 2010 annual meeting of stockholders	19,780,307	831,210	—

To elect Dr. Alison Taunton-Rigby to serve as a Class III Director until the 2010 annual meeting of stockholders	20,366,589	244,928	—

To approve an amendment to the Company’s 2005 Stock Incentive Plan increasing the number of shares of the Company’s Common Stock authorized for issuance thereunder from 1,125,000 to 2,625,000 shares	12,338,630	400,861	685,761
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

IDERA PHARMACEUTICALS, INC
Date: July 31, 2007	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: July 31, 2007	/s/ Robert G. Andersen
Robert G. Andersen
Chief Financial Officer and Vice President of Operations (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Letter Agreement dated May 17, 2007 by and between Idera Pharmaceuticals, Inc. and Robert G. Andersen.

10.2	Promissory Note payable to General Electric Capital Corporation dated June 12, 2007.

10.3	Master Security Agreement dated April 23, 2007 between Idera Pharmaceuticals, Inc. and General Electric Capital Corporation

10.4	Form of Restricted Stock Agreement Under 2005 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.