Form 10-Q
period 2007-09-30
IDERA PHARMACEUTICALS, INC.
filed 2007-11-13
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	21,464,439

Class	Outstanding as of October 31, 2007

IDERA PHARMACEUTICALS, INC.
FORM 10-Q

     IMOtm and Idera™ are our trademarks. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements whenever they appear in this quarterly report. In addition, any forward-looking statements represent our estimates only as of the date that this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except per share amounts)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,963	$24,596
Short-term investments	16,055	13,591
Receivables	386	398
Prepaid expenses and other current assets	622	417

Total current assets	29,026	39,002
Property and equipment, net	1,904	622
Deferred financing costs	—	298
Non-current portion of prepaid expenses	104	—
Restricted cash	619	619

Total assets	$31,653	$40,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018	$1,155
Accrued expenses	1,546	864
Current portion of capital lease	23	7
Current portion of note payable	259	—
Current portion of deferred revenue	6,260	5,992

Total current liabilities	9,106	8,018
4% convertible notes payable	—	5,033
Capital lease obligation, net of current portion	55	3
Note payable, net of current portion	952	—
Deferred revenue, net of current portion	11,134	15,250
Other liabilities	43	—

Total liabilities	21,290	28,304

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized — 5,000 shares Series A convertible preferred stock, designated — 1,500 shares, issued and outstanding – 1 share	—	—
Common stock, $0.001 par value, authorized — 40,000 shares issued and outstanding —21,382 and 20,458 shares at September 30, 2007 and December 31, 2006, respectively	21	20
Additional paid-in capital	348,564	341,743
Accumulated deficit	(338,227)	(329,526)
Accumulated other comprehensive income	5	—

Total stockholders’ equity	10,363	12,237

Total liabilities and stockholders’ equity	$31,653	$40,541

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Alliance revenue	$1,970	$572	$5,748	$1,829

Operating expenses:
Research and development	3,479	3,009	9,288	9,659
General and administrative	2,033	1,395	6,369	3,975

Total operating expenses	5,512	4,404	15,657	13,634

Loss from operations	(3,542)	(3,832)	(9,909)	(11,805)
Other income (expense):
Investment income, net	416	120	1,322	326
Interest expense	(40)	(107)	(114)	(318)

Net loss	$(3,166)	$(3,819)	$(8,701)	$(11,797)

Basic and diluted net loss per share (Note 14)	$(0.15)	$(0.22)	$(0.41)	$(0.74)

Shares used in computing basic and diluted loss per common share	21,346	17,223	21,132	16,043

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(8,701)	$(11,797)
Adjustments to reconcile net loss to net cash used in operating activities –
Loss on disposal of property and equipment	6	—
Stock-based compensation	1,434	697
Depreciation and amortization	252	283
Issuance of common stock for services rendered	35	19
Non-cash interest expense	—	84
Changes in operating assets and liabilities —
Accounts receivable	12	7
Prepaid expenses and other assets	(143)	125
Accounts payable and accrued expenses	420	282
Deferred revenue	(3,848)	(1,598)

Net cash used in operating activities	(10,533)	(11,898)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(49,752)	(15,747)
Proceeds from sale of available-for-sale securities	36,215	5,545
Proceeds from maturity of available-for-sale securities	11,105	11,325
Purchase of property and equipment	(1,455)	(82)

Net cash (used in) provided by investing activities	(3,887)	1,041

Cash Flows From Financing Activities:
Sale of common stock and warrants, net of issuance costs	—	11,548
Net proceeds from issuance of note payable	1,278	—
Proceeds from exercise of common stock options and warrants and employee stock purchases	586	93
Payments on note	(67)	—
Payments on capital lease	(10)	(5)

Net cash provided by financing activities	1,787	11,636

Net (decrease) increase in cash and cash equivalents	(12,633)	779
Cash and cash equivalents, beginning of period	24,596	985

Cash and cash equivalents, end of period	$11,963	$1,764

Supplemental disclosure of non-cash financing and investing activities:
Cash paid for interest	$114	$92

Automatic conversion of 4% convertible subordinated notes into common stock	$5,033	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
     The Company’s most advanced product candidate, IMO-2055, is an agonist of TLR9. The Company closed enrollment of a Phase 2 trial of IMO-2055 in oncology in June 2007 and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology in July 2007. The Company plans to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents in the fourth quarter of 2007 and the first quarter of 2008. The Company is developing a second TLR9 agonist, IMO-2125, for the treatment of infectious diseases. In September 2007, the Company initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection. In its autoimmune disease program, which is in earlier stages of research, the Company is evaluating TLR antagonists in preclinical models. The Company is collaborating with Novartis International Pharmaceutical, Ltd., or Novartis, for the discovery, development, and commercialization of its TLR9 agonists for the treatment of asthma and allergy indications and with Merck & Co., Inc., or Merck, for the use of its TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases and Alzheimer’s disease.
     The Company has incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $338.2 million at September 30, 2007. The Company has losses of $78.0 million incurred since January 1, 2001 and incurred losses of $260.2 million prior to December 31, 2000 when it was involved in the development of antisense technology. The Company expects to incur substantial operating losses in the future and does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address many technological challenges and to comply with comprehensive regulatory requirements.
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

     In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF 07-3 on its financial statements but does not expect the adoption of EITF 07-3 to have a material effect on the Company’s financial position or results of operations.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(3) Reclassification and Additional Disclosures
     Prior to the third quarter of 2006, the Company classified patent costs as research and development expense. The Company now includes these costs in general and administrative expense. The prior period financial statements have been reclassified in order to conform with the current presentation.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2007 and December 31, 2006 consisted of cash and money market funds. On September 30, 2007, commercial paper that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents. On December 31, 2006, certain corporate bonds that had maturity dates of less than 90 days at the time of purchase were included as cash equivalents.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at September 30, 2007 and December 31, 2006. The cost of securities sold is based on the specific identification method.
     For the three and nine months ended September 30, 2007, the Company had de minimis realized gains. The Company had no realized gains or losses for the three or nine months ended September 30, 2006. There were no losses or permanent declines in value included in investment income for any securities in the three or nine months ended September 30, 2007 and 2006. Interest receivable related to the Company’s securities was $288,000 at September 30, 2007 and $158,000 at December 31, 2006 and is recorded within receivables on the Company’s balance sheets.

     The Company had no long-term investments as of September 30, 2007 and December 31, 2006. Available-for-sale securities are classified as short-term regardless of their maturity date as the Company considers them available for use to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. The Company’s short-term available-for-sale investments at market value consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in thousands)	2007	2006
Certificates of deposit	$4,601	$300
Corporate bonds due in one year or less	1,662	301
Euro bonds due in one year or less	499	—
Government bonds due in one year or less	7,693	1,595
Auction securities	1,600	11,395

Total	$16,055	$13,591

(5) Property and Equipment
     At September 30, 2007 and December 31, 2006, net property and equipment at cost consists of the following:

	September 30,	December 31,
(in thousands)	2007	2006
Leasehold improvements	$412	$444
Laboratory equipment and other	2,426	2,175

Total property and equipment, at cost	2,838	2,619
Accumulated depreciation and amortization	(934)	(1,997)

Property and equipment, net	$1,904	$622

As of September 30, 2007 and December 31, 2006, laboratory equipment and other included approximately $98,000 and $20,000, respectively, of laboratory and office equipment financed under capital leases with total accumulated amortization of approximately $13,000 and $6,000, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $119,000 and $31,000 for the three months ended September 30, 2007 and 2006, respectively, and $247,000 and $135,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company vacated its previous facility in the second quarter of 2007. Consequently as of September 30, 2007, the Company wrote off fully amortized leasehold improvements that had a cost of approximately $445,000. In addition as of September 30, 2007, the Company wrote off unused furniture, and obsolete software, computers and other equipment that had an aggregate cost of approximately $874,000 resulting in a loss of $5,600. During the second quarter of 2007, the Company changed its method of computing depreciation expense to depreciate assets based on the actual periods held rather than the half year convention that was previously used for additions and disposals. This change in method of accounting for depreciation did not have a material impact on depreciation expense or the net loss per share for the nine month period ended September 30, 2007, compared to the previous method.
(6) Restricted Cash
     As part of the operating lease described in Note 9, which commenced in the second quarter of 2007, the Company was required to restrict approximately $619,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash amount is expected to be reduced by approximately $103,000 upon each of the second, third and fourth anniversaries of the lease commencement date, subject to certain conditions.

(7) Note Payable
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
(8) 4% Convertible Notes Payable
     In 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes due April 30, 2008 (the “4% Notes”). In February 2007, the Company elected to automatically convert these 4% Notes into 706,844 shares of the Company’s common stock effective on February 20, 2007. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005, among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock for a period of ten consecutive trading days ending February 8, 2007 exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and $61,000 in accrued interest through February 19, 2007.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs of $266,000 was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes.
(9) Lease Commitment.
     In June 2007, the Company relocated its operations to a newly leased facility. The Company entered into a lease arrangement on October 31, 2006 and the term of the lease commenced on June 1, 2007 and will terminate on May 31, 2014, with one five-year renewal option exercisable by the Company. Rent expense, including real estate taxes and net of sublease income that ended in January 2007, was $321,000 and $901,000 for the three and nine months ended September 30, 2007, respectively, and $96,000 and $238,000 for the three and nine months ending September 30, 2006, respectively. The rent expense for the nine months ended September 30, 2007 includes approximately $155,000 in one-time charges resulting from vacating the Company’s previous location.
(10) Equity Offerings
     In March 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share, are fully exercisable, and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. After March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days’ prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. As of September 30, 2007, these warrants have not been exercised.
     In March 2006, the Company secured a purchase commitment from an investor to purchase from the Company up to $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company at the Company’s discretion. Prior to December 31, 2006, the

Company drew down the full $9.8 million through the sale of 1,904,296 shares of common stock at a price of $5.12 per share resulting in net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, described below, of approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase 761,718 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable at any time on or prior to September 24, 2011. On or after March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days’ prior written notice to the holders of the warrants. As of September 30, 2007, these warrants have not been exercised.
(11) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(3,166)	$(3,819)	$(8,701)	$(11,797)
Other comprehensive income	26	4	5	12

Total comprehensive loss	$(3,140)	$(3,815)	$(8,696)	$(11,785)

Other comprehensive income represents the net unrealized gains on available-for-sale investments.
(12) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
     In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment paid under the collaboration as revenue over the two-year term of the research collaboration. In February 2007, Novartis elected to extend the research collaboration by an additional year. As a result of such extension, Novartis paid the Company an additional $1.0 million in May 2007. The Company amortizes the upfront payment and the extension payment over the expected research term.
(13) Stock-Based Compensation
     The Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value on the date of grant. The Company’s policy is to expense the fair value of stock awards on a straight-line basis over the vesting period. The Company incurred charges in its statements of operations of $385,000 and $213,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,139,000 and $697,000 for the nine months ended September 30, 2007 and 2006, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, all of which have been approved by the Company’s stockholders. No additional stock awards are being granted under the 1995 Stock Option Plan and the 1997 Stock Incentive Plan. The Company has also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     The fair value of each stock award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite vesting period on a straight-line basis. The following assumptions apply to the stock awards granted for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Risk free interest rate	4.8%	4.5%
Expected dividend yield	—	—
Expected lives	5.9 years	5.9 years
Expected volatility	70.2%	88.3%
Weighted average grant date fair value of options granted during the period	$4.86	$3.53
(14) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2007 and 2006, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 7,325,066 and 7,542,234 at September 30, 2007 and 2006, respectively, and consist of stock options, warrants and convertible preferred stock. Antidilutive securities at September 30, 2006 also include convertible debt instruments on an as-converted basis. Net loss applicable to common stockholders is the same as net loss for the three and nine months ended September 30, 2007 and 2006.
(15) Related Party Transactions
     The Company has had no related party transactions in the three and nine months ended September 30, 2007. During the nine months ended September 30, 2006 and in connection with the purchase commitment described in Note 10, the Company paid $487,000 in commissions to one of the Company’s directors, which represented 5% of the amount available to the Company under the purchase commitment. In the nine months ended September 30, 2006, the Company paid another director of the Company $10,000 for consulting services.

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
     Our most advanced product candidate, IMO-2055, is an agonist of TLR9. We closed enrollment of a Phase 2 trial of IMO-2055 in oncology in June 2007 and a Phase 1/2 trial of IMO-2055 in combination with chemotherapy in oncology in July 2007. We plan to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents in the fourth quarter of 2007 and the first quarter of 2008. We are developing a second TLR9 agonist, IMO-2125, for the treatment of infectious diseases. In September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection. In our autoimmune disease program, which is in earlier stages of research, we are evaluating TLR antagonists in preclinical models. We are collaborating with Novartis International Pharmaceutical, Ltd., or Novartis, for the discovery, development, and commercialization of our TLR9 agonists for the treatment of asthma and allergy indications. We also are collaborating with Merck & Co., Inc., or Merck, for the use of our TLR7, 8 and 9 agonists in combination with Merck’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease.
     We have given formal notice to Isis Pharmaceuticals, Inc., or Isis, that we believe that Isis has materially breached certain provisions of the Collaboration and License Agreement, or the Collaboration Agreement, between us and Isis dated May 24, 2001. We believe that Isis improperly expanded the scope of our Collaboration Agreement by sublicensing rights to our intellectual property for use outside the licensed field. In accordance with the dispute resolution provision terms of our Collaboration Agreement, we and Isis submitted the dispute to arbitration. On October 16, 2007, we and Isis held our initial meeting with the arbitrator and are proceeding with the arbitration. In the arbitration, we are seeking to have the scope of the Collaboration Agreement clarified and Isis determined to be in breach. We do not believe that an adverse result to this action will be material to us.
     As of September 30, 2007, we had an accumulated deficit of $338.2 million. We incurred losses of $78.0 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. We expect to incur substantial operating losses in the future and do not expect to generate significant funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our therapeutic products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development expenses in the fourth quarter of 2007 will be higher than our research and development expenses in the corresponding period of 2006 due to the new clinical trial of IMO-2055 that we plan to initiate in the fourth quarter of 2007 and the clinical trial of IMO-2125, which we commenced in the third quarter of 2007.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
     Revenue
     Our revenues are comprised of revenue earned under various collaboration and licensing agreements, including reimbursement of internal and third-party expenses, license fees, sublicense fees, and royalty payments. Total alliance revenue increased by $1.4 million, or 233%, from $0.6 million for the three months ended September 30, 2006 to $2.0 million for the three months ended September 30, 2007 and increased by $3.9 million, or 217%, from $1.8 million for the nine months ended September 30, 2006 to $5.7 million for the nine months ended September 30, 2007. These increases were primarily due to license fees recognized under our collaboration agreement with Merck, which was entered into in December 2006. The $20.0 million upfront payment received from Merck in December 2006 is being recognized over the expected research term under the agreement. As a result, $1.3 million of the upfront payment from Merck was recognized as revenue in the third quarter of 2007 and $3.8 million was recognized as revenue in the nine months ended September 30, 2007. In February 2007, Novartis elected to extend our research collaboration with them. As a result of such extension, Novartis paid us an additional $1.0 million in May 2007. We are amortizing the $4.0 million upfront payment and the extension payment over the expected research term with $0.3 million recognized as revenue in the three months ended September 30, 2007 as compared to $0.5 million for the same period in 2006 and $1.0 million recognized as revenue in the nine months ended September 30, 2007 as compared to $1.5 million for the same period in 2006.
     Research and Development Expenses
     Research and development expenses increased by $470,000, or 16%, from $3,009,000 for the three months ended September 30, 2006 to $3,479,000 for the three months ended September 30, 2007 and decreased by $371,000 or 4%, from $9,659,000 for the nine months ended September 30, 2006 to $9,288,000 for the nine months ended September 30, 2007. The increase in the three months ended September 30, 2007 was primarily due to increases in IMO-2125 clinical development costs incurred in preparation for the launch of the trial, discovery employee costs associated with the Merck collaboration, which are reimbursed, payroll costs associated with the hiring of additional employees, stock-based compensation, and allocated rent expense resulting from the move to a new laboratory and office facility. These increases were offset, in part, by decreases in costs incurred for IMO-2125 pharmacology studies, manufacturing costs and IMO-2055 nonclinical development costs.
     The decrease in the nine months ended September 30, 2007 was primarily due to the completion in 2006 of Investigational New Drug, or IND, enabling safety and pharmacology studies for IMO-2125, lower manufacturing costs for IMO-2125 in 2007 and a decrease in non-clinical and clinical costs associated with IMO-2055. These decreases were offset, in part, by increases in costs related to the clinical and non-clinical trials of IMO-2125, discovery employee costs associated with the Merck collaboration, which are reimbursed, and payroll costs associated with the hiring of additional drug development employees and stock-based compensation.

	Three Months Ended September 30,			Nine Months Ended September 30,
	(In thousands)			(In thousands)
			Percentage			Percentage
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
IMO-2055 External Development Expenses	$615	$839	(27%)	$1,375	$2,624	(48%)
IMO-2125 External Development Expenses	472	—	—	707	—	—
Other Drug Development Expenses	1,073	1,213	(12%)	3,162	3,708	(15%)
Basic Discovery Expenses	1,319	957	38%	4,044	3,327	22%

Total Research and Development Expenses	$3,479	$3,009	16%	$9,288	$9,659	(4%)

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound that we are developing for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development studies, including clinical trials, conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $12.0 million in external expenses in connection with IMO-2055. IMO-2055 external development expenses decreased by $224,000, or 27%, from $839,000 for the three months ended September 30, 2006 to $615,000 for the three months ended September 30, 2007 and decreased by $1,249,000, or 48%, from $2,624,000 for the nine months ended September 30, 2006 to $1,375,000 for the nine months ended September 30, 2007. The decrease in IMO-2055 development expenses in the third quarter of 2007 compared to the third quarter of 2006 and the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily attributable to lower clinical trial expenses as we closed enrollment of a Phase 2 trial in June 2007 and a Phase 1/2 trial in July 2007 and to a decrease in non-clinical studies of IMO-2055. These decreases were partially offset by an increase in expenses associated with the planning activities for the two Phase 1b trials we intend to initiate in the fourth quarter of 2007 and first quarter of 2008.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. Under the protocol for the trial, we were seeking to enroll a total of up to 92 patients in the first stage of the trial, 46 who had failed one prior therapy and 46 who were treatment-naïve. We closed enrollment in this trial on June 29, 2007. As of that date, we had completed enrollment of the target 46 treatment-naïve patients and enrolled 45 patients out of the target of 46 patients who had failed one prior therapy. We expect that when final data are available, we will report the results at an appropriate scientific meeting and will decide on the next steps for evaluation of IMO-2055 in metastatic or recurrent clear cell renal cancer. We will not be able to obtain a complete set of data from the trial until all patients have ceased to receive treatment in the trial. At present, one patient continues to receive treatment in this Phase 2 trial. We expect that final data from this trial will be available in the second or third quarter of 2008.
     In October 2005, we initiated a Phase 1/2 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin in patients with refactory solid tumors. The purpose of the Phase 1 portion of the trial was to evaluate the safety of the combination. Three dose levels of IMO-2055 and three treatment schedules of IMO-2055 were investigated in this trial. We enrolled twenty-two patients in this trial and closed enrollment in July 2007. We reported initial results from this trial at the 12th World Conference on Lung Cancer in Seoul, Korea, in September 2007.
     We plan to initiate additional studies with IMO-2055 in combination with approved, targeted anti-cancer agents. We intend to initiate a clinical trial to investigate IMO-2055 in combination with Tarceva®, a small molecule designed to inhibit the activity of the tyrosine kinase epidermal growth factor receptor (EGFR), and in triple combination with Tarceva® and Avastin®, a recombinant, humanized antibody to vascular endothelial growth factor (VEGF), in patients with non-small cell lung cancer who have failed one prior therapy. We expect to initiate a Phase 1b trial in the fourth quarter of 2007 to assess the safety of the combinations with multiple doses of IMO-2055. Investigational sites for this Phase 1b trial have been initiated and screening of patients is underway. Following an analysis of the results of the Phase 1b trial, we plan to conduct a four-arm randomized, placebo controlled Phase 2 trial of the combinations.
     We also intend to initiate clinical trials to investigate IMO-2055 in combination with Erbitux®, a recombinant, humanized antibody to EGFR, and Camptosar®, a cytotoxic, chemotherapeutic agent that inhibits topoisomerase I function, in patients with colorectal cancer. We expect to initiate a Phase 1b trial to assess the safety of this combination with multiple doses of IMO-2055 in the first quarter of 2008. Following an analysis of the results of the Phase 1b trial, we plan to conduct a randomized, placebo controlled Phase 2 trial of the combination.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound that we are developing for infectious disease applications, since we submitted our IND application for IMO-2125. These external expenses include payments to independent contractors and vendors for drug development trials and studies, drug manufacturing and related costs but exclude internal costs such as payroll and overhead. We incurred $472,000 in the three months ended September 30, 2007 and $707,000 in the nine months ended September 30, 2007 of external development expenses associated with the initiation of our Phase 1 clinical trial of IMO-2125 and related non-clinical studies and manufacturing process development.
     In May 2007, we submitted an IND to the U.S. Food and Drug Administration, or FDA, for evaluation of IMO-2125 in patients with chronic hepatitis C virus infection. We initiated a Phase 1 clinical trial of IMO-2125 in the third quarter of 2007.
     The Phase 1 trial is being conducted in patients with chronic hepatitis C virus infection who have failed to respond to combination therapy with ribavirin and pegylated IFN-a, the current standard of care. We expect to enroll up to 40 patients in this trial with ten patients per cohort. Of the ten patients per cohort, 8 will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. Four dose levels of IMO-2125 will be investigated. The planned treatment is four weeks for each cohort. The trial is designed to assess safety and tolerability of IMO-2125 at each dose level as well as to determine the effect of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation. We plan to conduct the trial at five or more sites.
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
     Other drug development expenses decreased by $140,000, or 12%, from $1,213,000 for the three months ended September 30, 2006 to $1,073,000 for the three months ended September 30, 2007 and decreased by $546,000, or 15%, from $3,708,000 for the nine months ended September 30, 2006 to $3,162,000 for the nine months ended September 30, 2007.
     The $140,000 and $546,000 decreases in other drug development expenses for the three and nine months ended September 30, 2007, as compared to the corresponding 2006 periods, are primarily attributable to decreases in manufacturing and pre-IND direct external expenses related to IMO-2125. The pre-IND direct external expenses related to IMO-2125 were approximately zero and $629,000 for the three months ended September 30, 2007 and 2006, respectively, and $352,000 and $1,997,000 for the nine months ended September 30, 2007 and 2006, respectively. The preceding 2007 amounts only include costs incurred through April 2007 with respect to IMO-2125 since costs incurred after the May 2007 submission of the IMO-2125 IND have been shown separately in the above table. The decreases in these pre-IND IMO-2125 expenses are primarily attributable to decreases in IND-enabling safety and pharmacology study costs and lower manufacturing costs in the three and nine months ended September 30, 2007.
     The decrease in other drug development expenses in both periods was partially offset by an increase in compensation costs as a result of hiring additional employees and higher stock based compensation expense and allocated costs associated with the move to our new facility during the second quarter of 2007.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the continuing discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead. Basic discovery expenses increased by $362,000, or 38%, from $957,000 for the three months ended September 30, 2006 to $1,319,000 for the three months ended September 30, 2007 and increased by $717,000, or 22%, from $3,327,000 for the nine months ended September 30, 2006 to $4,044,000 for the nine months ended September 30, 2007. The increase in these expenses in the three and nine months ending September 30, 2007 compared to the three and nine months ending September 30, 2006 is primarily attributable to an increase in payroll expenses relating to work under our Merck collaboration, an increase in expenses for laboratory supplies and allocated costs associated with the move to our new facility during the second quarter of 2007.

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
     General and Administrative Expenses
     General and administrative expenses increased by $638,000, or 46%, from $1,395,000 in the three months ended September 30, 2006 to $2,033,000 in the three months ended September 30, 2007 and increased by $2,394,000, or 60%, from $3,975,000 in the nine months ended September 30, 2006 to $6,369,000 in the nine months ended September 30, 2007. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our regulatory filing requirements, and our business development initiatives.
     The increases in general and administrative expenses for both periods reflect increased employee costs, higher stock-based compensation expense for employees and consultants, implementation of Sarbanes-Oxley Section 404 requirements, costs associated with the move to our new facility and costs accrued in anticipation of payments to be made to our former Chief Financial Officer under the transition agreement entered into with him in May 2007. We expect costs relating to the facility move, the transition agreement and certain of the costs associated with Sarbanes-Oxley compliance to be non-recurring. The increase during the nine months ended September 30, 2007 also reflects higher professional fees associated with marketing research and legal services. These increased expenses were offset, in part, by lower patent and trademark preparation and maintenance costs in the three and nine months ended September 30, 2007.
     Investment Income, net
     Investment income increased by $296,000, or 247%, from $120,000 in the three months ended September 30, 2006 to $416,000 in the three months ended September 30, 2007 and increased by $996,000, or 306%, from $326,000 in the nine months ended September 30, 2006 to $1,322,000 in the nine months ended September 30, 2007. These increases resulted from higher cash and investment balances in 2007.
     Interest Expense
     Interest expense decreased by $67,000, or 63%, from $107,000 in the three months ended September 30, 2006 to $40,000 in the three months ended September 30, 2007 and decreased by $204,000, or 64%, from $318,000 in the nine months ended September 30, 2006 to $114,000 in the nine months ended September 30, 2007. These decreases resulted from the conversion of our 4% notes in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007. The three and nine months ended September 30, 2006 included full periods of interest and amortization of deferred financing costs associated with our 4% notes.
     Net Loss
     As a result of the factors discussed above, our net loss was $3,166,000 for the three months ended September 30, 2007 compared to $3,819,000 for the three months ended September 30, 2006 and $8,701,000 for the nine months ended September 30, 2007 compared to $11,797,000 for the nine months ended September 30, 2006. We have incurred losses of $78.0 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we have accumulated a deficit of $338.2 million through September 30, 2007. We expect to continue to incur substantial operating losses in the future.

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
     In May 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid us a $4.0 million license fee in July 2005. In February 2007, Novartis elected to extend the research phase of the collaboration and paid us an additional $1.0 million in May 2007.
     In March 2006, we raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, we sold for a purchase price of $3.52 per share 2,769,886 shares of common stock and warrants to purchase 2,077,414 shares of common stock. The warrants have an exercise price of $5.20 per share, are fully exercisable and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. After March 24, 2010, we may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. We may exercise our right to redeem the warrants by providing 20 days’ prior written notice to the holders of the warrants. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, totaled approximately $8.9 million. None of these warrants has been exercised to date.
     In March 2006, we secured a purchase commitment from an investor to purchase from us up to $9.8 million of our common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by us at our discretion. Prior to December 31, 2006, we drew down the full $9.8 million through the sale of 1,904,296 shares of common stock at a price of $5.12 per share resulting in net proceeds to us, excluding the proceeds of any future exercise of the warrants, described below, of approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. As part of the arrangement, we issued warrants to the investor to purchase 761,718 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable at any time on or prior to September 24, 2011. On or after March 24, 2010, we may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. We may exercise our right to redeem the warrants by providing at least 30 days prior written notice to the holders of the warrants. None of these warrants has been exercised to date.
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
Cash Flows
     As of September 30, 2007, we had approximately $28.0 million in cash and cash equivalents and investments, a net decrease of approximately $10.2 million from December 31, 2006. We used $10.5 million of cash for operating activities during the first three quarters of 2007. The $10.5 million primarily reflects our $8.7 million net loss for the period, as adjusted for non-cash revenue and expenses, including stock-based compensation, depreciation and amortization. It also reflects the changes in deferred revenue associated with payments under our collaborative arrangements and changes in our accounts payable and accrued expenses.
     The net cash used in investing activities during the nine months ended September 30, 2007 of $3.9 million reflects our purchase of approximately $49.8 million in securities offset by our sale of $36.2 million of securities and the proceeds of approximately $11.1 million from securities that matured in the nine months ended September 30, 2007. The net cash used in investing activities also reflects our purchase of laboratory, office and computer equipment in the first three quarters of 2007.
     The net cash provided by financing activities during the first three quarters of 2007 of $1.8 million primarily reflects the net proceeds from the issuance of a $1.3 million promissory note and the $0.6 million in proceeds received from the exercise of stock options and warrants during the first three quarters of 2007.
Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $338.2 million at September 30, 2007. We have incurred losses of $78.0 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We had cash, cash equivalents and short-term investments of $28.0 million at September 30, 2007. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2008. We will need to raise additional funds to operate our business beyond such time, including completing any Phase 2 trials involving IMO-2055.
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
Contractual Obligations
     We have contractual obligations in the form of operating and capital leases. In June 2007, we borrowed $1.3 million from GE Capital Corporation pursuant to a promissory note in order to finance the purchase of new laboratory, office, and computer equipment to be used in our new office and laboratory facility in Cambridge, Massachusetts. The note is secured by specific laboratory, manufacturing, office and computer equipment and is subject to the terms of a master security agreement dated April 23, 2007 by and between us and GE. The note bears interest at a fixed rate of 11% per annum, and is payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing on June 12, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2007, we had no assets and liabilities related to non-dollar-denominated currencies.
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
ITEM 4T. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

IDERA PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or net cash flows.
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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in us reporting net income for that year. As of September 30, 2007, we had an accumulated deficit of $338.2 million. We have incurred losses of $78.0 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. We expect to continue to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
     We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase as we continue the clinical development of IMO-2055 and IMO-2125.
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
     We will need to raise additional funds to operate our business beyond such time, including completing any on-going clinical trials involving IMO-2055 or IMO-2125. We believe that the key factors that will affect our ability to obtain additional funding are:
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
Risks Relating to Our Business, Strategy and Industry
We are depending heavily on the success of our lead product candidates, IMO-2055 and IMO-2125, which are in clinical development. If we are unable to successfully develop and commercialize these products, or experience significant delays in doing so, our business will be materially harmed.
     We are investing a significant portion of our time and financial resources in the development of our lead product candidates, IMO-2055 and IMO-2125. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of one or both of these products. The commercial success of these products will depend on several factors, including the following:
•	acceptable safety profile during clinical trials;

•	demonstration of statistically recognized efficacy in clinical trials;

•	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the products, whether alone or in collaboration with other products;

•	acceptance of the products by the medical community and third-party payors;

•	competition from other companies and their therapies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our product candidates following approval.

Our efforts to commercialize these products are at an early stage, as we are currently conducting Phase 1 and Phase 2 clinical trials of these products in defined patient populations. If we are not successful in commercializing these products, or are significantly delayed in doing so, our business will be materially harmed. If our clinical trials are unsuccessful, or if they are delayed or terminated, we may not be able to develop and commercialize our products.
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
     The results from preclinical testing of a product candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. For example in June 2007, Coley Pharmaceutical Group, Inc. announced that its partner, Pfizer Inc., had discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. This discontinuation included two Phase 3 clinical trials and two Phase 2 clinical trials. In addition, in January 2007, Coley Pharmaceuticals Group, Inc. announced that it had suspended its development of a TLR9 agonist, Actilon®, for hepatitis C. In addition, in July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound that was previously evaluated in a Phase 1b trial for the treatment of hepatitis C virus infection. The parties determined that the results of preclinical toxicology studies do not support further clinical evaluation of chronic daily dosing of ANA975 in hepatitis C patients.
     There are to date few data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in preclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing, or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in the first stage of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies developed by other companies, Sutent® and Nexavar®, for treatment of the same patient populations and as a result we closed enrollment of the trial in June 2007. Patient accrual is a function of many factors, including:
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
     Our product candidates and our collaborators’ product candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. We recently closed enrollment in two clinical trials with IMO-2055 in oncology and commenced a clinical trial of IMO-2125 for chronic hepatitis C virus infection in the third quarter of 2007. We plan to commence new clinical trials of IMO-2055 in oncology in the fourth quarter of 2007 and the first quarter of 2008. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
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
     The product candidates that we are developing are based upon technologies or therapeutic approaches that are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, we are pursuing an indication for treatment of chronic hepatitis C virus infection for IMO-2125 and commenced a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection in the third quarter of 2007. Coley Pharmaceutical Group, Inc. and Anadys Pharmaceuticals, Inc. have performed early clinical trials of immune stimulatory compounds for the treatment of hepatitis C, and both programs have been discontinued. We cannot be certain whether such actions will negatively impact the perception of our TLR technology.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal and Dr. Robert Karr. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Karr serves as our President. Dr. Agrawal has made significant contributions to the field of antisense technology, and has led the development of our compounds targeted to TLRs. He is named as an inventor on over 380 patents and patent applications worldwide. Dr. Karr has extensive experience in the pharmaceutical industry. Drs. Agrawal and Karr provide us leadership for management, research and development activities. The loss of either Dr. Agrawal’s or Dr. Karr’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
     We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2010, but may be renewed for additional one-year terms. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
     We are a party to an employment agreement with Dr. Karr that expires on December 5, 2008, but may be renewed for additional one-year terms. This agreement may be terminated by us or Dr. Karr for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Karr.
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
     All of the products that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2055 and IMO-2125.
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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We have contracted with contract research organizations to manage all of our current clinical trials of IMO-2055 and IMO-2125. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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
     Our stock price has been volatile. During the period from January 1, 2006 to October 31, 2007, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $12.20 per share to a low of $2.36 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
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

IDERA PHARMACEUTICALS, INC
Date: November 9, 2007	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: November 9, 2007	/s/ Donna A. Lopolito
Donna A. Lopolito
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.