Form 10-K
period 2007-12-31
IDERA PHARMACEUTICALS, INC.
filed 2008-03-11
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31918

IDERA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware (State or other jurisdiction of incorporation or organization)	04-3072298 (I.R.S. Employer Identification No.)

167 Sidney Street Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

(617) 679-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered

Common Stock, $.001 par value (Including Associated Preferred Stock Purchase Rights)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company “in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $112,169,323 based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2007. As of February 29, 2008, the registrant had 21,987,744 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 4, 2008 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

IMOtm and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” ’likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1.	Business

Overview

We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Our business strategy is to advance applications of our TLR-targeted compounds in multiple disease areas simultaneously. We are advancing some of these applications through internal programs, and we seek to advance other applications through collaborative alliances with pharmaceutical companies. Collaborations provide us with financial resources for our research and development programs and the necessary resources and drug development experience for our partnered programs.

We are focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. At present, we are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation.

As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and TLR8. We refer to our TLR7 and TLR8 agonists as stabilized immune modulatory RNA, or SIMRA, compounds. We have evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates. We intend in 2008 to further evaluate these compounds in preclinical models of infectious disease.

In our autoimmune disease program we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated these compounds in various preclinical studies, including in mouse models of lupus and rheumatoid arthritis. We are currently conducting further preclinical studies to explore the potential of these compounds in multiple sclerosis and psoriasis.

Our cancer treatment research program is focused on potential applications of our TLR7 and TLR8 agonists. We intend in 2008 to evaluate these compounds in preclinical models of cancer.

We are also collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in multiple disease areas. We are collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., Inc., or Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.

In December 2007, we entered into a worldwide licensing and collaboration agreement with Merck KGaA for the research, development and commercialization of our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the agreement, we exclusively licensed our clinical stage drug candidates IMO-2055 and IMO-2125, as well as other TLR9 agonists, for the treatment of cancer, excluding cancer vaccines. We and Merck KGaA are evaluating IMO-2055 in clinical trials in cancer patients.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop and commercialize therapeutic and prophylactic vaccine products containing our TLR7, 8 or 9 agonists in the fields of cancer, infectious diseases and Alzheimer’s disease. Under the agreement, we are engaged in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8, which may incorporate both Merck & Co. and Idera chemistry, for use in Merck & Co.’s vaccines for cancer, infectious diseases and Alzheimer’s disease.

In May 2005, we entered into a research collaboration and option agreement and a license, development, and commercialization agreement with Novartis to discover, develop, and potentially commercialize TLR9 agonists as potential treatments for asthma and allergies. In 2007, Novartis extended the initial two-year research collaboration by an additional year to May 2008. In March 2008, we agreed with Novartis to extend the research collaboration until December 31, 2008. The extension is anticipated to allow for the advancement of QAX935, a novel agonist of TLR9, into human clinical trials prior to the end of the research collaboration term.

Our Business Strategy

We believe that our compounds targeted to TLRs have broad potential applications in the treatment of infectious diseases, autoimmune diseases, cancer, and asthma and allergies, and as vaccine adjuvants. To develop the potential of our discoveries in multiple areas simultaneously, we are advancing some of these applications through internal programs and seeking to advance other applications through collaborations with pharmaceutical companies.

We have entered into collaborative relationships for application of our technology in multiple therapeutic areas. We believe that our collaborations with Merck KGaA for cancer treatment excluding cancer vaccines, Merck & Co. for vaccine adjuvants, and Novartis for treatment of asthma and allergies provide the necessary resources and expertise to advance these programs. These collaborations have also brought us upfront payments that have helped to finance our research and development programs. These collaborations could also result in us receiving additional payments if agreed upon milestones are achieved. We may also receive royalties if any commercial products result from our collaborations.

As our clinical evaluation of IMO-2125 advances in chronic hepatitis C virus infection and our preclinical programs move forward in infectious diseases, autoimmune diseases, and cancer, we may continue to seek additional collaborations. In considering any future collaborations, we will assess the resources and expertise a potential collaborator may bring to the development and commercialization of our drug candidates.

We plan to stay at the forefront of TLR-based research and discovery by applying our chemistry-based approach to create and develop novel and proprietary DNA- and RNA-based compounds targeted to TLRs. We use these compounds, which are synthetic chemical structures, to populate our expanding research and development programs and to support our collaborations.

Overview of the Human Immune System

The immune system protects the body by working through various mechanisms to recognize and eliminate bacteria, viruses and other infectious agents, referred to as pathogens, and abnormal cells, such as cancer cells. These mechanisms initiate a series of signals resulting in stimulation of the immune system in response to the pathogens or abnormal cells. The activities of the immune system are undertaken by its two components: the innate immune system and the adaptive immune system.

The role of the innate immune system is to provide a rapid, non-specific response to a pathogenic invasion or to the presence of abnormal cells in the body and to activate the adaptive immune system. The innate immune system consists of specialized cells such as macrophages, dendritic cells and monocytes. When the body is presented with a pathogen, cells of the innate immune system are activated, resulting in a cascade of signaling events that cause the production of proteins such as cytokines to fight the infection caused by the pathogen. Unlike the antibodies and cellular responses produced by the adaptive immune system as described below, the proteins produced by the innate immune system are not pathogen-specific. Moreover, once the pathogen is eliminated and the infection is resolved, the innate immune system will not remember the pathogen.

In contrast to the innate immune system, the adaptive immune system provides a pathogen-specific response to a pathogenic invasion. The adaptive immune system does this through the recognition by certain immune cells of specific proteins, called antigens, which are part of the pathogen or abnormal cell. This process is initiated through signals produced by the innate immune system. Upon recognition of a foreign antigen, which could come from pathogens or from cancer cells, the adaptive immune system produces antibodies and antigen-specific immune cells that specifically detect and destroy cells that contain the antigen. This response is referred to as an antigen-specific immune response. An antigen-specific immune response normally takes several weeks to develop the first time. However, once developed, the adaptive immune system “remembers” the antigen. In this manner, if the pathogen again invades the body, the presence of the memory immunity will allow the adaptive immune system to respond again, this time in a matter of days.

TLR-based Drug Discovery Technology

The human immune system is activated by recognition of pathogen-associated molecular patterns, or PAMPs. TLRs comprise a family of receptors that are known to recognize PAMPs. The different members of the TLR family of receptors are expressed in various immune system cells and recognize different PAMPs. Of the TLR receptors, TLR9 is a receptor that specifically recognizes certain DNA patterns that occur in bacteria and other pathogens, and compounds that mimic bacterial DNA. TLR7 and TLR8 are receptors that recognize viral RNA and compounds that mimic viral RNA.

Based on our extensive experience in DNA and RNA chemistry, we are designing and creating novel synthetic DNA- and RNA-based compounds, which as a chemical class are called oligonucleotides. Our compounds are designed to mimic the bacterial DNA and viral RNA that are recognized by TLR7, 8 or 9 with some of our compounds acting as agonists and others acting as antagonists.

TLR9 Agonists

Our most advanced programs are directed at compounds that are agonists of TLR9. These compounds mimic bacterial DNA and induce immune responses through TLR9 that may be applicable to the treatment of infectious diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. We have created our TLR9 agonist candidates to activate specific cells of the immune system to produce cytokines and other proteins. These activated cells and the cytokines and other proteins they produce lead to stimulation of both the innate and the adaptive components of the immune system. Furthermore, in preclinical cell culture and animal model studies, we have determined that the immunological activity of our compounds can be changed by modifying the structure of our compounds. Our ability to change immunological activity by modifying the chemical structure allows us to create a growing portfolio of compounds potentially useful for treating or preventing different diseases.

TLR7 and TLR8 Agonists

We are designing and creating novel synthetic RNA-based compounds that are agonists of TLR7 and/or TLR8. These RNA-based compounds are designed to mimic viral RNA. In preclinical studies in cell culture and animal models, these compounds induced immune responses that we believe may be applicable to the treatment of cancer and infectious diseases and vaccine adjuvants.

TLR7 and TLR9 Antagonists

We are creating novel classes of compounds that are designed to be antagonists of TLR7 and TLR9. Recent preclinical studies from third-party researchers have suggested TLR7 and TLR9 may play a role in certain autoimmune diseases. In cell-based experiments and animal models, our antagonists have blocked immune stimulation in the presence of specific agonists of TLR9 and specific agonists of TLR7. We have evaluated some of our antagonist compounds in preclinical mouse models of the human autoimmune diseases lupus and rheumatoid arthritis. In both of these models, treatment with our antagonist compounds was associated with improvement in a number of disease parameters.

Research and Development Programs

We and our collaborators are engaged in the evaluation of TLR-targeted compounds in multiple therapeutic areas. The following table summarizes the disease areas and the development status for our programs.

RESEARCH AND DEVELOPMENT PROGRAMS

Disease Area	Drug candidate(s)	Development Status

Infectious Diseases
Chronic Hepatitis C	IMO-2125 (TLR9 agonist)	Phase 1 Clinical Trial
Viral Diseases	TLR7, 8 and 9 agonists	Research
Autoimmune Diseases
Lupus, Rheumatoid Arthritis, Multiple Sclerosis, Psoriasis	TLR7, TLR9 antagonists	Research
Oncology
Solid Tumor Cancers	TLR7, TLR8 agonists	Research

PARTNERED PROGRAMS

Disease Area	Drug candidate(s)	Development Status

Oncology: TLR9 agonists in collaboration with Merck KGaA
Renal Cell Carcinoma	IMO-2055	Phase 2 Stage A Clinical Trial
Solid Tumors	IMO-2055 + Chemotherapy	Phase 1 Clinical Trial
Non-small Cell Lung Cancer	IMO-2055 in combination with	Phase 1b Clinical Trial
Tarceva® and Avastin®
Colorectal Cancer	IMO-2055 in combination with	Preclinical
Erbitux® and Camptosar®
Vaccines: TLR7, 8, 9 agonists in collaboration with Merck & Co.
Cancer, Infectious Diseases, Alzheimer’s Disease	TLR7, 8 and 9 agonists as vaccine adjuvants	Research
Respiratory Diseases: TLR9 agonists in collaboration with Novartis
Asthma, Allergies	QAX935	Preclinical

Infectious Diseases

We and others have conducted preclinical studies in human cell-based assays in which TLR agonists have activated cells of the immune system and induced these cells to secrete cytokines and other proteins that lead to further immune responses. We believe that certain agonists of TLRs 7, 8, and 9 can induce immune system responses that have potential therapeutic applicability in infectious diseases, including those caused by viruses.

Our most advanced application of TLR-targeted drug candidates in infectious diseases involves DNA-based compounds that mimic bacterial DNA and are recognized as agonists of TLR9. Certain TLR9 agonists induce high levels of interferon-alpha in preclinical models. Recombinant interferon products currently are components of the standard of care for viral infectious diseases such as chronic hepatitis C infection.

Hepatitis C — IMO-2125

Currently, the standard of care treatment for chronic hepatitis C virus infection is based on therapies that include a single recombinant interferon protein. We and others have shown in preclinical studies TLR9 agonists induce many proteins, including natural interferon proteins and other proteins with antiviral activity. The induction of natural interferon and other antiviral proteins through TLR9 leads us to believe that TLR9 agonists may provide advantages over recombinant interferon for the treatment of chronic hepatitis C virus infection because the induced proteins may act in concert to produce a broader or stronger antiviral effect.

We have selected IMO-2125, a synthetic DNA-based TLR9 agonist, as our lead candidate for the treatment of infectious diseases. In preclinical models, including cultures of human immune cells and in nonhuman primates, IMO-2125 was shown to induce high levels of natural interferon and other antiviral proteins. The proteins induced by IMO-2125 in human immune cell cultures and in plasma from nonhuman primates dosed with IMO-2125 showed potent activity for inhibiting hepatitis C virus RNA production in cell-based assays.

In May 2007, we submitted an investigational new drug, or IND, application for IMO-2125 to the FDA, and in September 2007, we initiated a Phase 1 study of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to the current standard of care treatment. We are currently recruiting patients at five sites and plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. Secondary objectives include assessments of the effects of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation. We anticipate interim results from this trial will be available in the first half of 2009.

We have formed a Hepatitis C Clinical Advisory Board to advise us on the clinical development of IMO-2125 for the treatment of chronic hepatitis C virus infection. Members of our Hepatitis C Clinical Advisory Board include leading hepatologists from Europe and the United States.

Viral Diseases

We intend in 2008 to evaluate some of our compounds in preclinical models of viral infectious diseases other than chronic hepatitis C virus infection. In addition to our TLR9 agonists such as IMO-2125, we have identified synthetic RNA-based compounds that mimic viral RNA and are recognized by TLR7 and TLR8. We have discovered structural approaches that stabilize these compounds, which we call SIMRA structures. We have reported data from preclinical studies in human cell-based assays and in vivo in non-human primates in which our TLR7 and TLR8 agonist compounds induced immune responses that might be applicable to the treatment of viral infectious diseases.

Autoimmune Diseases

Systemic lupus erythematosus, or lupus, and rheumatoid arthritis are examples of chronic autoimmune diseases in which the immune system attacks the cells and tissues of the body and causes inflammation and tissue damage. Current therapies include corticosteroids and anti-malarial drugs such as chloroquine. In autoimmune diseases such as lupus and rheumatoid arthritis, the immune system forms antibodies to a molecule that is an appropriate part of the body, also known as a self-antigen. An immune complex is then formed between the self-antigen and the antibody to the self-antigen. Recently, third-party researchers have reported that TLR7 and TLR9 may recognize these immune complexes and induce further immune responses to them.

We have identified DNA-based compounds that in preclinical studies have acted as antagonists of TLR7 and TLR9. In studies conducted in mouse models, these antagonists inhibited immune responses mediated through TLR7 and TLR9. We believe that such antagonists may have application in the treatment of autoimmune diseases because they may inhibit TLR7 or TLR9 mediated responses to the immune complex and thereby interfere with the progression of disease symptoms.

We have conducted evaluations of these compounds in various preclinical studies, including in strains of mice that are genetically predisposed to develop autoimmune disease similar to the human autoimmune disease lupus and in a collagen-induced mouse model of rheumatoid arthritis. Data from these evaluations showed improvement in a number of disease parameters. We plan to conduct preclinical studies in additional models, including mouse models of multiple sclerosis and psoriasis, to explore the potential of these novel DNA-based compounds for the treatment of autoimmune diseases. In 2008, we intend to form a scientific advisory board with leading researchers in the field of autoimmune diseases to assist with determining a clinical development strategy for our antagonist candidates. We expect to select a lead antagonist candidate for a defined autoimmune disease and to initiate IND-enabling studies in 2008.

Cancer

The immune system is capable of recognizing cancer cells as abnormal cells, leading to an immune response. However, the body’s immune response to cancer cells may be weak or absent. Various mechanisms to increase the immune response to cancer cells have been evaluated by others, including the use of bacterial extracts, ex vivo or in vivo stimulation of immune cells, and administration of recombinant proteins such as interferons. We believe that agonists of TLRs 7, 8, and 9 can enhance the body’s immune response to cancer cells.

We have identified synthetic SIMRA compounds that mimic viral RNA and are recognized by TLR7 and TLR8. We have reported data from preclinical studies in human cell-based assays and in vivo in non-human primates in which SIMRA compounds induced immune responses. In the reported data the agonistic activity for TLR7 and TLR8 was dependent on the chemical composition of the SIMRA compounds. We intend to further evaluate these compounds in preclinical cancer models.

We and other researchers have published and presented extensive data on our DNA-based agonists of TLR9 in mouse models of cancer. We have shown in these mouse models that our TLR9 agonists induced an immune response that resulted in antitumor activity. The cascade of immune responses initiated by TLR9 agonists in these studies in mouse models also activated the adaptive immune system functions, and enhanced the recognition of antigens unique to the tumor, which are referred to as tumor-associated antigens.

When our TLR9 agonists were combined in preclinical mouse models with approved anticancer agents, including chemotherapies, antibodies, and newer biologically targeted agents such as inhibitors of proteins involved in cancer cell growth and blood vessel formation, the observed anticancer activity was enhanced beyond that of the anticancer agents alone. We also believe that TLR9 agonists can be combined with tumor-associated antigens to enhance the immune responses to potential cancer vaccine candidates. In preclinical studies conducted by us of some of our TLR9 agonists, enhanced recognition of tumor-associated antigens promoted production of specific antibodies and sensitized immune cells, both of which contribute to an adaptive immune response.

Partnered Programs

We selected IMO-2055, a synthetic DNA-based TLR9 agonist, as a lead candidate for the treatment of cancer. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. Prior to entering our collaboration with Merck KGaA, we completed, initiated, or planned the following clinical studies with IMO-2055.

Healthy Volunteer Phase 1 Trial.  In March 2004, we completed a Phase 1 clinical trial of IMO-2055 in 28 healthy volunteers over a range of dose levels from 0.005 to 0.16 mg/kg/week for 3 weeks, by subcutaneous injection or intravenous infusion. In this single-center trial, IMO-2055 was well tolerated by the volunteers, who did not experience any significant treatment-related adverse effects. In addition, IMO-2055 demonstrated evidence of immune stimulatory activity in the volunteers.

Refractory Solid Tumor Monotherapy Phase 1 Trial.  In February 2006, we completed a Phase 1 clinical trial of IMO-2055 in 23 patients with refractory solid tumor cancers at the Lombardi Comprehensive Cancer Center at Georgetown University Medical Center in Washington, D.C. In this trial, we administered IMO-2055 to the patients by subcutaneous injection in weekly doses that ranged from 0.04 mg/kg/week to 0.64 mg/kg/week for up to 104 weeks. IMO-2055 treatment exhibited evidence of immunological activity as measured by several laboratory tests of immune system function. IMO-2055 was well tolerated at all dosage levels.

Renal Cell Cancer Monotherapy Phase 2 Stage A Trial.  In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. Under the protocol for the trial, we sought to enroll a total of up to 92 patients in Stage A of the trial, 46 who had failed one prior therapy and 46 who were treatment-naïve. We closed enrollment in this trial on June 29, 2007. As of that date, we had enrolled 46 treatment-naïve patients and 45 patients who had failed one prior therapy. We will be able to obtain a complete set of data only when all patients have stopped receiving treatment in the trial. As of March 2008, one patient continued to receive treatment in the trial. We expect that initial data from this trial will be available in the second or third quarter of 2008.

Refractory Solid Tumor Chemotherapy Combination Phase 1 Trial.  In October 2005, we began patient recruitment in the Phase 1 portion of a clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin in patients with refractory solid tumor cancers. The purpose of the Phase 1 portion of the trial, which was a single center, open label study, was to evaluate the safety of the chemotherapy combination. Three dose levels of IMO-2055 and three treatment schedules of IMO-2055 were investigated in this trial. We enrolled twenty-two patients in this trial and closed enrollment in July 2007. We reported interim data from 19 patients from this trial at the 12th World Conference on Lung Cancer in Seoul, Korea, in September 2007. The interim data suggested that it was feasible for the combination of IMO-2055, gemcitabine, and carboplatin to be administered in patients with advanced solid tumors. The only dose-limiting toxicities observed in these patients were common side effects observed with gemcitabine and carboplatin. In these 19 patients, the response rate, progression-free survival, and overall survival were 5%, 4.1 months, and 12.9 months, respectively. In the subset of eight patients with non-small cell lung cancer, the response rate, progression-free survival, and overall survival were 13%, 6.5 months and 12.9 months, respectively.

Non-small Cell Lung Cancer Avastin® and Tarceva® Combination Phase 1b Trial.  In December 2007, we initiated a Phase 1b trial of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. The trial is designed to assess safety of the IMO-2055, Tarceva and Avastin combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. Three dose levels of IMO-2055 are being investigated with standard dosages and schedules of Tarceva and Avastin. IMO-2055 is administered subcutaneously once a week, with each patient continuing to receive therapy until disease progression as determined by Response Evaluation Criteria in Solid Tumors, or RECIST, or another protocol-specified stopping criterion is met. We are currently recruiting patients for the trial, which was designed with a target enrollment of up to 40 patients.

Colorectal Cancer Erbitux® and Camptosar® Combination Phase 1b Trial.  In 2007, we made plans to initiate a clinical trial in the U.S. to investigate IMO-2055 in combination with Erbitux, a recombinant, humanized antibody to epidermal growth factor receptor, and Camptosar, a cytotoxic, chemotherapeutic agent that inhibits topoisomerase I function, in patients with colorectal cancer. The Phase 1b trial is designed to evaluate multiple dose levels of IMO-2055 with established treatment regimens for Erbitux and Camptosar.

We have agreed with Merck KGaA that we will complete the Phase 2 renal cell cancer trial and the Phase 1 refractory solid tumor chemotherapy combination trial. We also have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial and that we may initiate the proposed Phase 1b colorectal cancer trial. Merck KGaA has agreed to reimburse us for the development costs associated with these two Phase 1b clinical trials incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective.

Vaccine Adjuvants

Vaccines are composed of one or more antigens and one or more adjuvants in an appropriate formulation. The function of the adjuvants is to enhance immune recognition of the antigens and increase the ability of the immune system to make antigen-specific antibodies.

In preclinical animal models, our TLR agonists have shown adjuvant activity when combined with various types of antigens. Preclinical studies that we have conducted with our TLR9 agonists and various antigens have shown improvements in several measures of antigen recognition, such as achievement of higher antibody titers, higher ratios of specific to nonspecific antibodies, and a reduction in the number of doses required to achieve effective antibody titers. As a result, we believe that TLR agonists have the potential to be used as adjuvants in vaccines.

We have entered into a research collaboration with Merck & Co. and have granted Merck & Co. an exclusive license to develop and commercialize our TLR7, 8, and 9 agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck & Co. for cancer, infectious diseases, and Alzheimer’s disease.

Asthma and Allergies

Asthma and allergy conditions are characterized by an imbalance of the immune system. Currently approved agents for the treatment of asthma and allergy conditions, including steroids and antibodies, are generally designed to suppress symptoms of asthmatic or allergic response. TLR9 agonists, on the other hand, are designed to induce immune responses that could be useful in restoring immune system balance. In preclinical studies conducted by us and our collaborators, our TLR9 agonists have shown improvements in multiple indices of allergic conditions. For example, we have presented data from mouse models of allergy which show our TLR9 agonists restored the balance of immunological activity, produced a higher ratio of specific versus non-specific antibodies, reduced the number of pulmonary immune cells that produce allergic inflammation, and improved lung function.

We have entered into a research collaboration and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, optimize, develop, and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. In March 2008, we agreed with Novartis to extend the research collaboration until December 31, 2008. The extension is anticipated to allow for the advancement of QAX935, a novel agonist of TLR9, into human clinical trials prior to the end of the research collaboration term.

Corporate Alliances

An important part of our business strategy is to enter into research and development collaborations, licensing agreements and other strategic alliances with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential development and commercialization of drugs based on our technology.

Merck KGaA

In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement, we granted Merck KGaA worldwide exclusive rights to our lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel follow-on TLR9 agonists to be identified by Merck KGaA and us under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement:

•	In February 2008, Merck KGaA paid us a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates;

•	Merck KGaA agreed to reimburse future development costs for certain of our on-going IMO-2055 clinical trials, which will continue to be conducted by us;

•	Merck KGaA agreed to pay us up to EUR 264 million in development, regulatory approval, and commercial success milestone payments if products containing our TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and

•	Merck KGaA agreed to pay royalties on net sales of products containing our TLR9 agonists that are marketed.

We have agreed that neither we nor our affiliates will, either directly or through a third party:

•	Develop or commercialize any TLR9 agonist for use in treating, curing and/or delaying of the onset or progression of cancer in humans; and

•	Develop or commercialize IMO-2055 for use outside treating, curing and/or delaying of the onset or progression of cancer in humans, except as part of vaccine products in the fields of oncology, infectious diseases and Alzheimer’s disease, which Idera is pursuing under its collaboration with Merck & Co.

These restrictions will not limit Idera’s ability to research, develop and commercialize vaccine products containing IMO-2055 in the fields of oncology, infectious diseases, and Alzheimer’s disease, and to research, develop, and commercialize IMO-2125 outside the licensed field as a combination therapy or as a vaccine product.

During the period in which we provide follow-on TLR9 agonists, we agreed to form a joint research committee, consisting of an equal number of members from Idera and Merck KGaA, to facilitate our delivery of such compounds.

Under the agreement, Merck KGaA is obligated to pay us royalties, on a product-by-product and country-by-country basis, until the later of the expiration of the patent rights licensed to Merck KGaA and the 10th anniversary of the product’s first commercial sale in such country. If the patent rights expire in a particular country before the 10th anniversary of the product’s first commercial sale in such country, Merck KGaA shall continue to pay us royalties at a reduced royalty rate until such anniversary. In addition, the applicable product royalties may be reduced if Merck KGaA is required to pay royalties to third parties for licenses to intellectual property rights. Merck KGaA’s royalty and milestone obligations may also be reduced if Merck KGaA terminates the agreement based on specified uncured material breaches by us. The agreement may be terminated by either party based upon material uncured breaches by the other party or by Merck KGaA at any time after providing Idera with advance notice of termination.

Merck & Co., Inc.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, we granted Merck & Co. worldwide exclusive rights to a number of our TLR7, 8 and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit to the number of vaccines to which Merck & Co. can apply our agonists within these fields. We also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, which collaboration may be extended by Merck & Co. for two additional one-year periods. Under the terms of the agreement:

•	Merck & Co. paid us a $20.0 million upfront license fee;

•	Merck & Co. purchased $10.0 million of our common stock at $5.50 per share;

•	Merck & Co. agreed to fund the research and development collaboration;

•	Merck & Co. agreed to pay us milestone payments as follows:

•	up to $165.0 million if vaccines containing our TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields;

•	up to $260.0 million if vaccines containing our TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing our TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and

•	if Merck & Co. develops and commercializes additional vaccines using our agonists, we would be entitled to receive additional milestone payments; and

•	Merck & Co. agreed to pay us royalties on net product sales of vaccines using our TLR agonist technology that are developed and marketed.

Merck & Co. agreed, subject to certain exceptions, that prior to December 8, 2007, it would not sell any of the shares of our common stock acquired by it under the agreement and that, for the duration of the research and collaboration term, its ability to sell such shares will be subject to specified volume limitations.

Under the agreement, Merck & Co. is obligated to pay us royalties, on a product-by-product and country-by-country basis, until the later of the expiration of the patent rights licensed to Merck & Co. and the expiration of regulatory-based exclusivity for the vaccine product. If the patent rights and regulatory-based exclusivity expire in a particular country before the 10th anniversary of the product’s first commercial sale in such country, Merck & Co. shall continue to pay us royalties at a reduced royalty rate until such anniversary, except that

Merck & Co.’s royalty obligation will terminate upon the achievement of a specified market share in such country by a competing vaccine containing an agonist targeting the same toll-like receptor as that targeted by the agonist in the Merck & Co. vaccine. In addition, the applicable royalties may be reduced if Merck & Co. is required to pay royalties to third parties for licenses to intellectual property rights, which royalties exceed a specified threshold. Merck & Co.’s royalty and milestone obligations may also be reduced if Merck & Co. terminates the agreement based on specified uncured material breaches by us.

Merck & Co. may terminate the collaboration relationship without cause upon 180 days written notice to us during the research term and upon 90 days written notice to us after the research term has ended. Either party may terminate the collaboration relationship upon the other party’s filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or for a material breach if such breach is not cured within 60 days after delivery of written notice.

Novartis International Pharmaceutical, Ltd.

In May 2005, we entered into a research collaboration and option agreement and a separate license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. In addition, Novartis may expand the collaboration, if specified conditions are satisfied, to include additional disease areas, excluding oncology and infectious diseases.

The agreements with Novartis are structured in two phases. During the research collaboration phase, we and Novartis agreed to work together to evaluate novel TLR9 agonists from which Novartis may select one or more drug candidates for further development through human clinical trials. In March 2008, we agreed with Novartis to extend the research collaboration until December 31, 2008. The extension is anticipated to allow for the advancement of QAX935, a novel agonist of TLR9, into human clinical trials prior to the end of the research collaboration term. Based on the results of the research collaboration, Novartis may elect to implement the commercialization agreement, and, under the license, development and commercialization agreement, complete the development and commercialize one or more of the drug candidates.

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

We and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. In 2007, Novartis extended our research collaboration by an additional year to May 2008. In connection with this extension, Novartis paid us an additional license fee of $1.0 million. In 2008, we agreed to extend the research collaboration until December 31, 2008.

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

Antisense Technology

We have been a pioneer in the development of antisense technology. Although we are not actively developing this technology at present, we believe that our antisense technology may be useful to pharmaceutical and biotechnology companies that are seeking to develop drug candidates that down-regulate gene targets discovered by, or proprietary to, such companies. Antisense drug candidates are designed to bind to RNA targets through hybridization, and decrease production of the specific protein encoded by the target RNA. We believe that drugs based on antisense technology may be more effective and cause fewer side effects than conventional drugs in applications with well-defined RNA targets because antisense drugs are designed to intervene in a highly specific fashion in the production of proteins, rather than after the proteins are made.

Currently, we are a party to five collaboration and license agreements involving the use of our antisense technology and specified indications. These agreements include a license agreement with Isis Pharmaceuticals, Inc., or Isis, involving intellectual property for antisense chemistry and delivery.

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

In 2007, we gave formal notice to Isis that we believed that Isis had materially breached certain provisions of the Collaboration and License Agreement, or the Collaboration Agreement, between us and Isis dated May 24, 2001. We and Isis submitted the dispute to arbitration and in January 2008, the arbitrator decided that Isis had not breached the Collaboration Agreement. The results of this arbitration are not material to us and have not changed the rights we reserved in the Collaboration Agreement to practice our intellectual property.

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

We are also a party to six royalty-bearing license agreements under which we have acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. Our principal in-license is with University of

Massachusetts Medical Center for chemistry and for certain gene targets. Under all of these in-licenses, we are obligated to pay royalties on our net sales of products or processes covered by a valid claim of a licensed patent or patent application. In certain cases, we are required to pay a specified percentage of any sublicense income, and all of these licenses impose various commercialization, sublicensing, insurance, and other obligations on us, and our failure to comply with these requirements could result in termination of the licenses. Additionally, as part of a 2003 interference resolution for one of the licensed patents, a settlement was made enabling us to receive a percentage of the royalty amounts the National Institutes of Health receives for the sale of a product that is covered by such patent.

Research and Development Expenses

For the years ended December 31, 2007, 2006 and 2005, we spent approximately $13.2 million, $12.7 million and $11.2 million, respectively, on research and development activities. In 2007, Merck & Co. sponsored approximately $1.1 million of our research and development activities. Our collaborators sponsored only a nominal portion of our research and development activities in 2006. In 2005, Novartis sponsored approximately $1.0 million of our research and development activities.

Patents, Proprietary Rights and Trade Secrets

Our success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We use a variety of methods to seek to protect our proprietary position, including filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

•	Novel chemical entities that function as agonists of TLR7, 8 or 9;

•	Novel chemical entities that function as antagonists of TLR7, 8 or 9; and

•	Use of our novel chemical entities and chemical modifications to treat and/or prevent a variety of diseases.

As of February 29, 2008, we owned 61 U.S. patents and U.S. patent applications and 161 corresponding worldwide patents and patent applications for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use for our immune modulatory compounds, including IMO-2055 and IMO-2125.

To date, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. The earliest of the issued patents for these discoveries expires in 2017. The U.S. patent specifically covering the composition of IMO-2055 expires in 2023.

In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of February 29, 2008, our antisense patent portfolio included 103 U.S. patents and patent applications and 159 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These patents expire at various dates ranging from 2014 to 2022.

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

The steps required before a product may be approved for marketing in the U.S. generally include:

•	nonclinical laboratory tests and animal tests under the FDA’s good laboratory practices regulations;

•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with the FDA’s regulations on current good manufacturing practices, or cGMPs; and

•	the submission to the FDA of an new drug application, or NDA, or a biologic license application, or BLA.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Clinical trials are conducted under protocols detailing the objectives of the trials, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed and approved by an independent Institutional

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

The results of the nonclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of an NDA or BLA for review and potential approval prior to the marketing and commercial shipment of the product. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity, and potency. In most cases, the NDA or BLA must be accompanied by a substantial user fee. The FDA also will inspect the manufacturing facility used to produce the product for compliance with cGMP regulations. The FDA may deny an NDA or BLA if all applicable regulatory criteria are not satisfied or may require additional clinical, toxicology or manufacturing data. Even after an NDA or BLA results in approval to market a product, the FDA may limit the indications or place other limitations that restrict the commercial application of the product. The FDA may issue a not approvable response to any NDA or BLA we or our collaborators may submit for a variety of reasons, including insufficient evidence of safety and/or efficacy or inadequate manufacturing procedures.

After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. The FDA may require additional clinical testing, or Phase 4 clinical trials, to be conducted after initial marketing approval. The FDA may withdraw product approval if compliance with regulatory standards and/or conditions of the marketing approval is not maintained or if safety problems occur after the product reaches the market. In addition, the FDA requires surveillance programs to monitor the consistency of manufacturing and the safety of approved products that have been commercialized. Holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling. The agency has the power to require changes in labeling or to prevent further marketing of a product based on new data that may arise after commercialization. Also, new federal, state, or local government requirements may be established that could delay or prevent regulatory approval of our products under development.

It may take many years and the expenditure of substantial resources to evaluate fully the safety and efficacy of a drug candidate in nonclinical and clinical studies, to qualify appropriate drug product formulations, and to ensure manufacturing processes are compliant with regulations. Data obtained in nonclinical studies or early clinical studies may not be indicative of results that might be obtained in later clinical trials that are often critical to the regulatory approval process. Formulation and/or manufacturing changes may cause delays in the development plan or require re-testing. Many of the activities may be subject to varying interpretations that could limit, delay, or prevent regulatory approval.

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

Our collaborators under the various license agreements we have completed have assumed responsibility for regulatory issues pertinent to any drug candidates or marketed products that may arise from our collaborations.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our drug candidates. We currently rely and expect to continue to rely on third parties for the manufacture of our drug candidates for preclinical and clinical development. We currently source our bulk drug manufacturing requirements from one contract manufacturer through the issuance of purchase orders on an as-needed basis. We depend and will continue to depend on our contract manufacturers to manufacture our drug candidates in accordance with cGMP regulations for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale. Contract manufacturers are subject to extensive governmental regulation.

Under our collaborative agreements with Merck KGaA, Merck & Co., and Novartis, our collaborators are responsible for manufacturing the drug candidates. We believe each collaborator purchases bulk drugs from a contract manufacturer.

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of infectious diseases, autoimmune diseases, cancer and asthma and allergies, and as vaccine adjuvants. For all of the disease areas in which we are developing potential therapies, we face competition from other companies developing products involving TLR targeted compounds as well as non-TLR targeted therapies. Some of these non-TLR targeted therapies have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed therapies have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such therapies by the medical community, patients, and third party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as our drug candidates, potentially less attractive, from a cost perspective, to buyers.

With respect to the development of products involving stimulation of the immune system, there are a number of companies, both privately and publicly held, that are actively engaged in the discovery, development, and commercialization of products and technologies involving TLR-targeted compounds that compete with our technologies and drug candidates, including compounds targeting TLRs 7, 8 or 9. Our principal competitors developing TLR-targeted compounds include: Pfizer, Inc., which acquired Coley Pharmaceutical Group in November 2007; Dynavax Technologies Corporation; and Anadys Pharmaceutical, Inc. We are also aware that the following companies are developing TLR-targeted compounds: Cytos Biotechnology AG; Eisai, Inc.; GlaxoSmithKline plc; Hemispherx Biopharma, Inc.; Innate Pharma SA; Intercell AG; Opsona Therapeutics Ltd.; and VaxInnate, Inc.

•	In infectious diseases, Dynavax Technologies Corporation has a preclinical TLR9 agonist lead molecule for hepatitis C treatment.

•	In autoimmune diseases, Pfizer, Inc., has an on-going Phase 1 clinical trial in healthy volunteers with a TLR antagonist, CPG 52364, for the treatment of lupus, and Dynavax Technologies Corporation has a discovery-stage autoimmune program.

•	In cancer, Pfizer, Inc., has multiple clinical trials on-going with its TLR9 agonist PF-3512676. In June 2007, Coley Pharmaceutical Group, which has since been acquired by Pfizer, Inc., discontinued certain clinical trials for PF-3512676 in combination with selected cytotoxic agents in lung cancer. Dynavax Technologies Corporation has an ongoing Phase 2 clinical trial in Non-Hodgkin’s lymphoma for its TLR9 agonist 1018 ISS as well as a Phase 1 clinical trial in colorectal cancer. In addition, Anadys Pharmaceutical, Inc., has announced that is has initiated a Phase 1 clinical trial in solid tumors for its TLR7 agonist ANA773.

•	In asthma and allergies, Dynavax Technologies Corporation by itself and in collaboration with AstraZeneca Pharmaceuticals plc, and Pfizer, Inc., in collaboration with sanofi-aventis Groupe have ongoing clinical trials with TLR9 agonists.

•	Merck & Co.’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

We recognize that other companies, including large pharmaceutical companies, may be developing or have plans to develop competitive products and technology. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals of products for use in health care and manufacturing, marketing and selling approved products.

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

Employees

As of February 29, 2008, we employed 38 individuals full-time. Of our 38 employees, 25 are engaged in research and development and 21 hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in our reporting net income for that year. As of December 31, 2007, we had an accumulated deficit of $342.7 million. We have incurred losses of $82.5 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all. We may incur substantial operating losses in future periods.

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our research and development programs and other operations.

We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments, including the $39.7 million upfront payment that we received in February 2008 under our agreement with Merck KGaA, will be sufficient to fund our operations at least through December 31, 2009.

We will need to raise additional funds to operate our business beyond such time, including completing any on-going clinical trials involving IMO-2125 or other drug candidates we may develop. We believe that the key factors that will affect our ability to obtain additional funding are:

•	the success of our clinical and preclinical development programs;

•	the success of our existing strategic collaborations with Merck KGaA, Merck & Co. and Novartis;

•	the cost, timing and outcome of regulatory reviews;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into additional strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

If we cannot obtain adequate funds, we may terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, fail to establish or delay the establishment of manufacturing, sale or marketing capabilities, or curtail research and development programs for new drug candidates.

Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the success of our our lead drug candidate for infectious diseases, IMO-2125, and our collaborative programs. If we or our collaborators are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We are investing a significant portion of our time and financial resources in the development of our clinical stage lead drug candidate for infectious diseases, IMO-2125. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-2125 and other drug candidates including drug candidates being developed by our collaborators. The commercial success of these drug candidates will depend on several factors, including the following:

•	acceptable safety profile during clinical trials;

•	demonstration of statistically recognized efficacy in clinical trials;

•	ability to combine IMO-2125 safely and successfully with other antiviral agents;

•	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, whether alone or in collaboration with other products;

•	acceptance of the products by the medical community and third-party payors;

•	competition from other companies and their therapies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our drug candidates following approval.

Our efforts to commercialize IMO-2125 are at an early stage, as we are currently conducting the initial Phase 1 safety clinical trial of this drug candidate in a defined patient population. If we are not successful in commercializing this or our other drug candidates, or are significantly delayed in doing so, our business will be materially harmed.

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

The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon®, for hepatitis C virus infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for hepatitis C virus infection.

There are to date few data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in preclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing, or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:

•	regulators or Institutional Review Boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	nonclinical or clinical data may not be readily interpreted, which may lead to delays and/or misinterpretation;

•	our nonclinical tests, including toxicology studies, or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical testing or clinical trials or we may abandon projects that we expect may not be promising;

•	the rate of enrollment or retention of patients in our clinical trials may be less than expected;

•	we might have to suspend or terminate our clinical trials if the participating patients experience serious adverse events or undesirable side effects or are exposed to unacceptable health risks;

•	regulators or Institutional Review Boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, including any issues identified through inspections of manufacturing or clinical trial operations or clinical trial sites;

•	regulators may hold or suspend our clinical trials while collecting supplemental information on, or clarification of, our clinical trials or other clinical trials, including trials conducted in other countries or trials conducted by other companies;

•	we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such debarred persons, even if inadvertently, may result in delays in the FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s);

•	the cost of our clinical trials may be greater than we currently anticipate; and

•	our products may not cause the desired effects or may cause undesirable side effects or our products may have other unexpected characteristics.

As an example, in 1997, after reviewing the results from the clinical trial of GEM91, a first generation antisense compound and our lead drug candidate at the time, we determined not to continue the development of GEM91 and suspended clinical trials of this drug candidate.

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies, Sutent® and Nexavar®, developed by other companies for treatment of the same patient populations. Patient accrual is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the study;

•	the nature of the study;

•	the existence of competitive clinical trials; and

•	the availability of alternative treatments.

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

Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In 2007, we commenced a new Phase 1b clinical trial of IMO-2055 in oncology, and we commenced a Phase 1 clinical trial of IMO-2125 for chronic hepatitis C virus infection. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, we are pursuing an indication for treatment of chronic hepatitis C virus infection for IMO-2125 and commenced a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection in the third quarter of 2007. Pfizer, Inc. and Anadys Pharmaceuticals, Inc. each have performed early clinical trials of TLR-targeted compounds for the treatment of chronic hepatitis C virus infection, and both programs have been discontinued. We cannot be certain whether such discontinuations will negatively impact the perception of our TLR technology.

Our efforts to educate the medical community on our potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us.

The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved drugs developed by other companies, Sutent® and Nexavar®, for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Pfizer, Inc., is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax Technologies Corporation has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies Corporation have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.

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

Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 380 patents and patent applications worldwide. Dr. Agrawal provides us leadership for management, research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2010, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

Furthermore, our future growth will require hiring a number of qualified technical and management personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

Regulatory Risks

We may not be able to obtain marketing approval for products resulting from our development efforts.

All of the drug candidates that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2125 and IMO-2055.

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

In general, submission of materials requesting permission to conduct clinical trials may not result in authorization by the FDA or any equivalent foreign regulatory agency to commence clinical trials. Further, permission to continue ongoing trials may be withdrawn by the FDA or other regulatory agencies at any time after initiation, based on new information available after the initial authorization to commence clinical trials. In addition, submission of an application for marketing approval to the relevant regulatory agency following completion of clinical trials may not result in the regulatory agency approving the application if applicable regulatory criteria are not satisfied, and may result in the regulatory agency requiring additional testing or information.

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

Both before and after approval is obtained, violations of regulatory requirements may result in:

•	the regulatory agency’s delay in approving, or refusal to approve, an application for marketing of a product;

•	restrictions on our products or the manufacturing of our products;

•	withdrawal of our products from the market;

•	warning letters;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	product seizure;

•	refusal to permit the import or export of our products;

•	injunctions or the imposition of civil penalties; and

•	criminal penalties.

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

An important element of our business strategy includes entering into strategic collaborations with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing and distribution of some of our drug candidates. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our

TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. In May 2005, we entered into a collaboration with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The failure of these collaborations or any others we enter into in the future could delay our drug development or impair commercialization of our products and could materially harm our business and might accelerate our need for additional capital.

The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations have risks, including the following:

•	our collaborators control the development of the drug candidates being developed with our technologies and compounds including the timing of development;

•	our collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with our collaborators;

•	disagreements with our collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if any of our collaborators fail to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.

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

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent.

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

Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs. However in the field of antisense technology we are party to five royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us.

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2014 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

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

The cost to us of any patent litigation or other proceeding even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

We have limited manufacturing experience and no manufacturing facilities, infrastructure or clinical or commercial scale manufacturing capabilities. In order to continue to develop our products, apply for regulatory approvals and ultimately commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

We currently rely upon third parties to produce material for nonclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our products. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long term supply contracts and rely on only one contract manufacturer.

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

Additionally, contract manufacturers may not be able to manufacture our TLR-targeted drug candidates at a cost or in quantities necessary to make them commercially viable. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We have contracted with contract research organizations to manage our current Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in the product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our drug candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and

•	publicity concerning our products or competing products and treatments.

Even if a potential product displays a favorable efficacy and safety profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.

If we are unable to obtain adequate reimbursement from third party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Most patients rely on Medicare, Medicaid, private health insurers, and other third party payors to pay for their medical needs, including any drugs we may market. If third party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our products. These further clinical trials would require additional time, resources and expenses. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected and our business may suffer.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic drugs. We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products. Regardless of merit or eventual outcome, liability claims and product recalls may result in:

•	decreased demand for our drug candidates and products;

•	damage to our reputation;

•	regulatory investigations that could require costly recalls or product modifications;

•	withdrawal of clinical trial participants;

•	costs to defend related litigation;

•	substantial monetary awards to trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then have to pay using other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;

•	loss of revenue;

•	the diversion of management’s attention away from managing our business; and

•	the inability to commercialize any products that we may develop.

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

Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws, and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:

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

Our stock price has been volatile. During the period from January 1, 2006 to February 29, 2008, the closing sales price of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, ranged from a high of $13.29 per share to a low of $2.36 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	our cash resources;

•	the terms of any financing conducted by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

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

In October 2006, we entered into a lease agreement for approximately 26,000 square feet of newly built-out laboratory and office space located in Cambridge, Massachusetts for a term commencing June 1, 2007 and expiring on May 31, 2014. We have specified rights to sublease this facility and a five-year renewal option.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Idera Pharmaceuticals

The following table sets forth the names, ages and positions of our executive officers as of March 1, 2008:

Name	Age	Position

Sudhir Agrawal, D. Phil	54	Chief Executive Officer, Chief Scientific Officer and Director
Louis J. Arcudi, III	47	Chief Financial Officer
Alice S. Bexon, MBChB	38	Vice President of Clinical Development
Timothy M. Sullivan, Ph.D	53	Vice President of Development Programs

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

Louis J. Arcudi, III is our Chief Financial Officer.  He joined us in December 2007. Prior to joining us, Mr. Arcudi served as Vice President of Finance and Administration and Treasurer for Peptimmune, Inc., a biotechnology company, from 2003 to 2007. From 2000 to 2003 Mr. Arcudi was Senior Director of Finance and Administration at Genzyme Molecular Oncology Corporation, a division of Genzyme Corporation, a biotechnology company. He was Director of Finance Business Planning and Operations International at Genzyme Corporation from 1998-2000. Prior to joining Genzyme, he held finance positions with increasing levels of responsibility at Cognex Corporation, a supplier of machine vision systems, Millipore Corporation, a provider of technoligies, tools and services for bioscience, research and biopharmaceutical manufacturing, and General Motors Corporation, an automobile manufacturer. Mr. Arcudi received a M.B.A. from Bryant College and a B.S. in accounting and information systems from the University of Southern New Hampshire.

Alice S. Bexon, MBChB, joined us in January 2007 as our Vice President of Clinical Development. From April 2001 to January 2007, Dr. Bexon worked for Hoffmann-La Roche, Inc.’s Pharma Division, where she served initially as International Medical Leader for the Oncology Business organization from April 2001 through June 2006 and subsequently as Clinical Science Leader for Pharma Development Medical Oncology from July 2006 to January 2007. Dr. Bexon also served as Medical Director from 1998 to 2001 in the oncology business unit of Sanofi-Synthelabo’s French affiliate (now sanofi-aventis), a pharmaceutical company. In addition, from 1997 to 1998 Dr. Bexon worked for the European Organization for Research and Treatment of Cancer (subsequently NDDO Oncology) in the Netherlands, and in 1997, she worked for Parexel International, a global bio/pharmaceutical services organization, in France. Dr. Bexon received her MBChB (MD equivalent) from Bristol University Medical School in the United Kingdom in 1994 and her full General Medical Council registration to practice medicine the following year. She completed internships in internal medicine and general surgery at Newcastle’s Freeman and North Tyneside General Hospitals in the UK and her oncology residency under Professor Jean-Pierre Armand at the Institut Gustave Roussy in Villejuif, France.

Timothy M. Sullivan, Ph.D., has been our Vice President of Development Programs since August 2004. He joined us in 2002 as Senior Director, Preclinical Drug Development. His prior professional experience includes positions as Executive Director of Non-clinical Drug Safety Evaluation for Purdue Pharma L.P., a pharmaceutical company, from 1999 to 2002 and Vice President of Eastern Operations for Oread, Inc., a contract drug development organization, from 1997 to 1999. Prior to 1997, Dr. Sullivan held a variety of technical management roles with other pharmaceutical companies and contract research organizations (Adria, Battelle, Roma Toxicology Centre), and in veterinary medicine (International Minerals & Chemical). Dr. Sullivan earned his B.S. in microbiology from Michigan State University in 1975. His graduate studies were at Purdue University, where he earned a M.S. degree in health physics in 1978 and a Ph.D. in toxicology in 1981.

PART II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol “IDRA” since December 10, 2007. Prior to December 10, 2007, our common stock was listed on the American Stock Exchange under the symbol “IDP”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as adjusted to reflect the one-for-eight reverse split of our common stock effected on June 29, 2006, during each of the quarters set forth below as reported on the NASDAQ Global Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2006
First Quarter	$5.52	$4.00
Second Quarter	5.44	1.60
Third Quarter	4.87	2.31
Fourth Quarter	6.99	3.65
2007
First Quarter	$9.50	$5.22
Second Quarter	9.95	6.25
Third Quarter	9.22	6.21
Fourth Quarter	13.10	8.86

The number of common stockholders of record on February 29, 2008 was approximately 225.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

During the year ended December 31, 2007, we issued 225,744 shares of our common stock in unregistered sales of our equity securities to holders of warrants in connection with the exercise by such warrant holders of outstanding Idera common stock purchase warrants. We issued the 225,744 shares for the following consideration:

•	86,937 shares were issued upon the payment of a warrant exercise price of $5.84 per share;

•	91,482 shares were issued upon the payment of a warrant exercise price of $8.00 per share; and

•	47,325 shares were issued pursuant to the cashless exercise provisions of the warrants through the surrender of the right to purchase 89,782 shares.

Idera received approximately $1.2 million of cash proceeds in aggregate upon the exercise of the foregoing warrants.

The issuances of shares of Idera’s common stock upon exercise of outstanding warrants described above were exempt from registration under the Securities Act of 1933 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder as not involving a public offering. The shares of common stock issued by Idera upon these warrant exercises have been registered for resale by the holders under Idera’s Registration Statement on Form S-3, File No. 333-109630.

Item 6.	Selected Financial Data

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Alliance revenue	$7,981	$2,421	$2,467	$942	$897

Operating expenses:
Research and development	13,195	12,705	11,170	8,249	9,898
General and administrative	9,513	6,276	5,120	5,616	8,386

Total operating expenses	22,708	18,981	16,290	13,865	18,284

Loss from operations	(14,727)	(16,560)	(13,823)	(12,923)	(17,387)
Other income (expense):
Investment income, net	1,668	505	369	217	190
Interest expense	(149)	(425)	(252)	(29)	(118)
Gain on sale of securities, net	—	—	—	—	104

Loss before income taxes	(13,208)	(16,480)	(13,706)	(12,735)	(17,211)
Income tax provision	—	(45)	—	—	—

Net loss	(13,208)	(16,525)	(13,706)	(12,735)	(17,211)
Accretion of preferred stock dividend	—	—	—	(2,676)	(5,529)

Net loss applicable to common stockholders	$(13,208)	$(16,525)	$(13,706)	$(15,411)	$(22,740)

Basic and diluted net loss per share	$(0.62)	$(0.99)	$(0.99)	$(1.03)	$(2.69)
Accretion of preferred stock dividends	—	—	—	(0.22)	(0.87)

Net loss per share applicable to common stockholders	$(0.62)	$(0.99)	$(0.99)	$(1.25)	$(3.56)

Shares used in computing basic and diluted net loss per common share(1)	21,221	16,625	13,886	12,364	6,382

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,743	$38,187	$8,376	$14,413	$13,668
Working capital	15,908	30,984	4,998	13,181	10,740
Total assets	27,714	40,541	9,989	15,391	14,410
Capital lease obligations	70	10	17	—	—
Note payable	1,143	—	—	—	—
4% convertible subordinated notes payable	—	5,033	5,033	—	—
9% convertible subordinated notes payable	—	—	—	—	1,306
Series A convertible preferred stock	—	—	—	—	5
Accumulated deficit	(342,734)	(329,526)	(313,000)	(299,294)	(283,883)
Total stockholders’ equity (deficit)	7,719	12,237	(335)	12,769	10,526

(1)	Computed on the basis described in Note 12 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

We are focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases and is in a Phase 1 clinical trial in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. We are also evaluating RNA-based compounds that act as agonists of TLR7 and TLR8 in our infectious disease program. In our autoimmune disease program we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. Our cancer treatment research program is focused on evaluation of our agonists of TLR7 and TLR8.

We are also collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in multiple disease areas. We are collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co. for vaccine adjuvants, and with Novartis, for treatment of asthma and allergies.

At December 31, 2007, we had an accumulated deficit of $342.7 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2008, we expect that our research and development expenses will be higher than our research and development expenses in 2007 as we expand our IMO-2125 development program and accelerate our early-stage programs on TLR anatagonists and on agonists of TLR7 and TLR8.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation fit the description of critical accounting estimates.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, or SAB 104, that requires four basic criteria be met before revenue can be recognized:

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” on January 1, 2006. This statement requires us to recognize all share-based payments to employees as expense in the financial statements based on their fair values. Under SFAS No. 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. We are also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123R. As permitted under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values, including average risk-free interest rate, expected dividend yield, expected life and expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends to common stockholders and have no present intention to pay cash dividends. The assumed expected option life is (1) based on the average of the option term and the option vesting period for standard options which meet the SEC’s Staff Accounting Bulletin 107 criteria for utilizing this simplified method and (2) based on actual experience of options held by employees holding options with similar characteristics for those options that do not meet the SEC’s criteria for using the simplified method. The expected volatility assumption is based on the actual stock-price volatility over a period equal to the expected life of the option.

We elected to adopt SFAS No. 123R on a modified prospective basis. As a result, the financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Prior to January 1, 2006, we applied Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and therefore, recorded the intrinsic value of stock-based compensation as an expense.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option- pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our stock-based compensation.

Results of Operations

Years ended December 31, 2007, 2006 and 2005

Revenues

Total revenues increased by approximately $5.6 million, or 233%, from $2.4 million in 2006 to $8.0 million in 2007 and decreased by $0.1 million, or 4%, from $2.5 million in 2005 to $2.4 million in 2006. The increase in revenue in 2007 primarily reflects a full year of license fee revenue and research reimbursements recognized under our collaboration agreement with Merck & Co., which we entered into in December 2006. In December 2006, we received a $20.0 million upfront payment under our collaboration agreement with Merck & Co. We are recognizing the $20.0 million upfront payment over the potential research term under the agreement. Of this $20.0 million, we recognized $5.0 million as revenue in 2007. In 2007, we also recognized $1.1 million in revenue from research reimbursements under our collaboration agreement with Merck & Co. and $0.3 million in milestone revenue from another collaboration agreement. These increases were partially offset by a decrease in license fee revenue recognized under our collaboration agreement with Novartis signed in May 2005. In February 2007, Novartis elected to extend our research collaboration with them. As a result of such extension, Novartis paid us an additional $1.0 million in May 2007. We are amortizing the $4.0 million upfront payment received from Novartis in July 2005 and the extension payment over the expected research term with $1.3 million recognized as revenue in 2007 as compared to $1.7 million in 2006. We did not recognize any revenue in 2007 under our collaboration with Merck KGaA, which became effective on February 4, 2008.

The decrease in revenue in 2006 from 2005 primarily reflects the inclusion in 2005 of revenues related to a reimbursement of third party expenses in 2005 under our collaboration agreement with Novartis. This decrease was partially offset by $1.7 million representing a full year of license fee revenue recognized in 2006 under the same collaboration with Novartis and $0.3 million in license fee revenue recognized in 2006 under our collaboration agreement with Merck & Co.

Our revenues for 2007, 2006 and 2005 were comprised of payments under various collaboration and licensing agreements for research and development, including reimbursement of third party expenses, and license fees, sublicense fees, and royalty payments. We also had revenue in 2007 from a milestone reached under one of our collaborations.

Research and Development Expenses

Research and development expenses increased by approximately $0.5 million, or 4%, from $12.7 million in 2006 to $13.2 million in 2007 and increased by approximately $1.5 million, or 13%, from $11.2 million in 2005 to $12.7 million in 2006. The increase in research and development expenses from 2006 to 2007 was primarily due to increases in clinical and non-clinical trial costs for IMO-2125, discovery employee costs, which are reimbursed, in connection with the Merck & Co. collaboration, costs associated with hiring additional drug development employees and stock-based compensation. The 2007 increase was offset, in part, by lower IND-enabling external expenses related to IMO-2125 and a decrease in IMO-2055 external development expenses. The increase in research and development expenses from 2005 to 2006 was primarily due to increased costs associated with IMO-2125 preclinical studies in infectious disease, higher payroll costs, an increase in stock-based compensation and costs associated with the formation of our Oncology Clinical Advisory Board. These increased expenses were offset, in part, by third party expenses incurred by us in 2005 related to the Novartis collaboration, which were not incurred in 2006.

	Year Ended December 31,			Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions)

IMO-2055 External Development Expense	$1.9	$2.9	$3.9	(34)%	(26)%
IMO-2125 External Development Expense	1.2	—	—	—	—
Other Drug Development Expense	4.5	5.4	2.7	(17)%	100%
Basic Discovery Expense	5.6	4.4	4.6	27%	(4)%

Total Research and Development Expense	$13.2	$12.7	$11.2	4%	13%

In the preceding table, research and development expense is set forth in the following four categories:

IMO-2055 External Development Expenses.  These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound being developed for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development trials and studies conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $12.5 million in external expenses through December 31, 2007 in connection with IMO-2055. IMO-2055 external development expenses decreased by $1.0 million, or 34%, from $2.9 million in 2006 to $1.9 million in 2007 and decreased by $1.0 million, or 26%, from $3.9 million in 2005 to $2.9 million in 2006. The decrease in IMO-2055 expenses in 2007 compared to 2006 was primarily attributable to lower clinical trial expenses as we closed enrollment of a Phase 2 trial in June 2007 and a Phase 1 trial in July 2007 and to a decrease in nonclinical safety studies of IMO-2055. These decreases were partially offset by increases associated with additional IMO-2055 trials that we commenced in 2007. The decrease in IMO-2055 expenses in 2006 compared to 2005 was primarily attributable to lower Phase 2 trial expenses as we approached full enrollment of our Phase 2 clinical trial and to a decrease in drug supply expenses as a result of IMO-2055 manufacture expense recognition during 2005 but not during 2006. These decreases were partially offset by expenses for a Phase 1 clinical trial which we initiated in October 2005, and an increase in additional nonclinical safety studies of IMO-2055.

In December 2007, we initiated a Phase 1b trial of IMO-2055 in combination with Avastin® and Tarceva® in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. We are currently recruiting patients for this trial, which was designed with a target enrollment of up to 40 patients. We have agreed with Merck KGaA that we will complete the Phase 2 renal cell cancer trial and the Phase 1 refractory solid tumor chemotherapy trial. We also have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial and that we may initiate the proposed Phase 1b colorectal cancer trial. Merck KGaA has agreed to reimburse us for costs associated with these two Phase 1b clinical trials that we incur after February 4, 2008, which is the date our agreement with Merck KGaA became effective.

IMO-2125 External Development Expenses.  These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic hepatitis C virus infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of the first IMO-2125 clinical trial but exclude internal costs such as payroll and overhead. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $1.2 million in external development expenses through December 31, 2007 in connection with IMO-2125, including costs associated with the initiation of our Phase 1 clinical trial and related non-clinical studies and manufacturing process development.

In May 2007, we submitted an IND for IMO-2125 to the FDA, and in September 2007, we initiated a Phase 1 study of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to the current standard of care treatment. We plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. Secondary objectives include assessments of the effects of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation. We anticipate interim results from this trial to be available in the first half of 2009.

Other Drug Development Expenses.  These expenses include internal and external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development in addition to internal costs associated with products in clinical development.

The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, payroll and overhead.

Other drug development expenses decreased by $0.9 million, or 17%, from $5.4 million in 2006 to $4.5 million in 2007 and increased by $2.7 million, or 100%, from $2.7 million in 2005 to $5.4 million in 2006. The decrease in 2007 was primarily due to decreases in manufacturing and other pre-IND direct external expenses related to IMO-2125. The 2007 decrease is computed based on costs incurred only through April 2007 since costs incurred after the May 2007 submission of the IMO-2125 IND have been shown separately in the above table. The decrease in other drug development expenses during 2007 was offset, in part, by costs associated with the hiring of additional drug development employees, increased stock-based compensation and allocated costs associated with the move to our new facility during the second quarter of 2007. The increase in these expenses in 2006 was primarily attributable to manufacturing and IND-enabling safety study costs associated with IMO-2125, costs associated with the formation of our Oncology Clinical Advisory Board and an increase in compensation costs attributable to the hiring of additional employees and our adoption of SFAS No. 123R. These increases were offset in part by third party expenses incurred by us in 2005 related to the Novartis collaboration, which were not incurred in 2006. We had direct external expenses of approximately $0.4 million, $2.4 million, and $0.3 million related to IMO-2125, before we commenced clinical development, for the years ended December 31, 2007, 2006, and 2005, respectively.

Basic Discovery Expenses.  These expenses include our internal and external expenses relating to the continuing discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead. Basic discovery expenses increased by $1.2 million, or 27%, from $4.4 million in 2006 to $5.6 million in 2007 and decreased by $0.2 million, or 4%, from $4.6 million in 2005 to $4.4 million in 2006. The increase in 2007 as compared to 2006 was primarily attributable to an increase in payroll expenses relating to work under our Merck & Co. collaboration, an increase in expenses for laboratory supplies and allocated costs associated with the move to our new facility during the second quarter of 2007. The decrease in these expenses in 2006 compared to 2005 was primarily attributable to a decrease in external research as some of our collaborative agreements with academic institutions were completed. The decrease was also attributable to a decrease in compensation expense as a result of allocating more executive compensation to other departments, offset partially by an increase in compensation costs attributable, in part, to our adoption of SFAS No. 123R. The decrease in 2006 expenses was partially offset by an increase in allocation of overhead costs as a result of higher facility expenses.

We do not know if we will be successful in developing IMO-2125 or any other drug candidate from our research and development programs. At this time, without knowing the results of our ongoing clinical trials of IMO-2125 and without an established plan for future clinical tests of IMO-2125 or other drug candidates, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, IMO-2125 or any other drug candidate from our research and development programs. Moreover, the clinical development of IMO-2125 or any other drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

•	the number of clinical sites included in the trials;

•	the time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials; and

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.2 million, or 51%, from $6.3 million in 2006 to $9.5 million in 2007 and increased by approximately $1.2 million, or 24%, from $5.1 million in 2005 to $6.3 million in 2006. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our regulatory filing requirements, and business development.

The $3.2 million increase from 2006 to 2007 primarily reflects increased employee costs, higher stock-based compensation expense for employees and consultants, higher professional fees associated with marketing research and legal services including legal expenses in connection with the Merck KGaA collaboration signed in December 2007, implementation of Sarbanes-Oxley Section 404 requirements, costs associated with the move to our new facility and costs accrued in anticipation of payments to be made to our former Chief Financial Officer under the transition agreement entered into with him in May 2007. The $1.2 million increase from 2005 to 2006 primarily reflects an increase in compensation expenses associated with the addition of employees in 2006, higher compensation levels in 2006, and higher stock compensation expenses resulting from our adoption of SFAS No. 123R. The increase also reflects higher consulting and legal expenses as a result of the Merck & Co. collaboration signed in December 2006. These increases were partially offset by lower patent preparation costs resulting from a consolidation of our patent portfolio and greater efficiencies in maintaining our patents.

Investment Income, Net

Investment income increased by approximately $1.2 million, or 240%, from $0.5 million in 2006 to $1.7 million in 2007 and increased by approximately $0.1 million, or 25%, from $0.4 million in 2005 to $0.5 million in 2006. The increase in 2007 is primarily attributable to higher cash and investment balances.

Interest Expense

Interest expense decreased by approximately $0.3 million, or 75%, from $0.4 million in 2006 to $0.1 million in 2007 and increased by approximately $0.1 million, or 33%, from $0.3 million in 2005 to $0.4 million in 2006. The decrease in 2007 and the increase in 2006 is due to the inclusion in 2006 of a full year of interest and amortization of deferred financing costs associated with our 4% convertible notes we issued in May 2005 in the aggregate principal amount of approximately $5.0 million. The 4% convertible notes were converted into shares of our common stock in February 2007. The decrease in 2007 is partially offset by interest expense associated with our note payable.

Income Tax Expense

In 2006, we recorded approximately $45,000 as income tax expense as a result of income subject to the alternative minimum tax. We did not have income subject to the alternative minimum tax for the years ended 2007 or 2005.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders amounted to $13.2 million for the year ended December 31, 2007, as compared to approximately $16.5 million for the year ended December 31, 2006 and $13.7 million for the year ended December 31, 2005. We have incurred losses of $82.5 million since January 1, 2001. We have incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $342.7 million through December 31, 2007. We may incur substantial operating losses in future periods.

Net Operating Loss Carryforwards

As of December 31, 2007, we had cumulative net operating loss carryforwards of approximately $277.7 million and $55.8 million available to reduce federal and state taxable income which expire through 2027 and 2012, respectively. In addition, we had cumulative federal and state tax credit carryforwards of $5.7 million and $4.1 million, respectively, available to reduce federal and state income taxes, which expire through 2027 and 2022, respectively. The Tax Reform Act of 1986 contains provisions, which limit the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2007, have resulted in ownership changes in excess of 50%, as defined under the Act and that may significantly limit our ability to utilize our net operating loss and tax credit carryforwards. We have not prepared an analysis to determine the effect of the ownership change limitation on our ability to utilize our net operating loss and tax credit carryforwards. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.

In January 2008, we sent notice to holders of our warrants to purchase common stock that were issued in August 2004 with an expiration date of August 27, 2009, or the August 2004 Warrants, that under the terms of the warrant agreement, we intend to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. The August 2004 Warrants can be exercised by cash payment only and have an exercise price of $5.36 per share of common stock. Following such notice and through February 29, 2008, we have received approximately $580,000 in proceeds from the exercise of August 2004 Warrants to purchase 108,129 shares of common stock. As of February 29, 2008, August 2004 Warrants to purchase 166,521 shares of common stock remained outstanding.

In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement, in February 2008 Merck KGaA paid us a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates.

In June 2007, we executed a promissory note in the aggregate principal amount of $1.3 million in favor of General Electric Capital Corporation. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1.2 million to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1.1 million of prinicipal amount outstanding plus accrued interest through the date of payment and a prepayment premium of approximately $0.1 million. The note has been cancelled.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, Merck & Co. paid us a $20.0 million license fee in December 2006. In addition, in connection with the execution of the license and collaboration agreement, we issued and sold to Merck & Co. 1,818,182 shares of our common stock for a price of $5.50 per share resulting in an aggregate purchase price of $10.0 million.

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

In May 2005, we entered into a research collaboration and option agreement and a license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize immune modulatory oligonucleotides that are TLR9 agonists and that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid us a $4.0 million license fee in July 2005. In February 2007, Novartis elected to extend the research phase of the collaboration by one year until May 2008 and, in connection with the extension, paid us $1.0 million in 2007.

In May 2005, we issued approximately $5.0 million in principal amount of 4% convertible subordinated notes due April 30, 2008 to overseas investors. Interest on the 4% convertible subordinated notes was payable in arrears on December 15, 2005 for the period from issuance to that date, and thereafter semi-annually on April 30 and October 30 and at maturity or upon conversion. We had the option to pay interest on the 4% convertible subordinated notes in cash or in shares of common stock at the then current market value of the common stock. In 2005, we issued 19,963 shares of common stock in payment of interest on the 4% convertible subordinated notes. All other interest payments have been paid in cash. The net proceeds from the offering totaled approximately $4.6 million. In February 2007, we elected to automatically convert the 4% convertible subordinated notes in the aggregate principal amount of $5.0 million into 706,844 shares of our common stock effective on February 20, 2007. We were entitled to exercise the right of automatic conversion because the volume-weighted average of the closing prices of the our common stock for a period of ten consecutive trading days exceeded $8.90, which represented 125% of the conversion price of the notes.

Cash Flows

As of December 31, 2007, we had approximately $23.7 million in cash and cash equivalents and investments, a net decrease of approximately $14.4 million from December 31, 2006. We used $15.8 million of cash from operating activities during 2007. The $15.8 million primarily reflects our $13.2 million net loss for 2007, as adjusted for non-cash revenue and expenses, including stock-based compensation, depreciation and amortization. It also reflects the changes in deferred revenue associated with revenue recognition under our collaborative arrangements and changes in our accounts receivable, prepaid expenses and accounts payable and accrued expenses.

The net cash provided by investing activities during 2007 of $0.9 million reflects our purchase of approximately $50.5 million in securities offset by our sale of $37.8 million of securities and the proceeds of approximately $15.2 million from securities that matured in 2007. The net cash used in investing activities also reflects $1.6 million investment in laboratory, office and computer equipment.

The net cash provided by financing activities during 2007 of $2.9 million, reflects the net proceeds from the issuance of a $1.3 million promissory note and the $1.8 million in proceeds received from the exercise of stock options and warrants during 2007.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $342.7 million at December 31, 2007. We had cash, cash equivalents and short-term investments of $23.7 million at December 31, 2007. We believe that based on our current operating plan our existing cash, cash equivalents and short-term investments, including the $39.7 million upfront payment that we received in February 2008 under our agreement with Merck KGaA, will be sufficient to fund our operations at least through December 31, 2009. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We believe that the key factors that will affect our internal and external sources of cash are:

•	the success of our clinical and preclinical development programs;

•	the success of our existing strategic collaborations with Merck KGaA, Merck & Co. and Novartis;

•	the cost, timing and outcome of regulatory reviews;

•	our ability to enter into new strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs.

Contractual Obligations

As of December 31, 2007, our contractual commitments were as follows:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Operating Lease Commitments	$8,304	$1,178	$2,480	$2,657	$1,989
Capital Lease Commitments	70	20	41	9	—
Notes Payable	1,143	266	683	194	—

Total	$9,517	$1,464	$3,204	$2,860	$1,989

Our only material lease commitment relates to our facility in Cambridge, Massachusetts. Under our license agreements, we are obligated to make milestone payments upon achieving specified milestones and to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table. As of December 31, 2007, we have no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, we have no assets and liabilities related to nondollar-denominated currencies.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2007. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share data)

Statement of Operations Data:
Alliance revenues	$2,233	$1,970	$1,949	$1,829	$592	$572	$622	$636
Operating expenses:
Research and development	3,907	3,479	2,990	2,819	3,046	3,009	3,665	2,986
General and administrative	3,144	2,033	2,383	1,953	2,302	1,395	1,312	1,267

Total operating expenses	7,051	5,512	5,373	4,772	5,348	4,404	4,977	4,253

Loss from operations	(4,818)	(3,542)	(3,424)	(2,943)	(4,756)	(3,832)	(4,355)	(3,617)
Investment income	346	416	429	477	179	120	134	72
Interest expense	(34)	(40)	(13)	(62)	(107)	(107)	(106)	(105)

Loss before income taxes	(4,506)	(3,166)	(3,008)	(2,528)	(4,684)	(3,819)	(4,327)	(3,650)
Income tax provision	—	—	—	—	(45)	—	—	—

Net loss applicable to common stockholders	$(4,506)	$(3,166)	$(3,008)	$(2,528)	$(4,729)	$(3,819)	$(4,327)	$(3,650)

Basic and diluted net loss per share applicable to common stockholders	$(0.21)	$(0.15)	$(0.14)	$(0.12)	$(0.26)	$(0.22)	$(0.26)	$(0.26)

Shares used in computing basic and diluted loss per common share(1)	21,485	21,346	21,254	20,787	18,352	17,223	16,718	14,154

(1)	Computed on the basis described in Note 12 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears below.

b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Idera Pharmaceuticals, Inc.

We have audited Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Idera Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Idera Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Idera Pharmaceuticals, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 7, 2008

c)	Changes in Internal Controls.

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 4, 2008.

Item 10.	Directors, Executive Officers, and Corporate Governance

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics in the “Investor Center — Code of Ethics” section of our website, which is located at www.iderapharma.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at www.iderapharma.com.

The remainder of the response to this item is contained under the following captions in the 2008 Proxy Statement: “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference. See also Part I of this Annual Report on 10-K under the caption “Executive Officers of Idera Pharmaceuticals,” which is incorporated herein by reference.

Item 11.	Executive Compensation

The responses to this item are contained in the 2008 Proxy Statement under the captions: “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2008 Proxy Statement under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the 2008 Proxy Statement under the captions “Transactions with Related Persons,” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the 2008 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2008.

Idera Pharmaceuticals, Inc.

By:	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer and
Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Wyngaarden James B. Wyngaarden, M.D.	Chairman of the Board of Directors	March 11, 2008

/s/ Sudhir Agrawal Sudhir Agrawal, D. Phil	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ Louis J. Arcudi, III Louis J. Arcudi, III	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ Youssef El Zein Youssef El Zein	Director	March 11, 2008

/s/ C. Keith Hartley C. Keith Hartley	Director	March 11, 2008

/s/ Robert W. Karr Robert W. Karr, M.D.	Director	March 11, 2008

/s/ Hans Mueller Hans Mueller, Ph.D.	Director	March 11, 2008

/s/ William S. Reardon William S. Reardon, C.P.A.	Director	March 11, 2008

/s/ Alison Taunton-Rigby Alison Taunton-Rigby, Ph.D., OBE	Director	March 11, 2008

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “ Share Based Payments “ which requires the Company to recognize expense for all share-based payments based on their fair values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Idera Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 7, 2008

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$12,588	$24,596
Short-term investments	11,155	13,591
Receivables	628	398
Prepaid expenses and other current assets	656	417

Total current assets	25,027	39,002
Property and equipment, net	1,964	622
Deferred financing costs	—	298
Non-current portion of prepaid expenses	104	—
Restricted cash	619	619

Total assets	$27,714	$40,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$1,155
Accrued expenses	1,745	864
Current portion of capital lease	20	7
Current portion of note payable	266	—
Current portion of deferred revenue	5,911	5,992

Total current liabilities	9,119	8,018
4% convertible notes payable	—	5,033
Capital lease obligation, net of current portion	50	3
Note payable, net of current portion	877	—
Deferred revenue, net of current portion	9,874	15,250
Other liabilities	75	—

Total liabilities	19,995	28,304

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value, Authorized — 40,000 shares, Issued and outstanding — 21,569 and 20,458 shares at December 31, 2007 and 2006, respectively	22	20
Additional paid-in capital	350,423	341,743
Accumulated deficit	(342,734)	(329,526)
Accumulated other comprehensive income	8	—

Total stockholders’ equity	7,719	12,237

Total liabilities and stockholders’ equity	$27,714	$40,541

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005

Alliance revenue	$7,981	$2,421	$2,467
Operating expenses:
Research and development	13,195	12,705	11,170
General and administrative	9,513	6,276	5,120

Total operating expenses	22,708	18,981	16,290

Loss from operations	(14,727)	(16,560)	(13,823)
Other income (expense):
Investment income, net	1,668	505	369
Interest expense	(149)	(425)	(252)

Loss before income taxes	(13,208)	(16,480)	(13,706)
Income tax provision	—	(45)	—

Net loss	$(13,208)	$(16,525)	$(13,706)

Basic and diluted net loss per common share	$(0.62)	$(0.99)	$(0.99)

Shares used in computing basic and diluted net loss per common share	21,221	16,625	13,886

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Value	Capital	Deficit	(Loss)/Income	(Deficit)

Balance, December 31, 2004	13,866	$14	$312,067	$(299,295)	$(15)	$12,771
Exercise of common stock options and warrants and employee stock purchases	34	—	124	—	—	124
Issuance of stock and warrants for services and interest	28	—	348	—	—	348
Amortization of deferred compensation	—	—	25	—	—	25
Stock-based compensation from repriced options	—	—	100	—	—	100
Comprehensive income/(loss):
Unrealized gain on marketable securities	—	—	—	—	4	4
Net loss	—	—	—	(13,706)	—	(13,706)

Total comprehensive loss	—	—	—	—	—	(13,702)

Balance, December 31, 2005	13,928	14	312,664	(313,001)	(11)	(334)
Sale of common stock	6,492	6	27,782	—	—	27,788
Exercise of common stock options and employee stock purchases	32	—	108	—	—	108
Issuance of stock for services	6	—	27	—	—	27
Non-employee stock options	—	—	238	—	—	238
Stock-based compensation	—	—	924	—	—	924
Comprehensive income/(loss):
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(16,525)	—	(16,525)

Total comprehensive loss	—	—	—	—	—	(16,514)

Balance, December 31, 2006	20,458	$20	$341,743	$(329,526)	$—	$12,237
Exercise of common stock options, warrants and employee stock purchases	334	1	1,769	—	—	1,770
Issuance of stock for services	7	—	44	—	—	44
Conversion of notes	707	1	4,766	—	—	4,767
Non-employee stock options	—	—	519	—	—	519
Stock-based compensation	63	—	1,582	—	—	1,582
Comprehensive income/(loss):
Unrealized gain on marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(13,208)	—	(13,208)

Total comprehensive loss	—	—	—	—	—	(13,200)

Balance, December 31, 2007	21,569	$22	$350,423	$(342,734)	$8	$7,719

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(13,208)	$(16,525)	$(13,706)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities —
Loss from disposition of assets	6	—	2
Amortization of deferred compensation	—	—	25
Non-employee stock options	519	238	—
Stock-based compensation	1,582	924	100
Depreciation and amortization expense	318	228	171
Issuance of stock for services	44	27	36
Amortization of deferred financing costs	31	223	130
Non cash interest expense	—	34	101
Changes in operating assets and liabilities —
Receivables	(230)	(222)	117
Prepaid expenses and other current assets	(264)	82	(165)
Accounts payable, accrued expenses, and other liabilities	899	(251)	(61)
Deferred revenue	(5,457)	17,841	2,706

Net cash (used in) provided by operating activities	(15,760)	2,599	(10,544)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(50,545)	(26,769)	(19,853)
Proceeds from sale of available-for-sale securities	37,814	7,975	16,850
Proceeds from maturities of available-for-sale securities	15,220	12,625	5,000
Increase in restricted cash	—	(619)	—
Purchases of property and equipment	(1,632)	(89)	(213)

Net cash provided by (used in) investing activities	857	(6,877)	1,784
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	—	—	5,033
Issuance costs from issuance of note	—	—	(431)
Sale of common stock and warrants, net of issuance costs	—	27,788	—
Net proceeds from issuance of note payable	1,278	—	—
Payments on notes payable	(135)	—	—
Proceeds from exercise of common stock options and warrants and employee stock purchases	1,770	108	124
Payments on capital lease	(18)	(7)	(3)

Net cash provided by financing activities	2,895	27,889	4,723

Net (decrease) increase in cash and cash equivalents	(12,008)	23,611	(4,037)
Cash and cash equivalents, beginning of period	24,596	985	5,022

Cash and cash equivalents, end of period	$12,588	$24,596	$985

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

(1)	Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that the Company is developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

The Company is focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. At present, a Phase 1 clinical trial of IMO-2125 is underway in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. The Company’s infectious disease program also includes evaluation of RNA-based compounds that act as agonists of TLR7 and TLR8. TLR7 and TLR8 agonists are referred to as stabilized immune modulatory RNA (SIMRA) compounds. The Company has evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates and intends to further evaluate these compounds in preclinical models of infectious disease. In the Company’s autoimmune disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. These compounds have been evaluated in various preclinical studies, including in mouse models of lupus and rheumatoid arthritis. The Company is conducting further preclinical studies to explore the potential of these novel compounds in multiple sclerosis and psoriasis. The Company’s cancer treatment research program is focused on SIMRA agonists of TLR7 and TLR8. The Company intends to further evaluate these compounds in preclinical models of cancer.

Idera is also collaborating with three pharmaceutical companies to advance the Company’s TLR-targeted compounds in multiple disease areas. The Company is collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., Inc., or Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for respiratory diseases. Merck KGaA and Merck & Co. are not related.

The Company has incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $342.7 million at December 31, 2007. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

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

(c)	Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2007 and 2006 consisted of cash and money market funds. On December 31, 2006, certain corporate bonds that had maturity dates of less than 90 days at the time of purchase were also included as cash equivalents.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at December 31, 2007 and 2006. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2007, 2006 or 2005. There were no losses or permanent declines in value included in “investment income, net” for any securities for the years ended December 31, 2007, 2006 and 2005.

The Company had no long-term investments as of December 31, 2007 and 2006. Available-for-sale securities are classified as short-term regardless of the maturity date as the Company considers them available for use to fund operations within one year of the balance sheet date. Auction securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The Company had no auction securities at December 31, 2007.

(d)	Restricted Cash

As part of the operating lease entered into by the Company in October 2006 (see Note 9(a)), the Company was required to restrict $619,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be reduced by approximately $103,000 upon each of the second, third and fourth anniversaries of the lease commencement date of June 2007, subject to certain conditions.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

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

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair values of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, and convertible notes payable. The estimated fair values of these financial instruments approximates their carrying values as of December 31, 2007 and 2006, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. As of December 31, 2007 and 2006, the Company does not have any derivatives or any other financial instruments as defined by SFAS No. 133, Accounting for Derivative and Hedging Instruments.

(h)	Comprehensive Income (Loss)

The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 is comprised of reported net loss and the change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

(i)	Net Loss per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. In addition, diluted net income per common share is calculated to give effect of stock options, convertible preferred stock and convertible debt (where the effect is not antidilutive) resulting in lower net income per share. The dilutive effect of outstanding stock options is reflected by the application of the treasury stock method under SFAS No. 128. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2007, 2006 and 2005 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 12).

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

To date, the Company has viewed its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through Toll-like Receptors, or TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2007 and 2006, all assets were located in the United States.

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

Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and therefore, recorded the intrinsic value of stock-based compensation as an expense. The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) to stock-based employee compensation for the year ended December 31, 2005. The year ended December 31, 2005 pro forma net loss and net loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net (loss) income for future years

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

because of the vesting period of the stock options, the potential for issuance of additional stock options in future years and changes to assumptions.

2005
(In thousands,
except per
share data)

Net loss applicable to common stockholders, as reported	$(13,706)
Less: stock-based compensation expense included in reported net loss	100
Add: stock-based employee compensation expense determined under fair value based method for all awards	(994)

Pro forma net loss applicable to common stockholders, as adjusted for the effect of applying SFAS No. 123	$(14,600)

Basic and diluted net loss per common share —
As reported	$(0.99)

Pro forma	$(1.05)

Prior to adopting SFAS No. 123R on January 1, 2006, the Company recorded changes in the intrinsic value of its repriced options in its statement of operations, including approximately $100,000 of stock compensation expense for the year ended December 31, 2005, which is shown in the above table. In accordance with SFAS No. 123R, the Company no longer includes changes in the intrinsic value of its repriced options in its statement of operations.

For the years ended December 31, 2007 and 2006, the Company included charges of approximately $1,509,000 and $924,000, respectively, in its statement of operations representing the stock compensation expense computed in accordance with SFAS No. 123R. There was no corresponding charge included in the statement of operations during the year ended December 31, 2005. The adoption of SFAS No. 123R had no effect on cash flows during 2007 or 2006. SFAS No. 123R decreased basic and diluted earnings per share by $0.07 and $0.06 for the years ended December 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The Company had computed the pro forma disclosures required by SFAS No. 123 for all stock options granted to employees after January 1, 1995, using the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Average risk free interest rate	4.37%	4.58%	4.23%
Expected dividend yield	—	—	—
Expected lives	5.9 years	6 years	6 years
Expected volatility	70%	94%	75%
Weighted average grant date fair value of options granted during the period (per share)	$5.81	$3.77	$3.17

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

For the years ended December 31, 2007, 2006 and 2005, the weighted average per share grant date fair value and exercise price per share of option grants to employees in relation to market price of the stock on the date of the grant was as follows:

	Exercise Price
	Equals	Exceeds	Is Less than
	Market	Market	Market
	Price	Price	Price

2007 Option Grants
Weighted average grant date fair value of options granted during the period	$5.81	$—	$—
Weighted average exercise price of options granted during the period	$8.86	$—	$—
2006 Option Grants
Weighted average grant date fair value of options granted during the period	$3.77	$—	$—
Weighted average exercise price of options granted during the period	$4.83	$—	$—
2005 Option Grants
Weighted average grant date fair value of options granted during the period	$3.06	$3.21	$4.30
Weighted average exercise price of options granted during the period	$4.46	$5.76	$4.48

The 2005 information in the table above includes certain options that were granted in 2005 with an exercise price less than fair market value and were subsequently cancelled and replaced with options that had an exercise price that was above the market price at the time that they were replaced. Also, as of December 31, 2007, the aggregate intrinsic value of outstanding options and the aggregate intrinsic value of exercisable options amounted to approximately $20,169,000 and $14,134,000, respectively. The intrinsic value of options exercised amounted to $551,000, $12,000, and $22,000 during 2007, 2006 and 2005, respectively. The fair value of options that vested amounted to $1,609,000, $1,144,000 and $1,111,000 during 2007, 2006, and 2005, respectively. As of December 31, 2007, there was $3,161,000 of unrecognized compensation costs related to unvested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.6 years.

The Company also awarded non-employee stock options to purchase 125,000 shares of Common stock during 2006. These options had a Black-Scholes fair value of $571,000 at the time of grant based on a risk free interest rate of 4.6%, an expected life of 10 years, and an expected volatility of 95%. The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18). Approximately $519,000 and $238,000 was recorded as an expense for these options in 2007 and 2006, respectively. The Company had no compensation expense related to grants to non-employees in 2005.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

There was approximately $27,000 and $24,000 in compensation expense related to the Company’s Stock Purchase Plan during 2007 and 2006, respectively. This expense was computed based on the Black-Scholes option pricing model and the following assumptions:

	2007	2006

Average risk free interest rate	4.7%	4.6%
Expected dividend yield	—	—
Expected lives	3 months	3 months
Expected volatility	72%	58%

During 2007, the Company awarded a restricted stock award of 62,500 shares of its common stock to an employee. The stock’s $441,000 fair market value on the date of the grant is being amortized over the three-year vesting period. $73,000 of amortization was expensed during 2007. None of the shares subject to this restricted stock grant vested during 2007.

(l)	Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. In 2007, Merck & Co. sponsored approximately $1.1 million of the Company’s research and development activities. In 2005, Novartis sponsored approximately $1.0 million of the Company’s research and development activities. Collaborators sponsored only a nominal portion of the Company’s research and development activities in 2006.

(m)	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2007, approximately 97% of the Company’s cash, cash equivalents, and investments are held at one financial institution.

(n)	New Accounting Pronouncements

In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF 07-3 on its financial statements.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases (SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (revised 2007), regardless of whether those assets and liabilities are related to leases. In a second February 2008 amendment, the FASB delayed the effective date of Statement 157 for one year, until fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect of SFAS No. 157 as amended on its financial statements.

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

(3)	Marketable Securities

The Company’s short-term available-for-sale investments at market value consisted of the following at December 31, 2007 and 2006:

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
	(In thousands)

Corporate bonds due in one year or less	$1,653	$—	$—	$1,653
Certificates of deposit due in one year or less	2,801	—	—	2,801
Government bonds due in one year or less	6,693	—	8	6,701

Total	$11,147	$—	$8	$11,155

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
	(In thousands)

Certificates of deposit	$300	$—	$—	$300
Corporate bonds due in one year or less	301	—	—	301
Government bonds due in one year or less	1,595	—	—	1,595
Auction securities	11,395	—	—	11,395

Total	$13,591	$—	$—	$13,591

See Note 2 (g).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

(4)	Property and Equipment

At December 31, 2007 and 2006, net property and equipment at cost consists of the following:

	December 31,
	2007	2006
	(In thousands)

Leasehold improvements	$430	$444
Laboratory equipment and other	2,585	2,174

Total property and equipment, at cost	3,015	2,618
Less: Accumulated depreciation and amortization	1,051	1,996

Property and equipment, net	$1,964	$622

As of December 31, 2007 and 2006, laboratory equipment and other includes approximately $98,000 and $20,000, respectively, of office equipment financed under capital leases with accumulated depreciation of approximately $19,000 and $4,000, respectively.

Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $364,000, $247,000, and $163,000 in 2007, 2006 and 2005, respectively.

The Company vacated its previous facility in the second quarter of 2007. Consequently as of December 31, 2007, the Company wrote off fully amortized leasehold improvements that had a cost of approximately $445,000. The Company also wrote off unused furniture, and obsolete software, computers and other equipment that had an aggregate cost of approximately $874,000 resulting in a loss of approximately $6,000. During the second quarter of 2007, the Company changed its method of computing depreciation expense to depreciate assets based on the actual periods held rather than the half year convention that was previously used for additions and disposals. This change in method of accounting for depreciation did not have a material impact on depreciation expense or the net loss per share in 2007 compared to the previous method and will not have an impact on future years. In 2006 and 2005, the Company wrote off unused property and equipment that had a gross cost of approximately $185,000 and $109,000, respectively. The write-off of property and equipment resulted in a loss of approximately $2,000 for the year ended December 31, 2005 and a negligible loss for the year ended December 31, 2006.

(5)	Accrued Expenses

At December 31, 2007 and 2006, accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)

Payroll and related costs	$446	$71
Clinical trial expenses	598	249
Professional and consulting fees	415	218
Other	286	326

	$1,745	$864

(6)	Debt

(a)	Notes Payable

In June 2007, the Company executed a promissory note in the aggregate principal amount of $1.3 million (the “Note”) in favor of General Electric Capital Corporation (“GE”). The Note was fully secured by specific laboratory,

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

manufacturing, office and computer equipment and is subject to the terms of a master security agreement dated April 23, 2007 by and between the Company and GE. The Note bears interest at a fixed rate of 11% per annum, and is payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing.

The obligations of the Company under the Note and the master security agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default, including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties and bankruptcy and insolvency related defaults.

(b)	4% Convertible Notes Payable

In 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes due April 30, 2008 (the “4% Notes”). In February 2007, the Company automatically converted these 4% Notes into 706,844 shares of the Company’s common stock. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005, among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock for a period of ten consecutive trading days exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and $61,000 in accrued interest through February 19, 2007.

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

The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, the Company received notice that Novartis had elected to extend the research collaboration by an additional year until May 2008, and for such extension Novartis paid the Company an additional $1.0 million. In connection with this amendment, the Company extended

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

the time period over which it is amortizing the upfront payment and the $1.0 million extension payment. In 2008, the Company agreed to extend the research collaboration until December 31, 2008.

(b)	Collaboration and License Agreement with Merck & Co., Inc.

In December 2006, the Company entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck & Co. worldwide exclusive rights to a number of the Company’s TLR7, 8 and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, which may be extended by Merck & Co. for two additional one-year periods. Under the terms of the agreement: Merck & Co. paid the Company a $20.0 million upfront license fee; Merck & Co. purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck & Co. agreed to fund the research and development collaboration. Merck & Co. also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck & Co. develops and commercializes additional vaccines using the Company’s agonists, it would be entitled to receive additional milestone payments. In addition, Merck & Co. agreed to pay the Company royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.

The Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term could be extended. The Company has estimated that this is its period of continuing involvement under the research arrangement.

In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck & Co.. Pursuant to the purchase agreement, the Company issued and sold to Merck & Co. 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in an aggregate gross proceeds of $10.0 million. Merck & Co. agreed, subject to certain exceptions, that prior to December 8, 2007, it would not sell any of the shares of the Company’s common stock acquired by it and that, for the duration of the research and collaboration term, its ability to sell such shares will be subject to specified volume limitations.

(c)	Collaboration and License Agreement with Merck KGaA

In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license in Euros fee of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s on-going IMO-2055 clinical trials, which will continue to be conducted by Idera; Merck KGaA agreed to pay up to EUR 264 million in

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay royalties on net sales of products containing our TLR9 agonists that are marketed.

(d)	Other License Agreements

Currently, the Company is a party to five collaboration and license agreements involving the use of its antisense technology and specified indications. These agreements include a license agreement with Isis Pharmaceuticals, Inc. involving intellectual property for antisense chemistry and delivery.

Under the agreement with Isis, the Company granted Isis a license, with the right to sublicense, to its antisense chemistry and delivery patents and patent applications; and the Company retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties. Isis paid the Company an initial licensing fee and is required to pay the Company a portion of specified sublicense income it receives from some types of sublicenses of the Company’s patents and patent applications. Also under the agreement, the Company licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. The Company also paid an initial licensing fee for this license and is obligated to pay Isis a maintenance fee and royalties. The Company has the right to use these patents and patent applications in its drug discovery and development efforts and in some types of third party collaborations. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. The Company may terminate at any time the sublicense by Isis to it of the patents and patent applications.

The Company is also a party to four other license agreements involving the license of its antisense patents and patent applications for specific gene targets under which the Company typically is entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. These agreements typically expire upon the later of the last to expire of the licensed patents or a specified number of years after the first commercial sale of a licensed product. These agreements may be terminated by either party for a material breach, and the collaborators may terminate these agreements at any time for convenience, with written notice.

The Company is also a party to six royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company’s principal in-license is with University of Massachusetts Medical Center for chemistry and for certain gene targets. Under all of these in-licenses, the Company is obligated to pay royalties on its net sales of products or processes covered by a valid claim of a licensed patent or patent application. In certain cases, the Company is required to pay a specified percentage of any sublicense income, and all of these licenses impose various commercialization, sublicensing, insurance, and other obligations on the Company, and its failure to comply with these requirements could result in termination of the licenses. Additionally, as part of a 2003 interference resolution for one of the licensed patents, a settlement was made enabling the Company to receive a percentage of the royalty amounts the National Institutes of Health receives for the sale of a product that is covered by such patent.

(8)	Stockholders’ Equity

(a)	Common Stock

Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 1,199,684 shares of common stock (the Put Shares) at a price of $16.00 per share. Under the terms of the unit purchase agreement, the initial purchasers (the Put Holders) of the Put Shares have the right (the Put Right) to

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

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

In February 2003, the Company repurchased 301,985 Put Shares. As of December 31, 2007, 102,770 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 794,929 Put Shares have terminated.

(b)	Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2007:

		Weighted
		Exercise Price
Expiration Date	Shares	Per Share

August 28, 2008	894,139	$7.80
April 20, 2009	379,187	9.12
August 27, 2009	274,650	5.36
May 24, 2010	70,684	7.12
September 24, 2011	2,839,132	5.39

	4,457,792

Weighted average exercise price per share		$6.22

The warrants that expire in 2010 and 2011 are described in Notes 9(d) and 15.

(c)	Stock Options

The 1995 Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options. Options granted under this plan generally vest over three to five years, and expire no later than 10 years from the date of grant. No additional options are being granted under the 1995 Stock Option Plan. As of December 31, 2007, options to purchase a total of 43,843 shares of common stock remained outstanding under the 1995 Stock Option Plan.

Under the 1995 Director Stock Option Plan, a total of 100,000 shares of common stock may be issued upon the exercise of options. Under the terms of the Director Plan options to purchase 469 shares of common stock are granted to each non-employee director on the first day of each calendar quarter and options to purchase 3,125 shares of common stock are granted to non-employee directors upon appointment to the Board. All options vest on the first anniversary of the date of grant. As of December 31, 2007, options to purchase a total of 70,464 shares of common stock remained outstanding under the Director Plan.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

The 1997 Stock Incentive Plan provided for the grant of incentive stock options and nonqualified stock options. Options granted under this plan generally vest over three to five years, and expire no later than ten years from the date of grant. No options may be granted under the 1997 Stock Incentive Plan after March 20, 2007. As of December 31, 2007, options to purchase a total of 1,181,219 shares of common stock remained outstanding under the 1997 Stock Incentive Plan.

Under the 2005 Stock Incentive Plan, the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 2,625,000 shares of common stock may be issued upon the exercise of options granted under the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan shall be 125,000 per calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which in the case of incentive stock options must be at least 100% (110% in the case of incentive stock options granted to those holding 10% or more of the voting power of the Company) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which in the case of incentive stock options may not exceed 10 years. As of December 31, 2007, options to purchase a total of 1,130,099 shares of common stock remained outstanding under the 2005 Stock Incentive Plan.

As of December 31, 2007, 1,436,006 shares of common stock remain available for grant under the 1995 Director Plan and the 2005 Stock Incentive Plan.

The Company’s 1995 Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director Stock Option Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan have been approved by the Company’s stockholders. The Company has also granted options to purchase shares of Common Stock pursuant to agreements with employees that were not approved by stockholders.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

Stock option activity for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

			Weighted
	Number of	Exercise Price	Average Price
	Shares	Per Share	Per Share

Outstanding, December 31, 2004	2,069,987	$4.00 — $16.00	$5.98
Granted	623,065	3.84 — 5.76	4.57
Exercised	(15,304)	4.00 — 4.16	4.01
Terminated	(129,568)	3.84 — 8.96	4.63

Outstanding, December 31, 2005	2,548,180	3.84 — 16.00	5.71
Granted	689,000	3.72 — 5.36	4.88
Exercised	(13,878)	4.00 — 4.16	4.00
Terminated	(580,688)	4.00 — 8.96	6.31

Outstanding, December 31, 2006	2,642,614	3.72 — 16.00	5.37
Granted	273,775	5.39 — 12.25	8.86
Exercised	(97,101)	4.00 — 6.24	4.34
Terminated	(69,001)	3.72 — 8.96	4.74

Outstanding, December 31, 2007	2,750,287	$3.74 — $16.00	$5.77

Exercisable, December 31, 2005	1,750,078	$4.00 — $16.00	$6.14

Exercisable, December 31, 2006	1,584,725	$3.72 — $16.00	$5.81

Exercisable, December 31, 2007	1,902,297	$3.74 — $16.00	$5.68

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise		Contractual Life	Price Per		Price Per
Prices	Number	(Years)	Share	Number	Share

$3.72 — 4.00	215,448	1.09	$4.00	213,948	$4.00
4.05 — 4.16	230,757	7.09	4.15	179,844	4.15
4.24 — 4.40	189,704	7.96	4.24	104,344	4.24
4.45	153,906	8.96	4.45	39,533	4.45
4.48	133,750	7.37	4.48	112,917	4.48
4.50	280,841	3.24	4.50	280,841	4.50
4.56 — 5.04	161,690	7.86	4.82	96,538	4.83
5.10	395,000	8.95	5.10	146,668	5.10
5.12 — 6.32	99,815	6.86	5.80	83,045	5.84
6.56 — 6.60	289,375	3.57	6.60	289,375	6.60
6.64 — 8.50	348,346	5.87	7.93	204,215	8.36
8.55 — 16.00	251,655	6.07	10.56	151,029	9.89

	2,750,287	6.09	5.77	1,902,297	5.68

The weighted average remaining contractual life of exercisable options was 5.77 years at December 31, 2007.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

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

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2007, 2006, and 2005, the Company issued 10,364, 18,241 and 18,046 shares of common stock, respectively, under the Stock Purchase Plan.

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

The Restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. During 1998, the Company designated 1,500,000 shares as Series A convertible preferred stock. As of December 31, 2007 and 2006, there were 655 shares of Series A convertible preferred stock outstanding.

As discussed in Note (14), the Company has designated Series C junior participating preferred stock in connection with its shareholder rights plan. During 2002 the Company designated 100,000 shares of Series C junior participating preferred stock. The Company designated an additional 50,000 shares of Series C junior participating

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

preferred stock in each of the years 2003 and 2005. There were no shares of Series C junior participating preferred stock issued or outstanding at December 31, 2007 and 2006.

(g)	Series A Convertible Preferred Stock

The dividends on the Series A Convertible Preferred Stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly authorized, fully paid and nonassessable shares of Series A preferred stock. The Company has paid dividends in stock until 2004 when it elected to pay in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment.

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

The reverse stock split reduced the number of outstanding shares of common stock from approximately 133.8 million shares to approximately 16.7 million shares, subject to reduction for fractional shares that were paid for in cash. Additionally, the reverse stock split resulted in proportionate adjustments to (i) the number of shares of common stock issuable upon conversion of the Company’s Series A convertible preferred stock, (ii) the number of shares of common stock issued upon conversion of the Company’s 4% convertible subordinated notes (iii) the number of shares of common stock issuable upon the exercise of options and warrants outstanding on June 29, 2006 and the exercise price of such options and warrants, and (iv) the number of shares issuable under the Company’s stock incentive plans, including the Company’s 2005 Stock Incentive Plan, 1997 Stock Incentive Plan, 1995 Director Stock Option Plan, and 1995 Employee Stock Purchase Plan. The reverse stock split did not alter the par value of the common stock, which is $0.001 per share, or modify any voting rights or other terms of the common stock.

(9)	Commitments and Contingencies

(a)	Lease Commitments

In June 2007, the Company relocated its operations to a newly leased facility. The Company entered into a lease arrangement on October 31, 2006 and the term of the lease commenced on June 1, 2007 and will terminate on May 31, 2014, with one five-year renewal option exercisable by the Company. During 2007, 2006 and 2005, rent expense, including real estate taxes and net of sublease income that ended in January 2007, was $1,221,000, $329,000 and $384,000, respectively. As part of the lease, the Company was required to restrict approximately $619,000 of cash for a security deposit. The lease is classified as an operating lease. Total payments over the seven-

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

year term of the lease are approximately $9.0 million. Future minimum commitments as of December 31, 2007 under the Company’s lease agreement are approximately:

Operating
December 31,	Leases
(In thousands)

2008	$1,178
2009	1,219
2010	1,261
2011	1,306
2012	1,351
2013	1,398
2014	591

$8,304

(b)	External Collaborations

The Company is a party to six royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company has annual minimum payments due under agreements of $35,000.

(c)	Contract Obligations

The Company has an employee agreement, which expires October 2010, with its chief scientific and executive officer. As of December 31, 2007, future minimum commitments under this agreement are approximately $485,000, $485,000 and $388,000 for the years ended December 31, 2008, 2009, and 2010, respectively.

(d)	Related-Party Agreements with Affiliates of Stockholders and Directors

In connection with the 2006 purchase commitment described in Note 15, the Company paid one of the Company’s directors a commission of $487,500 which represented 5% of the amount available to the Company under the purchase agreement.

In 2005, the Company paid Pillar Investment Limited, which is controlled by a director of the Company, approximately $264,000 in cash and issued warrants to purchase approximately 71,000 shares of common stock at an exercise price of $7.12 per share as fees in connection with Pillar Investment Limited acting as the placement agent for the sale of the 4% convertible subordinated notes in May 2005 (See Note 6(b)). The warrants have a Black-Scholes value of approximately $219,000. Optima Life Sciences Limited, which is controlled by Pillar Investment Ltd., purchased approximately $3,103,000 of the 4% Notes. As discussed in Note (6)(b), the notes were converted to common stock on February 20, 2007.

In addition to the fees described above, the Company also paid other directors consulting fees of approximately $10,000, and $30,000 in 2006 and 2005, respectively. There were no consulting fees paid to directors during 2007.

(10)	Income Taxes

Subject to the limitations described below, at December 31, 2007, the Company had cumulative net operating loss carryforwards of approximately $277.7 million and $55.8 million available to reduce federal and state taxable income which expire through 2027 and 2012, respectively. In addition, the Company has cumulative federal and state tax credit carryforwards of $5.7 million and $4.1 million, respectively, available to reduce federal and state

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

income taxes which expire through 2027 and 2022, respectively. The Tax Reform Act of 1986 contains provisions, which limit the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2007, have resulted in ownership changes in excess of 50%, as defined under the Act and that may significantly limit the Company’s ability to utilize its net operating loss and tax credit carryforwards. The Company has not prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards. Ownership changes in future periods may place additional limits on the Company’s ability to utilize net operating loss and tax credit carryforwards.

As of December 31, 2007 and 2006, the components of the deferred tax assets are approximately as follows:

	2007	2006
	(In thousands)

Operating loss carryforwards	$97,923	$92,038
Tax credit carryforwards	8,417	5,026
Other	7,268	8,818

	113,608	105,882
Valuation allowance	(113,608)	(105,882)

	$—	$—

As of December 31, 2007, $6.4 million of deferred tax assets were attributable to the recognition of collaboration revenue on a cash basis for tax purposes but not for financial statement purposes. The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset.

The valuation allowance in the current year has increased by approximately $7.7 million which is attributable to an increase in deferred tax assets associated with net operating loss carryforwards.

For the years ended December 31, 2007, 2006, and 2005, the primary difference between the income tax provision (benefit) recorded by the Company and the amount of the income tax benefit at statutory income tax rates was the increase in the valuation allowance.

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations.

The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment was required.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2003, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before 2003. The Company does not believe there will be any material

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

There was $45,000 in alternative minimum tax expense for 2006.

(11)	Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $118,000, $97,000, and $72,000 of 401(k) benefits were charged to continuing operations during 2007, 2006, and 2005, respectively.

(12)	Loss Per Share

Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2007, 2006 and 2005, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were approximately 7,210,000, 8,138,000, and 5,267,000 at December 31, 2007, 2006 and 2005, respectively, and consist of stock options, warrants and convertible preferred stock. Antidilutive securities for the year ended December 31, 2006 and 2005 also includes convertible debt instruments on an as-converted basis. Net loss applicable to common stockholders is the same as net loss for years ended December 31, 2007, 2006 and 2005.

(13)	Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$149	$176	$21

Cash paid for income taxes	$45	$—	$—

Supplemental disclosure of non cash financing and investing activities:
Conversion of 4% Convertible Subordinated Notes into Common Stock	$5,033	$—	$—

Issuance of stock options and stock for services	$44	$27	$36

Interest paid in kind on 4% Notes	$—	$—	$92

Issuance of warrants in connection with issuance of 4% Notes	$—	$—	$219

Deferred compensation relating to issuance of stock options	$—	$—	$72

Equipment acquired under capital lease	$78	$—	$20

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

(14)	Shareholder Rights Plan

The Company adopted a shareholder rights plan in December 2001. Under the rights plan, one right was distributed as of the close of business on January 7, 2002 on each then outstanding share of the Company’s common stock. As a result of the June 2006 reverse stock split discussed in Note 8(h), the number of rights associated with each share of common stock was automatically proportionately adjusted so that (i) eight rights were then associated with each outstanding share of common stock and (ii) so long as the rights are attached to the common stock, eight rights (subject to further adjustment pursuant to the provisions of the rights plan) shall be deemed to be delivered for each share of common stock issued or transferred by the Company in the future. The rights will automatically trade with the underlying common stock and ordinarily will not be exercisable. The rights will only become exercisable, subject to certain exclusions, if a person acquires beneficial ownership of, or commences a tender offer for, fifteen percent or more of the Company’s common stock, unless, in either case, the transaction was approved by the Company’s board of directors. The Company has amended the rights plan to provide that Baker Brothers Investments and its affiliates will be an exempt person under the rights agreement until such time as it owns (i) more than 5,375,000 shares of the Company’s common stock (subject to adjustment and disregarding shares purchased by such stockholder pursuant to a participation right in an agreement between such stockholder and the Company) or (ii) less than 14% of the common stock outstanding once such participation right ends.

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

In March 2006, the Company raised approximately $9.8 million in gross proceeds from a private placement to institutional investors. In the private placement, the Company sold for a purchase price of $3.52 per share approximately 2,770,000 shares of common stock and warrants to purchase approximately 2,077,000 shares of common stock. The warrants to purchase common stock have an exercise price of $5.20 per share, are fully exercisable, and will expire if not exercised on or prior to September 24, 2011. The warrants may be exercised by cash payment only. After March 24, 2010, the Company may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the volume weighted average of the closing sales price of the common stock exceeds 300% of the warrant exercise price for the 15-day period preceding the notice. The Company may exercise its right to redeem the warrants by providing 20 days’ prior written notice to the holders of the warrants. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. The Company has filed a registration statement covering the resale of the common stock and the common stock issuable upon exercise of the warrants, which has been declared effective.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2007

In March 2006, the Company secured a purchase commitment from an investor to purchase from the Company up to $9.8 million of the Company’s common stock during the period from June 24, 2006 through December 31, 2006 in up to three drawdowns made by the Company at the Company’s discretion. Prior to December 31, 2006, the Company drew down the full $9.8 million through the sale of approximately 1,904,000 shares of common stock at a price of $5.12 per share resulting in net proceeds to the Company, excluding the proceeds of any future exercise of the warrants, described below, of approximately $8.9 million. The agent fees and other costs directly related to securing the commitment amounted to approximately $0.9 million. As part of the arrangement, the Company issued warrants to the investor to purchase approximately 762,000 shares of common stock at an exercise price of $5.92 per share. The warrants are exercisable by cash payment only. The warrants are exercisable at any time on or prior to September 24, 2011. On or after March 24, 2010, Idera may redeem the warrants for $0.08 per warrant share following notice to the warrant holders if the closing sales price of the common stock exceeds 250% of the warrant exercise price for 15 consecutive trading days prior to the notice. The Company may exercise its right to redeem the warrants by providing at least 30 days’ prior written notice to the holders of the warrants.

(16)	Subsequent Events

In February 2008, following clearance of the Company’s licensing and collaboration agreement with Merck KGaA under the Hart-Scott-Rodino Antitrust Improvements Act, Merck KGaA paid the Company the $40.0 million upfront license fee in Euros provided for by the agreement. Due to foreign currency exchange rates, the Company received $39.7 million (see Note 7(c)).

In March 2008, the Company paid approximately $1,189,000 to General Electric Capital Corporation as payment in full of all obligations outstanding under the Company’s Note with GE. The payment represented approximately $1,121,000 of principal amount outstanding plus accrued interest through the date of payment of approximately $12,000 and a prepayment premium of approximately $56,000 (see Note 6(a)). The Note has been cancelled.

In January 2008, the Company sent notice to holders of the Company’s warrants to purchase common stock that were issued in August 2004 with an expiration date of August 27, 2009 (the “August 2004 Warrants”) that under the terms of the warrant agreement, it intends to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. The August 2004 Warrants can be exercised by cash payment only and have an exercise price of $5.36 per share of common stock. Following such notice and through February 29, 2008, the Company had received approximately $580,000 in proceeds from the exercise of August 2004 Warrants to purchase 108,129 shares of common stock. As of February 29, 2008, August 2004 Warrants to purchase 166,521 shares of common stock remained outstanding.

Exhibit Index

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

3.1		Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 14, 2006	001-31918
3.2		Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024
3.3		Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918
4.1		Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024
4.2		Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent.		S-2	October 10, 2003	333-109630
4.3		Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	August 29, 2003	000-27352
4.4		Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	March 29, 2006	001-31918
4.5		Amendment No. 3 to Rights Agreement dated January 16, 2007 between the Company and Mellon Investor Services, LLC, as rights agent		8-K	January 17, 2007	001-31918
10	.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10	.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918
10	.3††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10	.4††	1995 Director Stock Option Plan.		S-1	November 6, 1995	33-99024
10	.5††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024
10	.6††	Amendment No. 1 to 1995 Employee Stock Purchase Plan.		10-Q	August 14, 2006	001-31918
10	.7††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918
10	.8††	Non-employee Director Compensation Program Effective January 1, 2008	X
10	.9†	Amendment No. 1 to License		10-Q	August 14, 1997	000-27352
Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.
10	.10††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10	.11†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.12		Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.13		Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.14		Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352
10	.15††	Letter Agreement dated May 17, 2007, Robert G. Andersen		10-Q	August 1, 2007	001-31918
10	.16††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10	.17††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10	.18††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.19		Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.20		Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.21		Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.22		Registration Rights Agreement, dated		10-Q	November 12, 2004	001-31918
August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10.23		Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals’s August 27, 2004 financing.		10-Q	November 12, 2004	001-31918
10.24		Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918
10.25		Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.26		Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.27		Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan		10-Q	August 1, 2007	001-31918
10	.28†	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10	.29†	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.30		Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10	.31††	Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.	X
10.32		Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.33		Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918
10.34		Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.35		Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.36		Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		10-Q	August 14, 2006	001-31918

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10.37		Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918
10.38		Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918
10.39		Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	November 13, 2006	001-31918
10.40		Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.41		Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.42		Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918
10	.43†	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918
10.44		Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918
10	.45*	License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.	X
10.46		Promissory Note dated June 12, 2007 made by Idera Pharmaceuticals, Inc. in favor of General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
10.47		Master Security Agreement dated June 12, 2007 by and between Idera Pharmaceuticals, Inc. and General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
23.1		Consent of Independent Registered Public Accounting Firm.	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.