Form 10-Q
period 2008-03-31
IDERA PHARMACEUTICALS, INC.
filed 2008-05-12
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	22,387,293
Class	Outstanding as of April 30, 2008

IDERA PHARMACEUTICALS, INC.
FORM 10-Q

     IMOtm, Idera® and GEM® are our trademarks. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” ‘likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$51,622	$12,588
Short-term investments	10,164	11,155
Receivables	483	628
Prepaid expenses and other current assets	737	656

Total current assets	63,006	25,027
Property and equipment, net	2,091	1,964
Non-current portion of prepaid expenses	104	104
Restricted cash	619	619

Total assets	$65,820	$27,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,404	$1,177
Accrued expenses	2,168	1,745
Current portion of capital lease	19	20
Current portion of note payable	—	266
Current portion of deferred revenue	22,726	5,911

Total current liabilities	26,317	9,119
Capital lease obligation, net of current portion	45	50
Note payable, net of current portion	—	877
Deferred revenue, net of current portion	28,804	9,874
Other liabilities	107	75

Total liabilities	55,273	19,995

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value,
Authorized — 5,000 shares
Series A convertible preferred stock,
Designated — 1,500 shares,
Issued and outstanding — 1 share at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value,
Authorized — 40,000 shares
Issued and outstanding — 22,271 and 21,569 shares at March 31, 2008 and December 31, 2007, respectively	22	22
Additional paid-in capital	355,432	350,423
Accumulated deficit	(344,905)	(342,734)
Accumulated other comprehensive (loss) income	(2)	8

Total stockholders’ equity	10,547	7,719

Total liabilities and stockholders’ equity	$65,820	$27,714

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31,
	2008	2007

Alliance revenue	$4,772	$1,829

Operating expenses:
Research and development	4,534	2,819
General and administrative	2,416	1,953

Total operating expenses	6,950	4,772

Loss from operations	(2,178)	(2,943)
Other income (expense):
Investment income, net	406	477
Interest expense	(82)	(62)
Foreign currency exchange loss	(267)	—

Loss before income taxes	(2,121)	(2,528)
Income tax provision	(50)	—

Net loss	$(2,171)	$(2,528)

Basic and diluted net loss per common share (Note 13)	$(0.10)	$(0.12)

Shares used in computing basic and diluted net loss per common share	21,899	20,787

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net loss	$(2,171)	$(2,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Gain on disposal of property and equipment	—	(3)
Stock-based compensation	659	345
Non-employee stock options	103	90
Depreciation and amortization	128	86
Issuance of common stock for services rendered	12	14
Changes in operating assets and liabilities -
Accounts receivable	145	(174)
Prepaid expenses and other current assets	(81)	(49)
Accounts payable and accrued expenses	682	(88)
Deferred revenue	35,745	(1,693)

Net cash provided by (used in) operating activities	35,222	(4,000)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(7,071)	(26,206)
Proceeds from sale of available-for-sale securities	—	8,275
Proceeds from maturity of available-for-sale securities	8,045	1,500
Purchase of property and equipment	(249)	(874)

Net cash provided by (used in) investing activities	725	(17,305)

Cash Flow From Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	4,236	192
Payments on note payable	(1,143)	—
Payments on capital lease	(6)	(1)

Net cash provided by financing activities	3,087	191

Net increase (decrease) in cash and cash equivalents	39,034	(21,114)
Cash and cash equivalents, beginning of period	12,588	24,596

Cash and cash equivalents, end of period	$51,622	$3,482

Supplemental disclosure of cash flow information:
Cash paid for interest	$82	$65

Cash paid for income taxes	$50	$45

Supplemental disclosure of non-cash financing and investing activities:
Conversion of 4% convertible subordinated notes into common stock	$—	$5,033

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
(1) (a) Organization
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
     The Company is focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. At present, a Phase 1 clinical trial of IMO-2125 is underway in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. The Company’s infectious disease program also includes evaluation of RNA-based compounds that act as agonists of TLR7 and TLR8. The Company has evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates and intends to further evaluate these compounds in preclinical models of infectious disease. In the Company’s autoimmune disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. These compounds have been evaluated in various preclinical studies, including in mouse models of lupus and rheumatoid arthritis. The Company is conducting further preclinical studies to explore the potential of these novel compounds in treating multiple sclerosis and psoriasis. The Company’s cancer treatment research program is focused on potential applications of TLR7 and TLR8 agonists. The Company intends to further evaluate these compounds in preclinical models of cancer.
     In addition, Idera is collaborating with three pharmaceutical companies to advance the Company’s TLR-targeted compounds in multiple disease areas. The Company is collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co. Inc., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.
     The Company has incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $344.9 million at March 31, 2008. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     (b) Recently Adopted Accounting Pronouncement
     In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s financial statements.
     In December 2007, the EITF issued EITF 07-1, “Accounting for Collaborative ArrangementsRelated to the Development and Commercialization of Intellectual Property ” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of EITF 07-1 on its financial statements.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 11, 2008.
(3) (a) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2008 and December 31, 2007 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive loss” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at March 31, 2008 and December 31, 2007. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities for the three-months ended March 31, 2008 and 2007. There were no losses or permanent declines in value included in “investment income, net” for any securities in the three months ended March 31, 2008 and 2007.
     The Company had no long-term investments as of March 31, 2008 and December 31, 2007. Available-for-sale securities are classified as short-term regardless of their maturity date as the Company considers them available for use to fund operations within one year of the balance sheet date. The Company’s short-term available-for-sale investments at market value consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(in thousands)	2008	2007

Certificates of deposit	$802	$2,801
Corporate bonds due in one year or less	3,026	1,653
Corporate bonds due in more than one year	1,005	—
Corporate notes due in one year or less	2,023	—
Corporate notes due in more than one year	1,005	—
Government bonds due in one year or less	2,303	6,701

Total	$10,164	$11,155

(3) (b) Fair Values of Assets and Liabilities
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. The adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.
     In accordance with the provisions of SFAS No. 157, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

Quoted
Prices
in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$50,385	$50,385	$—	$—
Short-term investments	10,164	—	10,164	—

Total	$60,549	$50,385	$10,164	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

     The money market funds are classified as Level 1 since they are actively traded daily at $1.00 per share.
     The fair value of short-term investments is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all short-term investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive gains or losses in the equity section of the balance sheet.
     The Company also adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” in the first quarter of 2008. This Statement allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement.
(4) Property and Equipment
     At March 31, 2008 and December 31, 2007, net property and equipment at cost consists of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Leasehold improvements	$432	$430
Laboratory equipment and other	2,832	2,585

Total property and equipment, at cost	3,264	3,015
Less: Accumulated depreciation and amortization	1,173	1,051

Property and equipment, net	$2,091	$1,964

     As of March 31, 2008 and December 31, 2007, laboratory equipment and other includes approximately $98,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $24,000 and $19,000, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $122,000 and $66,000 for the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2007, the Company sold and wrote off unused furniture and obsolete software, computers and other equipment that had an aggregate cost of approximately $49,000 resulting in a gain of approximately $3,000.
(5) Restricted Cash
     As part of the operating lease entered into by the Company in October 2006, the Company was required to restrict $619,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be reduced by approximately $103,000 upon each of the second, third and fourth anniversaries of the lease commencement date of June 2007, subject to certain conditions.
(6) Note Payable
     In June 2007, the Company executed a promissory note in the aggregate principal amount of $1.3 million (the “Note”) in favor of General Electric Capital Corporation (“GE”). The Note was fully secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement dated April 23, 2007 by and between the Company and GE. The Note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing.
     In March 2008, the Company paid approximately $1,189,000 to General Electric Capital Corporation as payment in full of all obligations outstanding under the Company’s Note with GE. The payment represented approximately $1,121,000 of principal amount outstanding plus accrued interest through the date of payment of approximately $12,000 and a prepayment premium of approximately $56,000. The Note was cancelled in March 2008.
(7) 4% Convertible Notes Payable
     In May 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes that were due April 30, 2008 (the “4% Notes”). In February 2007, the Company automatically converted these 4% Notes into 706,844 shares of the Company’s common stock. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005, among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock, for a period of ten consecutive trading days, exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and $61,000 in accrued interest through February 19, 2007.
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs of $266,000 was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes in the three months ended March 31, 2007.
(8) Comprehensive Loss
     The following table includes the components of comprehensive loss for the three months ended March 31, 2008 and 2007.

(in thousands)	March 31, 2008	March 31, 2007

Net loss	$(2,171)	$(2,528)
Other comprehensive loss	(10)	(8)

Total comprehensive loss	$(2,181)	$(2,536)

Other comprehensive loss represents the net unrealized losses on available-for-sale investments.
(9) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing the Company’s TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement, in February 2008 Merck KGaA paid the Company a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. The Company is recognizing the $40.0 million upfront payment paid under the collaboration as revenue over the expected period of the Company’s continuing involvement. Merck KGaA also agreed to reimburse future development costs for certain of the Company’s on-going IMO-2055 clinical trials, which will continue to be conducted by Idera; Merck KGaA agreed to pay up to EUR 264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay royalties on net sales of products containing our TLR9 agonists that are marketed.
(10) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
     In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment paid under the collaboration as revenue over the two-year term of the research collaboration. In February 2007, Novartis elected to extend the research collaboration by an additional year. As a result of such extension, Novartis paid the Company an additional $1.0 million in May 2007. In March 2008, the Company agreed to extend the research collaboration until December 31, 2008. The extension is anticipated to allow for the advancement of QAX935, a novel agonist of TLR9, into human clinical trials prior to the end of the research collaboration term. The Company amortizes the upfront payment and the extension payment over the expected research term.
(11) Stock-Based Compensation
     The Company accounts for share-based payments to employees under SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $659,000 and $345,000 in its statements of operations for the three months ended March 31, 2008 and 2007, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan, all of which have been approved by the Company’s stockholders. No additional options are being granted under the 1995 Stock Option Plan, the 1995 Director Stock Option Plan and the 1997 Stock Incentive Plan. In 2001, the Company also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Average risk free interest rate	3.3%	4.7%
Expected dividend yield	—	—
Expected lives	5 years	6 years
Expected volatility	65.0%	70.6%
Weighted average grant date fair value of options granted during the period (per share)	$7.57	$4.91
     The Company also awarded non-employee stock options to purchase 60,000 shares of common stock during the first quarter of 2008. These options had a Black-Scholes fair value of $710,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 95%. The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with

Selling, Goods or Services ” (EITF No. 96-18). Approximately $103,000 and $90,000 was recorded as an expense for non-employee stock options in the three months ended March 31, 2008 and 2007, respectively.
(12) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. As of March 31, 2008, the Company made an estimated quarterly tax payment of $50,000 as a result of this payment generating income subject to the alternative minimum tax or AMT. The Company did not have income subject to AMT for the three months ended March 31, 2007.
(13) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2008 and 2007, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 6,976,663 and 7,475,086 for the three months ended March 31, 2008 and 2007, respectively, and consist of stock options, warrants and convertible preferred stock. Net loss applicable to common stockholders is the same as net loss for the three months ended March 31, 2008 and 2007.
(14) Warrant Redemption
     In January 2008, the Company sent notice to holders of the Company’s warrants to purchase common stock that were issued in August 2004 with an expiration date of August 27, 2009 (the “August 2004 Warrants”) that under the terms of the warrant agreement, it intended to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. The Company was entitled to exercise this redemption right because the closing price of the Company’s common stock for twenty consecutive trading days ending December 20, 2007 was greater than $10.72 or 200% of the exercise price of the warrant. The August 2004 Warrants were exercisable by cash payment only and had an exercise price of $5.36 per share of common stock. Following such notice and through March 31, 2008, the Company received approximately $1,472,000 in proceeds from the exercise of August 2004 Warrants to purchase 274,650 shares of common stock. As of March 31, 2008, all August 2004 Warrants had been exercised.
(15) Related Party Transactions
     During the three months ended March 31, 2008, the Company paid Dr. Robert W. Karr, a director of the Company, $47,000 for consulting services. The Company had no related party transactions in the three months ended March 31, 2007.
(16) Subsequent Event
     In April 2008, the Company, under its collaboration agreement with Merck & Co., achieved a preclinical milestone with one of its novel TLR9 agonists used as an adjuvant in cancer vaccines. As a result, the Company is entitled to receive a $1.0 milestone payment from Merck & Co.

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
     We are focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. At present, we are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and TLR8. We have evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates. We intend to further evaluate these compounds in preclinical models of infectious disease. In our autoimmune disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated these compounds in various preclinical studies, including in mouse models of lupus and rheumatoid arthritis. We are currently conducting further preclinical studies to explore the potential of these compounds in treating multiple sclerosis and psoriasis. Our cancer treatment research program is focused on potential applications of our TLR7 and TLR8 agonists. We intend to further evaluate these compounds in preclinical models of cancer.
     In addition, we are collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in multiple disease areas. We are collaborating with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. We are also collaborating with Merck & Co., Inc. for the use of our TLR7, 8 and 9 agonists in combination with Merck & Co.’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease and with Novartis International Pharmaceutical, Ltd., for the discovery, development, and commercialization of our TLR9 agonists for the treatment of asthma and allergy indications. Merck KGaA and Merck & Co. are not related.
     As of March 31, 2008, we had an accumulated deficit of $344.9 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2008, we expect that our research and development expenses will be higher than our research and development expenses in 2007 as we expand our IMO-2125 development program and accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8.
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
     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007, fit the definition of “critical accounting estimates and judgments.”
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
     Revenue
     Total alliance revenue increased by $2,943,000, or 161%, from $1,829,000 for the three months ended March 31, 2007 to $4,772,000 for the three months ended March 31, 2008. This increase was primarily due to $2,667,000 of license fees we recognized under our collaboration agreement with Merck KGaA, which became effective February 4, 2008. We are recognizing the $40.0 million upfront payment we received from Merck KGaA in February 2008 over the expected research term under the agreement. The increase is also attributable to reimbursed expenses of $103,000 related to conducting certain clinical trials under our collaboration agreement with Merck KGaA and increased reimbursed research costs of $301,000 under our collaboration agreement with Merck & Co. Revenue for both periods also includes $1,250,000 in license fee revenue recognized under our collaboration with Merck & Co. For the three months ended March 31, 2008, we recognized $309,000 in license fee revenue under our collaboration with Novartis compared to $297,000 recognized in the three months ended March 31, 2007.
     Our revenues for both periods were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of internal and third-party expenses, and license fees, sublicense fees, and royalty payments.
     Research and Development Expenses
     Research and development expenses increased by $1,715,000, or 61%, from $2,819,000 for the three months ended March 31, 2007 to $4,534,000 for the three months ended March 31, 2008. The increase in research and development expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to increased non-clinical safety studies and clinical costs associated with IMO-2125, increased clinical costs associated with IMO-2055, a portion of which are reimbursed under our agreement with Merck KGaA, and increased research expenses under our Merck & Co. agreement, which are also reimbursed.

	Three Months Ended March 31,		Percentage
	(In thousands)		Increase
	2008	2007	(Decrease)
IMO-2055 External Development Expense	$556	$375	48%
IMO-2125 External Development Expense	1,262	—	—
Other Drug Development Expense	1,024	1,183	(13%)
Basic Discovery Expense	1,692	1,261	34%

Total Research and Development Expense	$4,534	$2,819	61%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound being developed for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $13.1 million in external expenses through March 31, 2008 in connection with IMO-2055. External development expenses for IMO2055 increased by $181,000, or 48%, from $375,000 for the three months ended March 31, 2007 to $556,000 for the three months ended March 31, 2008. The increase in IMO-2055 expenses for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to higher clinical trial expenses as we advanced our Phase 1b combination trial of IMO-2055 in patients with non-small cell lung cancer and preparations for data analysis and report preparation for our Phase 2 clinical trial of IMO-2055 in patients with metastatic or recurrent clear cell renal cancer. Under our collaboration agreement with Merck KGaA, we will be reimbursed approximately $0.1 million for the Phase 1b combination trial expenses incurred in the three months ended March 31, 2008.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. Under the protocol for the trial, we sought to enroll a total of up to 92 patients in Stage A of the trial, 46 who had failed one prior therapy and 46 who were treatment-naïve. We closed enrollment in this trial on June 29, 2007. As of that date, we had enrolled 46 treatment-naïve patients and 45 patients who had failed one prior therapy. At present, the last patient has stopped receiving treatment in the trial and has entered the follow-up period. Data collection and preparations for the analysis are underway and we expect the data to be available in the third quarter of 2008. Once the final results are available, we expect to report them at an appropriate scientific meeting and under our collaboration with Merck KGaA, they will determine how to proceed with IMO-2055 in the treatment of metastatic or recurrent clear cell renal cancer.
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
     Under our agreement with Merck KGaA, we will complete the ongoing Phase 2 Stage A renal cell cancer trial and the Phase 1 refractory solid tumor chemotherapy combination trial. We also have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial and that we may initiate the proposed Phase 1b colorectal cancer trial. Merck KGaA has agreed to reimburse us for the development costs associated with these two Phase 1b clinical trials incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic hepatitis C virus infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of the first IMO-2125 clinical trial but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $2.4 million in external development expenses through March 31, 2008 in connection with IMO-2125, including costs associated with the initiation of our Phase 1 clinical trial and related non-clinical studies and manufacturing process development.
     In May 2007, we submitted an investigational new drug, or IND, application for IMO-2125 to the United States Food and Drug Administration, or FDA, and in September 2007, we initiated a Phase 1 study of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to the current standard of care treatment. We plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. Secondary objectives include assessments of the effects of IMO-2125 on hepatitis C virus RNA levels and parameters of immune system activation. We anticipate interim results from this trial to be available in the first half of 2009.
     Other Drug Development Expenses. These expenses include internal and external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development in addition to internal costs associated with products in clinical development.
     The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead expenses. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, payroll and overhead expenses.
     Other drug development expenses decreased by $159,000, or 13%, from $1,183,000 for the three months ended March 31, 2007 to $1,024,000 for the three months ended March 31, 2008. The decrease in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to pre-IND direct external expenses related to IMO-2125, which were included for the three months ended March 31, 2007 but not March 31, 2008 since costs incurred after the May 2007 submission of the IMO-2125 IND have been shown separately in the above table. The decrease in other drug development expenses during 2008 was offset, in part, by increased allocated costs associated with the move to our new facility during the second quarter of 2007.

     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $431,000, or 34%, from $1,261,000 for the three months ended March 31, 2007 to $1,692,000 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to an increase in payroll expenses, in part, relating to expanding research under our Merck & Co. collaboration, an increase in compensation costs attributable, in part, to employee stock options and an increase in allocated costs associated with the move to our new facility during the second quarter of 2007.
     We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without knowing the results of our ongoing clinical trials and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.
     General and Administrative Expenses
     General and administrative expenses increased by $463,000 or 24%, from $1,953,000 in the three months ended March 31, 2007 to $2,416,000 in the three months ended March 31, 2008. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our regulatory filing requirements, and our business development initiatives.
     The increase in general and administrative expenses in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to higher compensation expense related to employee stock options and increased allocated costs associated with our new facility to which we moved during the second quarter of 2007. The increase in employee stock option cost during the three months ended March 31, 2008 is primarily attributable to options granted in the current quarter at a time when our stock price was higher than in other quarters. These increased expenses were offset, in part, by lower professional fees associated with marketing research.
     Investment Income, net
     Investment income decreased by approximately $71,000, or 15%, from $477,000 in the three months ended March 31, 2007 to $406,000 in the three months ended March 31, 2008. This decrease resulted from lower interest rates and lower average investment balances in the three months ended March 31, 2008. These decreases were offset by interest earned on higher average cash balances in the three months ended March 31, 2008.
     Interest Expense
     Interest expense increased by approximately $20,000, or 32%, from $62,000 in the three months ended March 31, 2007 to $82,000 in the three months ended March 31, 2008. The increase is due to interest and a prepayment premium associated with the note payable. We repaid the note payable in full in March 2008 and the note was cancelled. This increase was offset, in part, by the conversion of all our 4% notes, issued in May 2005, in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007.
     Foreign Currency Exchange Loss
     Foreign currency exchange loss was $267,000 in the three months ended March 31, 2008. There was no foreign currency exchange loss in the three months ended March 31, 2007. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss.

     Income Tax Expense
     For the three months ended March 31, 2008, we recorded approximately $50,000 as income tax expense as a result of income subject to the alternative minimum tax. We did not have income subject to the alternative minimum tax for the three months ended March 31, 2007.
     Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders was $2,171,000 for the three months ended March 31, 2008 compared to $2,528,000 for the three months ended March 31, 2007. We have incurred losses of $84.7 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $344.9 million through March 31, 2008. We may continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     In January 2008, we sent notice to holders of our warrants to purchase common stock that were issued in August 2004 with an expiration date of August 27, 2009, or the August 2004 Warrants, that under the terms of the warrant agreement, we intended to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending December 20, 2007 was greater than $10.72 or 200% of the exercise price of the warrant. The August 2004 Warrants were exercisable by cash payment only and had an exercise price of $5.36 per share of common stock. Following the January 2008 notice of redemption and through March 31, 2008, we received approximately $1,472,000 in proceeds from the exercise of August 2004 Warrants to purchase 274,650 shares of common stock. As of March 31, 2008, all August 2004 Warrants had been exercised.
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
     In June 2007, we executed a promissory note in the aggregate principal amount of $1.3 million in favor of General Electric Capital Corporation. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1.2 million to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1.1 million of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium of approximately $0.1 million. The note has been cancelled.

Cash Flows
     As of March 31, 2008, we had approximately $61.8 million in cash and cash equivalents and investments, a net increase of approximately $38.1 million from December 31, 2007. Operating activities provided $35.2 million of cash during the first quarter of 2008. The $35.2 million primarily reflects the $40.0 million upfront payment less the $0.3 million foreign currency exchange loss under our agreement with Merck KGaA offset, in part, by our $2.1 million net loss for the period, as adjusted for non-cash revenue and expenses, including depreciation and amortization, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable.
     The net cash provided by investing activities during the first quarter of 2008 of $0.7 million reflects our purchase of approximately $7.1 million in securities offset by the proceeds of approximately $8.0 million from securities that matured in the first quarter of 2008. The net cash used in investing activities also reflects our purchases of laboratory and computer equipment in the first quarter of 2008.
     The net cash provided by financing activities during the first quarter of 2008 of $3.1 million reflects proceeds received from the exercise of stock options and warrants during the first quarter of 2008 offset by the repayment of our promissory note.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $344.9 million at March 31, 2008. We had cash, cash equivalents and short-term investments of $61.8 million at March 31, 2008. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through March 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
Contractual Obligations
     We have contractual obligations in the form of operating and capital leases. In March 2008, we paid approximately $1.2 million to General Electric Capital Corporation as payment in full of all obligations outstanding under our note with GE. The payment represented approximately $1.1 million of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium. The note has been cancelled.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2008, we had approximately $0.1 million of receivables denominated in Euros. We had no other assets and liabilities related to non-dollar-denominated currencies as of March 31, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in our reporting net income for that year. As of March 31, 2008, we had an accumulated deficit of $344.9 million. We have incurred losses of $84.7 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through March 31, 2010.
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
Risks Relating to Our Business, Strategy and Industry
We are depending heavily on the success of our lead drug candidate for infectious diseases, IMO-2125, and our collaborative programs. If we or our collaborators are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon ® , for hepatitis C virus infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for hepatitis C virus infection. In March 2008, Dynavax Technologies announced that two investigational new drug applications for its proprietary TLR9 agonist, HEPLISAV, had been placed on clinical hold by the FDA.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies, Sutent ® and Nexavar ®, developed by other companies for treatment of the same patient populations. Patient accrual is a function of many factors, including:
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

     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved drugs developed by other companies, Sutent ® and Nexavar ® , for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Pfizer, Inc., is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax Technologies Corporation has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies Corporation have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.
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
     There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, 2003, and 2005, we became involved in interference proceedings declared by the United States Patent and Trademark Office for certain of our antisense and ribozyme patents. All of these interferences have since been resolved. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.
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
Risks Relating to an Investment in Our Common Stock
Our corporate governance structure, including provisions in our certificate of incorporation and by-laws, our stockholder rights plan and Delaware law, may prevent a change in control or management that stockholders may consider desirable
     Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws, and stockholder rights plan contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:
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
     Our stock price has been volatile. During the period from January 1, 2007 to March 31, 2008, the closing sales price of our common stock ranged from a high of $13.29 per share to a low of $5.28 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

IDERA PHARMACEUTICALS, INC
Date: May 12, 2008	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: May 12, 2008	/s/ Louis J. Arcudi, III
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