Form 10-Q
period 2008-06-30
IDERA PHARMACEUTICALS, INC.
filed 2008-08-01
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008,
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	22,949,289

Class	Outstanding as of July 31, 2008

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

     IMO™, Idera® and GEM® are our trademarks. All other trademarks and service marks appearing in this quarterly report are the property of their respective owners.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,534	$12,588
Short-term investments	8,726	11,155
Receivables	801	628
Prepaid expenses and other current assets	722	656

Total current assets	58,783	25,027
Long-term investments	2,245	—
Property and equipment, net	1,962	1,964
Non-current portion of prepaid expenses	104	104
Restricted cash	619	619

Total assets	$63,713	$27,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$903	$1,177
Accrued expenses	2,052	1,745
Current portion of capital lease	18	20
Current portion of note payable	—	266
Current portion of deferred revenue	22,398	5,911

Total current liabilities	25,371	9,119
Capital lease obligation, net of current portion	41	50
Note payable, net of current portion	—	877
Deferred revenue, net of current portion	23,258	9,874
Other liabilities	136	75

Total liabilities	48,806	19,995

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value,
Authorized — 5,000 shares
Series A convertible preferred stock,
Designated — 1,500 shares,
Issued and outstanding — 1 share at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value,
Authorized — 40,000 shares
Issued and outstanding — 22,729 and 21,569 shares at June 30, 2008 and December 31, 2007, respectively	23	22
Additional paid-in capital	358,595	350,423
Accumulated deficit	(343,569)	(342,734)
Accumulated other comprehensive (loss) income	(47)	8

	15,002	7,719
Treasury shares, at cost - 7 shares at June 30, 2008	(95)	—

Total stockholders’ equity	14,907	7,719

Total liabilities and stockholders’ equity	$63,713	$27,714

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Alliance revenue	$7,865	$1,949	$12,637	$3,778
Operating expenses:
Research and development	3,752	2,990	8,286	5,809
General and administrative	3,232	2,383	5,648	4,336

Total operating expenses	6,984	5,373	13,934	10,145

Income (loss) from operations	881	(3,424)	(1,297)	(6,367)
Other income (expense):
Investment income, net	410	429	816	906
Interest expense	(5)	(13)	(87)	(74)
Foreign currency exchange loss	—	—	(267)	—

Income (loss) before income taxes	1,286	(3,008)	(835)	(5,535)
Income tax benefit	50	—	—	—

Net income (loss)	$1,336	$(3,008)	$(835)	$(5,535)

Income (loss) per share (Note 14):
Basic	$0.06	$(0.14)	$(0.04)	$(0.26)

Diluted	$0.05	$(0.14)	$(0.04)	$(0.26)

Shares used in computing basic income (loss) per common share	22,481	21,254	22,190	21,023

Shares used in computing diluted income (loss) per common share	25,507	21,254	22,190	21,023

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net loss	$(835)	$(5,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Stock-based compensation	1,302	753
Non-employee stock options	470	165
Depreciation and amortization	302	142
Issuance of common stock for services rendered	12	24
Changes in operating assets and liabilities -
Accounts receivable	(223)	(12)
Prepaid expenses and other current assets	(16)	9
Accounts payable and accrued expenses	94	220
Deferred revenue	29,871	(2,350)

Net cash provided by (used in) operating activities	30,977	(6,584)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(11,062)	(39,257)
Proceeds from sale of available-for-sale securities	—	18,435
Proceeds from maturity of available-for-sale securities	11,145	8,680
Purchase of property and equipment	(254)	(1,185)

Net cash used in investing activities	(171)	(13,327)

Cash Flow From Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	6,389	328
Net proceeds from issuance of note payable	—	1,278
Payments on note payable	(1,143)	—
Purchase of treasury stock	(95)	—
Payments on capital lease	(11)	(5)

Net cash provided by financing activities	5,140	1,601

Net increase (decrease) in cash and cash equivalents	35,946	(18,310)
Cash and cash equivalents, beginning of period	12,588	24,596

Cash and cash equivalents, end of period	$48,534	$6,286

Supplemental disclosure of cash flow information:
Cash paid for interest	$87	$74

Cash paid for income taxes	$50	$—

Supplemental disclosure of non-cash financing and investing activities:
Conversion of 4% convertible subordinated notes into common stock	$—	$5,033

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
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
     The Company is focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. At present, a Phase 1 clinical trial of IMO-2125 is underway in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. The Company’s infectious disease program also includes evaluation of RNA-based compounds that act as agonists of TLR7 and TLR8. The Company has evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates and intends to further evaluate these compounds in preclinical models of infectious disease. In the Company’s autoimmune disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. The Company has evaluated these compounds in various preclinical studies, including in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, and psoriasis, and selected IMO-3100, a TLR antagonist, as a lead compound for preclinical development in its autoimmune disease program. The Company’s cancer treatment research program is focused on potential applications of TLR7 and TLR8 agonists. The Company intends to further evaluate these compounds in preclinical models of cancer.
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
     The Company has incurred operating losses in all fiscal years except 2002 and in the three months ended June 30, 2008 and had an accumulated deficit of $343.6 million at June 30, 2008. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     (b) Recently Adopted Accounting Pronouncements
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
     In December 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of EITF 07-1 on its financial statements.
(2) Unaudited Interim Financial Statements

     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 11, 2008.
(3) (a) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2008 and December 31, 2007 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive (loss) income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at June 30, 2008 and December 31, 2007. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities for the three and six months ended June 30, 2008 and 2007. There were no losses or permanent declines in value included in “investment income, net” for any securities in the three and six months ended June 30, 2008 and 2007.
      The Company’s available-for-sale investments at market value consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Certificates of deposit	$—	$2,801
Corporate bonds due in one year or less	8,726	1,653
Corporate bonds due in more than one year	2,245	—
Government bonds due in one year or less	—	6,701

Total	$10,971	$11,155

(3) (b) Fair Values of Assets and Liabilities
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. The Company’s adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.
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
     The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$48,383	$48,383	$—	$—
Short-term investments	10,971	—	10,971	—

Total	$59,354	$48,383	$10,971	$—

Liabilities	$—	$—	$—	$—

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
(4) Property and Equipment
     At June 30, 2008 and December 31, 2007, net property and equipment at cost consists of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Leasehold improvements	$432	$430
Laboratory equipment and other	2,837	2,585

Total property and equipment, at cost	3,269	3,015
Less: Accumulated depreciation and amortization	1,307	1,051

Property and equipment, net	$1,962	$1,964

     Laboratory equipment and other includes approximately $98,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $29,000 and $19,000, as of June 30, 2008 and December 31, 2007, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $134,000 and $61,000 for the three months ended June 30, 2008 and 2007, respectively, and $256,000 and $127,000 for the six months ended June 30, 2008 and 2007, respectively.

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
     In March 2008, the Company paid approximately $1,189,000 to GE as payment in full of all obligations outstanding under the Company’s Note. The payment represented approximately $1,121,000 of principal plus accrued interest through the date of payment of approximately $12,000 and a prepayment premium of approximately $56,000. The Note was cancelled in March 2008.
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
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs of $266,000 was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes in the six months ended June 30, 2007.
(8) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$1,336	$(3,008)	$(835)	$(5,535)
Other comprehensive loss	(45)	(13)	(55)	(21)

Total comprehensive income (loss)	$1,291	$(3,021)	$(890)	$(5,556)

Other comprehensive loss represents the net unrealized losses on available-for-sale investments.
(9) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing the Company’s TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement, in February 2008 Merck KGaA paid the Company a

$40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. The Company is recognizing the $40.0 million upfront payment paid under the collaboration as revenue over the expected period of the Company’s continuing involvement. Under the Agreement, Merck KGaA is reimbursing the Company for development costs for certain on-going IMO-2055 clinical trials, which are continuing to be conducted by the Company. Merck KGaA also agreed to reimburse future development costs for certain of the Company’s planned IMO-2055 clinical trials, which will be conducted by the Company, to pay up to EUR 264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans, and to pay royalties on net sales of products containing the Company’s TLR9 agonists that are marketed.
(10) Collaboration and License Agreement with Merck & Co., Inc.
     In December 2006, the Company entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck & Co. worldwide exclusive rights to a number of the Company’s TLR7, 8 and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, which may be extended by Merck & Co. for two additional one-year periods. Under the terms of the agreement: Merck & Co. paid the Company a $20.0 million upfront license fee; Merck & Co. purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck & Co. agreed to fund the research and development collaboration. Merck & Co. also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck & Co. develops and commercializes additional vaccines using the Company’s agonists, it would be entitled to receive additional milestone payments. In addition, Merck & Co. agreed to pay the Company royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     The Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term could be extended. The Company has estimated that this is its period of continuing involvement under the research arrangement.
     In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck & Co. Pursuant to the purchase agreement, the Company issued and sold to Merck & Co. 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in an aggregate gross proceeds of $10.0 million. Merck & Co. agreed, subject to certain exceptions, that prior to December 8, 2007, it would not sell any of the shares of the Company’s common stock acquired by it and that, for the duration of the research term, its ability to sell such shares will be subject to specified volume limitations.
     In April 2008, the Company, under its collaboration agreement with Merck & Co., achieved a preclinical milestone with one of its novel TLR9 agonists used as an adjuvant in cancer vaccines. As a result, the Company received a $1.0 million milestone payment from Merck & Co.
(11) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
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
(12) Stock-Based Compensation

     The Company accounts for share-based payments to employees under SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $644,000 and $409,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,302,000 and $753,000 for the six months ended June 30, 2008 and 2007, respectively, in its statements of operations representing the stock compensation expense computed in accordance with SFAS No. 123R.
     The Company’s stock compensation plans include the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2008 Stock Incentive Plan, all of which have been approved by the Company’s stockholders. No additional options are being granted under the 1995 Stock Option Plan, the 1995 Director Stock Option Plan, the 1997 Stock Incentive Plan and the 2005 Stock Incentive Plan. In 2001, the Company also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Average risk free interest rate	3.3%	4.8%
Expected dividend yield	—	—
Expected lives	5 years	6 years
Expected volatility	65.3%	70.5%
Weighted average grant date fair value of options granted during the period (per share)	$7.62	$4.87
     The Company also awarded non-employee stock options to purchase 60,000 shares of common stock during the first quarter of 2008. These options had a Black-Scholes fair value of $710,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 95%. In addition, the Company awarded non-employee stock options to purchase 26,000 shares of common stock during the second quarter of 2008. These options had a Black-Scholes fair value of $330,000 at the time of grant based on a risk free interest rate of 4.0%, an expected life of 10 years, and an expected volatility of 91%. The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, “ Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” (EITF No. 96-18). Expense for non-employee stock options was $368,000 and $75,000 in the three months ended June 30, 2008 and 2007, respectively, and $470,000 and $165,000, in the six months ended June 30, 2008 and 2007, respectively.
(13) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. In the three months ended March 31, 2008, the Company made an estimated quarterly tax payment and recorded income tax expense of $50,000 as a result of the payment from Merck KGaA generating income that the Company believed would be subject to the alternative minimum tax, or AMT. In the three months ended June 30, 2008, the Company reversed the $50,000 recorded as income tax expense as the Company no longer expects to have income subject to AMT. The Company did not have income subject to AMT for the three or six months ended June 30, 2007.
(14) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator for basic and dilutive net income (loss) per share:
Net income (loss)	$1,336	$(3,008)	$(835)	$(5,535)

Denominator for basic income (loss) per share:
Weighted average common shares outstanding	22,481	21,254	22,190	21,023
Effect of dilutive securities:
Common stock options and warrants	3,026	—	—	—

Denominator for diluted income (loss) per share	25,507	21,254	22,190	21,023

Basic income (loss) per share	$0.06	$(0.14)	$(0.04)	$(0.26)

Diluted income (loss) per share	$0.05	$(0.14)	$(0.04)	$(0.26)

     For the three months ended June 30, 2008, 100,426 shares were not included in the computation of diluted net income per share as the effects of certain stock options and convertible preferred stock are antidilutive. For the six months ended June 30, 2008 and the three and six months ended June 30, 2007, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 6,388,313 and 7,407,978 for the six months ended June 30, 2008 and 2007, respectively, and consist of shares underlying stock options, warrants and convertible preferred stock. Net income (loss) applicable to common stockholders is the same as net income (loss) for all periods presented.
(15) Stockholders’ Equity
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
     In June 2008, the Company sent notice to the holder of a warrant to purchase 70,084 shares of the Company’s common stock that was issued in May 2005 with an expiration date of May 24, 2010 (the “May 2005 Warrant”) that, under the terms of the warrant agreement, it intended to redeem on September 12, 2008 the May 2005 Warrant if not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the May 2005 Warrant. The Company was entitled to exercise this redemption right because the closing price of the Company’s common stock for twenty consecutive trading days ending June 3, 2008 was greater than $14.24 or 200% of the exercise price of the warrant. The May 2005 Warrant is exercisable by cash payment only and has an exercise price of $7.12 per share of common stock. The May 2005 warrant remained outstanding as of June 30, 2008.
     During the six months ended June 30, 2008, the Company issued 1,159,168 shares of common stock in connection with warrant and stock option exercises resulting in total proceeds to the Company of $6,389,000.
(16) Related Party Transactions
     During the three and six months ended June 30, 2008, the Company recorded expense of $47,000 and $94,000, respectively, for consulting services provided by Dr. Robert W. Karr, a director of the Company. The Company had no related party transactions in the three and six months ended June 30, 2007.
(17) Subsequent Events

     On July 3, 2008 the Company filed a certificate of amendment to its Restated Certificate of Incorporation which increased the number of shares of common stock authorized for issuance from 40,000,000 shares to 70,000,000 shares. The increase had been previously approved by the Company’s stockholders at the 2008 annual meeting of stockholders.

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
     We are focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. At present, we are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and TLR8. We have evaluated these compounds in preclinical studies in human cell-based assays and in vivo in non-human primates. We intend to further evaluate these compounds in preclinical models of infectious disease. In our autoimmune disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated these compounds in various preclinical studies, including in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, and psoriasis, and selected IMO-3100, a TLR antagonist, as a lead compound for preclinical development in our autoimmune disease program. Our cancer treatment research program is focused on potential applications of our TLR7 and TLR8 agonists. We intend to further evaluate these compounds in preclinical models of cancer.
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
     As of June 30, 2008, we had an accumulated deficit of $343,569,000. We may incur substantial operating losses in future periods. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2008, we expect that our research and development expenses will be higher than our research and development expenses in 2007 as we expand our IMO-2125 development program and accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
     Alliance Revenue
     Our alliance revenues were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of internal and third-party expenses, license fees, which includes sublicense fees and royalties, and milestones.
The following is a summary of our alliance revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	(In thousands)			(In thousands)
			Percentage			Percentage
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
License fees	$5,881	$1,707	245%	$10,142	$3,440	195%
Research and Development	984	242	307%	1,495	338	342%
Milestones	1,000	—	—	1,000	—	—

Total Alliance Revenue	$7,865	$1,949	304%	$12,637	$3,778	234%

     Total alliance revenue increased by $5,916,000, or 304%, for the three months ended June 30, 2008 compared to the same period in 2007 and increased by $8,859,000, or 234%, for the six months ended June 30, 2008 compared to the same period in 2007.
     License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fees are comprised of a portion of upfront license fee payments we have received from alliance partners with whom we are still involved. License fees in the three and six month periods increased primarily due to license fee revenue we recognized under our collaboration with Merck KGaA, which became effective February 4, 2008. We are recognizing the $40.0 million upfront payment we received from Merck KGaA in February 2008 over the expected period of our continuing involvement.
     The increases in research and development in the three and six month periods are due to the sale of bulk IMO-2055 drug supply and reimbursable clinical trial costs from trials we are conducting under our collaboration agreement with Merck KGaA and increased reimbursable research costs attributable to expanding research under our Merck & Co. collaboration agreement.
     The increase in alliance revenue in the three and six month periods is also attributable to milestone revenue earned under our collaboration with Merck & Co. relating to a preclinical milestone achieved with one of our novel TLR9 agonists used as an adjuvant in cancer vaccines.
     Research and Development Expenses
     Research and development expenses increased by $762,000, or 25%, from $2,990,000 for the three months ended June 30, 2007 to $3,752,000 for the three months ended June 30, 2008, and increased by $2,477,000, or 43%, from $5,809,000 for the six months ended June 30, 2007 to $8,286,000 for the six months ended June 30, 2008. The increases in research and development expenses in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were primarily due to increased non-clinical safety studies and clinical costs associated with IMO-2125, increased clinical costs associated with IMO-2055, a portion of which are reimbursable under our agreement with Merck KGaA, increased research expenses under our Merck & Co. agreement, which are also reimbursable, increased allocated costs associated with our new facility, which we moved into during the second quarter of 2007, and increased compensation expenses attributable to employee stock options and accrued performance-based bonus expense. No performance- based bonus expense was accrued in the three and six months ended June 30, 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
	(In thousands)			(In thousands)
			Percentage			Percentage
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
IMO-2055 External Development Expense	$555	$385	44%	$1,111	$760	46%
IMO-2125 External Development Expense	529	235	125%	1,792	235	663%
Other Drug Development Expense	960	906	6%	1,983	2,089	(5%)
Basic Discovery Expense	1,708	1,464	17%	3,400	2,725	25%

Total Research and Development Expense	$3,752	$2,990	25%	$8,286	$5,809	43%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055, our lead compound being developed for oncology applications. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials and drug manufacturing and related costs but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $13.6 million in external expenses through June 30, 2008 in connection with IMO-2055.
     External development expenses for IMO-2055 increased by $170,000, or 44%, from $385,000 for the three months ended June 30, 2007 to $555,000 for the three months ended June 30, 2008 and increased by $351,000, or 46%, from $760,000 for the six months ended June 30, 2007 to $1,111,000 for the six months ended June 30, 2008. The increase in IMO-2055 expenses for both periods was primarily attributable to higher clinical trial expenses as we advanced our Phase 1b trial of IMO-2055 combined with Avastin® and Tarceva® in patients with non-small cell lung cancer. The increase in IMO-2055 expenses for the six months ended June 30, 2008 compared to the same period in 2007 was also attributable, in part, to data analysis and report preparation for our Phase 2 clinical trial of IMO-2055 in patients with metastatic or recurrent clear cell renal cancer. The increases in both periods were partially offset by decreases in expenses related to our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers, which we closed to enrollment in July 2007. Under our collaboration agreement with Merck KGaA, approximately $261,000 of expenses in the three months ended June 30, 2008 and $364,000 of expenses in the six months ended June 30, 2008 related to the Phase 1b combination trial are reimbursable.
     In October 2004, we commenced patient recruitment for an open label, multi-center Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. Under the protocol for the trial, we sought to enroll a total of up to 92 patients in Stage A of the trial, 46 who had failed one prior therapy and 46 who were treatment-naïve. We closed enrollment in this trial on June 29, 2007. As of that date, we had enrolled 46 treatment-naïve patients and 45 patients who had failed one prior therapy. The last patient stopped receiving treatment in March 2008. Data collection and preparations for the analysis are underway and we expect the data to be available in the third quarter of 2008. Once the final results are available, we expect to report them at an appropriate scientific meeting. Under our collaboration with Merck KGaA, Merck KGaA will determine how to proceed with IMO-2055 in the treatment of metastatic or recurrent clear cell renal cancer.
     In October 2005, we began patient recruitment in the Phase 1 portion of a clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin in patients with refractory solid tumor cancers. The purpose of the Phase 1 portion of the trial, which was a single center, open label study, was to evaluate the safety of the chemotherapy combination. We enrolled twenty-two patients in this trial and closed enrollment in July 2007. We reported interim data from 19 patients from this trial at the 12th World Conference on Lung Cancer in Seoul, Korea, in September 2007. The interim data suggested that it was feasible for the combination of IMO-2055, gemcitabine, and carboplatin to be administered in patients with advanced solid tumors. The only dose-limiting toxicities observed in these patients were common side effects observed with gemcitabine and carboplatin. In these 19 patients, the response rate, progression-free survival, and overall survival were 5%, 4.1 months, and 12.9 months, respectively. In the subset of eight patients with non-small cell lung cancer, the response rate, progression-free survival, and overall survival were 13%, 6.5 months and 12.9 months, respectively. Under our agreement with Merck KGaA, Merck KGaA will determine how to proceed with IMO-2055 combination therapy with gemcitabine and carboplatin.
     In December 2007, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. The trial is designed to assess safety of the IMO-2055, Tarceva and Avastin combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. Three dose levels of IMO-2055 are being investigated with standard dosages and schedules of Tarceva and Avastin. IMO-2055 is administered subcutaneously once a week, with each patient continuing to receive therapy until disease progression as determined by Response Evaluation Criteria in Solid Tumors, or RECIST, or another protocol-specified stopping criterion is met. We are currently recruiting patients for the trial, which was designed with a target enrollment of up to 40 patients.
     We plan, in collaboration with Merck KGaA, to initiate a Phase 1b clinical trial in the U.S. to investigate IMO-2055 in combination with Erbitux® and Camptosar® in patients with colorectal cancer. The Phase 1b trial is designed to assess safety of the IMO-2055, Erbitux and Camptosar combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. Three dose levels of IMO-2055 are proposed for investigation with established dosages and schedules of Erbitux and Camptosar in the first part of the study. The second part of the planned study is a safety confirmation cohort and the final part is designed to examine pharmacokinetic and pharmacodynamic interactions in more detail. We plan to administer IMO-2055 subcutaneously once a week, with each patient continuing to receive therapy until disease progression as determined by RECIST or another protocol-specified stopping criterion is met. The trial is designed with a target enrollment of up to 48 patients.
     Under our agreement with Merck KGaA, we have agreed that we will continue to conduct on Merck KGaA’s behalf the ongoing Phase 1b non-small cell lung cancer trial and that we may initiate the proposed Phase 1b colorectal cancer trial. Merck KGaA has agreed to reimburse us for the development costs associated with these two Phase 1b clinical trials incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic hepatitis C virus infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $3.0 million in external development expenses through June 30, 2008 in connection with IMO-2125, including costs associated with the initiation of our Phase 1 clinical trial and related non-clinical studies and manufacturing process development.
     External development expenses for IMO-2125 increased by $294,000, or 125%, from $235,000 for the three months ended June 30, 2007 to $529,000 for the three months ended June 30, 2008 and increased by $1,557,000, or 663%, from $235,000 for the six months ended June 30, 2007 to $1,792,000 for the six months ended June 30, 2008. These increases in IMO-2125 expenses for the three and six months ended June 30, 2008 compared to the same periods in 2007 were attributable to advancing our Phase 1 clinical trial of IMO-2125 and to costs for non-clinical safety studies of IMO-2125 initiated after the May 2007 submission to the United States Food and Drug Administration, or FDA, of the IMO-2125 investigational new drug, or IND, application. Manufacturing process development study expenses of IMO-2125 also contributed to the increase in the six months ended June 30, 2008 compared to the same period in 2007.
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
     The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead expenses. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, our Autoimmune Disease Scientific Advisory Board, payroll and overhead expenses.
     Other drug development expenses increased by $54,000, or 6%, from $906,000 for the three months ended June 30, 2007 to $960,000 for the three months ended June 30, 2008 and decreased by $106,000, or 5%, from $2,089,000 for the six months ended June 30, 2007 to $1,983,000 for the three months ended June 30, 2008. The increase in other drug development expenses in the three months ended June 30, 2008 was partially attributable to increased compensation expense attributable, in part, to accrued performance-based bonus expense. No performance-based bonus expense was accrued in the three or six months ended June 30, 2007. The increase in the three months ended June 30, 2008 was partially offset by a decrease in IMO-2125 expenses due to attribution of IMO-2125 expenses incurred after commencement of clinical development to a specific IMO-2125 External Development Expense category shown separately above. The decrease in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to a decrease in external IMO-2125 expenses due to attribution of IMO-2125 expenses incurred after commencement of clinical development to a specific IMO-2125 External Development Expense category shown separately above. Direct external expenses related to IMO-2125 were included for the full three and six months ended June 30, 2007 but not the full three and six months ended June 30, 2008 since costs incurred after the initiation of clinical development of IMO-2125 in May 2007 have been shown separately in the above table. The decrease in other drug development expenses in the six months ended June 30, 2008 was offset, in part, by increased allocated costs associated our new facility, which we moved into during the second quarter of 2007.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development in our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $244,000, or 17%, from $1,464,000 for the three months ended June 30, 2007 to $1,708,000 for the three months ended June 30, 2008 and increased by $675,000, or 25%, from $2,725,000 for the six months ended June 30, 2007 to $3,400,000 for the six months ended June 30, 2008. The increase for the three and six months ended June 30, 2008 compared to the same periods in 2007 were primarily attributable to an increase in payroll expenses, in part, relating to expanding research under our Merck & Co. collaboration and an increase in compensation expenses attributable to employee stock options and accrued performance-based bonus expense. No performance-based bonus expense was accrued in the three or six months ended June 30, 2007.
     We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without knowing the results of our ongoing clinical trials and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.
     General and Administrative Expenses
     General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patents, our regulatory filing requirements, and our business strategy initiatives. General and administrative expenses increased by $849,000, or 36%, from $2,383,000 in the three months ended June 30, 2007 to $3,232,000 in the three months ended June 30, 2008 and increased by $1,312,000, or 30%, from $4,336,000 in the six months ended June 30, 2007 to $5,648,000 in the six months ended June 30, 2008.
     The increases in general and administrative expenses in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were primarily due to higher employee and consultant stock compensation expense, performance-based bonus expense, and consulting expense. The increase in stock compensation expense was $441,000 in the three months ended June 30, 2008 and $650,000 in the six months ended June 30, 2008 and was the result of stock compensation expenses associated with additional non-employee options and non-employee options re-measured at June 30, 2008, when our stock price was higher than in previous quarters and employee stock options granted in 2008 when our stock price was higher than in previous quarters. Salary expense increased, in part, as a result of a performance-based bonus accrual of $113,000 in the three months ended June 30, 2008 and $235,000 in the six months ended June 30, 2008. There was no performance-based bonus accrued in the three or six months ended June 30, 2007. The increases in both periods were also attributable to higher consulting fees associated with corporate business strategic initiatives undertaken in 2008. These increases were offset, in part, by costs accrued in anticipation of payments to be made to our former Chief Financial Officer under the transition agreement we entered into with him in May 2007. The increase in the six months ended June 30, 2008 compared to the same period in 2007 was also attributable to an increase in allocated costs associated with our new facility, which we moved into during the second quarter of 2007.
     Investment Income, net
     Investment income decreased by approximately $19,000, or 4%, from $429,000 in the three months ended June 30, 2007 to $410,000 in the three months ended June 30, 2008 and decreased by approximately $90,000, or 10%, from $906,000 in the six months ended June 30, 2007 to $816,000 in the six months ended June 30, 2008. These decreases resulted from lower interest rates and lower average short-term investment balances in the three and six months ended June 30, 2008.
     Interest Expense
     Interest expense decreased by approximately $8,000, or 62%, from $13,000 in the three months ended June 30, 2007 to $5,000 in the three months ended June 30, 2008 and increased by $13,000, or 18%, from $74,000 in the six months ended June 30, 2007 to $87,000 in the six months ended June 30, 2008. The decrease in the three month period reflects our March 2008 repayment in full of our note payable to General Electric Capital Corporation. As a result of this payment, we only had interest related to our note in the three and six months ended June 30, 2007. The increase in the six month period is due to interest and a prepayment premium associated with the note repayment. As a result of our repayment, the note was cancelled. This increase in the six months ended June 30, 2008 was offset, in part, by the conversion of all our 4% notes, issued in May 2005, in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007.
     Foreign Currency Exchange Loss
     Foreign currency exchange loss was $267,000 in the six months ended June 30, 2008. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss. There was no foreign currency exchange loss in the three months ended June 30, 2008 or in the three or six months ended June 30, 2007.
     Income Tax Expense
     In the three months ended March 31, 2008, we made an estimated quarterly tax payment and recorded income tax expense of $50,000 as a result of the payment from Merck KGaA generating income we believed would be subject to the alternative minimum tax, or AMT. In the three months ended June 30, 2008, we reversed the $50,000 recorded as income tax expense as we no longer expect to have income subject to AMT in 2008. We did not have income subject to the alternative minimum tax for the six months ended June 30, 2008 or the three or six months ended June 30, 2007.
     Net Income (Loss) Applicable to Common Stockholders
     As a result of the factors discussed above, we had net income applicable to common stockholders of $1,336,000 for the three months ended June 30, 2008 compared to a net loss applicable to common stockholders of $3,008,000 for the three months ended June 30, 2007 and a net loss applicable to common stockholders of $835,000 for the six months ended June 30, 2008 compared to a net loss applicable to common stockholders of $5,535,000 for the six months ended June 30, 2007. We have incurred losses of $83,376,000 since January 1, 2001. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $343,569,000 through June 30, 2008. We may continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     In June 2008, we sent notice to the holder of the Company’s warrant to purchase 70,684 shares of common stock that was issued in May 2005 with an expiration date of May 24, 2010 (the “May 2005 Warrant”) that under the terms of the warrant agreement, it intended to redeem on September 12, 2008 the May 2005 Warrant if not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the May 2005 Warrant. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending June 3, 2008 was greater than $14.24 or 200% of the exercise price of the warrant. The May 2005 Warrant is exercisable by cash payment only and has an exercise price of $7.12 per share of common stock. The May 2005 warrant remained outstanding as of June 30, 2008.
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
     During the six months ended June 30, 2008, we received total proceeds of $6,389,000 from purchases under our employee stock plan and warrant and stock option exercises.
     In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement, in February 2008 Merck KGaA paid us a $40,000,000 upfront license fee in Euros of which we received $39,733,000 due to foreign currency exchange rates.
     In June 2007, we executed a promissory note in the aggregate principal amount of $1,313,000 in favor of General Electric Capital Corporation, or GE. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1,189,000 to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1,121,000 of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium of approximately $68,000. The note has been cancelled.
Cash Flows
     As of June 30, 2008, we had approximately $59,505,000 in cash and cash equivalents and investments, a net increase of approximately $35,762,000 from December 31, 2007. Operating activities provided $30,977,000 of cash during the first half of 2008. The $30,977,000 primarily reflects the $40,000,000 upfront payment less the $267,000 foreign currency exchange loss under our agreement with Merck KGaA offset, in part, by our $835,000 net loss for the period, as adjusted for non-cash revenue and expenses, including depreciation and amortization, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable.
     The net cash used in investing activities during the first half of 2008 of $171,000 reflects our purchase of approximately $11,062,000 in securities offset by the proceeds of approximately $11,145,000 from securities that matured in the first half of 2008. The net cash used in investing activities also reflects our purchases of $254,000 in laboratory and computer equipment in the first half of 2008.
     The net cash provided by financing activities during the first half of 2008 of $5,140,000 reflects proceeds received from the exercise of stock options and warrants during the first half of 2008 offset by the repayment of our promissory note.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and had an accumulated deficit of $343,569,000 at June 30, 2008. We had cash, cash equivalents and investments of $59,505,000 at June 30, 2008. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations at least through March 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs and possibly relinquish rights to portions of our technology or products.
Contractual Obligations
     We have contractual obligations in the form of operating and capital leases. In March 2008, we paid approximately $1,189,000 to General Electric Capital Corporation as payment in full of all obligations outstanding under our note with GE. The payment represented approximately $1,121,000 of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium. The note has been cancelled.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, we had approximately $0.6 million of receivables payable in Euros. We had no other assets and liabilities related to non-dollar-denominated currencies as of June 30, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in our reporting net income for that year. As of June 30, 2008, we had an accumulated deficit of $343,569,000. We have incurred losses of $83,376,000 since January 1, 2001. We also incurred losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will be sufficient to fund our operations at least through March 31, 2010.
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
     Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs or possibly relinquish rights to portions of our technology or products. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels.
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, companies developing drugs based on TLR technologies have experienced setbacks in clinical trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon ®, for hepatitis C virus infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for hepatitis C virus infection. In March 2008, Dynavax Technologies announced that two investigational new drug applications for its proprietary TLR9 agonist, HEPLISAV™, had been placed on clinical hold by the FDA. Dynavax Technologies also announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, which comprises a TLR9 agonist covalently attached to ragweed antigen.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the approval of two new therapies, Sutent ® and Nexavar®, developed by other companies for treatment of the same patient populations. Patient accrual is a function of many factors, including:
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
     Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, Dynavax Technologies, Inc. announced in May 2008 discontinuation of the clinical development program for TOLAMBA, which comprises a TLR9 agonist covalently attached to a ragweed antigen. In addition, we are pursuing an indication for treatment of chronic hepatitis C virus infection for IMO-2125 and commenced a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection in the third quarter of 2007. Pfizer, Inc. and Anadys Pharmaceuticals, Inc. each have performed early clinical trials of TLR-targeted compounds for the treatment of chronic hepatitis C virus infection, and both programs have been discontinued. We cannot be certain whether such discontinuations will negatively impact the perception of our TLR technology.
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
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA approved drugs developed by other companies, Sutent and Nexavar , for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Pfizer, Inc. is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax Technologies Corporation has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies Corporation have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 400 patents and patent applications worldwide. Dr. Agrawal provides us leadership for management and research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
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
     Any collaboration that we enter into may not be successful. The success of our collaboration arrangements, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:
•	disputes may arise in the future with respect to the ownership of rights to technology developed with future collaborators;

•	disagreements with future collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	future collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	future collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	future collaborators may challenge our intellectual property rights or may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	future collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if future collaborators decrease or fail to increase spending relating to such products;

•	future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	future collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.
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
     Our stock price has been volatile. During the period from January 1, 2007 to June 30, 2008, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $5.28 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) During the periods from June 6, 2008 to June 30, 2008 and July 1, 2008 to July 31, 2008, we have issued a total of 68,808 shares and 140,903 shares, respectively, of our common stock in unregistered sales of equity securities, all of which were issued to holders of warrants in connection with the exercise by such warrant holders of outstanding Idera common stock purchase warrants. We issued the aggregate 209,711 shares during the aforementioned periods for the following consideration:
•	5,712 shares were issued upon payment of a warrant exercise price of $5.84 per share;

•	165,634 shares were issued upon the payment of a warrant exercise price of $8.00 per share; and

•	38,365 shares were issued pursuant to the cashless exercise provisions of the warrants through the surrender of the right to purchase 45,354 shares.
     We received approximately $1,358,000 of cash proceeds in aggregate upon the exercise of the foregoing warrants.
     The issuances of shares of our common stock upon exercise of outstanding warrants described above were exempt from registration under the Securities Act of 1933 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder as not involving a public offering. The shares of common stock issued by us upon these warrant exercises have been registered for resale by the holders under our Registration Statements on Form S-3, File No. 333-109630 and 333-133455.
(b) Issuer Purchases of Equity Securities
The Company’s repurchase of shares of its common stock during the three months ended June 30, 2008, are as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number (or
	Total Number	Average	(or units) Purchased as	Approximate Dollar Value) of
	of Shares	Price Paid	Part of	Shares (or units) that may yet be
	(or units)	per Share	Publicly Announced	purchased Under the Plans or
Period	Purchased (1)	(or unit)	Plans or Programs (2)	Programs
April 1, 2008 to April 30, 2008	—	—	—	—

May 1, 2008 to May 31, 2008	—	—	—	—

June 1, 2008 to June 30, 2008	6,594	$14.44	—	—

(1)	The amount listed in this column represents shares of common stock surrendered by an employee to us in satisfaction of tax withholding obligations incurred upon the lapse of restrictions on shares of common stock during the period in accordance with the terms of a restricted stock agreement previously entered into between us and such employee.

(2)	We currently have no plan or program to repurchase our equity securities, aside from additional shares that will be surrendered to us in satisfaction of tax withholding obligations incurred upon the future lapse of restrictions on shares of common stock in accordance with the terms of a restricted stock agreement entered into between us and an employee.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On June 4, 2008, the proposals listed below were voted on and approved at the annual meeting of stockholders.

Proposal	For	Against/Withheld	Abstain
To elect Mr. C. Keith Hartley to serve as a Class I Director until the 2011 annual meeting of stockholders	17,717,605	69,580	—

To elect Dr. Hans Mueller to serve as a Class I Director until the 2011 annual meeting of stockholders	17,723,676	63,509	—

To elect Mr. William S. Reardon to serve as a Class I Director until the 2011 annual meeting of stockholders	17,732,042	55,143	—

To approve an amendment to our Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 40,000,000 to 70,000,000 shares	17,383,284	220,469	183,432

To approve our 2008 Stock Incentive Plan	10,031,504	171,064	13,278

To approve an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 125,000 shares to 250,000 shares	10,068,970	136,551	10,325

To ratify the selection by our audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	17,568,382	4,083	214,720
ITEM 5. OTHER INFORMATION.
     The information contained in Part II, Item 2 of this Quarterly Report of Form 10-Q relating to, and solely with respect to, unregistered sales of equity securities during the period commencing on July 1, 2008 and ending on July 31, 2008 is incorporated by reference to this Item 5.
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

IDERA PHARMACEUTICALS, INC
Date: August 1, 2008	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

Date: August 1, 2008	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.

10.1*	2008 Stock Incentive Plan.

10.2*	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan.

10.3*	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan.

10.4*	Form of Nonstatutory Stock Option Agreement (non-Employee Directors) under 2008 Stock Incentive Plan.

10.5*	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan.

10.6*	1995 Employee Stock Purchase Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.