Form 10-Q
period 2008-09-30
IDERA PHARMACEUTICALS, INC.
filed 2008-11-06
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	23,365,128

Class	Outstanding as of October 31, 2008

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,518	$12,588
Short-term investments	19,365	11,155
Receivables	1,371	293
Prepaid expenses and other current assets	1,161	991

Total current assets	60,415	25,027
Long-term investments	1,231	—
Property and equipment, net	1,925	1,964
Non-current portion of prepaid expenses	104	104
Restricted cash	630	619

Total assets	$64,305	$27,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$1,177
Accrued expenses	2,475	1,745
Current portion of capital lease	18	20
Current portion of note payable	—	266
Current portion of deferred revenue	22,185	5,911

Total current liabilities	25,463	9,119
Capital lease obligation, net of current portion	36	50
Note payable, net of current portion	—	877
Deferred revenue, net of current portion	17,711	9,874
Other liabilities	158	75

Total liabilities	43,368	19,995

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share,
Authorized — 5,000 shares
Series A convertible preferred stock,
Designated — 1,500 shares,
Issued and outstanding — 1 share at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share,
Authorized — 70,000 shares
Issued and outstanding — 23,365 and 21,569 shares at September 30, 2008 and December 31, 2007, respectively	23	22
Additional paid-in capital	362,841	350,423
Accumulated deficit	(341,589)	(342,734)
Accumulated other comprehensive (loss) income	(338)	8

Total stockholders’ equity	20,937	7,719

Total liabilities and stockholders’ equity	$64,305	$27,714

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Alliance revenue	$7,498	$1,970	$20,135	$5,748
Operating expenses:
Research and development	3,580	3,479	11,866	9,288
General and administrative	2,304	2,033	7,952	6,369

Total operating expenses	5,884	5,512	19,818	15,657

Income (loss) from operations	1,614	(3,542)	317	(9,909)
Other income (expense):
Investment income, net	369	416	1,185	1,322
Interest expense	(3)	(40)	(90)	(114)
Foreign currency exchange loss	—	—	(267)	—

Net income (loss)	$1,980	$(3,166)	$1,145	$(8,701)

Income (loss) per share (Note 15):
Basic	$0.09	$(0.15)	$0.05	$(0.41)

Diluted	$0.08	$(0.15)	$0.04	$(0.41)

Shares used in computing basic income (loss) per common share	23,022	21,346	22,428	21,132

Shares used in computing diluted income (loss) per common share	25,779	21,346	25,538	21,132

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$1,145	$(8,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Loss of disposal of property and equipment	2	6
Stock-based compensation	1,955	1,176
Non-employee stock options	712	258
Depreciation and amortization	444	252
Issuance of common stock for services rendered	17	35
Changes in operating assets and liabilities -
Accounts receivable	(1,078)	12
Prepaid expenses and other current assets	(170)	(143)
Accounts payable and accrued expenses	421	420
Deferred revenue	24,111	(3,848)

Net cash provided by (used in) operating activities	27,559	(10,533)

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	(22,985)	(49,752)
Proceeds from sale of available-for-sale securities	—	36,215
Proceeds from maturity of available-for-sale securities	13,145	11,105
Increase in restricted cash	(11)	—
Purchase of property and equipment	(355)	(1,455)

Net cash used in investing activities	(10,206)	(3,887)

Cash Flow From Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	9,831	586
Net proceeds from issuance of note payable	—	1,278
Payments on note payable	(1,143)	(67)
Purchase of treasury stock	(95)	—
Payments on capital lease	(16)	(10)

Net cash provided by financing activities	8,577	1,787

Net increase (decrease) in cash and cash equivalents	25,930	(12,633)
Cash and cash equivalents, beginning of period	12,588	24,596

Cash and cash equivalents, end of period	$38,518	$11,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$90	$114

Cash paid for income taxes	$50	$—

Supplemental disclosure of non-cash financing and investing activities:
Conversion of 4% convertible subordinated notes into common stock	$—	$5,033

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
     The Company is focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. At present, a Phase 1 clinical trial of IMO-2125 is underway in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. The Company’s infectious disease program also includes evaluation of RNA-based compounds that act as agonists of TLR7 and TLR8. The Company has evaluated some of its TLR7 and TLR8 agonist compounds in preclinical studies in human cell-based assays and in vivo in non-human primates and intends to further evaluate these compounds in preclinical models of infectious disease. In the Company’s autoimmune disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. The Company has evaluated some of its TLR antagonist compounds in various preclinical studies, including in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, colitis, and psoriasis, and selected IMO-3100, a TLR antagonist, as a lead compound for preclinical development in its autoimmune disease program. The Company’s cancer treatment research program is focused on potential applications of TLR7 and TLR8 agonists. The Company intends to further evaluate these compounds in preclinical models of cancer.
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
     The Company has incurred operating losses in all fiscal years except 2002 and in certain interim periods and had an accumulated deficit of $341.6 million at September 30, 2008. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
(1) (b) Recently Adopted Accounting Pronouncements
     In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities ” (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 decreased research and development expense and increased net income by $300,000 during the three and nine months ending September 30, 2008. The adoption of EITF 07-3 increased basic earnings per share by $0.02 per share and $0.01 per share, respectively, during the three and nine months ended September 30, 2008 and increased diluted earnings per share by $0.01 during both the three and nine month periods ended September 30, 2008.
     In December 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property ” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of EITF 07-1 on its financial statements.

(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 11, 2008.
(3) Reclassifications
     Certain amounts in the prior year’s financial statements have been reclassified to be consistent with the current year’s presentation.
(4) (a) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2008 and December 31, 2007 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive (loss) income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at September 30, 2008 and December 31, 2007. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities for the three and nine months ended September 30, 2008 and 2007. There were no losses or declines in value judged to be other-than-temporary included in “investment income, net” for any securities in the three and nine months ended September 30, 2008 and 2007.
     The Company’s available-for-sale investments at market value consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(in thousands)	2008	2007
Certificates of deposit	$—	$2,801
Corporate bonds due in one year or less	19,365	1,653
Corporate bonds due in more than one year	1,231	—
Government bonds due in one year or less	—	6,701

Total	$20,596	$11,155

(4) (b) Fair Values of Assets and Liabilities
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. The Company’s adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.

     In accordance with the provisions of SFAS No. 157, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$38,108	$38,108	$—	$—
Investments	20,596	—	20,596	—

Total	$58,704	$38,108	$20,596	$—

Liabilities	$—	$—	$—	$—

     The money market funds are classified as Level 1 since they are actively traded daily at $1.00 per share.
     The fair value of short-term investments is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive gains or losses in the equity section of the balance sheet.
     The Company also adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159.
(4) (c) Unrealized Losses
     Investments with unrealized losses are those investments whose cost exceeds market value. Investments with unrealized losses are as follows:

	Investments in Continuous		Total
	Unrealized Loss Positions for:		Investments
	Less than	More than	in Unrealized
(in thousands)	12 Months	12 Months	Loss Position
Short-term investments at September 30, 2008
Aggregate fair value of investments with unrealized losses (includes accrued interest of $115)	$13,494	$—	$13,494

Aggregate amount of unrealized losses	$324	$—	$324

Short-term investments at December 31, 2007
Aggregate fair value of investments with unrealized losses (includes accrued interest of $97)	$2,000	$—	$2,000

Aggregate amount of unrealized losses	$—	$—	$—

Long-term investments at September 30, 2008
Aggregate fair value of investments with unrealized losses (includes accrued interest of $38)	$1,269	$—	$1,269

Aggregate amount of unrealized losses	$14	$—	$14

There were no long-term investments at December 31, 2007.
     The Company holds 12 investments which have an aggregate market value of $14,763,000 and a gross unrealized loss aggregating $338,000 at September 30, 2008. There are no related realized losses recorded in the Statement of Operations during the three and nine months ending September 30, 2008. Some of the factors reviewed in making that determination as of September 30, 2008 are presented below.
     All of these investments are investment grade corporate bonds of which three have an aggregate amortized cost of $3,012,000 and represent $301,000 or 89% of the unrealized loss. The Company believes that each of these three issuers have strong positions within their respective segments of the financial services industry and are well capitalized.
     The unrealized losses on investments at September 30, 2008, shown in the above table, were primarily due to deterioration, volatility and illiquidity in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until a recovery of fair value to amortized cost, which may be maturity, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, there were no declines in value that were judged to be other-than-temporary as of September 30, 2008.
(5) Property and Equipment
     At September 30, 2008 and December 31, 2007, net property and equipment at cost consists of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Leasehold improvements	$486	$430
Laboratory equipment and other	2,736	2,585

Total property and equipment, at cost	3,222	3,015
Less: Accumulated depreciation and amortization	1,297	1,051

Property and equipment, net	$1,925	$1,964

     Laboratory equipment and other includes approximately $98,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $34,000 and $19,000 as of September 30, 2008 and December 31, 2007, respectively. Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $135,000 and $119,000 for the three months ended September 30, 2008 and 2007, respectively, and $391,000 and $247,000 for the nine months ended September 30, 2008 and 2007, respectively.
(6) Restricted Cash
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
(7) Note Payable
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
(8) 4% Convertible Notes Payable
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
     The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized them as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs of $266,000 was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes in the nine months ended September 30, 2007.
(9) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$1,980	$(3,166)	$1,145	$(8,701)
Other comprehensive income (loss)	(291)	26	(346)	5

Total comprehensive income (loss)	$1,689	$(3,140)	$799	$(8,696)

Other comprehensive loss represents the net unrealized losses on available-for-sale investments.
(10) License Agreement with Merck KGaA
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
(11) Collaboration and License Agreement with Merck & Co., Inc.
     In December 2006, the Company entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck & Co. worldwide exclusive rights to a number of the Company’s TLR7, 8, and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, which may be extended by Merck & Co. for two additional one-year periods. The Company is currently in discussions with Merck & Co. regarding an extension of the research term for the first one-year period. Under the terms of the agreement: Merck & Co. paid the Company a $20.0 million upfront license fee; Merck & Co. purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck & Co. agreed to fund the research and development collaboration. Merck & Co. also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck & Co. develops and commercializes additional vaccines using the Company’s agonists, it would be entitled to receive additional milestone payments. In addition, Merck & Co. agreed to pay the Company royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
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
     In April 2008, the Company, under its collaboration agreement with Merck & Co., achieved a preclinical milestone with one of its novel TLR9 agonists used as an adjuvant in a cancer vaccine under preclinical study. As a result, the Company received a $1.0 million milestone payment from Merck & Co. in May 2008.
(12) Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.
     In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment paid under the collaboration as revenue over the two-year term of the research collaboration. In February 2007, Novartis elected to extend the research collaboration by an additional year. As a result of such extension, Novartis paid the Company an additional $1.0 million in May 2007. In March 2008, the Company agreed to extend the research collaboration until December 31, 2008. The extension was anticipated to allow for the advancement of QAX935, a novel agonist of TLR9, into human clinical trials prior to the end of the research collaboration term. The Company amortized the upfront payment and the extension payment through the third quarter of 2008 by which time the Phase 1 clinical study of QAX935 had been initiated.
     In September 2008, the Company announced that Novartis had initiated a Phase 1 clinical study of QAX935. As a result of the initiation of this Phase 1 clinical study, the Company recognized milestone revenue in the three and nine months ended September 30, 2008 and received a $1.0 million milestone payment from Novartis in October 2008.
(13) Stock-Based Compensation
     The Company accounts for share-based payments to employees under SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $653,000 and $422,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,955,000 and $1,176,000 for the nine months ended September 30, 2008 and 2007, respectively, in its statements of operations representing the stock compensation expense computed in accordance with SFAS No. 123R.

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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options granted during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Average risk free interest rate	3.3%	4.8%
Expected dividend yield	—	—
Expected lives	4.9 years	5.9 years
Expected volatility	65.4%	70.2%

Weighted average grant date fair value of options granted during the period (per share)	$7.62	$4.86
     The Company also awarded non-employee stock options to purchase 60,000 shares of common stock during the first quarter of 2008. These options had a Black-Scholes fair value of $710,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 95%. In addition, the Company awarded non-employee stock options to purchase 26,000 shares of common stock during the second quarter of 2008. These options had a Black-Scholes fair value of $330,000 at the time of grant based on a risk free interest rate of 4.0%, an expected life of 10 years, and an expected volatility of 91%. The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18) based on the expected lives and other assumptions applicable to the unvested portion of each non-employee stock option as of each re-measurement date. Expense for non-employee stock options was $242,000 and $93,000 in the three months ended September 30, 2008 and 2007, respectively, and $713,000 and $258,000, in the nine months ended September 30, 2008 and 2007, respectively.
(14) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. In the three months ended March 31, 2008, the Company made an estimated quarterly tax payment and recorded income tax expense of $50,000 as a result of the payment from Merck KGaA generating income that the Company believed would be subject to the alternative minimum tax, or AMT. In the three months ended June 30, 2008, the Company reversed the $50,000 recorded as income tax expense as the Company no longer expects to have income subject to AMT. The Company did not have income subject to AMT for the three or nine months ended September 30, 2007.
(15) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator for basic and dilutive net income (loss) per share:
Net income (loss)	$1,980	$(3,166)	$1,145	$(8,701)

Denominator for basic income (loss) per share:
Weighted average common shares outstanding	23,022	21,346	22,428	21,132
Effect of dilutive securities:
Common stock options and warrants	2,757	—	3,110	—

Denominator for diluted income (loss) per share	25,779	21,346	25,538	21,132

Basic income (loss) per share	$0.09	$(0.15)	$0.05	$(0.41)

Diluted income (loss) per share	$0.08	$(0.15)	$0.04	$(0.41)

     For the three and nine months ended September 30, 2008, 20,426 and 739,863 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options and convertible preferred stock are antidilutive. For the three and nine months ended September 30, 2007, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 739,863 and 7,325,066 for the nine months ended September 30, 2008 and 2007, respectively, and consist of shares underlying stock options, warrants and convertible preferred stock. Net income (loss) applicable to common stockholders is the same as net income (loss) for all periods presented.
(16) Stockholders’ Equity
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
     In June 2008, the Company sent notice to Pillar Investment Limited, the holder of a warrant to purchase 70,684 shares of the Company’s common stock that was issued in May 2005 with an expiration date of May 24, 2010 (the “May 2005 Warrant”) that under the terms of the warrant agreement it intended to redeem on September 12, 2008 the May 2005 Warrant if not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the May 2005 Warrant. The Company was entitled to exercise this redemption right because the closing price of the Company’s common stock for twenty consecutive trading days ending June 3, 2008 was greater than $14.24 or 200% of the exercise price of the warrant. The May 2005 Warrant was exercisable by cash payment only and had an exercise price of $7.12 per share of common stock. Following such notice, the Company received approximately $503,000 in proceeds from the exercise of the May 2005 warrant to purchase 70,684 shares of common stock. The May 2005 warrant was exercised in September 2008. Pillar Investment Limited is controlled by a director of the Company.
     During the nine months ended September 30, 2008, the Company issued 1,801,215 shares of common stock in connection with purchases under our employee stock purchase plan and warrant and stock option exercises, including the exercises of the August 2004 Warrants and the May 2005 Warrant, resulting in total proceeds to the Company of $9,831,000.
(17) Related Party Transactions
     During the nine months ended September 30, 2008, the Company recorded expense of $91,000 for consulting services provided by Dr. Robert W. Karr, a director of the Company. The Company had no related party transactions in the nine months ended September 30, 2007.
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
     We are focused on developing TLR-targeted compounds for the potential treatment of infectious diseases, autoimmune diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. At present, we are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection who have not responded to current standard of care therapy. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and

TLR8. We have evaluated some of our TLR7 and TLR8 agonist compounds in preclinical studies in human cell-based assays and in vivo in non-human primates. We intend to further evaluate these compounds in preclinical models of infectious disease. In our autoimmune disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated some of our TLR antagonist compounds in various preclinical studies, including in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, colitis, and psoriasis, and selected IMO-3100, a TLR antagonist, as a lead compound for preclinical development in our autoimmune disease program. Our cancer treatment research program is focused on potential applications of our TLR7 and TLR8 agonists. We intend to further evaluate these compounds in preclinical models of cancer.
     In addition, we are collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in multiple disease areas. We are collaborating with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. We are also collaborating with Merck & Co., Inc. for the use of our TLR7, 8 and 9 agonists in combination with Merck & Co.’s therapeutic and prophylactic vaccines in the areas of oncology, infectious diseases, and Alzheimer’s disease and with Novartis International Pharmaceutical, Ltd. for the discovery, development, and commercialization of our TLR9 agonists for the treatment of asthma and allergy indications. Merck KGaA and Merck & Co. are not related.
     As of September 30, 2008, we had an accumulated deficit of $341,589,000. We may incur substantial operating losses in future periods. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2008, our research and development expenses have been higher than our research and development expenses in 2007 as we expanded our IMO-2125 development program and accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
     Alliance Revenue
     Our alliance revenues were comprised of revenue earned under various collaboration and licensing agreements for research and development, including reimbursement of internal and third-party expenses, license fees, which includes sublicense fees and royalties, and milestones.

The following is a summary of our alliance revenues:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(In thousands)		Increase	(In thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
License fees	$5,805	$1,600	263%	$15,947	$5,040	216%
Research and development	693	370	87%	2,188	708	209%
Milestones	1,000	—	—	2,000	—	—

Total Alliance Revenue	$7,498	$1,970	281%	$20,135	$5,748	250%

     Total alliance revenue increased by $5,528,000, or 281%, for the three months ended September 30, 2008 compared to the same period in 2007 and increased by $14,387,000, or 250%, for the nine months ended September 30, 2008 compared to the same period in 2007.
     License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fees are comprised of a portion of upfront license fee payments we have received from alliance partners with whom we are still involved. License fees in the three and nine month periods ended September 30, 2008 increased primarily due to license fee revenue we recognized under our collaboration with Merck KGaA, which became effective February 4, 2008. We are recognizing the $40.0 million upfront payment paid by Merck KGaA in February 2008 over the expected period of our continuing involvement.
     The increases in research and development revenues in the three and nine month periods ended September 30, 2008 are due to reimbursable clinical trial costs from trials we are conducting under our collaboration agreement with Merck KGaA. The increase in the nine month period is also attributable to the purchase of our bulk IMO-2055 drug supply by Merck KGaA at cost and increased reimbursable research costs attributable to expanding research under our Merck & Co. collaboration agreement.
     The increase in alliance revenue in the three and nine month periods ended September 30, 2008 is also attributable to milestone revenue earned under our collaboration with Novartis relating to an initiation of a Phase 1 clinical study by Novartis. The increase in alliance revenue in the nine month period is also attributable to milestone revenue earned under our collaboration with Merck & Co. relating to a preclinical milestone achieved by Merck & Co. with one of our novel TLR9 agonists used as an adjuvant in a cancer vaccine under preclinical study.
     Research and Development Expenses
     Research and development expenses increased by $101,000, or 3%, from $3,479,000 for the three months ended September 30, 2007 to $3,580,000 for the three months ended September 30, 2008, and increased by $2,578,000, or 28%, from $9,288,000 for the nine months ended September 30, 2007 to $11,866,000 for the nine months ended September 30, 2008. The increases in research and development expenses in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were primarily due to increased non-clinical safety studies and clinical costs associated with our ongoing clinical trial of IMO-2125, increased costs for non-clinical safety studies associated with IMO-3100, increased research expenses under our Merck & Co. agreement, which Merck & Co. has agreed to reimburse, and increased compensation expenses attributable to employee stock options and accrued performance-based bonus expense. No performance-based bonus expense was accrued in the three and nine months ended September 30, 2007. The increase in research and development expenses for the three months ended September 30, 2008 was partially offset by a decrease in clinical trial costs associated with IMO-2055. The increase in research and development expenses for the nine months ended September 30, 2008 included increased clinical costs associated with IMO-2055, which are reimbursable, in part, under our Merck KGaA agreement.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(In thousands)		Increase	(In thousands)		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
IMO-2055 External Development Expense	$402	$615	(35%)	$1,513	$1,375	10%
IMO-2125 External Development Expense	556	472	18%	2,348	707	232%
Other Drug Development Expense	964	1,073	(10%)	2,947	3,162	(7%)
Basic Discovery Expense	1,658	1,319	26%	5,058	4,044	25%

Total Research and Development Expense	$3,580	$3,479	3%	$11,866	$9,288	28%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. IMO-2055 is a lead compound being developed for oncology applications under our collaboration with Merck KGaA that we entered into in December 2007.
     External development expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $14.0 million in external expenses through September 30, 2008 in connection with IMO-2055.
     External development expenses for IMO-2055 decreased by $213,000, or 35%, from $615,000 for the three months ended September 30, 2007 to $402,000 for the three months ended September 30, 2008 and increased by $138,000, or 10%, from $1,375,000 for the nine months ended September 30, 2007 to $1,513,000 for the nine months ended September 30, 2008. The decrease in IMO-2055 expenses in the three months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to decreased clinical trial expenses related to our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers and our Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer as we had completed dosing prior to the three months ended September 30, 2008 in these trials. This decrease was offset, in part, by increased clinical trial expenses associated with our Phase 1b trial of IMO-2055 combined with Avastin ® and Tarceva ® in patients with non-small cell lung cancer which was initiated in December 2007. The increase in IMO-2055 expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was attributable to increased clinical trial expenses associated with our Phase 1b trial of IMO-2055 combined with Avastin and Tarceva in patients with non-small cell lung cancer. This increase was offset, in part, by decreased clinical trial expenses related to our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers. Under our collaboration agreement with Merck KGaA, approximately $237,000 of expenses in the three months ended September 30, 2008 and $601,000 of expenses in the nine months ended September 30, 2008 related to the Phase 1b combination trial are reimbursable.
     Prior to entering into our collaboration with Merck KGaA, we had conducted two Phase 1 clinical studies of IMO-2055 monotherapy and one Phase 1 clinical trial of IMO-2055 in combination therapy. In July 2007, we closed enrollment in a Phase 1 clinical trial of IMO-2055 in combination with the chemotherapy agents gemcitabine and carboplatin in patients with refractory solid tumor cancers and in September 2007, we reported interim results.
     We have also conducted an open label, multi-center Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. In the trial, treatment-naïve and second-line patients were randomly assigned to receive IMO-2055 subcutaneously at either 0.16 mg/kg/week or 0.64 mg/kg/week. The last patient stopped receiving treatment in March 2008. In October 2008, we announced preliminary data from the trial. Eighty-nine patients were evaluable for efficacy endpoints. The primary objective was tumor response according to RECIST (Response Evaluation Criteria In Solid Tumors). Secondary objectives included time to progression, survival and safety. Progression-free survival also was analyzed. The primary objective was not achieved in the study. Median progression-free survival for the four arms of the trial was 2 months, 3 months, 4 months, and 4 months. IMO-2055 treatment was generally well-tolerated with good dose intensity in all arms of the trial. The most common adverse events were mild to moderate and included chills, fatigue, nausea, pyrexia, headache, myalgia, and vomiting. These flu-like symptoms were expected based on the immune stimulatory mechanism of action of IMO-2055. We expect to present detailed study results at a future scientific conference.
     Under our agreement with Merck KGaA, we have agreed that we will continue to conduct on Merck KGaA’s behalf an ongoing Phase 1b trial that we initiated in December 2007 of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. The trial is designed to assess safety of the IMO-2055, Tarceva and Avastin combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. We are currently recruiting patients for the trial, which was designed with a target enrollment of up to 40 patients.

     We also plan to initiate on behalf of Merck KGaA a Phase 1b clinical trial in the U.S. to investigate IMO-2055 in combination with Erbitux ® and Camptosar ® in patients with colorectal cancer. The trial is designed to assess safety of the IMO-2055, Erbitux and Camptosar combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. Merck KGaA has agreed to reimburse us for the development costs associated with these two Phase 1b clinical trials incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective.
     Under our agreement with Merck KGaA, Merck KGaA will determine how to proceed with further clinical development of IMO-2055 in the treatment of cancer.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic hepatitis C virus infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $3.6 million in external development expenses through September 30, 2008 in connection with IMO-2125, including costs associated with the initiation of our Phase 1 clinical trial and related non-clinical studies and manufacturing process development.
     External development expenses for IMO-2125 increased by $84,000, or 18%, from $472,000 for the three months ended September 30, 2007 to $556,000 for the three months ended September 30, 2008 and increased by $1,641,000, or 232%, from $707,000 for the nine months ended September 30, 2007 to $2,348,000 for the nine months ended September 30, 2008. These increases in IMO-2125 expenses for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were attributable to advancing our Phase 1 clinical trial of IMO-2125 and to costs for non-clinical safety studies of IMO-2125 initiated after the May 2007 submission to the United States Food and Drug Administration, or FDA, of the IMO-2125 investigational new drug, or IND, application.
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
     The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead expenses. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, our Autoimmune Disease Scientific Advisory Board, payroll, and overhead expenses.
     Other drug development expenses decreased by $109,000, or 10%, from $1,073,000 for the three months ended September 30, 2007 to $964,000 for the three months ended September 30, 2008 and decreased by $215,000, or 7%, from $3,162,000 for the nine months ended September 30, 2007 to $2,947,000 for the nine months ended September 30, 2008. The decreases in both the three and nine months ended September 30, 2008 were attributable to lower payroll expenses resulting from fewer full-time equivalent positions associated with and allocated to preclinical and clinical development as well as the accrual of hiring bonuses in the 2007 periods that did not recur in the 2008 periods. The decreases in other drug development expenses in the three and nine months ended September 30, 2008 were partially offset by increased non-clinical safety studies associated with IMO-3100 and increased compensation expense attributable, in part, to accrued performance-based bonus expense. No performance-based bonus expense was accrued in the three or nine months ended September 30, 2007. The decrease in the nine months ended September 30, 2008 was also partially attributable to a decrease in IMO-2125 expenses due to attribution of IMO-2125 expenses incurred after commencement of clinical development in May 2007 to a specific IMO-2125 External Development Expense category shown separately above.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development in our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8, and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $339,000, or 26%, from $1,319,000 for the three months ended September 30, 2007 to $1,658,000 for the three months ended

September 30, 2008 and increased by $1,014,000, or 25%, from $4,044,000 for the nine months ended September 30, 2007 to $5,058,000 for the nine months ended September 30, 2008. The increases for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily attributable to an increase in payroll expenses and laboratory supplies, in part, relating to expanding research under our Merck & Co. collaboration and an increase in compensation expenses attributable to employee stock options and accrued performance-based bonus expense. No performance-based bonus expense was accrued in the three or nine months ended September 30, 2007. The increase in the nine months ended September 30, 2008 was also attributable to an increase in costs associated with external research.
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
     General and Administrative Expenses
     General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patents, our regulatory filing requirements, and our business strategy initiatives. General and administrative expenses increased by $271,000, or 13%, from $2,033,000 in the three months ended September 30, 2007 to $2,304,000 in the three months ended September 30, 2008 and increased by $1,583,000, or 25%, from $6,369,000 in the nine months ended September 30, 2007 to $7,952,000 in the nine months ended September 30, 2008.
     The increases in general and administrative expenses in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were primarily due to higher employee and consultant stock compensation expense, accrued performance-based bonus expense, and consulting expense. The increase in stock compensation expense was $316,000 in the three months ended September 30, 2008 and $966,000 in the nine months ended September 30, 2008 and was the result of stock compensation expenses associated with additional non-employee options and non-employee options re-measured at September 30, 2008, when our stock price was higher than in previous quarters and employee stock options granted in 2008 when our stock price was higher than in previous quarters. Salary expense increased, in part, as a result of a performance-based bonus accrual of $96,000 in the three months ended September 30, 2008 and $331,000 in the nine months ended September 30, 2008. There was no performance-based bonus accrued in the three or nine months ended September 30, 2007. The increases in nine months ended September 30, 2008 was also attributable to higher consulting fees associated with corporate business strategic initiatives undertaken in 2008 and patent filing and preparation costs. The increases in the three and nine months were offset, in part, by costs accrued in anticipation of payments to be made to our former Chief Financial Officer under the transition agreement we entered into with him in May 2007 and decreases in corporate legal expenses and recruiting fees.
     Investment Income, net
     Investment income decreased by approximately $47,000, or 11%, from $416,000 in the three months ended September 30, 2007 to $369,000 in the three months ended September 30, 2008 and decreased by approximately $137,000, or 10%, from $1,322,000 in the nine months ended September 30, 2007 to $1,185,000 in the nine months ended September 30, 2008. These decreases resulted from lower interest rates on our money market funds and lower yields on our investments in the three and nine months ended September 30, 2008.
     Interest Expense
     Interest expense decreased by approximately $37,000, or 93%, from $40,000 in the three months ended September 30, 2007 to $3,000 in the three months ended September 30, 2008 and decreased by $24,000, or 21%, from $114,000 in the nine months ended September 30, 2007 to $90,000 in the nine months ended September 30, 2008. The decrease in the three and nine month periods ended September 30, 2008 reflects our March 2008 repayment in full of our note payable to General Electric Capital Corporation. As a result of this payment, we did not have interest related to our note in the three months ended September 30, 2008. The nine month period ended September 30, 2008 includes a prepayment premium associated with the note repayment. As a result of our repayment, the note was cancelled. This decrease in the nine months ended September 30, 2008 was also attributable to the conversion of all our 4% notes, issued in May 2005, in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007.

     Foreign Currency Exchange Loss
     Foreign currency exchange loss was $267,000 in the nine months ended September 30, 2008. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss. There was no foreign currency exchange loss in the three months ended September 30, 2008 or in the three or nine months ended September 30, 2007.
     Net Income (Loss) Applicable to Common Stockholders
     As a result of the factors discussed above, we had net income applicable to common stockholders of $1,980,000 for the three months ended September 30, 2008 compared to a net loss applicable to common stockholders of $3,166,000 for the three months ended September 30, 2007 and net income applicable to common stockholders of $1,145,000 for the nine months ended September 30, 2008 compared to a net loss applicable to common stockholders of $8,701,000 for the nine months ended September 30, 2007. We have incurred losses of $81,396,000 since January 1, 2001. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $341,589,000 through September 30, 2008. We may continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     In June 2008, we sent notice to the holder of the a warrant to purchase 70,684 shares of our common stock that was issued in May 2005 with an expiration date of May 24, 2010, or the May 2005 Warrant, that under the terms of the warrant agreement, we intended to redeem on September 12, 2008 the May 2005 Warrant if not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the May 2005 Warrant. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending June 3, 2008 was greater than $14.24 or 200% of the exercise price of the warrant. The May 2005 Warrant was exercisable by cash payment only and had an exercise price of $7.12 per share of common stock. Following the June 2008 notice of redemption, we received approximately $503,000 in proceeds from the exercise of the May 2005 Warrant to purchase 70,684 shares of our common stock. The May 2005 Warrant was exercised in September 2008.
     In January 2008, we sent notice to holders of warrants to purchase our common stock that were issued in August 2004 with an expiration date of August 27, 2009, or the August 2004 Warrants, that under the terms of the warrant agreement, we intended to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending December 20, 2007 was greater than $10.72 or 200% of the exercise price of the warrant. The August 2004 Warrants were exercisable by cash payment only and had an exercise price of $5.36 per share of common stock. Following the January 2008 notice of redemption and through March 31, 2008, we received approximately $1,472,000 in proceeds from the exercise of August 2004 Warrants to purchase 274,650 shares of common stock. As of March 31, 2008, all August 2004 Warrants had been exercised.
     During the nine months ended September 30, 2008, we received total proceeds of $9,831,000 from purchases under our employee stock plan and warrant and stock option exercises, including the exercises of the August 2004 Warrants and the May 2005 Warrant.
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
Cash Flows
     As of September 30, 2008, we had approximately $57,883,000 in cash and cash equivalents and short-term investments, a net increase of approximately $34,140,000 from December 31, 2007. Operating activities provided $27,559,000 of cash during the nine months ended September 30, 2008. The $27,559,000 provided by operating activities primarily reflects the $40,000,000 upfront payment less the $267,000 foreign currency exchange loss under our agreement with Merck KGaA and our $1,145,000 net income for the period, as adjusted for non-cash revenue and expenses, including depreciation and amortization, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable.
     The net cash used in investing activities during the nine months ended September 30, 2008 of $10,206,000 reflects our purchase of approximately $22,985,000 in securities offset by the proceeds of approximately $13,145,000 from securities that matured in the nine months ended September 30, 2008. The net cash used in investing activities also reflects our purchases of $355,000 in laboratory and computer equipment in the first half of 2008.
     The net cash provided by financing activities during the nine months ended September 30, 2008 of $8,577,000 reflects proceeds received from the exercise of stock options and warrants during the first three quarters of 2008 offset by the repayment of our promissory note.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and in certain interim periods and had an accumulated deficit of $341,589,000 at September 30, 2008. We had cash, cash equivalents and short-term investments of $57,883,000 at September 30, 2008. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations at least through March 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We believe that the key factors that will affect our internal and external sources of cash are:
•	the success of our clinical and preclinical development programs;

•	the success of our existing strategic collaborations with Merck KGaA, Merck & Co., and Novartis;

•	the cost, timing, and outcome of regulatory reviews;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into new strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, we had approximately $248,000 of receivables payable in Euros. We had no other assets and liabilities related to non-dollar-denominated currencies as of September 30, 2008.
     We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio.
     Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002 when our recognition of revenues under a license and collaboration agreement resulted in our reporting net income for that year. As of September 30, 2008, we had an accumulated deficit of $341,589,000. We have incurred losses of $81,396,000 since January 1, 2001. We also incurred losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. For instance, in October 2008 we announced that the primary objective of tumor response based on RECIST was not achieved in our Phase 2a clinical study of IMO-2055 monotherapy in patients with metastatic or recurrent clear cell renal carcinoma. Moreover, companies developing drugs based on TLR technologies have experienced setbacks in clinical trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon® , for hepatitis C virus infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for hepatitis C virus infection. In March 2008, Dynavax Technologies Corporation announced that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV™, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. In October 2008, Dynavax Technologies announced that the clinical hold remains in effect. Dynavax Technologies also announced in May 2008 discontinuation of the clinical development program for TOLAMBA® , which comprises a TLR9 agonist covalently attached to ragweed antigen.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the approval of two new therapies, Sutent® and Nexavar®, developed by other companies for treatment of the same patient populations. Patient accrual is a function of many factors, including:
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
     Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, Dynavax Technologies announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. In October 2008, Dynavax Technologies announced that the clinical hold remains in effect. Dynavax Technologies also announced in May 2008 discontinuation of the clinical development program for TOLAMBA, which comprises a TLR9 agonist covalently attached to a ragweed antigen. In addition, we are pursuing an indication for treatment of chronic hepatitis C virus infection for IMO-2125 and commenced a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus infection in the third quarter of 2007. Pfizer, Inc. and Anadys Pharmaceuticals, Inc. each have performed early clinical trials of TLR-targeted compounds for the treatment of chronic hepatitis C virus infection, and both programs have been discontinued. We cannot be certain whether such discontinuations will negatively impact the perception of our TLR technology.

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
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA approved drugs developed by other companies, Sutent and Nexavar, for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 trial. Pfizer, Inc. is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax Technologies has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our President, Chief Executive Officer and Chief Scientific Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 400 patents and patent applications worldwide. Dr. Agrawal provides us leadership for management and research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
     We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2011, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
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
     Our stock price has been volatile. During the period from January 1, 2007 to September 30, 2008, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $5.28 per share. The stock market has also experienced significant price and volume fluctuations, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     During the period from September 11, 2008 to September 30, 2008, we issued a total of 46,335 shares of our common stock in unregistered sales of equity securities, all of which were issued to holders of warrants in connection with the exercise by such warrant holders of outstanding Idera common stock purchase warrants. We issued the aggregate 46,335 shares during the aforementioned period upon payment of a warrant exercise price of $5.20 per share.

     We received approximately $241,000 of cash proceeds in aggregate upon the exercise of the foregoing warrants.
     The issuances of shares of our common stock upon exercise of outstanding warrants described above were exempt from registration under the Securities Act of 1933 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder as not involving a public offering. The shares of common stock issued by us upon these warrant exercises have been registered for resale by the holders under our Registration Statement on Form S-3, File No. 333-133455.
     We previously disclosed additional issuances of our common stock in unregistered sales of equity securities that occurred in the quarter ended September 30, 2008 in a current report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2008 and in Item 5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission.
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

IDERA PHARMACEUTICALS, INC
Date: November 6, 2008	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, Chief Scientific Officer, and Director (Principal Executive Officer)

Date: November 6, 2008	/s/ Louis J. Arcudi, III
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