Form 10-K/A
period 2007-12-31
IDERA PHARMACEUTICALS, INC.
filed 2008-12-24
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31918
IDERA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	04-3072298
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

167 Sidney Street	02139
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)
(617) 679-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	NASDAQ Global Market
(Including Associated Preferred Stock Purchase Rights)
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

EXPLANATORY NOTE
Exhibit Index
SIGNATURE
Ex-10.48 Employment offer letter dated November 8, 2007 by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III
Ex-31.3 Section 302 Certification of Chief Executive Officer
Ex-31.4 Section 302 Certification of Chief Financial Officer

EXPLANATORY NOTE
     Idera Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed with the SEC on March 11, 2008, for the purpose of filing Exhibit 10.48 and amending and restating the Exhibit Index. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.
Exhibit Index

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 14, 2006	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

4.2	Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent.		S-2	October 10, 2003	333-109630

4.3	Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	August 29, 2003	000-27352

4.4	Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	March 29, 2006	001-31918

4.5	Amendment No. 3 to Rights Agreement dated January 16, 2007 between the Company and Mellon Investor Services, LLC, as rights agent		8-K	January 17, 2007	001-31918

10.1†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024

10.4††	1995 Director Stock Option Plan.		S-1	November 6, 1995	33-99024

10.5††	1995 Employee Stock Purchase Plan.		S-1	November 6, 1995	33-99024

10.6††	Amendment No. 1 to 1995 Employee Stock Purchase Plan.		10-Q	August 14, 2006	001-31918

10.7††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918

10.8††	Non-employee Director Compensation Program Effective January 1, 2008		10-K	March 11, 2008	001-31918

10.9†	Amendment No. 1 to License
	Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352

10.10††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.11†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

10.12	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352

10.13	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.14	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.15††	Letter Agreement dated May 17, 2007, Robert G. Andersen		10-Q	August 1, 2007	001-31918

10.16††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.17††	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.18††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352

10.19	Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630

10.20	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630

10.21	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630

10.22	Registration Rights Agreement, dated August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.		10-Q	November 12, 2004	001-31918

10.23	Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals, Inc.’s August 27, 2004 financing.		10-Q	November 12, 2004	001-31918

10.24	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.25	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.26	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.27	Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan		10-Q	August 1, 2007	001-31918

10.28†	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918

10.29†	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

10.30	Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.31††	Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 11, 2008	001-31918

10.32	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.33	Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918

10.34	Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918

10.35	Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918

10.36	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		10-Q	August 14, 2006	001-31918

10.37	Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918

10.38	Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918

10.39	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	November 13, 2006	001-31918

10.40	Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.41	Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.42	Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918

10.43†	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918

10.44	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

10.45*	License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-K	March 11, 2008	001-31918

10.46	Promissory Note dated June 12, 2007 made by Idera Pharmaceuticals, Inc. in favor of General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918

10.47	Master Security Agreement dated June 12, 2007 by and between Idera Pharmaceuticals, Inc. and General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918

10.48	Employment offer letter dated November 8, 2007 by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III	X

23.1	Consent of Independent Registered Public Accounting Firm.		10-K	March 11, 2008	001-31918

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K/A	Schedule	with SEC	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 11, 2008	001-31918

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 11, 2008	001-31918

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 11, 2008	001-31918

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 11, 2008	001-31918

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of December 2008.

Idera Pharmaceuticals, Inc.
By:	/s/ Sudhir Agrawal
Sudhir Agrawal
Chief Executive Officer