Form 10-K
period 2008-12-31
IDERA PHARMACEUTICALS, INC.
filed 2009-03-11
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $321,536,000 based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2008. As of February 26, 2009, the registrant had 23,422,525 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 16, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Our business strategy is to advance applications of our TLR-targeted drug candidates in multiple disease areas simultaneously. We are advancing some of these applications through internal programs, and we seek to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs.

Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. We are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. We also plan to conduct a clinical trial of IMO-2125 to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation.

As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. We refer to our TLR7 and TLR8 agonists as stabilized immune modulatory RNA , or SIMRA, compounds. We are evaluating the mechanism of action of our SIMRA compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.

In our autoimmune and inflammatory disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. We have selected IMO-3100 as a lead TLR antagonist drug candidate, and are currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. We have formed an Autoimmune Disease Scientific Advisory Board to assist us in the clinical development strategy for IMO-3100 and other antagonist candidates in autoimmune and inflammatory diseases.

Our cancer treatment research program is focused on potential applications of our TLR7 and/or TLR8 agonists. We are studying our TLR7 and TLR8 agonists in preclinical models of cancer and have observed antitumor activity as monotherapy and in combination with selected targeted agents.

We are also collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in additional disease areas. We are collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., Inc., or Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.

In December 2007, we entered into a worldwide licensing and collaboration agreement with Merck KGaA for the research, development and commercialization of our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the agreement, we exclusively licensed our clinical stage drug candidates IMO-2055, a TLR9 agonist, and IMO-2125, as well as other TLR9 agonists, for the treatment of cancer, excluding cancer vaccines. We continue to support Merck KGaA in its clinical development plan. At present, we are conducting on behalf of Merck KGaA a clinical trial of IMO-2055 in combination with Erbitux® and Camptosar® in patients with colorectal cancer, and a clinical trial of IMO-2055 in combination with Avastin® and Tarceva® in patients with non-small cell lung cancer. In February 2009, we achieved a milestone under our agreement with Merck KGaA upon the dosing of the first patient in the Erbitux/Camptosar clinical trial. Under the terms of the agreement, we are entitled to receive a payment of €3.0 million (approximately $3.8 million) from Merck KGaA in 2009.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop and commercialize therapeutic and prophylactic vaccine products containing our TLR7, 8 or 9 agonists in the fields of cancer, infectious diseases and Alzheimer’s disease. Under the agreement, we are engaged in a research collaboration to generate novel agonists targeting TLR7 and TLR8, which may incorporate both Merck & Co. and Idera chemistry, for use in Merck & Co.’s vaccines for cancer, infectious diseases and Alzheimer’s disease. In May 2008, we achieved a preclinical milestone under our collaboration with Merck & Co. involving one of our novel TLR9 agonists used as an adjuvant in cancer vaccines. In November 2008, Merck & Co. extended the research collaboration, which was originally for two years, for an additional year to December 2009.

In May 2005, we entered into a research collaboration and option agreement and a license, development, and commercialization agreement with Novartis to discover, develop, and potentially commercialize TLR9 agonists as potential treatments for asthma and allergies. In September 2008, we achieved a milestone under our Novartis collaboration, related to the initiation of a Phase 1 clinical trial by Novartis of QAX935, a novel agonist of TLR9.

Our Business Strategy

We believe that our drug candidates targeted to TLRs have broad potential applications in the treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and as vaccine adjuvants. To develop the potential of our discoveries in multiple areas simultaneously, we are advancing some of these applications through internal programs and seeking to advance other applications through collaborations with pharmaceutical companies.

We have entered into collaborative alliances for application of our technology in multiple therapeutic areas. We believe that our collaborations with Merck KGaA for cancer treatment excluding cancer vaccines, Merck & Co. for vaccine adjuvants, and Novartis for treatment of asthma and allergies provide the necessary resources and expertise to advance these programs. These collaborations have also brought us up-front payments and milestone payments that have helped to finance our internal research and development programs. These collaborations could also result in us receiving additional payments if agreed upon milestones are achieved. We may also receive royalties if any commercial products result from our collaborations.

As our clinical evaluation of IMO-2125 advances in chronic HCV infection, our development of IMO-3100 continues in anticipation of an IND submission, and our preclinical programs move forward in infectious diseases, autoimmune and inflammatory diseases, and cancer, we may continue to seek additional collaborations. In considering any future collaborations, we will assess the resources and expertise a potential collaborator may bring to the development and commercialization of our drug candidates.

We plan to stay at the forefront of TLR-based research and discovery by applying our chemistry-based approach to create and develop novel and proprietary DNA- and RNA-based compounds targeted to TLRs. We use these compounds, which are synthetic chemical compounds, to populate our expanding research and development programs and to support our collaborations.

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

In contrast to the innate immune system, the adaptive immune system provides a pathogen-specific response to a pathogenic infection. The adaptive immune system does this through the recognition by certain immune cells of specific proteins, called antigens, which are part of the pathogen or abnormal cell. This process is initiated through signals produced by the innate immune system. Upon recognition of a foreign antigen, which could come from pathogens or from cancer cells, the adaptive immune system produces antibodies and antigen-specific immune cells that specifically detect and destroy cells that contain the antigen. This response is referred to as an antigen-specific immune response. An antigen-specific immune response normally takes several weeks to develop the first time. However, once developed, the adaptive immune system “remembers” the antigen. In this manner, if the pathogen again infects the body, the presence of the memory immunity will allow the adaptive immune system to respond again, this time in a matter of days.

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

TLR9 Agonists

Our most advanced programs are based on drug candidates that are agonists of TLR9. These candidates mimic bacterial DNA and induce immune responses through TLR9 that may be applicable to the treatment of infectious diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. We have created our TLR9 agonist candidates to activate specific cells of the immune system to produce cytokines and other proteins. These activated cells and the cytokines and other proteins they produce lead to stimulation of both the innate and the adaptive components of the immune system. Furthermore, in preclinical cell culture and animal model studies, we have determined that the immunological activity of our TLR9 agonists can be changed by modifying the structure. Our ability to change immunological activity by modifying the chemical structure allows us to create a growing portfolio of TLR9 agonist drug candidates that are potentially useful for treating or preventing different diseases.

TLR7 and TLR8 Agonists

We are designing and creating novel synthetic RNA-based compounds that are agonists of TLR7 and/or TLR8. These RNA-based compounds are designed to mimic viral RNA. In preclinical studies in cell culture and animal models, these TLR7 and/or TLR8 agonists induced immune responses that we believe may be applicable to the treatment of cancer and infectious diseases and as vaccine adjuvants. We are studying our TLR7 and TLR8 agonists in preclinical models of cancer and have observed antitumor activity as monotherapy and in combination with selected targeted agents.

TLR7 and TLR9 Antagonists

We are creating novel classes of drug candidates that are designed to be antagonists of TLR7 and TLR9. Recent preclinical studies from independent researchers have suggested TLR7 and TLR9 may play a role in certain autoimmune and inflammatory diseases. In cell-based experiments and animal models, our antagonists have blocked immune stimulation in the presence of specific agonists of TLR9 and specific agonists of TLR7. We have evaluated some of our antagonist drug candidates in preclinical mouse models of human autoimmune and inflammatory diseases including lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. In these models, treatment with our antagonist drug candidates was associated with improvement in a number of disease parameters.

Research and Development Programs

We and our collaborators are engaged in the evaluation of TLR-targeted drug candidates in multiple therapeutic areas. The following table summarizes the disease areas and the development status for our programs.

INTERNAL RESEARCH AND DEVELOPMENT PROGRAMS

Disease Area	Drug candidate(s)	Development Status

Infectious Diseases
Chronic Hepatitis C	IMO-2125 (TLR9 agonist)	Phase 1 Clinical Trial
Viral Diseases	TLR7, 8 and 9 agonists	Research
Autoimmune and Inflammatory Diseases
Lupus, Rheumatoid Arthritis, Multiple Sclerosis, Psoriasis, Colitis	IMO-3100 (dual TLR7/TLR9 antagonist)	Preclinical Development
Oncology
Solid Tumor Cancers	TLR7, TLR8 agonists	Research

COLLABORATIVE ALLIANCES

Disease Area	Drug candidate(s)	Development Status

Oncology: TLR9 agonists in collaboration with Merck KGaA
Renal Cell Carcinoma	IMO-2055	Phase 2 Stage A Clinical Trial
Non-small Cell Lung Cancer	IMO-2055 in combination with	Phase 1b Clinical Trial
Tarceva® and Avastin®
Colorectal Cancer	IMO-2055 in combination with	Phase 1b Clinical Trial
Erbitux® and Camptosar®
Vaccine Adjuvants: TLR7, 8, 9 agonists in collaboration with Merck & Co.
Cancer	TLR7, 8 and 9 agonists	Research
Infectious Disease	TLR7, 8 and 9 agonists	Research
Alzheimer’s Disease	TLR7, 8 and 9 agonists	Research
Respiratory Diseases: TLR9 agonists in collaboration with Novartis
Asthma, Allergies	QAX935 (IMO-2134)	Phase 1 Clinical Trial

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

Our most advanced application of TLR-targeted drug candidates in infectious diseases involves DNA-based compounds that mimic bacterial DNA and are recognized as agonists of TLR9. Certain TLR9 agonists induce high levels of interferon-alpha in preclinical models. Recombinant interferon products currently are components of the standard of care for viral infectious diseases such as chronic HCV infection.

Hepatitis C — IMO-2125.  Currently, the standard of care treatment for chronic HCV infection is based on therapies that include a single recombinant interferon protein. We and others have shown in preclinical studies that TLR9 agonists induce many proteins, including natural interferon proteins and other proteins with antiviral activity. The induction of natural interferon and other antiviral proteins through TLR9 leads us to believe that TLR9 agonists may provide advantages over recombinant interferon for the treatment of chronic HCV infection because the induced proteins may act in concert to produce a broader or stronger antiviral effect.

We have selected IMO-2125, a synthetic DNA-based TLR9 agonist, as our lead candidate for the treatment of infectious diseases. In preclinical models, including cultures of human immune cells and in nonhuman primates, IMO-2125 was shown to induce high levels of natural interferon and other antiviral proteins. The proteins induced by IMO-2125 in human immune cell cultures and in plasma from non-human primates dosed with IMO-2125 showed potent activity for inhibiting HCV RNA production in cell-based assays.

In May 2007, we submitted an IND for IMO-2125 to the FDA, and in September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy. We are currently recruiting patients and plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation.

In this trial, we are enrolling the first five patients per cohort sequentially and allowing each patient to complete at least two weekly injections prior to enrollment of the next patient. Following a safety review of these first five patients in each cohort, the remaining patients of the cohort are enrolled. Due to this enrollment procedure, completion of each cohort has taken longer than anticipated. Currently, we are recruiting patients into the third cohort of the trial. We currently expect interim results from this trial will be available late in 2009.

In addition to the on-going Phase 1 clinical trial of IMO-2125 in HCV patients who have not responded to standard of care therapy, we plan to conduct a clinical trial to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will be designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation.

We have formed a Hepatitis C Clinical Advisory Board to advise us on the clinical development of IMO-2125 for the treatment of chronic HCV infection. Members of our Hepatitis C Clinical Advisory Board include leading hepatologists from Europe and the United States.

Viral Diseases.  In addition to our TLR9 agonists such as IMO-2125, we have identified synthetic RNA-based compounds that mimic viral RNA and are recognized by TLR7 and/or TLR8. We have discovered structural approaches that stabilize these compounds, which we call SIMRA compounds. We have presented immunological activity profiles from preclinical studies in human cell-based assays and in vivo in non-human primates in which our TLR7 and/or TLR8 agonist compounds induced immune responses that might be applicable to the treatment of viral infectious diseases.

Autoimmune and Inflammatory Diseases

Systemic lupus erythematosus, or lupus, and rheumatoid arthritis are examples of chronic autoimmune diseases in which the immune system attacks the cells and tissues of the body and causes inflammation and tissue damage. Current therapies include corticosteroids and anti-malarial drugs such as chloroquine. In autoimmune diseases such as lupus and rheumatoid arthritis, the immune system forms antibodies to a molecule that is an appropriate part of the body, also known as a self-antigen. An immune complex is then formed between the self-antigen and the antibody to the self-antigen. Independent researchers have reported that TLR7 and TLR9 may recognize these immune complexes and induce further immune responses to them.

We have identified DNA-based compounds that in preclinical studies have acted as antagonists of TLR7 and TLR9. In studies conducted in mouse models, these antagonists inhibited immune responses mediated through TLR7 and TLR9. We believe that such antagonists may have application in the treatment of autoimmune and inflammatory diseases because they may inhibit TLR7 or TLR9 mediated responses to the immune complex and thereby interfere with the progression of disease symptoms.

We have conducted evaluations of these compounds in various preclinical studies, including in strains of mice that are genetically predisposed to develop autoimmune disease similar to the human autoimmune disease lupus, in a mouse model of rheumatoid arthritis, in a mouse model of multiple sclerosis, in mouse models of psoriasis, in a mouse model of colitis, and in a mouse model of pulmonary inflammation. Data from each of these evaluations showed improvement in a number of disease parameters.

In June 2008, we formed an Autoimmune Disease Scientific Advisory Board with leading researchers in the field of autoimmune diseases to assist us with determining a clinical development strategy for our antagonist candidates. In August 2008, we selected IMO-3100 as a lead antagonist drug candidate and initiated preclinical development studies in anticipation of submitting an IND by the end of 2009.

Oncology

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

We have identified synthetic SIMRA compounds that mimic viral RNA and are recognized by TLR7 and/or TLR8. We have reported data from preclinical studies in human cell-based assays and in vivo in non-human primates in which SIMRA compounds induced immune responses. In the reported data, the agonistic activity for TLR7 and TLR8 was dependent on the chemical composition of the SIMRA compounds. We are studying our TLR7 and TLR8 agonists in preclinical models of cancer and have observed antitumor activity as monotherapy and in combination with selected targeted agents. In 2008, we presented data at several scientific conferences on our TLR7 and TLR8 agonists.

We and other researchers have published and presented extensive data on our DNA-based agonists of TLR9 in mouse models of cancer. We have shown in these mouse models that our TLR9 agonists induced an immune response that resulted in antitumor activity. The cascade of immune responses initiated by TLR9 agonists in these studies in mouse models also activated the adaptive immune system and enhanced the recognition of antigens unique to the tumor, which are referred to as tumor-associated antigens.

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

Collaborative Alliances

Oncology — Merck KGaA

We selected IMO-2055, a synthetic DNA-based TLR9 agonist, as a lead candidate for the treatment of cancer. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines.

Under our agreement with Merck KGaA, Merck KGaA will determine how to proceed with further clinical development of IMO-2055 in the treatment of cancer. At present, we are conducting on behalf of Merck KGaA a clinical trial of IMO-2055 in combination with Avastin and Tarceva in patients with non-small cell lung cancer, and a clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer.

Non-small Cell Lung Cancer Avastin and Tarceva Combination Phase 1b Clinical Trial.  In December 2007, we initiated a Phase 1b trial of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. The trial is designed to assess the safety of IMO-2055 in combination with standard dosages and schedules of Tarceva and Avastin and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 trial. IMO-2055 is administered subcutaneously once a week, with each patient continuing to receive therapy until disease progression as determined by Response Evaluation Criteria in Solid Tumors, or RECIST, or another protocol-specified stopping criterion is met. The initial three planned dose levels of IMO-2055 were well tolerated, and patients currently are being recruited at a fourth dose level for the trial, which was designed with a target enrollment of up to 40 patients.

Colorectal Cancer Erbitux and Camptosar Combination Phase 1b Clinical Trial.  In February 2009, we began dosing the first patient in a Phase 1b clinical trial of IMO-2055 in combination with Erbitux, a recombinant, humanized antibody to epidermal growth factor receptor, and Camptosar, a cytotoxic, chemotherapeutic agent that inhibits topoisomerase I function, in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. The trial is designed to assess the safety of the IMO-2055, Erbitux, and Camptosar combination and to determine the recommended dosage of IMO-2055 for potential use in a subsequent Phase 2 clinical trial. Three dose levels of IMO-2055 are being investigated with standard dosages and schedules of Erbitux and Camptosar. IMO-2055 is administered subcutaneously once a week, with each patient continuing to receive therapy until disease progression as determined by RECIST or another protocol-specified stopping criterion is met. Patients currently are being recruited for the trial, which was designed with a target enrollment of up to 50 patients. We achieved a milestone under our agreement with Merck KGaA upon the dosing of the first patient in the Erbitux/Camptosar clinical trial.

Under our agreement with Merck KGaA, we have agreed with Merck KGaA that we will conduct, on its behalf, the on-going Phase 1b non-small cell lung cancer clinical trial and the on-going Phase 1b colorectal cancer clinical trial. We may initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055. Merck KGaA has agreed to reimburse us for costs associated with the two Phase 1b clinical trials incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective, and with any additional clinical trials that we may initiate and conduct.

We reported preliminary data from a Phase 2 Stage A clinical trial of IMO-2055 monotherapy in renal cell carcinoma in October 2008. The study contained four arms, comprised of treatment-naïve and second-line patients randomly assigned to receive IMO-2055 subcutaneously at either 0.16 mg/kg/week or 0.64 mg/kg/week. The primary objective of tumor response based on RECIST was not achieved in the study. Median progression-free survival for each of the four arms of the study was 2 months, 3 months, 4 months, and 4 months. IMO-2055 treatment was generally well-tolerated with good dose intensity in all arms of the study. We intend to present data from this clinical trial at a scientific conference in the second half of 2009.

Prior to entering our collaboration with Merck KGaA, we conducted three previous Phase 1 clinical trials of IMO-2055. These studies included a rising dose trial in healthy volunteers, a rising dose trial in advanced cancer patients, and a combination trial of IMO-2055 with gemcitabine and carboplatin in advanced cancer patients.

Vaccine Adjuvants — Merck & Co.

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

We have entered into a research collaboration with Merck & Co. and have granted Merck & Co. an exclusive license to develop and commercialize our TLR7, 8, and 9 agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck & Co. for cancer, infectious diseases, and Alzheimer’s disease. Merck & Co. is conducting preclinical studies to evaluate use of our TLR7, 8, and 9 agonists as vaccine adjuvants. In May 2008, we achieved a preclinical milestone under our collaboration with Merck & Co. involving one of our novel TLR9 agonists used as an adjuvant in cancer vaccines. In November 2008, Merck & Co. extended this research collaboration, which was originally for two years, for an additional year to December 2009.

Asthma and Allergies — Novartis

Asthma and allergy conditions are characterized by an imbalance of the immune system. Currently approved agents for the treatment of asthma and allergy conditions, including steroids and antibodies, are generally designed to suppress symptoms of asthmatic or allergic response. TLR9 agonists, on the other hand, are designed to induce immune responses that could be useful in restoring immune system balance. In preclinical studies conducted by us and our collaborators, our TLR9 agonists have shown improvements in multiple indices of allergic conditions. For example, we have presented data from mouse models of allergy that show our TLR9 agonists restored the balance of immunological activity, produced a higher ratio of specific versus non-specific antibodies, reduced the number of pulmonary immune cells that produce allergic inflammation, and improved lung function.

We have entered into a research collaboration and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, optimize, develop, and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. In September 2008, we achieved a milestone under our Novartis collaboration, related to the initiation of a Phase 1 clinical trial by Novartis of QAX935, a novel agonist of TLR9.

Collaborative Alliances

An important part of our business strategy is to enter into research and development collaborations, licensing agreements, and other strategic alliances with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential development and commercialization of drugs based on our technology.

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

In February 2009, we amended the license agreement with Merck KGaA so that we could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck has filed an IND application with the FDA and assumes sponsorship of these trials. Under the amendment, Merck KGaA has agreed to reimburse us for costs associated with any additional trials that we may initiate and conduct.

Merck & Co., Inc.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, we granted Merck & Co. worldwide exclusive rights to a number of our TLR7, 8, and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit to the number of vaccines to which Merck & Co. can apply our agonists within these fields. We also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, which collaboration may be extended by Merck & Co. for two additional one-year periods. In November 2008, Merck & Co. extended this research collaboration for an additional one-year period to December 2009. Under the terms of the agreement:

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

Merck & Co. may terminate the collaborative alliance without cause upon 180 days written notice to us during the research term and upon 90 days written notice to us after the research term has ended. Either party may terminate the collaborative alliance upon the other party’s filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or for a material breach if such breach is not cured within 60 days after delivery of written notice.

Novartis International Pharmaceutical, Ltd.

In May 2005, we entered into a research, collaboration, and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. In addition, Novartis may expand the collaboration, if specified conditions are satisfied, to include additional disease areas, excluding oncology and infectious diseases.

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

We and Novartis initially agreed that the term of the research and collaboration phase would be two years commencing in May 2005. In 2007, Novartis extended our research collaboration by an additional year to May 2008. In connection with this extension, Novartis paid us an additional license fee of $1.0 million. In March 2008, the term of the research collaboration was further extended until December 31, 2008 in order to allow for QAX935, a novel TLR9 agonist, to be advanced into clinical trials prior to the end of the research and collaboration phase. Our research obligations under the agreement ended in the third quarter of 2008.

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

Antisense Technology

We have been a pioneer in the development of antisense technology. We are using our antisense expertise and technology to validate potential targets in the TLR signaling pathway, which may assist us in identifying drug candidates. We also believe that our antisense technology may be useful to pharmaceutical and biotechnology companies that are seeking to develop drug candidates that down-regulate gene targets discovered by, or proprietary to, such companies. Antisense drug candidates are designed to bind to RNA targets through hybridization, and decrease production of the specific protein encoded by the target RNA. We believe that drugs based on antisense technology may be more effective and cause fewer side effects than conventional drugs in applications with well-defined RNA targets because antisense drugs are designed to intervene in a highly specific fashion in the production of proteins, rather than after the proteins are made.

Currently, we are a party to four collaboration and license agreements involving the use of our antisense technology and specified indications. These agreements include a license agreement with Isis Pharmaceuticals, Inc., or Isis, involving intellectual property for antisense chemistry and delivery.

Under the agreement with Isis, we granted Isis a license, with the right to sublicense, to our antisense chemistry and delivery patents and patent applications; and we retained the right to use these patents and applications in our own drug discovery and development efforts and in collaborations with third parties. Isis paid us an initial licensing fee and is required to pay us a portion of specified sublicense income it receives from some types of sublicenses of our patents and patent applications. Also under the agreement, we licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. We also paid an initial licensing fee for this license and are obligated to pay Isis a maintenance fee and royalties. We have the right to use these patents and patent applications in our drug discovery and development efforts and in some types of third-party collaborations. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. We may terminate at any time the sublicense by Isis to us of the patents and patent applications.

We are also a party to three other license agreements involving the license of our antisense patents and patent applications for specific gene targets under which we typically are entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. These agreements typically expire upon the later of the last to expire of the licensed patents or a specified number of years after the first commercial sale of a licensed product. These agreements may be terminated by either party for a material breach, and our collaborators may terminate these agreements at any time for convenience, with written notice.

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

Academic and Research Collaborations

We have entered into research collaborations with scientists at leading academic research institutions. These research collaborations allow us to augment our internal research capabilities and obtain access to specialized knowledge and expertise.

In general, our collaborative research agreements may require us to supply certain of our compounds and/or pay various amounts to support the research. Under these research agreements, if a collaborator, solely or jointly with us, creates any invention, we may own exclusively such invention or have an option to negotiate an exclusive, worldwide, royalty-bearing license to such invention. Inventions developed solely by our scientists in connection with research collaborations are owned exclusively by us. These collaborative agreements are non-exclusive and may be cancelled with limited notice.

Research and Development Expenses

For the years ended December 31, 2008, 2007 and 2006, we spent approximately $16.2 million, $13.2 million and $12.7 million, respectively, on research and development activities. In 2008, Merck KGaA sponsored approximately $1.4 million of our research and development activities. In 2008 and 2007, Merck & Co. sponsored approximately $1.5 million and $1.1 million, respectively, of our research and development activities. Our collaborators sponsored only a nominal portion of our research and development activities in 2006.

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

As of February 27, 2009, we owned 61 U.S. patents and U.S. patent applications and 204 corresponding worldwide patents and patent applications for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use for our immune modulatory compounds, including IMO-2055, IMO-2125, and IMO-3100.

To date, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2026.

In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of February 27, 2009, our antisense patent portfolio included 107 U.S. patents and patent applications and 110 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These patents expire at various dates ranging from 2014 to 2022.

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

In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, granted significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, as well as other civil and criminal penalties.

The steps required before a product may be approved for marketing in the U.S. generally include:

•	nonclinical laboratory tests and animal tests under the FDA’s good laboratory practices, or GLP, regulations;

•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with the FDA’s regulations on current good manufacturing practices, or cGMPs; and

•	the submission to the FDA of a new drug application, or NDA, or a biologic license application, or BLA.

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

•	In Phase 1, the initial introduction of the drug into human subjects, the drug is usually tested for safety or adverse effects, dosage tolerance, pharmacokinetics, and pharmacologic action; Phase 1b usually involves patients diagnosed with the disease or condition for which the study drug is intended and includes assessments compatible with the proposed mechanism of action;

•	Phase 2 usually involves controlled trials in a limited patient population to:

•	evaluate preliminarily the efficacy of the drug for a specific, targeted condition,

•	determine dosage tolerance and appropriate dosage for further trials, and

•	identify possible adverse effects and safety risks.

•	Phase 3 trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population with considerations of statistical design and power.

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

The results of the nonclinical and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of an NDA or BLA for review and potential approval prior to the marketing and commercial shipment of the product. The FDA reviews an NDA to determine, among other things, whether a product and proposed labeling is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity, and potency. In most cases, the NDA or BLA must be accompanied by a substantial user fee. The FDA also will inspect the manufacturing facility used to produce the product for compliance with cGMP regulations. The FDA may deny an NDA or BLA if all applicable regulatory criteria are not satisfied or may require additional clinical, toxicology or manufacturing data. Even after an NDA or BLA results in approval to market a product, the FDA may limit the indications or place other limitations that restrict the commercial application of the product. The FDA may issue a not approvable response to any NDA or BLA we or our collaborators may submit for a variety of reasons, including insufficient evidence of safety and/or efficacy or inadequate manufacturing procedures.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our drug candidates. We currently rely and expect to continue to rely on other companies for the manufacture of our drug candidates for preclinical and clinical development. We currently source our bulk drug manufacturing requirements from one contract manufacturer through the issuance of purchase orders on an as-needed basis. We depend and will continue to depend on our contract manufacturers to manufacture our drug candidates in accordance with cGMP regulations for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale. Contract manufacturers are subject to extensive governmental regulation.

Under our collaborative agreements with Merck KGaA, Merck & Co., and Novartis, our collaborators are responsible for manufacturing the drug candidates.

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of infectious diseases, autoimmune and inflammatory diseases, cancer and asthma and allergies, and as vaccine adjuvants. For all of the disease areas in which we are developing potential therapies, we face competition from other companies developing products involving TLR targeted compounds as well as non-TLR targeted therapies. Some of these non-TLR targeted therapies have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed therapies have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such therapies by the medical community, patients, and third-party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as our drug candidates, potentially less attractive, from a cost perspective, to buyers.

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

•	In infectious diseases, Dynavax Technologies Corporation has an on-going Phase 1 clinical trial with a TLR9 agonist, SD-101, for hepatitis C treatment. Anadys Pharmaceutical, Inc., has an on-going Phase 1 clinical trial with ANA733, a TLR7 agonist prodrug, for hepatitis C treatment.

•	In autoimmune diseases, Pfizer, Inc., has completed a Phase 1 clinical trial in healthy volunteers with a TLR antagonist, CPG 52364, for the treatment of lupus, and Dynavax Technologies Corporation with its collaborator, GlaxoSmithKline, is developing autoimmune and inflammatory disease therapeutics with their lead TLR inhibitor, DV1079.

•	In cancer, Pfizer, Inc., has multiple clinical trials on-going with its TLR9 agonist PF-3512676. In June 2007, Coley Pharmaceutical Group, which has since been acquired by Pfizer, Inc., discontinued certain clinical trials for PF-3512676 in combination with selected cytotoxic agents in lung cancer. Anadys Pharmaceutical, Inc., has announced that is has initiated a Phase 1 clinical trial in solid tumors for its TLR7 agonist prodrug ANA773. VentiRx Pharmaceuticals recently announced commencement of a Phase 1 clinical trial of VTX-2337, a TLR8 agonist for the treatment of cancer.

•	In asthma and allergies, Dynavax Technologies Corporation in collaboration with AstraZeneca Pharmaceuticals plc, is conducting preclinical studies of AZD1419, a TLR9 agonist for the treatment of asthma and COPD. Pfizer, Inc., in collaboration with sanofi-aventis Groupe has an ongoing Phase 1 clinical trial in asthma and allergic rhinitis with TLR9 agonist AVE-0675. Cytos Biotechnology has reported results from two Phase 2 clinical trials of its QbG10 technology platform, which includes TLR9 agonists in viral-like particles, in allergic rhinitis and has announced plans to initiate additional Phase 2b trials.

•	Merck & Co.’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

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

Employees

As of February 27, 2009, we employed 37 individuals full-time. Of our 37 employees, 24 are engaged in research and development and 20 hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

We have incurred losses in every year since our inception, except for 2002 and 2008 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2008, we had an accumulated deficit of $341.2 million. We have incurred losses of $81.0 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing and sales capabilities. We believe that, based on our current operating plan, our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations at least through December 31, 2010.

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

Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs or possibly relinquish rights to portions of our technology, drug candidates and/or products. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the success of our lead drug candidate for infectious diseases, IMO-2125, and our collaborative alliances. If we or our collaborators are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.

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

The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon ®, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. Dynavax Technologies Corporation also announced in May 2008 discontinuation of the clinical development program for TOLAMBA ®, which comprises a TLR9 agonist covalently attached to ragweed antigen.

There are to date few data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in preclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing, or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:

•	regulators or Institutional Review Boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	nonclinical or clinical data may not be readily interpreted, which may lead to delays and/or misinterpretation;

•	our nonclinical tests, including toxicology studies, or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical testing or clinical trials or we may abandon projects that we expect may not be promising;

•	the rate of enrollment or retention of patients in our clinical trials may be lower than we expect;

•	we might have to suspend or terminate our clinical trials if the participating patients experience serious adverse events or undesirable side effects or are exposed to unacceptable health risks;

•	regulators or Institutional Review Boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements and any issues identified through inspections of manufacturing or clinical trial operations or clinical trial sites;

•	regulators may hold or suspend our clinical trials while collecting supplemental information on, or clarification of, our clinical trials or other clinical trials, including trials conducted in other countries or trials conducted by other companies;

•	we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such debarred persons, even if inadvertent, may result in delays in the FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s);

•	the cost of our clinical trials may be greater than we currently anticipate; and

•	our products may not cause the desired effects or may cause undesirable side effects or our products may have other unexpected characteristics.

As an example, in 1997, after reviewing the results from the clinical trial of GEM91, a first generation antisense compound and our lead drug candidate at the time, we determined not to continue the development of GEM91 and suspended clinical trials of this drug candidate.

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 clinical trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies, Sutent ® and Nexavar ®, developed by other companies for treatment of the same patient populations. In addition, in our Phase I clinical trial of IMO-2125 in patients with chronic HCV infection, due to the enrollment procedure, completion of each cohort has taken longer than anticipated. Patient accrual is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the study;

•	the nature of the study, including the pattern of patient enrollment;

•	the existence of competitive clinical trials; and

•	the availability of alternative treatments.

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

Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In 2007, we commenced a Phase 1b clinical trial of IMO-2055 in oncology, and we commenced a Phase 1 clinical trial of IMO-2125 for chronic HCV infection. In 2008, our collaborator Novartis commenced a Phase 1 clinical trial of QAX935, and in 2009 we commenced a second Phase 1b clinical trial of IMO-2055 under our collaboration with Merck KGaA. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, Dynavax Technologies announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. Dynavax Technologies also announced in May 2008 discontinuation of the clinical development program for TOLAMBA, which comprises a TLR9 agonist covalently attached to a ragweed antigen. In addition, Pfizer, Inc. and Anadys Pharmaceuticals, Inc. each have performed early clinical trials of TLR-targeted compounds for the treatment of chronic HCV infection, and both programs have been discontinued. We cannot be certain whether such discontinuations will negatively impact the perception of our TLR technology.

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

The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved drugs developed by other companies, Sutent and Nexavar for use in renal cell cancer, which is the indication for which we are evaluating IMO-2055 monotherapy in our Phase 2 clinical trial. Pfizer, Inc., is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax

Technologies Corporation has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies Corporation have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.

Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals, and drug manufacturing and marketing.

We anticipate that the competition with our products and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our products and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials, and approval processes and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales.

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

All of the drug candidates that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2125 as part of our internal programs and IMO-2055 on behalf of Merck KGaA.

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

Any regulatory approval of a product may contain limitations on the indicated uses for which the product may be marketed or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any product for which we obtain marketing approval, along with the facilities at which the product is manufactured, any post-approval clinical data, and any advertising and promotional activities for the product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies.

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

Risks Relating to Collaborators

We need to establish additional collaborative alliances in order to succeed.

If we do not reach agreements with additional collaborators in the future, we may fail to meet our business objectives. We believe collaborations can provide us with expertise and resources. If we cannot enter into additional collaboration agreements, we may not be able to obtain the expertise and resources necessary to achieve our business objectives. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaborations are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we establish, if any, may not be favorable to us.

The failure of these collaborative alliances could delay our drug development or impair commercialization of our products and could materially harm our business and might accelerate our need for additional capital.

Any collaboration that we enter into may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Possible future collaborations have risks, including the following:

•	disputes may arise in the future with respect to the ownership of rights to technology developed with future collaborators;

•	disagreements with future collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	future collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	future collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	future collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	future collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if future collaborators decrease or fail to increase spending relating to such products;

•	future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	future collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful.

Our existing collaborations and any collaborations we enter into in the future may not be successful.

An important element of our business strategy includes entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. In May 2005, we entered into a collaboration with Novartis to discover, develop and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. The failure of these collaborations or any others we enter into in the future could delay our drug development or impair commercialization of our products and could materially harm our business and might accelerate our need for additional capital.

The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations have risks, including the following:

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

Our patent positions, and those of other drug discovery companies, are generally uncertain and involve complex legal, scientific, and factual questions. Our ability to develop and commercialize drugs depends in significant part on our ability to:

•	obtain patents;

•	obtain licenses to the proprietary rights of others on commercially reasonable terms;

•	operate without infringing upon the proprietary rights of others;

•	prevent others from infringing on our proprietary rights; and

•	protect trade secrets.

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent.

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

Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs. However in the field of antisense technology we are party to six royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us.

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

We currently rely upon third parties to produce material for nonclinical, preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our products. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long term supply contracts and rely on only one contract manufacturer.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us;

•	the potential that third-party manufacturers will develop know-how owned by such third party in connection with the production of our products that is necessary for the manufacture of our products; and

•	reliance upon third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We have contracted with contract research organizations to manage our current Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.

If we are unable to obtain adequate reimbursement from third-party payors for any products that we may develop or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Most patients rely on Medicare, Medicaid, private health insurers, and other third-party payors to pay for their medical needs, including any drugs we may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug and Modernization Act of 2003. While the program established by this statute may increase demand for our products, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic drugs. We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products. Regardless of merit or eventual outcome, liability claims and product recalls may result in:

•	decreased demand for our drug candidates and products;

•	damage to our reputation;

•	regulatory investigations that could require costly recalls or product modifications;

•	withdrawal of clinical trial participants;

•	costs to defend related litigation;

•	substantial monetary awards to clinical trial participants or patients, including awards that substantially exceed our product liability insurance, which we would then have to pay using other sources, if available, and would damage our ability to obtain liability insurance at reasonable costs, or at all, in the future;

•	loss of revenue;

•	the diversion of management’s attention away from managing our business; and

•	the inability to commercialize any products that we may develop.

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

Our stock price has been volatile. During the period from January 1, 2007 to March 9, 2009, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $4.66 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past year, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We lease approximately 26,000 square feet of laboratory and office space located in Cambridge, Massachusetts. The lease expires on May 31, 2014 and we have specified rights to sublease this facility and a five-year renewal option.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Idera Pharmaceuticals

The following table sets forth the names, ages and positions of our executive officers as of March 1, 2009:

Name	Age	Position

Sudhir Agrawal, D. Phil	55	President, Chief Executive Officer, Chief Scientific Officer and Director
Louis J. Arcudi, III	48	Chief Financial Officer, Treasurer and Secretary
Alice S. Bexon, MBChB	39	Vice President of Clinical Development
Timothy M. Sullivan, Ph.D	54	Vice President of Development Programs

Sudhir Agrawal, D. Phil., is our President, Chief Executive Officer and Chief Scientific Officer. He joined us in 1990 and has served as our Chief Scientific Officer since January 1993, our Senior Vice President of Discovery since March 1994, our President from February 2000 to October 2005 and since September 2008, a director since March 1993 and our Chief Executive Officer since August 2004. Prior to his appointment as Chief Scientific Officer, he served as our Principal Research Scientist from February 1990 to January 1993 and as our Vice President of Discovery from December 1991 to January 1993. He served as Acting Chief Executive Officer from February 2000 until September 2001. Prior to joining us, Dr. Agrawal served as a Foundation Scholar at the Worcester Foundation for Experimental Biology from 1987 through 1991 and at the Medical Research Council’s Laboratory of Molecular Biology in Cambridge, England from 1985 to 1986. Dr. Agrawal received a D. Phil. in chemistry in 1980 from Allahabad University in India. He has authored more than 290 research papers and reviews. He is a member of the editorial board of several scientific journals. Dr. Agrawal is co-author of more than 400 patents and patent applications worldwide.

Louis J. Arcudi, III is our Chief Financial Officer, Treasurer and Secretary.  He joined us in December 2007. Prior to joining us, Mr. Arcudi served as Vice President of Finance and Administration and Treasurer for Peptimmune, Inc., a biotechnology company, from 2003 to 2007. From 2000 to 2003 Mr. Arcudi was Senior Director of Finance and Administration at Genzyme Molecular Oncology Corporation, a division of Genzyme Corporation, a biotechnology company. He was Director of Finance Business Planning and Operations International at Genzyme Corporation from 1998 to 2000. Prior to joining Genzyme, he held finance positions with increasing levels of responsibility at Cognex Corporation, a supplier of machine vision systems, Millipore Corporation, a provider of technologies, tools and services for bioscience, research and biopharmaceutical manufacturing, and General Motors Corporation, an automobile manufacturer. Mr. Arcudi received a M.B.A. from Bryant College and a B.S. in accounting and information systems from the University of Southern New Hampshire.

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

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol “IDRA” since December 10, 2007. Prior to December 10, 2007, our common stock was listed on the American Stock Exchange under the symbol “IDP.”

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the NASDAQ Global Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2007
First Quarter	$9.50	$5.22
Second Quarter	9.95	6.25
Third Quarter	9.22	6.21
Fourth Quarter	13.10	8.86
2008
First Quarter	$13.60	$7.65
Second Quarter	15.60	9.88
Third Quarter	15.40	10.90
Fourth Quarter	14.50	5.59

As of February 27, 2009, we had approximately 240 common stockholders of record.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Alliance revenue	$26,376	$7,981	$2,421	$2,467	$942

Operating expenses:
Research and development	16,152	13,195	12,705	11,170	8,249
General and administrative	9,724	9,513	6,276	5,120	5,616

Total operating expenses	25,876	22,708	18,981	16,290	13,865

Income (loss) from operations	500	(14,727)	(16,560)	(13,823)	(12,923)
Other income (expense):
Investment income, net	1,344	1,668	505	369	217
Interest expense	(92)	(149)	(425)	(252)	(29)
Foreign currency exchange loss	(267)	—	—	—	—

Income (loss) before income taxes	1,485	(13,208)	(16,480)	(13,706)	(12,735)
Income tax benefit (provision)	24	—	(45)	—	—

Net income (loss)	1,509	(13,208)	(16,525)	(13,706)	(12,735)
Accretion of preferred stock dividends	—	—	—	—	(2,676)

Net income (loss) applicable to common stockholders	$1,509	$(13,208)	$(16,525)	$(13,706)	$(15,411)

Basic net income (loss) per share	$0.07	$(0.62)	$(0.99)	$(0.99)	$(1.03)
Accretion of preferred stock	—	—	—	—	(0.22)

Net income (loss) per share applicable to common stockholders	$0.07	$(0.62)	$(0.99)	$(0.99)	$(1.25)

Diluted net income (loss) per share	$0.06	$(0.62)	$(0.99)	$(0.99)	$(1.03)
Accretion of preferred stock dividends	—	—	—	—	(0.22)

Net income (loss) per share applicable to common stockholders	$0.06	$(0.62)	$(0.99)	$(0.99)	$(1.25)

Shares used in computing basic net income (loss) per common share(1)	22,655	21,221	16,625	13,886	12,364

Shares used in computing diluted net income (loss) per common share(1)	25,331	21,221	16,625	13,886	12,364

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,606	$23,743	$38,187	$8,376	$14,413
Working capital	32,099	15,908	30,984	4,998	13,181
Total assets	59,400	27,714	40,541	9,989	15,391
Capital lease obligations	49	70	10	17	—
Note payable	—	1,143	—	—	—
4% convertible subordinated notes payable	—	—	5,033	5,033	—
Accumulated deficit	(341,225)	(342,734)	(329,526)	(313,000)	(299,294)
Total stockholders’ equity (deficit)	22,167	7,719	12,237	(335)	12,769

(1)	Computed on the basis described in Note 13 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Our business strategy is to advance applications of our TLR-targeted drug candidates in multiple disease areas simultaneously. We are advancing some of these applications through internal programs, and we seek to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs.

Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. We are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. We also plan to conduct a clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. We have evaluated the mechanism of action of our TLR7 and TLR8 agonist compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.

In our autoimmune and inflammatory disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. We have selected IMO-3100 as a lead TLR antagonist drug candidate, and are currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009.

Our cancer treatment research program is focused on potential applications of our TLR7 and/or TLR8 agonists. We are studying our TLR7 and TLR8 agonists in preclinical models of cancer and have observed antitumor activity monotherapy and in combination with selected targeted agents.

We are also collaborating with three pharmaceutical companies to advance our TLR-targeted compounds in additional disease areas. We are collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.

At December 31, 2008, we had an accumulated deficit of $341.2 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2009, we expect that our research and development expenses will be higher than our research and development expenses in 2008 as we expand our IMO-2125 development program, conduct IND-enabling preclinical evaluations of IMO-3100 and accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8.

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

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

•	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are described in Note 2 of the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation fit the description of critical accounting policies and estimates.

Revenue Recognition

Our corporate strategy includes entering into collaborative license and development agreements with pharmaceutical companies for the development and commercialization of our product candidates. The terms of our agreements have included non-refundable license fees, funding of research and development, payments based upon achievement of clinical and preclinical development milestones and royalties on product sales.

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

We recognize revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of our contractual obligation or our estimated continuing involvement under the research arrangement. If the estimated period of continuing involvement is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

We recognize revenue from reimbursements received in connection with our research and development collaboration agreements as related research and development costs are incurred, and our contractual services are performed, provided collectability is reasonably assured. Amounts contractually owed us under these research and development collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in our balance sheets. Our principal costs under these agreements are generally for our personnel and related expenses of conducting research and development, as well as for research and development performed by outside contractors or consultants.

For payments that are specifically associated with a separate earnings process, we recognize revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event and collectability is reasonable assured. In the event that the agreement provides for payment to be made subsequent to our standard payment terms, revenue is recognized when payment is received.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within the next twelve months are classified as long-term deferred revenue. As of December 31, 2008, we have short-term and long-term deferred revenue of $22.3 million and $12.2 million, respectively, related to our collaborations.

Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next twelve months. Amounts that we expect will not be recognized prior to the next twelve months are classified as long-term deferred revenue. However, this estimate is based on our collaboration agreements and our current operating plan and, if either should change in the future, we may recognize a different amount of deferred revenue over the next twelve-month period.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in our collaborations and the estimated periods over which our performance obligations will be completed. In some instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, on January 1, 2006. This statement requires us to recognize all share-based payments to employees as expense in the financial statements based on their fair values. Under SFAS No. 123R, we are required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. We are also required to record compensation cost for the non-vested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for forfeitures as required by SFAS 123R. As permitted under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values, including average risk-free interest rate, expected dividend yield, expected life and expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends to common stockholders and have no present intention to pay cash dividends. For options granted during 2007 and 2006, the assumed expected option life is (1) based on the average of the option term and the option vesting period for standard options which meet the SEC’s Staff Accounting Bulletin 107 criteria for utilizing this simplified method and (2) based on actual experience of options held by employees holding options with similar characteristics for those options that do not meet the SEC’s criteria for using the simplified method. For options granted after December 31, 2007, the assumed expected option life is based on actual experience. The expected volatility assumption is based on the actual stock-price volatility over a period equal to the expected life of the option.

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

New Accounting Pronouncements

In December 2007, the Emerging Issues Task Force, or EITF, issued EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in collaborative arrangements and between participants in the arrangement and third parties. EITF 07-1 states that such participants in collaborative arrangements shall report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effect of EITF 07-1 on our financial statements.

In June 2007, the EITF issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our financial statements for the year ended December 31, 2008.

Results of Operations

Years ended December 31, 2008, 2007 and 2006

Alliance Revenue

Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues, including reimbursement of internal and third-party expenses, and milestones.

The following is a summary of our alliance revenues:

	Year Ended December 31,			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

License fees	$21.5	$6.6	$2.3	226%	187%
Research and development	2.9	1.1	0.1	164%	1000%
Milestones	2.0	0.3	—	567%	—

Total alliance revenue	$26.4	$8.0	$2.4	230%	233%

Total revenues increased by $18.4 million, or 230%, from $8.0 million in 2007 to $26.4 million in 2008 and increased by approximately $5.6 million, or 233%, from $2.4 million in 2006 to $8.0 million in 2007.

License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fee revenue is comprised of a portion of upfront license fee payments and a research period extension payment we have received from collaborative alliances with which we are still involved. License fee revenue is recognized over the period of our continuing involvement in the collaboration which generally represents the estimated research period of the agreement. We received a $40.0 million upfront payment from Merck KGaA in February 2008 of which we received $39.7 million due to foreign currency exchange rates and a $20.0 million upfront payment from Merck & Co. in December 2006. We also received a $4.0 million upfront payment from Novartis in July 2005 and an additional $1.0 million payment, to extend the research portion of the agreement, from Novartis in May 2007.

License fees increased by $14.9 million in 2008 compared to 2007 primarily due to $15.5 million in license fee revenue we recognized under our collaboration with Merck KGaA, which became effective February 4, 2008. This increase was partially offset by a decrease in license fee revenue recognized under our May 2005 research collaboration with Novartis which decreased by $0.5 million during 2008 when our research obligations under this collaboration were completed. We also recognized $5.0 million per year in license fee revenue under our collaboration with Merck & Co. during both 2008 and 2007.

License fees increased by $4.3 million in 2007 compared to 2006 primarily due to a $4.7 million increase in license fee revenue recognized under our December 2006 collaboration agreement with Merck & Co. which reflects a full year of license fee revenue recognized during 2007. This increase was partially offset by a $0.4 million decrease in license fee revenue recognized under our collaboration agreement with Novartis which decreased from $1.7 million in 2006 to $1.3 million in 2007.

The increase in research and development revenue in 2008 is due to reimbursable clinical trial costs associated with clinical trials we are conducting under our collaboration agreement with Merck KGaA. The increase in 2008 is also attributable to the purchase of our bulk IMO-2055 drug supply by Merck KGaA at cost and increased reimbursable research costs attributable to expanding research under our Merck & Co. collaboration agreement. The increase in research and development revenues in 2007 is primarily attributable to revenue from research reimbursements under our collaboration agreement with Merck & Co.

The increase in alliance revenue in 2008 is also attributable to milestone revenue of $1.0 million earned under our collaboration with Novartis relating to an initiation of a Phase 1 clinical trial by Novartis and milestone revenue of $1.0 million earned under our collaboration with Merck & Co. relating to a preclinical milestone achieved by Merck & Co. with one of our novel TLR9 agonists used as an adjuvant in a cancer vaccine under preclinical study. In 2007, we earned a milestone under another collaboration agreement.

Research and Development Expenses

Research and development expenses increased by approximately $3.0 million, or 23%, from $13.2 million in 2007 to $16.2 million in 2008 and increased by approximately $0.5 million, or 4%, from $12.7 million in 2006 to $13.2 million in 2007. The increase in research and development expenses from 2007 to 2008 was primarily due to increased nonclinical safety studies and clinical costs associated with our ongoing clinical trial of IMO-2125, increased costs for nonclinical safety studies associated with IMO-3100, increased research expenses under our Merck & Co. agreement, which Merck & Co. has agreed to reimburse, and increased IMO-2055 clinical trial expenses under our Merck KGaA agreement, which Merck KGaA has agreed to reimburse. These increases were offset, in part, by decreases in expenses in 2008 related to our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers and to our Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer. The increase in research and development expenses from 2006 to 2007 was primarily due to increases in clinical and nonclinical trial costs for IMO-2125, increased research expenses under our Merck & Co. agreement, which Merck & Co. has agreed to reimburse, costs associated with hiring additional drug development employees and stock-based compensation. The 2007 increase was offset, in part, by lower IND-enabling external expenses related to IMO-2125 and a decrease in IMO-2055 external development expenses. The figures in the table below with respect to IMO-2055 exclude all amounts incurred by our collaborator, Merck KGaA.

	Year Ended December 31,			Annual Percentage Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)

IMO-2055 External Development Expense	$1.9	$1.9	$2.9	—	(34)%
IMO-2125 External Development Expense	3.3	1.2	—	175%	—
Other Drug Development Expense	4.5	4.5	5.4	—	(17)%
Basic Discovery Expense	6.5	5.6	4.4	16%	27%

Total Research and Development Expense	$16.2	$13.2	$12.7	23%	4%

In the preceding table, research and development expense is set forth in the following four categories:

IMO-2055 External Development Expenses.  IMO-2055 is a lead compound being developed for oncology applications under our collaboration with Merck KGaA that we entered into in December 2007.

These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055, we have incurred approximately $14.5 million in external expenses through December 31, 2008 in connection with IMO-2055.

IMO-2055 external development expenses were consistent between 2007 and 2008 and decreased by $1.0 million, or 34%, from $2.9 million in 2006 to $1.9 million in 2007. In 2008, clinical trial expenses related to our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers and our Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer decreased from 2007. This decrease was offset by increased clinical trial expenses in 2008 associated with the Phase 1b clinical trial of IMO-2055 combined with Avastin and Tarceva in patients with non-small cell lung cancer which was initiated in December 2007 as well as clinical trial expenses associated with the Phase 1b clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer, for which we commenced dosing in February 2009.

The decrease in IMO-2055 expenses in 2007 compared to 2006 was primarily attributable to lower clinical trial expenses as we closed enrollment of our Phase 2 Stage A clinical trial of IMO-2055 as a monotherapy in patients with metastatic or recurrent clear cell renal cancer in June 2007 and of our Phase 1 clinical trial of IMO-2055 combined with gemcitabine and carboplatin in patients with solid tumor cancers in July 2007 and to a decrease in nonclinical safety studies of IMO-2055. These decreases were partially offset by increases associated with our Phase 1b clinical trial of IMO-2055 combined with Avastin and Tarceva in patients with non-small cell lung cancer that we commenced in 2007.

In December 2007, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 40 patients. In February 2009, we began dosing the first patient in a Phase 1b clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 50 patients.

We reported preliminary data from a Phase 2 Stage A clinical trial of IMO-2055 monotherapy in renal cell carcinoma in October 2008. The study contained four arms, comprised of treatment-naïve and second-line patients randomly assigned to receive IMO-2055 subcutaneously at either 0.16 mg/kg/week or 0.64 mg/kg/week. The primary objective of tumor response based on Response Evaluation Criteria in Solid Tumors, or RECIST, was not achieved in the study. Median progression-free survival for each of the four arms of the study was 2 months, 3 months, 4 months, and 4 months. IMO-2055 treatment was generally well-tolerated with good dose intensity in all arms of the study. We intend to present data from this clinical trial at a scientific conference in the second half of 2009.

Prior to entering our collaboration with Merck KGaA, we conducted three previous Phase 1 clinical trials of IMO-2055. These studies included a rising dose trial in healthy volunteers, a rising dose trial in advanced cancer patients, and a combination trial of IMO-2055 with the chemotherapy agents gemcitabine and carboplatin in advanced cancer patients. We closed enrollment in the Phase 1 clinical trial of IMO-2055 in combination with gemcitabine and carboplatin in July 2007 and reported interim results in September 2007.

We have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial and the on-going Phase 1b colorectal cancer trial. We may initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055. Merck KGaA has agreed to reimburse us for costs associated with these two Phase 1b clinical trials that we incur after February 4, 2008, which is the date our agreement with Merck KGaA became effective, and with any additional trials that we may initiate and conduct. Approximately $1.0 million of expenses in 2008 related to the Phase 1b combination clinical trial in patients with non-small cell lung cancer and the Phase 1b combination clinical trial in patients with colorectal cancer are reimbursable by Merck KGaA.

IMO-2125 External Development Expenses.  These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic HCV infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $4.5 million in external development expenses through December 31, 2008, including costs associated with the initiation of our Phase 1 clinical trial and related nonclinical studies and manufacturing and related process development.

External development expenses for IMO-2125 increased by $2.1 million, or 175%, from $1.2 million in 2007 to $3.3 million in 2008. The increase in IMO-2125 expenses in 2008 compared to 2007 was primarily attributable to manufacturing IMO-2125, our Phase 1 clinical trial of IMO-2125, which we commenced in September 2007, and costs for nonclinical safety studies of IMO-2125 initiated after the May 2007 submission to the FDA of the IMO-2125 IND application.

In September 2007, we initiated a Phase 1 study of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy. We are currently recruiting patients and plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation.

In this trial, we are enrolling the first five patients per cohort sequentially and allowing each patient to complete at least two weekly injections prior to enrollment of the next patient. Following a safety review of these first five patients in each cohort, the remaining patients of the cohort are enrolled. Due to this enrollment procedure, completion of each cohort has taken longer than anticipated. Currently, we are recruiting patients into the third cohort of the trial. We currently expect interim results from this trial will be available late in 2009.

In addition to the on-going Phase 1 clinical trial of IMO-2125 in HCV patients who have not responded to standard of care therapy, we also plan to conduct a clinical trial to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will be designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation

Other Drug Development Expenses.  These expenses include internal and external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development in addition to internal costs associated with products in clinical development.

The internal and external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees, as well as payroll and overhead. The internal expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, our Autoimmune Disease Scientific Advisory Board, payroll and overhead.

Other drug development expenses were consistent between 2007 and 2008 and decreased by $0.9 million, or 17%, from $5.4 million in 2006 to $4.5 million in 2007. In 2008, we had a decrease in expenses attributable to lower payroll expenses resulting from fewer full-time equivalent positions associated with and allocated to preclinical and clinical development and a decrease in IMO-2125 expenses due to attribution of IMO-2125 expenses incurred after commencement of clinical development in May 2007 to the IMO-2125 external development expense category shown separately above. This decrease in other drug development expenses in 2008 was partially offset by increased costs associated with nonclinical safety studies associated with IMO-3100 and other compounds. The decrease in 2007 from 2006 was primarily due to decreases in manufacturing and other pre-IND direct external expenses related to IMO-2125 in 2007. The 2007 decrease is computed based on IMO-2125 costs incurred only through April 2007 since costs incurred after the May 2007 submission of the IMO-2125 IND have been shown separately in the above table. The decrease in other drug development expenses during 2007 was offset, in part, by costs associated with the hiring of additional drug development employees, increased stock-based compensation and allocated costs associated with the move to our new facility during the second quarter of 2007. We had direct external expenses of approximately $0.8 million related to IMO-3100. We had direct external expenses of approximately $0.4 million and $2.4 million related to IMO-2125, before we commenced clinical development, for the years ended December 31, 2007 and 2006, respectively.

Basic Discovery Expenses.  These expenses include our internal and external expenses relating to the discovery and development in our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead. Basic discovery expenses increased by $0.9 million, or 16%, from $5.6 million in 2007 to $6.5 million in 2008 and increased by $1.2 million, or 27%, from $4.4 million in 2006 to $5.6 million in 2007. The increase in expense in 2008 compared to 2007 was primarily attributable to an increase in payroll expenses, expenses, laboratory supplies and allocated costs relating to work under our Merck & Co. collaboration and higher stock-based compensation expense for employees. The increase in 2007 as compared to 2006 was primarily attributable to an increase in payroll expenses, laboratory supplies and allocated costs relating to work under our Merck & Co. collaboration and allocated costs associated with the move to our new facility during the second quarter of 2007.

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

General and Administrative Expenses

General and administrative expenses increased by approximately $0.2 million, or 2%, from $9.5 million in 2007 to $9.7 million in 2008 and increased by approximately $3.2 million, or 51%, from $6.3 million in 2006 to $9.5 million in 2007. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated, in part, with our patent applications and maintenance, our regulatory filing requirements, and business development.

The $0.2 million increase from 2007 to 2008 primarily reflects higher employee stock compensation expense, higher consulting fees associated with corporate business strategic initiatives undertaken in 2008 and higher patent filing and preparation costs. The increase in stock compensation expense was $569,000 in the year ended December 31, 2008 and was primarily the result of stock compensation expenses associated with employee stock options granted in 2008 when our stock price was higher than in previous years. These increases were offset, in part, by lower corporate legal expenses, lower payroll expenses as a result of our former President’s resignation at the end of 2007 and no 2008 costs related to the transition agreement entered into with our former Chief Financial Officer in May 2007. The $3.2 million increase from 2006 to 2007 primarily reflects increased employee costs, higher stock-based compensation expense for employees and consultants, higher professional fees associated with marketing research and legal services including legal expenses in connection with the Merck KGaA collaboration signed in December 2007, implementation of Sarbanes-Oxley Section 404 requirements, costs associated with the move to our new facility and costs accrued in anticipation of payments to be made to our former Chief Financial Officer under the transition agreement entered into with him in May 2007. The increase in stock compensation expense was $574,000 in 2007 and was primarily the result of stock compensation expenses associated with non-employee and employee stock options.

Investment Income, Net

Investment income decreased by approximately $0.4 million, or 24%, from $1.7 million in 2007 to $1.3 million in 2008 and increased by approximately $1.2 million, or 240%, from $0.5 million in 2006 to $1.7 million in 2007. The decrease in 2008 is primarily attributable to lower interest rates on our money market funds and lower yields on our investments. The increase in 2007 is primarily attributable to higher cash and investment balances.

Interest Expense

Interest expense was consistent from 2007 to 2008 and decreased by approximately $0.3 million, or 75%, from $0.4 million in 2006 to $0.1 million in 2007. The year ended December 31, 2008 reflects our March 2008 repayment in full of our note payable to General Electric Capital Corporation, or GE, and a prepayment premium associated with the note repayment. As a result of our repayment, the note was cancelled. The decrease in 2007 was attributable to the conversion of all of our 4% notes, issued in May 2005, in the aggregate principal amount of approximately $5,033,000 into 706,844 shares of common stock on February 20, 2007. A full year of interest and amortization of deferred financing costs associated with our 4% convertible notes was included in 2006. The decrease in 2007 is partially offset by interest expense associated with our note payable to GE.

Income Tax Expense

In 2008, we recorded a tax benefit of approximately $24,000 related to refundable research and experimental tax credits. In 2006, we recorded approximately $45,000 as income tax expense as a result of income subject to the alternative minimum tax. We did not have income subject to the alternative minimum tax for the years ended 2008 or 2007.

Foreign Currency Exchange Loss

Foreign currency exchange loss was $0.3 million in 2008. In February 2008, Merck KGaA paid us a $40.0 million upfront license fee denominated in Euros. We received $39.7 million U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss. There was no foreign currency exchange loss for the years 2007 and 2006.

Net Income (Loss) Applicable to Common Stockholders

As a result of the factors discussed above, we had net income applicable to common stockholders of $1.5 million for the year ended December 31, 2008, compared to a net loss applicable to common stockholders of $13.2 million for the year ended December 31, 2007 and a net loss applicable to common stockholders of $16.5 million for the year ended December 31, 2006. We have incurred losses of $81.0 million since January 1, 2001. We incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $341.2 million through December 31, 2008. We may incur substantial operating losses in future periods.

Net Operating Loss Carryforwards

As of December 31, 2008, we had cumulative net operating loss carryforwards of approximately $275.6 million and $43.4 million available to reduce federal and state taxable income which expire through 2028 and 2013, respectively. In addition, we had cumulative federal and state tax credit carryforwards of $5.5 million and $4.3 million, respectively, available to reduce federal and state income taxes, which expire through 2028 and 2023, respectively. The Tax Reform Act of 1986 contains provisions, which limit the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2008, have resulted in ownership changes in excess of 50%, as defined under the Act and that may significantly limit our ability to utilize our net operating loss and tax credit carryforwards. We have not prepared an analysis to determine the effect of the ownership change limitation on our ability to utilize our net operating loss and tax credit carryforwards. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.

During 2008, we received total proceeds of $10.0 million from purchases under our employee stock purchase plan and warrant and stock option exercises, including the exercises of the August 2004 Warrants and the May 2005 Warrant discussed below.

In June 2008, we sent notice to the holder of a warrant to purchase 70,684 shares of our common stock that was issued in May 2005 with an expiration date of May 24, 2010, or the May 2005 Warrant, that under the terms of the warrant agreement, we intended to redeem on September 12, 2008 the May 2005 Warrant if not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the May 2005 Warrant. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending June 3, 2008 was greater than $14.24 or 200% of the exercise price of the warrant. The May 2005 Warrant was exercisable by cash payment only and had an exercise price of $7.12 per share of common stock. Following the June 2008 notice of redemption, we received approximately $503,000 in proceeds from the exercise of the May 2005 Warrant to purchase 70,684 shares of our common stock. The May 2005 Warrant was exercised in September 2008.

In January 2008, we sent notice to holders of warrants to purchase our common stock that were issued in August 2004 with an expiration date of August 27, 2009, or the August 2004 Warrants, that under the terms of the warrant agreement, we intended to redeem on March 31, 2008 any August 2004 Warrants not exercised as of that date for a redemption price of $0.08 per share of common stock underlying the August 2004 Warrants. We were entitled to exercise this redemption right because the closing price of our common stock for twenty consecutive trading days ending December 20, 2007 was greater than $10.72 or 200% of the exercise price of the warrant. The August 2004 Warrants were exercisable by cash payment only and had an exercise price of $5.36 per share of common stock. Following the January 2008 notice of redemption and through March 31, 2008, we received approximately $1.5 million in proceeds from the exercise of August 2004 Warrants to purchase 274,650 shares of common stock. As of December 31, 2008, all August 2004 Warrants had been exercised in full.

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

In June 2007, we executed a promissory note in the aggregate principal amount of $1.3 million in favor of GE. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1.2 million to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1.1 million of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium of approximately $0.1 million. The note was cancelled.

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

Cash Flows

As of December 31, 2008, we had approximately $55.6 million in cash and cash equivalents and investments, a net increase of approximately $31.9 million from December 31, 2007. Operating activities provided $23.6 million of cash during 2008. The $23.6 million reflects the $40.0 million upfront payment less the $0.3 million foreign currency exchange loss under our agreement with Merck KGaA and our $1.5 million net income for 2008, as adjusted for non-cash revenue and expenses, including stock-based compensation, depreciation and amortization. It also reflects the changes in deferred revenue associated with revenue recognition under our collaborative alliances and changes in our accounts receivable, prepaid expenses and accounts payable and accrued expenses.

The net cash provided by investing activities during 2008 of $0.2 million reflects our purchase of approximately $23.0 million in securities offset by the proceeds of approximately $23.6 million from securities that matured in 2008. The net cash provided by investing activities also reflects a $0.4 million investment in laboratory, office and computer equipment.

The net cash provided by financing activities during 2008 of $8.8 million primarily reflects the $10.0 million in proceeds received from the exercise of common stock options, warrants and employee stock purchases during 2008 offset by the $1.1 million repayment of our promissory note.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002 and 2008, and we had an accumulated deficit of $341.2 million at December 31, 2008. We had cash, cash equivalents and short-term investments of $55.6 million at December 31, 2008. We believe that based on our current operating plan our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available, or when we will become profitable, if at all.

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require further cost reductions. Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through collaborative alliances or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to significantly curtail one or more of our discovery or development programs and possibly relinquish rights to portions of our technology or products.

Contractual Obligations

As of December 31, 2008, our contractual commitments were as follows:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Operating Lease Commitments	$7,126	$1,219	$2,567	$2,749	$591
Capital Lease Commitments	49	18	31	—	—

Total	$7,175	$1,237	$2,598	$2,749	$591

Our only material lease commitment relates to our facility in Cambridge, Massachusetts. Under our license agreements, we are obligated to make milestone payments upon achieving specified milestones and to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table. As of December 31, 2008, we have no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, we had approximately $0.4 million of receivables payable in Euros. We had no other assets and liabilities related to nondollar-denominated currencies as of December 31, 2008.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations data for each of the eight quarters in the period ended December 31, 2008. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Statement of Operations Data:
Alliance revenues	$6,241	$7,498	$7,865	$4,772	$2,233	$1,970	$1,949	$1,829
Operating expenses:
Research and development(1)	4,286	3,580	3,752	4,534	3,907	3,479	2,990	2,819
General and administrative	1,772	2,304	3,232	2,416	3,144	2,033	2,383	1,953

Total operating expenses	6,058	5,884	6,984	6,950	7,051	5,512	5,373	4,772

Income (loss) from operations	183	1,614	881	(2,178)	(4,818)	(3,542)	(3,424)	(2,943)
Investment income	159	369	410	406	346	416	429	477
Interest expense	(2)	(3)	(5)	(82)	(34)	(40)	(13)	(62)
Foreign currency exchange loss	—	—	—	(267)	—	—	—	—

Income (loss) before income taxes	340	1,980	1,286	(2,121)	(4,506)	(3,166)	(3,008)	(2,528)
Income tax benefit (provision)	24	—	50	(50)	—	—	—	—

Net income (loss) applicable to common stockholders	$364	$1,980	$1,336	$(2,171)	$(4,506)	$(3,166)	$(3,008)	$(2,528)

Basic net income (loss) per share applicable to common stockholders	$0.02	$0.09	$0.06	$(0.10)	$(0.21)	$(0.15)	$(0.14)	$(0.12)

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.08	$0.05	$(0.10)	$(0.21)	$(0.15)	$(0.14)	$(0.12)

Shares used in computing basic income (loss) per common share(2)	23,331	23,022	22,481	21,899	21,485	21,346	21,254	20,787

Shares used in computing diluted income (loss) per common share(2)	24,822	25,779	25,507	21,899	21,485	21,346	21,254	20,787

(1)	As discussed in Note 2(o), we adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 decreased research and development expense and increased net income by $300,000 during the three months ended September 30, 2008 and increased research and development expense and decreased net income by $300,000 during the three months ended December 31, 2008. The adoption of EITF 07-3 increased basic earnings per share and diluted earnings per share by $0.02 per share and $0.01 per share, respectively, during the three months ended September 30, 2008 and decreased basic earnings per share and diluted earnings per share by $0.01 per share and $0.02 per share, respectively, during the three months ended December 31, 2008.

(2)	Computed on the basis described in Note 13 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework .

Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the Company’s internal control over financial reporting. This report appears below.

b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Idera Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Idera Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, Stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of Idera Pharmaceuticals, Inc. and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2009

c)	Changes in Internal Controls.

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 16, 2009. Our 2009 Proxy Statement will be filed within 120 days of December 31, 2008.

Item 10.	Directors, Executive Officers, and Corporate Governance

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics in the “Investor Center — Code of Ethics” section of our website, which is located atwww.iderapharma.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at www.iderapharma.com.

The remainder of the response to this item is contained under the following captions in the 2009 Proxy Statement: “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference. See also Part I of this Annual Report on 10-K under the caption “Executive Officers of Idera Pharmaceuticals,” which is incorporated herein by reference.

Item 11.	Executive Compensation

The responses to this item are contained in the 2009 Proxy Statement under the captions: “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensations plans are contained in the 2009 Proxy Statement under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the 2009 Proxy Statement under the captions “Transactions with Related Persons,” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is contained in the 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2009.

Idera Pharmaceuticals, Inc.

By:	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer
and Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James B. Wyngaarden James B. Wyngaarden, M.D.	Chairman of the Board of Directors	March 11, 2009

/s/ Sudhir Agrawal Sudhir Agrawal, D. Phil.	President, Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	March 11, 2009

/s/ Louis J. Arcudi, III Louis J. Arcudi III	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 11, 2009

/s/ Youssef El Zein Youssef El Zein	Director	March 11, 2009

/s/ C. Keith Hartley C. Keith Hartley	Director	March 11, 2009

/s/ Robert W. Karr Robert W. Karr, M.D.	Director	March 11, 2009

/s/ Hans Mueller Hans Mueller, Ph.D.	Director	March 11, 2009

/s/ William S. Reardon William S. Reardon, C.P.A.	Director	March 11, 2009

/s/ Alison Taunton-Rigby Alison Taunton-Rigby, Ph.D., OBE	Director	March 11, 2009

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Idera Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 9, 2009

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$45,165	$12,588
Short-term investments	10,441	11,155
Receivables	474	293
Prepaid expenses and other current assets	876	991

Total current assets	56,956	25,027
Property and equipment, net	1,824	1,964
Non-current portion of prepaid expenses	104	104
Restricted cash	516	619

Total assets	$59,400	$27,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,177
Accrued expenses	1,199	1,745
Current portion of capital lease	18	20
Current portion of note payable	—	266
Current portion of deferred revenue	22,295	5,911

Total current liabilities	24,857	9,119
Capital lease obligation, net of current portion	31	50
Note payable, net of current portion	—	877
Deferred revenue, net of current portion	12,165	9,874
Other liabilities	180	75

Total liabilities	37,233	19,995

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value, Authorized — 70,000 and 40,000 shares at December 31, 2008 and 2007, respectively Issued and outstanding — 23,413 and 21,569 shares at December 31, 2008 and 2007, respectively	23	22
Additional paid-in capital	363,405	350,423
Accumulated deficit	(341,225)	(342,734)
Accumulated other comprehensive (loss) income	(36)	8

Total stockholders’ equity	22,167	7,719

Total liabilities and stockholders’ equity	$59,400	$27,714

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006

Alliance revenue	$26,376	$7,981	$2,421
Operating expenses:
Research and development	16,152	13,195	12,705
General and administrative	9,724	9,513	6,276

Total operating expenses	25,876	22,708	18,981

Income (loss) from operations	500	(14,727)	(16,560)
Other income (expense):
Investment income, net	1,344	1,668	505
Interest expense	(92)	(149)	(425)
Foreign currency exchange loss	(267)	—	—

Income (loss) before income taxes	1,485	(13,208)	(16,480)
Income tax benefit (provision)	24	—	(45)

Net income (loss)	$1,509	$(13,208)	$(16,525)

Income (loss) per common share (Note 13):
Basic	$0.07	$(0.62)	$(0.99)

Diluted	$0.06	$(0.62)	$(0.99)

Shares used in computing basic income (loss) per common share	22,655	21,221	16,625

Shares used in computing diluted income (loss) per common share	25,331	21,221	16,625

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Value	Capital	Deficit	(Loss)/Income	(Deficit)

Balance, December 31, 2005	13,928	$14	$312,664	$(313,001)	$(11)	$(334)
Sale of common stock	6,492	6	27,782	—	—	27,788
Exercise of common stock options and employee stock purchases	32	—	108	—	—	108
Issuance of stock for services	6	—	27	—	—	27
Non-employee stock option expense	—	—	238	—	—	238
Stock-based compensation	—	—	924	—	—	924
Comprehensive income (loss):
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss	—	—	—	(16,525)	—	(16,525)

Total comprehensive loss	—	—	—	—	—	(16,514)

Balance, December 31, 2006	20,458	20	341,743	(329,526)	—	12,237
Exercise of common stock options, warrants and employee stock purchases	334	1	1,769	—	—	1,770
Issuance of stock for services	7	—	44	—	—	44
Conversion of notes	707	1	4,766	—	—	4,767
Non-employee stock option expense	—	—	519	—	—	519
Stock-based compensation	63	—	1,582	—	—	1,582
Comprehensive income (loss):
Unrealized gain on marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(13,208)	—	(13,208)

Total comprehensive loss	—	—	—	—	—	(13,200)

Balance, December 31, 2007	21,569	22	350,423	(342,734)	8	7,719
Exercise of common stock options, warrants and employee stock purchases	1,849	1	10,029	—	—	10,030
Issuance of stock for services	2	—	22	—	—	22
Non-employee stock option expense	—	—	398	—	—	398
Stock-based compensation	—	—	2,628	—	—	2,628
Repurchase of common stock	(7)	—	(95)	—	—	(95)
Comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	—	(44)	(44)
Net income	—	—	—	1,509	—	1,509

Total comprehensive income	—	—	—	—	—	1,465

Balance, December 31, 2008	23,413	$23	$363,405	$(341,225)	$(36)	$22,167

The accompanying notes are an integralpart of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2008	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$1,509	$(13,208)	$(16,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Loss from disposition of assets	2	6	—
Non-employee stock option expense	398	519	238
Stock-based compensation	2,628	1,582	924
Amortization expense	36	(46)	(19)
Depreciation expense	530	364	247
Issuance of stock for services	22	44	27
Amortization of deferred financing costs	—	31	223
Non cash interest expense	—	—	34
Changes in operating assets and liabilities —
Receivables	(181)	(230)	(222)
Prepaid expenses and other current assets	218	(264)	82
Accounts payable, accrued expenses, and other liabilities	(273)	899	(251)
Deferred revenue	18,675	(5,457)	17,841

Net cash provided by (used in) operating activities	23,564	(15,760)	2,599
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(22,985)	(50,545)	(26,769)
Proceeds from sale of available-for-sale securities	—	37,814	7,975
Proceeds from maturities of available-for-sale securities	23,620	15,220	12,625
Increase in restricted cash	—	—	(619)
Purchases of property and equipment	(393)	(1,632)	(89)

Net cash provided by (used in) investing activities	242	857	(6,877)
Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	—	—	27,788
Net proceeds from issuance of note payable	—	1,278	—
Payments on notes payable	(1,143)	(135)	—
Proceeds from exercise of common stock options, warrants and employee stock purchases	10,030	1,770	108
Repurchase of common stock	(95)	—	—
Payments on capital lease	(21)	(18)	(7)

Net cash provided by financing activities	8,771	2,895	27,889

Net increase (decrease) in cash and cash equivalents	32,577	(12,008)	23,611
Cash and cash equivalents, beginning of period	12,588	24,596	985

Cash and cash equivalents, end of period	$45,165	$12,588	$24,596

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(1)	Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Idera’s business strategy is to advance applications of our TLR-targeted drug candidates in multiple disease areas simultaneously. The Company is advancing some of these applications through internal programs, and it seeks to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance the Company’s compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide Idera with the financial resources for its internal research and development programs.

The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. The Company is conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. The Company also plans to conduct a clinical trial of IMO-2125 to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation.

As part of the Company’s infectious disease program, it is also evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. The Company refers to its TLR7 and TLR8 agonists as stabilized immune modulatory RNA , or SIMRA, compounds. It is evaluating the mechanism of action of its SIMRA compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.

In the Company’s autoimmune and inflammatory disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. The Company has evaluated these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. Idera has selected IMO-3100 as a lead TLR antagonist drug candidate, and is currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. The Company has formed an Autoimmune Disease Scientific Advisory Board to assist it in the clinical development strategy for IMO-3100 and other antagonist candidates in autoimmune and inflammatory diseases.

The Company’s cancer treatment research program is focused on potential applications of its TLR7 and/or TLR8 agonists. The Company is studying its TLR7 and TLR8 agonists in preclinical models of cancer and has observed antitumor activity as monotherapy and in combination with selected targeted agents.

Idera is also collaborating with three pharmaceutical companies to advance its TLR-targeted compounds in additional disease areas. The Company is collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., Inc., or Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The Company has incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $341.2 million at December 31, 2008. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for its products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.

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

(c)	Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2008 and 2007 consisted of cash and money market funds.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive (loss) income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at either December 31, 2008 or 2007. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2008, 2007 or 2006. There were no losses or other-than-temporary declines in value included in “investment income, net” for any securities for the years ended December 31, 2008, 2007 and 2006.

The Company had no long-term investments as of December 31, 2008 and 2007. The Company had no auction rate securities as of December 31, 2008 and 2007.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(d)	Restricted Cash

As part of the operating lease entered into by the Company in October 2006 (see Note 10(a)), the Company was required to restrict $619,000 of cash for a security deposit. These funds are held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be reduced by approximately $103,000 upon each of the second, third and fourth anniversaries of the lease commencement date of June 2007, subject to certain conditions.

(e)	Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows:

Estimated
Asset Classification	Useful Life

Leasehold improvements	Shorter of the useful life or the life of lease
Laboratory equipment and other	3 — 5 years

(f)	Revenue Recognition

The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Alliance revenues are comprised of payments under various collaboration and licensing agreements for research and development, including reimbursement of third-party expenses, milestone payments, license fees, sublicense fees, and royalty payments. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of the contractual obligation or the estimated continuing involvement under the research arrangement. If the estimated period of continuing involvement is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

The Company recognizes revenue from reimbursements received in connection with research and development collaboration agreements as related research and development costs are incurred, and contractual services are performed, provided collectability is reasonably assured. Amounts contractually owed under these research and development collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in the accompanying balance sheets. The Company’s principal costs under these agreements are generally for the Company’s personnel and related expenses of conducting research and development, as well as for research and development performed by outside contractors or consultants.

For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collectability is reasonable assured. In the event that the agreement provides for payment to be made subsequent to the Company’s standard payment terms, revenue is recognized when payment is received.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within the next twelve months are classified as long-term deferred revenue. As of December 31, 2008, the Company has short-term and long-term deferred revenue of $22.3 million and $12.2 million, respectively, related to its collaborations.

Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of the Company’s revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its balance sheet short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next twelve months. Amounts that the Company does not expect to recognize prior to the next twelve months are classified as long-term deferred revenue. However, this estimate is based on the Company’s collaboration agreements and its current operating plan and, if either should change in the future, the Company may recognize a different amount of deferred revenue over the next twelve-month period.

The estimate of deferred revenue also reflects management’s estimate of the periods of its involvement in its collaborations and the estimated periods over which its performance obligations will be completed. In some instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company recognizes and record in future periods.

(g)	Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair values of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, short-term investments and receivables. The estimated fair values of these financial instruments approximates their carrying values as of December 31, 2008 and 2007, respectively. As discussed in Note 2(n) the estimated fair values have been determined in accordance with the SFAS No. 157, Fair Value Measurements. As of December 31, 2008 and 2007, the Company does not have any derivatives or any other financial instruments as defined by SFAS No. 133, Accounting for Derivative and Hedging Instruments.

(h)	Comprehensive Income (Loss)

The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is comprised of reported net income (loss) and the change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive (loss) income” on the accompanying balance sheets.

(i)	Net Income (Loss) per Common Share

The Company applies SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. In addition, diluted net income per common share is calculated to give effect of stock options, warrants and convertible debt (where the effect is not antidilutive) resulting in lower net income per share. The dilutive effect of outstanding stock options and warrants is reflected by the application of the treasury stock method under SFAS No. 128. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2007 and 2006 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 13).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(j)	Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

To date, the Company has viewed its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2008 and 2007, all assets were located in the United States.

(k)	Stock-Based Compensation

The Company applies SFAS No. 123R, Share-Based Payment (SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s requisite service period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. For the years ended December 31, 2008, 2007 and 2006, the Company included charges of approximately $2,628,000, $1,582,000 and $924,000, respectively, in its statement of operations representing the stock compensation expense computed in accordance with SFAS No. 123R.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The assumptions used to estimate the weighted average grant date fair values of options granted to employees and the weighted average exercise prices of options granted to employees during the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

Average risk free interest rate	2.4%	4.4%	4.6%
Expected dividend yield	—	—	—
Expected lives (years)	4.9	5.9	6.0
Expected volatility	66%	70%	94%
Weighted average grant date fair value of options granted during the period (per share)	$6.28	$5.81	$3.77
Weighted average exercise price of options granted during the period (per share)	$11.18	$8.86	$4.83

All options granted during the three years ended December 31, 2008 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The intrinsic value of options exercised amounted to $2,244,000, $551,000 and $12,000 during 2008, 2007 and 2006, respectively. The fair value of options that vested amounted to $2,896,000, $1,609,000 and $1,144,000 during 2008, 2007, and 2006, respectively. As of December 31, 2008, there was $7,831,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 3.0 years.

The Company also awarded non-employee stock options to purchase 87,250, 5,000 and 130,000 shares of common stock during 2008, 2007 and 2006, respectively. These options had Black-Scholes fair values of

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

$1,055,000, $34,000 and $591,000 at the time of grant during 2008, 2007 and 2006, respectively based on the following assumptions:

	2008	2007	2006

Average risk free interest rate	3.9%	4.8%	4.6%
Expected dividend yield	—	—	—
Expected lives (years)	10.0	10.0	10.0
Expected volatility	94%	98%	95%

The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18). Approximately $398,000, $519,000 and $238,000 was recorded as an expense for these options in 2008, 2007 and 2006, respectively.

There was approximately $53,000, $27,000 and $24,000 in compensation expense related to the Company’s 1995 Employee Stock Purchase Plan during 2008, 2007 and 2006, respectively. This expense was computed based on the Black-Scholes option pricing model and the following assumptions:

	2008	2007	2006

Average risk free interest rate	2.1%	4.7%	4.6%
Expected dividend yield	—	—	—
Expected lives (months)	3.0	3.0	3.0
Expected volatility	70%	72%	58%

During 2007, the Company awarded a restricted stock award of 62,500 shares of its common stock to an employee. The stock’s $441,000 fair market value on the date of the grant is being amortized over the three-year vesting period. $147,000 and $73,000 of amortization was expensed during 2008 and 2007, respectively. 20,833 shares subject to this restricted stock grant vested during 2008. None of the shares subject to this restricted stock grant vested during 2007.

(l)	Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. In 2008, Merck KGaA sponsored approximately $1.4 million of our research and development activities. In 2008 and 2007, Merck & Co. sponsored approximately $1.5 million and $1.1 million, respectively, of the Company’s research and development activities. Collaborators sponsored only a nominal portion of the Company’s research and development activities in 2006.

(m)	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and short-term investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2008, approximately 99% of the Company’s cash, cash equivalents, and investments are held at one financial institution.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(n)	Fair Value of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement SFAS No. 157, Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. The Company’s adoption of SFAS No. 157 in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.

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

The table below presents the assets and liabilities measured at fair value on a recurring basis at December 31, 2008 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$44,842	$44,842	$—	$—
Investments	10,441	—	10,441	—

Total	$55,283	$44,842	$10,441	$—

Liabilities	$—	$—	$—	$—

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

The Company also adopted the provisions of SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(o)	New Accounting Pronouncements

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in collaborative arrangements and between participants in the arrangement and third parties. EITF 07-1 states that such participants in collaborative arrangements shall report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect of EITF 07-1 on its financial statements.

In June 2007, the EITF issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s financial statements for the year ended December 31, 2008.

(3)	Marketable Securities

The Company’s short-term available-for-sale investments at market value consisted of the following at December 31, 2008 and 2007:

December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
(In thousands)

Corporate bonds due in one year or less	$10,477	$44	$8	$10,441

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
	(In thousands)

Corporate bonds due in one year or less	$1,653	$—	$—	$1,653
Certificates of deposit due in one year or less	2,801	—	—	2,801
Government bonds due in one year or less	6,693	—	8	6,701

Total	$11,147	$—	$8	$11,155

See Note 2 (g).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(4)	Property and Equipment

At December 31, 2008 and 2007, net property and equipment at cost consists of the following:

	December 31,
	2008	2007
	(In thousands)

Leasehold improvements	$514	$430
Laboratory equipment and other	2,694	2,585

Total property and equipment, at cost	3,208	3,015
Less: Accumulated depreciation and amortization	1,384	1,051

Property and equipment, net	$1,824	$1,964

As of December 31, 2008 and 2007, laboratory equipment and other included approximately $79,000 and $98,000, respectively, of office equipment financed under capital leases with accumulated depreciation of approximately $25,000 and $19,000, respectively.

Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $530,000, $364,000, and $247,000 in 2008, 2007 and 2006, respectively.

The Company vacated its previous facility in the second quarter of 2007. Consequently as of December 31, 2007, the Company wrote off fully amortized leasehold improvements that had a cost of approximately $445,000. The Company also wrote off unused furniture, and obsolete software, computers and other equipment that had an aggregate cost of approximately $874,000 resulting in a loss of approximately $6,000. In 2008 and 2006, the Company wrote off unused property and equipment that had a gross cost of approximately $200,000 and $185,000, respectively. The write-off of property and equipment resulted in a loss of approximately $2,000 for the year ended December 31, 2008 and a negligible loss for the year ended December 31, 2006.

(5)	Accrued Expenses

At December 31, 2008 and 2007, accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)

Payroll and related costs	$73	$446
Clinical and nonclinical trial expenses	705	598
Professional and consulting fees	230	415
Other	191	286

	$1,199	$1,745

(6)	Debt

(a)	Notes Payable

In June 2007, the Company executed a promissory note in the aggregate principal amount of $1,278,000 (the “Note”) in favor of General Electric Capital Corporation (“GE”). The Note was fully secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement dated April 23, 2007 by and between the Company and GE. The Note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In March 2008, the Company paid approximately $1,189,000 to GE as payment in full of all obligations outstanding under the Note. The payment represented approximately $1,121,000 of principal plus accrued interest through the date of payment of approximately $12,000 and a prepayment premium of approximately $56,000. The Note has been cancelled.

(b)	4% Convertible Notes Payable

In 2005, the Company sold approximately $5,033,000 in aggregate principal amount of 4% convertible subordinated notes due April 30, 2008 (the “4% Notes”). In February 2007, the Company automatically converted these 4% Notes into 706,844 shares of the Company’s common stock. In accordance with the terms of the 4% Notes and an agreement dated May 20, 2005 among the Company and the holders of the 4% Notes, the Company was entitled to exercise this right of automatic conversion because the volume-weighted average of the closing prices of the Company’s common stock for a period of ten consecutive trading days exceeded $8.90 per share, which represented 125% of the conversion price of the 4% Notes. As of February 20, 2007, the 4% Notes were no longer considered outstanding and interest ceased to accrue. Holders of the 4% Notes were paid cash in lieu of any fractional shares and $61,000 in accrued interest through February 19, 2007.

The Company capitalized its financing costs associated with the sale of the 4% Notes and amortized these costs as interest expense through February 19, 2007. The unamortized balance of the deferred financing costs of $266,000 was reclassified to additional paid-in-capital in connection with the automatic conversion of the 4% Notes.

(7)	Unrealized Losses

Investments with unrealized losses are those investments whose cost exceeds market value. Investments with unrealized losses are as follows:

	Investments in Continuous
	Unrealized Loss Positions for:
			Total
			Investments
	Less than	More than	in Unrealized
(In thousands)	12 Months	12 Months	Loss Position

Short-term investments at December 31, 2008
Aggregate fair value of investments with unrealized losses (includes accrued interest of $69)	$5,269	$—	$5,269

Aggregate amount of unrealized losses	$44	$—	$44

Short-term investments at December 31, 2007
Aggregate fair value of investments with unrealized losses (includes accrued interest of $97)	$2,000	$—	$2,000

Aggregate amount of unrealized losses	$—	$—	$—

There were no long-term investments at December 31, 2008 and 2007.

The Company holds five investments which have an aggregate market value of $5,269,000 and a gross unrealized loss aggregating $44,000 at December 31, 2008. There are no related realized losses recorded in the Statement of Operations during the year ended December 31, 2008. Some of the factors reviewed in making the determination not to recognize any losses as of December 31, 2008 are presented below.

All of these investments are investment grade corporate bonds of which two have an aggregate amortized cost of $2,008,000 and represent $37,000 or 84% of the unrealized loss. The Company believes that each of these two issuers have strong positions within their respective segments of the financial services industry.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The unrealized losses on investments at December 31, 2008, shown in the above table, were primarily due to deterioration, volatility and illiquidity in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until a recovery of fair value to amortized cost, which may be their maturity during 2009, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, there were no declines in value that were judged to be other-than-temporary as of December 31, 2008.

(8)	Collaboration and License Agreements

(a)	Collaboration and License Agreement with Novartis International Pharmaceutical, Ltd.

In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, develop, and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. In addition, beginning on May 31, 2007, if specified conditions are satisfied, Novartis may expand the collaboration to include additional human disease areas, other than oncology and infectious diseases. Under the terms of the agreements, upon execution of the agreements, Novartis paid the Company a $4.0 million upfront license fee; Novartis agreed to fund substantially all research activities during the research collaboration phase; if Novartis elects to exercise its option to develop and commercialize licensed TLR9 agonists in the initial collaboration disease areas, Novartis is potentially obligated to pay the Company up to $132.0 million based on the achievement of clinical development, regulatory approval, and annual net sales milestones; Novartis is potentially obligated to pay the Company additional milestone payments if Novartis elects to expand the collaboration to include additional disease areas and then develops and commercializes licensed TLR9 agonists in the additional disease areas based on the achievement of clinical development and regulatory approval milestones; and Novartis is also obligated to pay the Company royalties on net sales of all products, if any, commercialized by Novartis, its affiliates and sublicensees. Novartis’ license rights under the agreements to products that it elects to develop and commercialize are worldwide, exclusive rights.

The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, the Company received notice that Novartis had elected to extend the research collaboration by an additional year until May 2008, and for such extension Novartis paid the Company an additional $1.0 million. In connection with this amendment, the Company extended the time period over which it is amortizing the upfront payment and the $1.0 million extension payment. In 2008, the research collaboration was extended until December 31, 2008. The Company amortized the upfront payment and the extension payment through the third quarter of 2008 by which time the Phase 1 clinical study of QAX935 had been initiated and the Company’s obligations under the agreement ended.

In September 2008, the Company announced that Novartis had initiated a Phase 1 clinical study of QAX935, a novel agonist of TLR9. As a result of the initiation of this Phase 1 clinical study, the Company received a $1.0 million milestone payment, which was recognized as revenue in 2008.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

In May 2008, under the Company’s collaboration with Merck & Co., a preclinical milestone was achieved with one of its novel TLR9 agonists used as an adjuvant in cancer vaccines. As a result, the Company received a $1.0 million milestone payment from Merck & Co., which was recognized as revenue in 2008.

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

The Company is recognizing the $40.0 million upfront payment as revenue over the twenty eight-month research term. The Company has estimated that this is its period of continuing involvement under the research arrangement.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(d)	Other License Agreements

The Company is a party to four collaboration and license agreements involving the use of its antisense technology and specified indications. These agreements include a license agreement with Isis Pharmaceuticals, Inc., or Isis, involving intellectual property for antisense chemistry and delivery. Under the agreement with Isis, the Company granted Isis a license, with the right to sublicense, to its antisense chemistry and delivery patents and patent applications; and the Company retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties. Isis paid the Company an initial licensing fee and is required to pay the Company a portion of specified sublicense income it receives from some types of sublicenses of the Company’s patents and patent applications. Also under the agreement, the Company licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. The Company also paid an initial licensing fee for this license and is obligated to pay Isis a maintenance fee and royalties. The Company has the right to use these patents and patent applications in its drug discovery and development efforts and in some types of third-party collaborations. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. The Company may terminate at any time the sublicense by Isis to it of the patents and patent applications.

The Company is also a party to three other license agreements involving the license of its antisense patents and patent applications for specific gene targets under which it typically is entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. These agreements typically expire upon the later of the last to expire of the licensed patents or a specified number of years after the first commercial sale of a licensed product. These agreements may be terminated by either party for a material breach, and collaborators may terminate these agreements at any time for convenience, with written notice.

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

(9)	Stockholders’ Equity

(a)	Common Stock

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company repurchased or received documentation of the transfer of 348,235 Put Shares. As of December 31, 2008, 102,770 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 748,679 Put Shares have terminated.

(b)	Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2008:

		Weighted
		Exercise Price
Expiration Date	Shares	per Share

April 20, 2009	194,818	$9.12
September 24, 2011	2,466,263	5.42

	2,661,081

Weighted average exercise price per share		$5.69

The warrants that expire in 2011 are described in Note 16.

(c)	Stock Options

The 1995 Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options. No additional options are being granted under the 1995 Stock Option Plan. As of December 31, 2008, options to purchase a total of 27,992 shares of common stock remained outstanding under the 1995 Stock Option Plan.

The 1995 Director Stock Option Plan provided for the grant of stock options. No additional options are being granted under the Director Plan. As of December 31, 2008, options to purchase a total of 69,464 shares of common stock remained outstanding under the Director Plan.

The 1997 Stock Incentive Plan provided for the grant of incentive stock options and nonqualified stock options. Options granted under this plan generally vest over three to five years, and expire no later than ten years from the date of grant. No additional options are being granted under the 1997 Stock Incentive Plan. As of December 31, 2008, options to purchase a total of 879,682 shares of common stock remained outstanding under the 1997 Stock Incentive Plan.

The 2005 Stock Incentive Plan provided for the grant of options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. No options may be granted under the 2005 Stock Incentive Plan after June 3, 2008. As of December 31, 2008, options to purchase a total of 1,537,103 shares of common stock remained outstanding under the 2005 Stock Incentive Plan.

Under the 2008 Stock Incentive Plan, the Company may grant of options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 3,700,000 shares of common stock may be issued pursuant to awards granted under the plan subject to reduction in the event that there are any “full-value awards,” as defined. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 500,000 per calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which must be at least 100% (110% in the case of incentive stock options granted to those holding 10% or more of the voting power of the Company) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which in the case of incentive stock options may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2008, options to purchase a total of 690,100 shares of common stock remained outstanding under the 2008 Stock Incentive Plan. As of December 31, 2008, 3,009,182 shares of common stock remain available for grant under the 2008 Stock Incentive Plan.

The Company’s 1995 Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1995 Director Stock Option Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan and the 2008 Stock Incentive Plan have been approved by the Company’s stockholders. In 2001, the Company also granted options to purchase shares of Common Stock pursuant to agreements that were not approved by stockholders.

The following table summarizes information related to the outstanding and exercisable options during 2008 (in thousands, except per share amounts and years):

			Weighted-Average
			Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value

Outstanding at December 31, 2007	2,750	$5.77
Granted	1,336	11.34
Exercised	(359)	5.30
Forfeited	(180)	5.59
Expired	(1)	11.30

Outstanding at December 31, 2008	3,546	$7.92	6.89	$4,678

Exercisable at December 31, 2008	2,008	$6.30	5.13	$4,020

Total exercisable or expected to vest	3,520	$7.91	6.87	$4,667

(d)	Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan (the Stock Purchase Plan) was adopted in October 1995 and amended in June 2003 and June 2008. Under the Stock Purchase Plan, up to 250,000 shares of common stock may be issued to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2008, 2007, and 2006, the Company issued 11,926, 10,364 and 18,241 shares of common stock, respectively, under the Stock Purchase Plan.

(e)	Preferred Stock

The Restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. The Company has designated 1,500,000 shares as Series A convertible preferred stock. As of December 31, 2008 and 2007, there were 655 shares of Series A convertible preferred stock outstanding.

As discussed in Note (15), the Company has designated Series C junior participating preferred stock in connection with its shareholder rights plan. During 2002, the Company designated 100,000 shares of Series C junior participating preferred stock. The Company designated an additional 50,000 shares of Series C junior participating preferred stock in each of the years 2003 and 2005. There were no shares of Series C junior participating preferred stock issued or outstanding at either December 31, 2008 or 2007.

(f)	Series A Convertible Preferred Stock

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

(10)	Commitments and Contingencies

(a)	Lease Commitments

In June 2007, the Company relocated its operations to a newly leased facility. The Company entered into a lease arrangement on October 31, 2006 and the term of the lease commenced on June 1, 2007 and will terminate on May 31, 2014, with one five-year renewal option exercisable by the Company. During 2008, 2007 and 2006, rent expense, including real estate taxes and net of sublease income that ended in January 2007, was $1,441,000, $1,221,000 and $329,000, respectively. As part of the lease, the Company was required to restrict approximately $619,000 of cash for a security deposit. The lease is classified as an operating lease. Total payments over the seven-

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

year term of the lease are approximately $9.0 million. Future minimum commitments as of December 31, 2008 under the Company’s lease agreement are approximately:

Operating
December 31,	Leases
(In thousands)

2009	1,219
2010	1,261
2011	1,306
2012	1,351
2013	1,398
2014	591

$7,126

(b)	External Collaborations

The Company is a party to six royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company has annual minimum payments due under these agreements of $35,000.

(c)	Contract Obligations

The Company has an employment agreement, which expires October 2011, with its president, chief executive officer and chief scientific officer. As of December 31, 2008, future minimum commitments under this agreement are approximately $510,000, $510,000 and $409,000 for the years ended December 31, 2009, 2010, and 2011, respectively.

(d)	Related-Party Agreements with Affiliates of Stockholders and Directors

In connection with the 2006 common stock purchase commitment described in Note 16, the Company paid one of the Company’s directors a commission of $487,500, which represented 5% of the amount available to the Company under the purchase agreement.

The Company paid other directors consulting fees of approximately $101,000 and $10,000 in 2008 and 2006, respectively. There were no consulting fees paid to directors during 2007.

(11)	Income Taxes

Subject to the limitations described below, at December 31, 2008, the Company had cumulative net operating loss carryforwards of approximately $275.6 million and $43.4 million available to reduce federal and state taxable income which expire through 2028 and 2013, respectively. In addition, the Company has cumulative federal and state tax credit carryforwards of $5.5 million and $4.3 million, respectively, available to reduce federal and state income taxes which expire through 2028 and 2023, respectively. The net operating loss carryforwards include approximately $1.9 million of deductions related to the exercise of stock options subsequent to the adoption of SFAS No. 123R. This amount represents an excess tax benefit as defined under SFAS No. 123R and has not been included in the gross deferred tax asset reflected for net operating losses.

The Tax Reform Act of 1986 contains provisions, which limit the amount of net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2008, have resulted in ownership changes in excess of 50%, as

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

defined under the Act and that may significantly limit the Company’s ability to utilize its net operating loss and tax credit carryforwards. The Company has not prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards. Ownership changes in future periods may place additional limits on the Company’s ability to utilize net operating loss and tax credit carryforwards.

As of December 31, 2008 and 2007, the components of the deferred tax assets are approximately as follows:

	2008	2007
	(In thousands)

Operating loss carryforwards	$95,680	$97,923
Tax credit carryforwards	8,361	8,417
Other	5,624	7,268

	109,665	113,608
Valuation allowance	(109,665)	(113,608)

	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The valuation allowance in the current year has decreased by approximately $3.9 million which is attributable to a decrease in deferred tax assets associated with the expiration of net operating loss carryforwards and collaboration revenue recognized for financial statement purposes in the current year which had been recognized for tax purposes during prior years.

For the years ended December 31, 2008, 2007 and 2006, the primary difference between the income tax provision (benefit) recorded by the Company and the amount of the income tax benefit at statutory income tax rates was the increase in the valuation allowance.

The Company adopted the FASB’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations.

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

Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. In the three months ended March 31, 2008, the Company made an estimated quarterly tax payment and recorded income tax expense of

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

$50,000 as a result of the payment from Merck KGaA generating income that the Company believed would be subject to the alternative minimum tax, or AMT. The Company subsequently reversed the $50,000 recorded as income tax expense as the Company no longer expects to have income subject to AMT. The Company did not have income subject to AMT in 2007. There was $45,000 in alternative minimum tax expense for 2006.

(12)	Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $78,000, $118,000 and $97,000 of 401(k) benefits were charged to continuing operations during 2008, 2007 and 2006, respectively.

(13)	Income Per Share

The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2008:

(In thousands, except
per share amounts)

Numerator for basic and dilutive net income per share:
Net income	$1,509

Denominator for basic income per share:
Weighted average common shares outstanding	22,655
Effect of restricted stock grant	52
Effect of dilutive common stock options and warrants	2,624

Denominator for diluted income per share	25,331

Basic income per share	$0.07

Diluted income per share	$0.06

For the year ended December 31, 2008, 1,117,000 shares were not included in the computation of diluted net income per share as the effects of certain stock options, warrants and convertible preferred stock are antidilutive. Net income applicable to common stockholders is the same as net income for 2008.

Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2007 and 2006, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were approximately 7,210,000 and 8,138,000 at December 31, 2007 and 2006, respectively, and consist of stock options, warrants and convertible preferred stock. Antidilutive securities for the year ended December 31, 2006 also includes convertible debt instruments on an as-converted basis. Net loss applicable to common stockholders is the same as net loss for years ended December 31, 2007 and 2006.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(14)	Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$149	$176

Cash paid for income taxes	$50	$45	$—

Supplemental disclosure of non cash financing and investing activities:
Conversion of 4% Convertible Subordinated Notes into Common Stock	$—	$5,033	$—

Issuance of stock options and stock for services	$22	$44	$27

Equipment acquired under capital lease	$—	$78	$—

(15)	Shareholder Rights Plan

The Company adopted a shareholder rights plan in December 2001. Under the rights plan, one right was distributed as of the close of business on January 7, 2002 on each then outstanding share of the Company’s common stock. As a result of the June 2006 reverse stock split, the number of rights associated with each share of common stock was automatically proportionately adjusted so that (i) eight rights were then associated with each outstanding share of common stock and (ii) so long as the rights are attached to the common stock, eight rights (subject to further adjustment pursuant to the provisions of the rights plan) shall be deemed to be delivered for each share of common stock issued or transferred by the Company in the future. The rights will automatically trade with the underlying common stock and ordinarily will not be exercisable. The rights will only become exercisable, subject to certain exclusions, if a person acquires beneficial ownership of, or commences a tender offer for, fifteen percent or more of the Company’s common stock, unless, in either case, the transaction was approved by the Company’s board of directors.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(16)	Equity Offerings

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

(17)	Warrant Redemptions

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Company received approximately $503,000 in proceeds from the exercise of the May 2005 warrant to purchase 70,684 shares of common stock. The May 2005 warrant was exercised in September 2008. Pillar Investment Limited is controlled by a director of the Company.

(18)	Subsequent Events

In February 2009, the Company achieved a milestone under its agreement with Merck KGaA upon the dosing of the first patient in a clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer. Under the terms of the agreement, the Company is entitled to recognize and receive a payment of €3.0 million (approximately $3.8 million) from Merck KGaA. In February 2009, the Company amended its license agreement with Merck KGaA so that Idera could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck has filed an IND application with the FDA and assumes sponsorship of these trials. Under the amendment, Merck KGaA has agreed to reimburse the Company for costs associated with any additional trials that the Company initiates and conducts.

Exhibit Index

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

3.1		Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 1, 2008	001-31918
3.2		Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024
3.3		Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918
4.1		Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024
4.2		Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent.		S-2	October 10, 2003	333-109630
4.3		Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	August 29, 2003	000-27352
4.4		Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	March 29, 2006	001-31918
4.5		Amendment No. 3 to Rights Agreement dated January 16, 2007 between the Company and Mellon Investor Services, LLC, as rights agent.		8-K	January 17, 2007	001-31918
10	.1††	2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10	.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918
10	.3††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10	.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918
10	.5††	1995 Employee Stock Purchase Plan, as amended.		8-K	June 10, 2008	001-31918
10	.6††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918
10	.7††	Amendment, dated December 17, 2008 to Employment Agreement by and between the Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918
10	.8††	Employment Offer Letter dated November 8, 2007 by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III.		10-K/A	December 24, 2008	001-31918
10	.9††	Amendment dated December 17, 2008 to Employment Offer Letter by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated November 8, 2007.		8-K	December 18, 2008	001-31918
10	.10††	Non-Employee Director Compensation Program Effective January 1, 2008.		10-K	March 11, 2008	001-31918

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10	.11††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352
10	.12††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918
10	.13††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10	.14††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10	.15††	Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan.		10-Q	August 1, 2007	001-31918
10	.16††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10	.17††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10	.18††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10	.19††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10	.20††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10	.21†	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10	.22††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10	.23††	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10	.24†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10	.25†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.26		Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.27		Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.28		Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352
10.29		Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.30		Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.31		Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.32		Registration Rights Agreement, dated August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.		10-Q	November 12, 2004	001-31918
10.33		Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals, Inc. August 27, 2004 financing.		10-Q	November 12, 2004	001-31918
10	.34†	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10	.35†	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.36		Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

Incorporated by Reference
Exhibit		Filed with this	Form or	Filing Date	SEC File
Number	Description	Form 10-K	Schedule	with SEC	Number

10.37	Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 11, 2008	001-31918
10.38	Amendment dated December 16, 2008 to Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.	X
10.39	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.40	Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918
10.41	Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.42	Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.43	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		10-Q	August 14, 2006	001-31918
10.44	Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918
10.45	Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918
10.46	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	November 13, 2006	001-31918
10.47	Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.48	Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.49	Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918

Incorporated by Reference
Exhibit			Filed with this	Form or	Filing Date	SEC File
Number		Description	Form 10-K	Schedule	with SEC	Number

10	.50†	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918
10.51		Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918
10.52		Promissory Note dated June 12, 2007 made by Idera Pharmaceuticals, Inc. in favor of General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
10.53		Master Security Agreement dated June 12, 2007 by and between Idera Pharmaceuticals, Inc. and General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
10	.54†	License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-K	March 11, 2008	001-31918
10	.55*	Amendment dated February 12, 2009 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.	X
23.1		Consent of Independent Registered Public Accounting Firm.	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.