Form 10-Q
period 2009-03-31
IDERA PHARMACEUTICALS, INC.
filed 2009-05-06
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009,
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232..405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	23,451,463

Class	Outstanding as of April 30, 2009

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements	4
Unaudited Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	4
Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2009 and 2008	5
Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	6
Notes to Condensed Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 — Controls and Procedures	23
PART II — OTHER INFORMATION
Item 1A. — Risk Factors	24
Item 6 — Exhibits	38
Signatures	39
Ex-31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Ex-31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Ex-32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Ex-32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this quarterly report on Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$47,132	$45,165
Short-term investments	3,194	10,441
Receivables	623	474
Prepaid expenses and other current assets	1,152	876

Total current assets	52,101	56,956
Property and equipment, net	1,687	1,824
Non-current portion of prepaid expenses	104	104
Restricted cash	516	516

Total assets	$54,408	$59,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$995	$1,345
Accrued expenses	1,638	1,199
Current portion of capital lease	18	18
Current portion of deferred revenue	22,185	22,295

Total current liabilities	24,836	24,857
Capital lease obligation, net of current portion	26	31
Deferred revenue, net of current portion	6,619	12,165
Other liabilities	202	180

Total liabilities	31,683	37,233

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares at March 31, 2009 and December 31, 2008 Issued and outstanding — 23,430 and 23,413 shares at March 31, 2009 and December 31, 2008, respectively	23	23
Additional paid-in capital	364,212	363,405
Accumulated deficit	(341,477)	(341,225)
Accumulated other comprehensive loss	(33)	(36)

Total stockholders’ equity	22,725	22,167

Total liabilities and stockholders’ equity	$54,408	$59,400

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Alliance revenue	$6,303	$4,783
Operating expenses:
Research and development	4,478	4,534
General and administrative	2,148	2,427

Total operating expenses	6,626	6,961

Loss from operations	(323)	(2,178)
Other income (expense):
Investment income, net	71	406
Interest expense	—	(82)
Foreign currency exchange loss	—	(267)

Loss before income taxes	(252)	(2,121)
Income tax provision	—	(50)

Net loss	$(252)	$(2,171)

Basic and diluted net loss per common share (Note 15)	$(0.01)	$(0.10)

Shares used in computing basic and diluted net loss per common share	23,379	21,899

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Cash Flows From Operating Activities:
Net loss	$(252)	$(2,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Stock-based compensation	743	659
Non-employee stock options	(7)	103
Depreciation expense	140	122
Amortization expense	—	6
Issuance of common stock for services rendered	—	12
Changes in operating assets and liabilities -
Accounts receivable	(149)	145
Prepaid expenses and other current assets	(276)	(81)
Accounts payable and accrued expenses	110	682
Deferred revenue	(5,656)	35,745

Net cash (used in) provided by operating activities	(5,347)	35,222

Cash Flows From Investing Activities:
Purchase of available-for-sale securities	—	(7,071)
Proceeds from maturity of available-for-sale securities	7,250	8,045
Purchase of property and equipment	(3)	(249)

Net cash provided by investing activities	7,247	725

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	72	4,236
Payments on note payable	—	(1,143)
Payments on capital lease	(5)	(6)

Net cash provided by financing activities	67	3,087

Net increase in cash and cash equivalents	1,967	39,034
Cash and cash equivalents, beginning of period	45,165	12,588

Cash and cash equivalents, end of period	$47,132	$51,622

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$82

Cash paid for income taxes	$—	$50

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
(1) (a) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells. Certain TLRs recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
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
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. The Company is conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. The Company also is preparing to conduct a clinical trial of IMO-2125 to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation.
     As part of its infectious disease program, the Company is evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. The Company refers to its TLR7 and TLR8 agonists as stabilized immune modulatory RNA, or SIMRA, compounds. It is evaluating the mechanism of action of its SIMRA compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.
     In the Company’s autoimmune and inflammatory disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. The Company has evaluated these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. Idera has selected IMO-3100 as a lead TLR antagonist drug candidate, and is currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. The Company has formed an Autoimmune Disease Scientific Advisory Board to assist it in developing the clinical development strategy for IMO-3100 and other antagonist candidates in autoimmune and inflammatory diseases.
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
     The Company has incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $341.5 million at March 31, 2009. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for its products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.
     (b) Recently Adopted Accounting Pronouncement
     On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”) on a retrospective basis for all collaborative arrangements existing as of January 1, 2009. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in collaborative arrangements and between participants in the arrangement and third parties. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.
     An important part of the Company’s business strategy is to enter into research and development collaborations with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential research and development and commercialization of drugs based on the Company’s technology. Under the Company’s research and development collaborations, the Company has generally licensed specified portions of its intellectual property and provided research and development services to the collaborator during the period of continued involvement in the early portion of the collaborations. The collaborators have generally been responsible for drug development activities initiated after the collaboration is effective. The collaborators are also generally responsible for any commercialization activities that may be initiated if any of the drug candidates receive marketing approval from the appropriate regulatory authority.
     Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of internal and external research and development expenses and patent related expenses and royalties on product sales. The Company classifies all of these cash in-flows as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements, as defined by EITF 07-1, is as follows for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
	(In thousands)
Merck KGaA	$4,792	$2,770
Merck & Co.	1,479	1,639
Novartis International Pharmaceutical, Ltd.	5	330

	$6,276	$4,739

     During the three months ended March 31, 2009 and 2008, the Company incurred approximately $479,000 and $384,000, respectively, in third-party expenses in connection with its collaborative arrangements. Third party expenses are classified as research and development and general and administrative expenses in the Company’s statement of operations.

     The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
     The Company recognizes revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of the contractual obligation or the estimated continuing involvement of the Company under the research arrangement. If the estimated period of continuing involvement is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.
     The Company recognizes revenue from reimbursements received in connection with research and development collaboration agreements as related research and development costs are incurred, and contractual services are performed, provided collectability is reasonably assured. Amounts contractually owed under these research and development collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in the accompanying balance sheets. The Company’s principal costs under these agreements are generally for the Company’s personnel and related expenses of conducting research and development, as well as for research and development performed by outside contractors or consultants or related research and development materials provided by third parties.
     For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collectability is reasonably assured. In the event that the agreement provides for payment to be made subsequent to the Company’s standard payment terms, revenue is recognized when payment is received.
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within the next twelve months are classified as long-term deferred revenue.
     Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of the Company’s revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its balance sheet short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next twelve months. Amounts that the Company does not expect to recognize prior to the next twelve months are classified as long-term deferred revenue. However, this estimate is based on the Company’s collaboration agreements and its current operating plan and, if either should change in the future, the Company may recognize a different amount of revenue over the next twelve-month period.
     The estimate of deferred revenue also reflects management’s estimate of the periods of its continuing involvement in its collaborations and the estimated periods over which its performance obligations will be completed. In some instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company recognizes and records in future periods.
     Additional information on the Company’s collaborative arrangements is included in Notes (10), (11) and (12).
(2) Unaudited Interim Financial Statements

     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three-month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 11, 2009.
(3) Reclassifications
     Certain amounts in the prior year’s financial statements have been reclassified to be consistent with the current year’s presentation.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2009 and December 31, 2008 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive loss” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at either March 31, 2009 or December 31, 2008. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in three months ended March 31, 2009 and 2008. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three months ended March 31, 2009 and 2008.
     The Company had no long-term investments as of March 31, 2009 and December 31, 2008. The Company had no auction rate securities as of March 31, 2009 and December 31, 2008.
(5) (a) Fair Values of Assets and Liabilities
     In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

          The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2009 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$47,099	$47,099	$—	$—
Investments	3,194	—	3,194	—

Total	$50,293	$47,099	$3,194	$—

Liabilities	$—	$—	$—	$—
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
(5) (b) Unrealized Losses
          Investments with unrealized losses are those investments whose cost exceeds market value. Investments with unrealized losses are as follows:

	Investments in Continuous		Total
	Unrealized Loss Positions for:		Investments
	Less than	More than	in Unrealized
(In thousands)	12 Months	12 Months	Loss Position
Short-term investments at March 31, 2009
Aggregate fair value of investments with unrealized losses (includes accrued interest of $21)	$—	$1,979	$1,979

Aggregate amount of unrealized losses	$—	$46	$46

Short-term investments at December 31, 2008
Aggregate fair value of investments with unrealized losses (includes accrued interest of $69)	$5,269	$—	$5,269

Aggregate amount of unrealized losses	$44	$—	$44

          The Company holds two investments which have an aggregate market value of $1,979,000 and a gross unrealized loss aggregating $46,000 at March 31, 2009. There are no related realized losses recorded in the Statement of Operations during the three months ended March 31, 2009. Some of the factors reviewed in making the determination not to recognize any losses as of March 31, 2009 are presented below.

     All of these investments are investment grade corporate bonds, which have an aggregate amortized cost of $2,004,000. The Company believes that each of these two issuers have strong positions within their respective segments of the financial services industry.
     The unrealized losses on investments at March 31, 2009, shown in the above table, were primarily due to deterioration, volatility and illiquidity in the broader credit markets that resulted in widening of credit spreads over risk free rates well beyond historical norms, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until a recovery of fair value to amortized cost, which may be their maturity during 2009, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, there were no declines in value that were judged to be other-than-temporary as of March 31, 2009.
(6) Property and Equipment
     At March 31, 2009 and December 31, 2008, net property and equipment at cost consists of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Leasehold improvements	$515	$514
Laboratory equipment and other	2,696	2,694

Total property and equipment, at cost	3,211	3,208
Less: Accumulated depreciation and amortization	1,524	1,384

Property and equipment, net	$1,687	$1,824

     As of March 31, 2009 and December 31, 2008, laboratory equipment and other includes approximately $79,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $29,000 and $25,000, respectively. Total depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $140,000 and $122,000 for the three months ended March 31, 2009 and 2008, respectively.
(7) Restricted Cash
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
(8) Note Payable
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
(9) Comprehensive Loss
     The following table includes the components of comprehensive loss for the three months ended March 31, 2009 and 2008.

(in thousands)	March 31, 2009	March 31, 2008
Net loss	$(252)	$(2,171)
Other comprehensive gain (loss)	3	(10)

Total comprehensive loss	$(249)	$(2,181)

Other comprehensive loss represents the net unrealized losses on available-for-sale investments.
(10) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s on-going IMO-2055 clinical trials, which will continue to be conducted by Idera; Merck KGaA agreed to pay up to €264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay royalties on net sales of products containing our TLR9 agonists that are marketed. In February 2009, the Company amended its license agreement with Merck KGaA so that Idera could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck has filed an IND application with the FDA and assumes sponsorship of these trials. Under the amendment, Merck KGaA has agreed to reimburse the Company for costs associated with any additional trials that the Company initiates and conducts.
     The Company is recognizing the $40.0 million upfront payment as revenue over the twenty-eight-month research term. The Company has estimated that this is its period of continuing involvement under the research arrangement. This estimated period was not impacted by the February 2009 amendment.
     In February 2009, the Company achieved a milestone under its agreement with Merck KGaA upon the dosing of the first patient in a clinical trial of IMO-2055 in combination with Erbitux® and Camptosar® in patients with colorectal cancer. Under the terms of the agreement, the Company received a payment of $4.0 million from Merck KGaA in the second quarter of 2009 and will recognize the revenue in the second quarter of 2009.
(11) License Agreement with Merck & Co., Inc.
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
     The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, the Company received notice that Novartis had elected to extend the research collaboration by an additional year until May 2008, and for such extension Novartis paid the Company an additional $1.0 million. In connection with this amendment, the Company extended the time period over which it is amortizing the upfront payment and the $1.0 million extension payment. In 2008, the research collaboration was extended until December 31, 2008. The Company amortized the upfront payment and the extension payment through the third quarter of 2008 by which time Novartis had initiated a Phase 1 clinical study of QAX935, a novel agonist of TLR9, and the Company’s continuing obligations under the agreement were completed.
(13) Stock-Based Compensation
     The Company accounts for share-based payments to employees under SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $743,000 and $659,000 in its statements of operations for the three months ended March 31, 2009 and 2008, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. There were no stock options granted during the three months ended March 31, 2009. The following assumptions apply to the options granted during the three months ended March 31, 2008:

Average risk free interest rate	3.3%
Expected dividend yield	—
Expected lives	5 years
Expected volatility	65.0%
Weighted average grant date fair value of options granted during the period (per share)	$7.57
     The Company awarded stock options to non-employees to purchase 61,250 shares of common stock during the first quarter of 2008. These options had a Black-Scholes fair value of $725,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 95%. The fair value of the nonvested portion of the non-employee options will be remeasured each quarter in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” (EITF No. 96-18). As a result of this remeasurement, during the three months ended March 31, 2009 approximately $7,000 was credited as a reduction of expense for non-employee stock options and approximately $103,000 was recorded as a charge to expense for non-employee stock options in the three months ended March 31, 2008.
(14) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. As of March 31, 2008, the Company made an estimated quarterly tax payment of $50,000 since it believed that this payment generated income subject to the alternative minimum tax or AMT. The Company did not have income subject to AMT for the three months ended March 31, 2009.
(15) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2009 and 2008, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 6,189,932 and 6,976,663 for the three months ended March 31, 2009 and 2008, respectively, and consist of stock options, warrants and convertible preferred stock. Net loss applicable to common stockholders is the same as net loss for the three months ended March 31, 2009 and 2008.
(16) Warrant Redemption
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

(17) Related Party Transactions
     During the three months ended March 31, 2009 and 2008, the Company paid Dr. Robert W. Karr, a director of the Company, $1,000 and $47,000, respectively, for consulting services.
(18) Subsequent Event
     On May 5, 2009, the Company received a payment of $4.0 million under its agreement with Merck KGaA as a result of the dosing in February 2009 of the first patient in the clinical trial of IMO-2055 in combination with the Erbitux® and Camptosar® in patients with colorectal cancer.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells. Certain TLRs recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
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
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. We are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. We also are preparing to conduct a clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. We have evaluated the mechanism of action of our TLR7 and TLR8 agonist compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.
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
     At March 31, 2009, we had an accumulated deficit of $341.5 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2009, we expect that our research and development expenses will be higher than our research and development expenses in 2008 as we expand our IMO-2125 development program, conduct IND-enabling preclinical evaluations of IMO-3100, and accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8.
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
     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008, fit the definition of “critical accounting estimates and judgments.”
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues, including reimbursement of internal and third-party expenses, and reimbursement of patent related expenses.
     The following is a summary of our alliance revenues:

	Three Months ended March 31,		Percentage
	2009	2008	Change
	(in thousands)
License fees	$5,553	$4,261	30%
Research and development	735	511	44%
Other	15	11	36%

Total alliance revenue	$6,303	$4,783	32%

     Total revenues increased by approximately $1,520,000, or 32%, from $4,783,000 for the three months ended March 31, 2008 to $6,303,000 for the three months ended March 31, 2009.
     License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fee revenue is comprised of a portion of upfront license fee payments and, if applicable, any research period extension payment we have received from collaborative alliances with which we are still involved. License fee revenue is recognized over the period of our continuing involvement in the collaborations. We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates and a $20,000,000 upfront payment from Merck & Co. in December 2006. We also received a $4,000,000 upfront payment from Novartis in July 2005 and an additional $1,000,000 payment, to extend the research portion of the agreement, from Novartis in May 2007.
     License fees increased by $1,292,000 for the three months ended March 31, 2009 compared to 2008 primarily due to an additional $1,619,000 in license fee revenue we recognized in the three months ended March 31, 2009 compared to the same period in 2008 under our collaboration with Merck KGaA, which became effective February 4, 2008. We also recognized $1,250,000 in license fee revenue under our collaboration with Merck & Co. during both the three months ended March 31, 2009 and 2008. License fee revenue recognized under our May 2005 research collaboration with Novartis is also included in the three months ended March 31, 2008 but not the three months ended March 31, 2009 as we completed our research obligations in the third quarter of 2008.
     The $224,000 increase in research and development revenue in the three months ended March 31, 2009 is due to reimbursable clinical trial costs associated with clinical trials we are conducting under our collaboration agreement with Merck KGaA offset by a decrease in revenue from research reimbursements under our collaboration agreement with Merck & Co.
Research and Development Expenses
     Research and development expenses decreased by $56,000, or 1%, from $4,534,000 for the three months ended March 31, 2008 to $4,478,000 for the three months ended March 31, 2009. The decrease in research and development expenses in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to decreased clinical costs associated with IMO-2055, a portion of which are reimbursable under our agreement with Merck KGaA, and decreased non-clinical safety studies associated with IMO-2125. These decreases were offset, in part, by increased non-clinical safety study costs associated with IMO-3100 and basic discovery expense.

	Three Months Ended March 31,		Percentage
	(In thousands)		Increase
	2009	2008	(Decrease)
IMO-2055 External Development Expense	$473	$556	(15)%
IMO-2125 External Development Expense	500	1,262	(60)%
Other Drug Development Expense	1,780	1,024	74%
Basic Discovery Expense	1,725	1,692	2%

Total Research and Development Expense	$4,478	$4,534	(1)%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. IMO-2055 is a lead compound being developed for oncology applications under our collaboration with Merck KGaA that we entered into in December 2007. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055 and through March 31, 2009, we have incurred approximately $14.9 million in external expenses in connection with IMO-2055.

     External development expenses for IMO-2055 decreased by $83,000, or 15%, from $556,000 for the three months ended March 31, 2008 to $473,000 for the three months ended March 31, 2009. The decrease in IMO-2055 expenses for the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to decreased costs associated with our Phase 2 Stage A clinical trial in renal cell carcinoma patients. The decrease was offset, in part, by increases in costs, which are reimbursable under our collaboration with Merck KGaA, associated with our Phase 1b clinical trials in non-small cell lung cancer patients, which was initiated in December 2007, and in colorectal cancer patients, for which we commenced dosing in February 2009, and costs associated with our preparation for a Phase 1 clinical trial in healthy subjects that we initiated in April 2009.
     In December 2007, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Avastin and Tarceva in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 40 patients. In February 2009, we began dosing the first patient in a Phase 1b clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 50 patients. In April 2009, we initiated treatment in a Phase 1 clinical trial of IMO-2055 monotherapy in healthy subjects. The objective of the Phase 1 healthy subjects trial is to characterize further the pharmacokinetic and pharmacodynamic profiles of IMO-2055 after single and multiple weekly subcutaneous and intravenous administrations.
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
     We have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial and the on-going Phase 1b colorectal cancer trial. In addition, we have agreed with Merck KGaA that we will continue to conduct on its behalf a Phase 1 clinical trial in healthy subjects. We may initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055. Merck KGaA has agreed to reimburse us for costs associated with these three Phase 1 or Phase 1b clinical trials that we incur after February 4, 2008, which is the date our agreement with Merck KGaA became effective, and with any additional trials that we may initiate and conduct on behalf of Merck KGaA. Approximately $442,000 and $103,000 of expenses in the three months ended March 31, 2009 and 2008, respectively, related to the Phase 1b combination clinical trial in patients with non-small cell lung cancer, the Phase 1b combination clinical trial in patients with colorectal cancer, and the Phase 1 clinical trial in healthy subjects all of which are reimbursable by Merck KGaA.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic HCV infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 trials development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $5.0 million in external development expenses through March 31, 2009, including costs associated with the initiation of our Phase 1 clinical trial and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 decreased by $762,000, or 60%, from $1,262,000 in the three months ended March 31, 2008 to $500,000 in the three months ended March 31, 2009. The decrease in IMO-2125 expenses in 2009 compared to 2008 was primarily attributable to higher costs for manufacturing IMO-2125 and for nonclinical safety studies of IMO-2125 in the 2008 period. Decreases in expenses for our ongoing Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, which we commenced in September 2007, were offset by expenses incurred in preparation for our Phase 1 clinical trial in treatment naïve patients with chronic HCV infection.

     In our Phase 1 study of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, we are currently recruiting patients and plan to enroll up to 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 at each dose level. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation.
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
     In addition to the on-going Phase 1 clinical trial of IMO-2125, we also are preparing to conduct a Phase 1 clinical trial to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial also will be designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation. We expect to commence this trial in the second half of 2009.
     Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board, our Oncology Clinical Advisory Board, and our Autoimmune Disease Scientific Advisory Board.
     Other drug development expenses increased by $756,000, or 74%, from $1,024,000 for the three months ended March 31, 2008 to $1,780,000 for the three months ended March 31, 2009. The increase in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to increased costs associated with nonclinical safety studies associated with IMO-3100 and other compounds. We selected IMO-3100 as a lead TLR antagonist drug candidate in August 2008. This increase was offset, in part, by decreases in consulting, payroll and overhead expenses.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $33,000, or 2%, from $1,692,000 for the three months ended March 31, 2008 to $1,725,000 for the three months ended March 31, 2009. The increase for the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to an increase in research supplies used in our discovery programs.
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
     General and Administrative Expenses
     General and administrative expenses decreased by $279,000 or 11%, from $2,427,000 in the three months ended March 31, 2008 to $2,148,000 in the three months ended March 31, 2009. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, and our business development initiatives.
     The decrease in general and administrative expenses in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to lower stock-based compensation expense for consultants and lower corporate legal fees.
     Investment Income, net
     Investment income decreased by approximately $335,000, or 83%, from $406,000 in the three months ended March 31, 2008 to $71,000 in the three months ended March 31, 2009. This decrease resulted from lower interest rates and lower average investment balances in the three months ended March 31, 2009.
     Interest Expense
     We did not have interest expense in the three months ended March 31, 2009. In the three months ended March 31, 2008 interest expense was $82,000 representing interest and a prepayment premium associated with a note payable. We repaid the note payable in full in March 2008 and the note was cancelled.
     Foreign Currency Exchange Loss
     We had no foreign currency exchange loss in the three months ended March 31, 2009. Foreign currency exchange loss was $267,000 in the three months ended March 31, 2008. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss.
     Income Tax Expense
     We did not have income subject to the alternative minimum tax for the three months ended March 31, 2009. For the three months ended March 31, 2008, we recorded approximately $50,000 as income tax expense as a result of income subject to the alternative minimum tax.
     Net Loss Applicable to Common Stockholders
     As a result of the factors discussed above, our net loss applicable to common stockholders was $252,000 for the three months ended March 31, 2009 compared to a net loss applicable to common stockholders of $2,171,000 for the three months ended March 31, 2008. We have incurred losses of $81.3 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $341.5 million through March 31, 2009. We may continue to incur substantial operating losses in the future.
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
Cash Flows
     As of March 31, 2009, we had approximately $50,326,000 in cash and cash equivalents and investments, a net decrease of approximately $5,280,000 from December 31, 2008. Operating activities used $5,347,000 of cash during the first quarter of 2009. The $5,347,000 reflects our $252,000 net loss for the period, as adjusted for non-cash expenses, including depreciation, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable and prepaid expenses and other current assets.
     The net cash provided by investing activities during the first quarter of 2009 of $7,247,000 reflects the proceeds of approximately $7,250,000 from securities that matured in the first quarter of 2009. The net cash provided by investing activities also reflects our purchases of laboratory and computer equipment in the first quarter of 2009.
     The net cash provided by financing activities during the first quarter of 2009 of $67,000 reflects proceeds received from the exercise of stock options and employee stock purchases during the first quarter of 2009, offset by payments against our capital leases.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $341.5 million at March 31, 2009. We had cash, cash equivalents and short-term investments of $50.3 million at March 31, 2009. We believe that based on our current operating plan our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2009, we have no assets and liabilities denominated in currencies other than the U.S. dollar, which is our functional currency.
     We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and, within this context, maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We do not own derivative financial investment instruments in our investment portfolio.
     Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred losses in every year since our inception, except for 2002 and 2008 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2009, we had an accumulated deficit of $341.5 million. We have incurred losses of $81.3 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We are investing a significant portion of our time and financial resources in the development of our clinical stage lead drug candidate for infectious diseases, IMO-2125. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-2125 and other drug candidates, including drug candidates being developed by our collaborators. The commercial success of these drug candidates will depend on several factors, including the following:
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon®, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV®, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. Dynavax Technologies Corporation also announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, which comprises a TLR9 agonist covalently attached to ragweed antigen.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 clinical trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the recent approval of two new therapies, Sutent ® and Nexavar ® , developed by other companies for treatment of the same patient populations. In addition, in our Phase I clinical trial of IMO-2125 in patients with chronic HCV infection, due to the enrollment procedure, completion of each cohort has taken longer than anticipated. Patient accrual is a function of many factors, including:
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
     Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In 2007, we commenced a Phase 1b clinical trial of IMO-2055 in oncology, and we commenced a Phase 1 clinical trial of IMO-2125 for chronic HCV infection. In 2008, our collaborator Novartis commenced a Phase 1 clinical trial of QAX935, a novel agonist of TLR9, and in 2009 we commenced a Phase 1 clinical trial and a Phase 1b clinical trial of IMO-2055 under our collaboration with Merck KGaA. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
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
     Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective, or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining a regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively. For example, Dynavax Technologies announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. Dynavax Technologies also announced in May 2008 discontinuation of the clinical development program for TOLAMBA, which comprises a TLR9 agonist covalently attached to a ragweed antigen. In addition, Pfizer, Inc. and Anadys Pharmaceuticals, Inc. each have performed early clinical trials of TLR-targeted compounds for the treatment of chronic HCV infection, and both programs were discontinued. We cannot be certain whether such discontinuations will negatively impact the perception of our TLR technology.

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
     The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations have risks, including the following:
•	our collaborators control the development of the drug candidates being developed with our technologies and compounds including the timing of development;

•	our collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with our collaborators;

•	disagreements with our collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if any of our collaborators fail to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.
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
     Our stock price has been volatile. During the period from January 1, 2008 to April 30, 2009, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $4.66 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past year, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

IDERA PHARMACEUTICALS, INC
Date: May 6, 2009	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, and Chief Scientific Officer (Principal Executive Officer)

Date: May 6, 2009	/s/ Louis J. Arcudi, III
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