Form 10-Q
period 2009-06-30
IDERA PHARMACEUTICALS, INC.
filed 2009-08-04
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009,
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001 per share	23,459,676

Class	Outstanding as of July 31, 2009

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
INDEX
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$48,218	$45,165
Short-term investments	2,223	10,441
Receivables	1,911	474
Prepaid expenses and other current assets	966	876

Total current assets	53,318	56,956
Property and equipment, net	1,547	1,824
Non-current portion of prepaid expenses	104	104
Restricted cash	414	516

Total assets	$55,383	$59,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496	$1,345
Accrued expenses	2,717	1,199
Current portion of capital lease	18	18
Current portion of deferred revenue	21,135	22,295

Total current liabilities	25,366	24,857
Capital lease obligation, net of current portion	20	31
Deferred revenue, net of current portion	2,310	12,165
Other liabilities	221	180

Total liabilities	27,917	37,233

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares at June 30, 2009 and December 31, 2008; Issued and outstanding — 23,455 and 23,413 shares at June 30, 2009 and December 31, 2008, respectively	23	23
Additional paid-in capital	365,068	363,405
Accumulated deficit	(337,635)	(341,225)
Accumulated other comprehensive gain (loss)	10	(36)

Total stockholders’ equity	27,466	22,167

Total liabilities and stockholders’ equity	$55,383	$59,400

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Alliance revenue	$11,497	$7,876	$17,800	$12,660
Operating expenses:
Research and development	5,413	3,752	9,890	8,286
General and administrative	2,133	3,243	4,282	5,671

Total operating expenses	7,546	6,995	14,172	13,957

Income (loss) from operations	3,951	881	3,628	(1,297)
Other income (expense):
Investment income, net	31	410	102	816
Interest expense	—	(5)	—	(87)
Foreign currency exchange loss	—	—	—	(267)

Income (loss) before income taxes	3,982	1,286	3,730	(835)
Income tax (provision) benefit	(140)	50	(140)	—

Net income (loss)	$3,842	$1,336	$3,590	$(835)

Net income (loss) per share (Note 15):
Basic	$0.16	$0.06	$0.15	$(0.04)

Diluted	$0.16	$0.05	$0.15	$(0.04)

Shares used in computing basic net income (loss) per common share	23,407	22,481	23,393	22,190

Shares used in computing diluted net income (loss) per common share	23,956	25,507	24,103	22,190

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$3,590	$(835)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities -
Stock-based compensation	1,507	1,302
Non-employee stock options	(6)	470
Depreciation expense	281	257
Amortization expense	14	45
Issuance of common stock for services rendered	11	12
Changes in operating assets and liabilities -
Accounts receivable	(1,437)	(223)
Prepaid expenses and other current assets	(90)	(16)
Accounts payable and accrued expenses	1,710	94
Deferred revenue	(11,015)	29,871

Net cash (used in) provided by operating activities	(5,435)	30,977
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	—	(11,062)
Proceeds from maturity of available-for-sale securities	8,250	11,145
Decrease in restricted cash	102	—
Purchase of property and equipment	(4)	(254)

Net cash provided by (used in) investing activities	8,348	(171)
Cash Flow from Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	191	6,389
Payments on note payable	—	(1,143)
Repurchase of common stock	(40)	(95)
Payments on capital lease	(11)	(11)

Net cash provided by financing activities	140	5,140

Net increase in cash and cash equivalents	3,053	35,946
Cash and cash equivalents, beginning of period	45,165	12,588

Cash and cash equivalents, end of period	$48,218	$48,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$87

Cash paid for income taxes	$30	$50

     The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)
(1) (a) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells. Certain TLRs recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists, antagonists, and antisense to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. Compounds that we refer to as TLR antisense inhibit production of a specific TLR or of a protein involved in activating a TLR-mediated immune response by inhibiting the translation of the messenger RNA that encodes the target protein.
     Idera’s business strategy is to advance applications of its TLR-targeted drug candidates in multiple disease areas simultaneously. The Company is advancing some of these applications through internal programs, and it seeks to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance the Company’s compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide Idera with the financial resources for its internal research and development programs.
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. The Company is conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. The Company also is preparing to conduct a clinical trial of IMO-2125 to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial is also designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation. The Company expects to commence this trial in the second half of 2009.
     As part of its infectious disease program, the Company is evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. The Company refers to its TLR7 and TLR8 agonists as stabilized immune modulatory RNA , or SIMRA, compounds. It is evaluating the mechanism of action of its SIMRA compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.
     In the Company’s autoimmune and inflammatory disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. The Company has evaluated some of these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. Idera has selected IMO-3100 as a lead TLR antagonist drug candidate, and is currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. The Company has formed an Autoimmune Disease Scientific Advisory Board to assist it in developing the clinical development strategy for IMO-3100 and other antagonist candidates in autoimmune and inflammatory diseases. The Company also is studying the potential application of TLR antisense in autoimmune and inflammatory diseases.
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
     The Company has incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $337.6 million at June 30, 2009. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for its products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.
     (b) Recently Adopted Accounting Pronouncements
     On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1) on a retrospective basis for all collaborative arrangements existing as of January 1, 2009. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in collaborative arrangements and between participants in the arrangement and third parties. The adoption of EITF 07-1 did not have a material impact on the Company’s financial statements.
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
     Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of internal and external research and development expenses and patent-related expenses and royalties on product sales. The Company classifies all of these cash in-flows as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements, as defined by EITF 07-1, is as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Merck KGaA	$9,986	$4,878	$14,778	$7,648
Merck & Co.	1,465	2,637	2,944	4,276
Novartis	7	321	12	651

Total	$11,458	$7,836	$17,734	$12,575

     During the three months ended June 30, 2009 and 2008, the Company incurred approximately $1,674,000 and $563,000, respectively, in third-party expenses in connection with its collaborative arrangements. During the six months ended June 30, 2009 and 2008, the Company incurred approximately $2,152,000 and $947,000, respectively, in third-party expenses in connection with its collaborative arrangements. Third party expenses are classified as research and development and general and administrative expenses in the Company’s statement of operations.

     The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
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
     For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collectability is reasonably assured. In the event that the agreement provides for payment to be made beyond to the Company’s standard payment terms, revenue is recognized when payment is received.
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
     During the second quarter of 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of FSP FAS 107-1 did not have a significant impact on the Company’s financial position or results of operations.

     During the second quarter of 2009, the Company adopted FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidelines for making fair value measurements, provides authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP FAS 157-4 requires additional disclosures of the input and valuation techniques used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of FSP FAS 157-4 did not impact the Company’s financial position or results of operations.
     During the second quarter of 2009, the Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes existing accounting requirements for other-than-temporary impairment of debt securities. The adoption of FSP FAS 115-2 did not impact the Company’s financial position or results of operations.
     During the second quarter of 2009, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165). SFAS 165 is similar to the subsequent events guidance in the current auditing literature except that it clarifies and discloses the period during which companies monitor subsequent events in order to determine what impact, if any, the subsequent events have on the information disclosed in the financial statements and footnotes. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.
     (c) Subsequent Events
     The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three- and six-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 11, 2009.
(3) Reclassifications
     Certain amounts in the prior year’s financial statements have been reclassified to be consistent with the current year’s presentation.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2009 consisted of cash, money market funds and certificates of deposit and at December 31, 2008 consisted of cash and money market funds.
     The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Management

determines the appropriate classification of marketable securities at the time of purchase. In accordance with SFAS No. 115, investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive gain (loss)” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other than temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments, as defined by SFAS No. 115, at either June 30, 2009 or December 31, 2008. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in three or six months ended June 30, 2009 and 2008. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or six months ended June 30, 2009 and 2008.
     The Company had no long-term investments as of June 30, 2009 and December 31, 2008. The Company had no auction rate securities as of June 30, 2009 and December 31, 2008.
     The Company’s short-term available-for-sale investments at market value consisted of the following at June 30, 2009 and December 31, 2008:

June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Losses	Gains	Fair Value
Corporate bonds due in one year or less	$2,213	$—	$10	$2,223

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Losses	Gains	Fair Value
Corporate bonds due in one year or less	$10,477	$44	$8	$10,441

(5) Fair Values of Assets and Liabilities
     In accordance with the provisions of SFAS No. 157, Fair Value Measurements, as amended, the Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2009 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$46,342	$46,342	$—	$—
Investments	2,223	—	2,223	—

Total	$48,565	$46,342	$2,223	$—

Liabilities	$—	$—	$—	$—
     The money market fund consists of U.S. treasury debt securities and repurchase agreements collateralized by U.S. treasury debt and is classified as Level 1 since it is actively traded daily at $1.00 net asset value per share.
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
     There were no unrealized losses on investments at June 30, 2009.
     See Note (4).
(6) Property and Equipment
     At June 30, 2009 and December 31, 2008, net property and equipment at cost consists of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Leasehold improvements	$514	$514
Laboratory equipment and other	2,698	2,694

Total property and equipment, at cost	3,212	3,208
Less: Accumulated depreciation and amortization	1,665	1,384

Property and equipment, net	$1,547	$1,824

     As of June 30, 2009 and December 31, 2008, laboratory equipment and other includes approximately $79,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $33,000 and $25,000, respectively. Total depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $140,000 and $134,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $281,000 and $256,000 for the six months ended June 30, 2009 and 2008, respectively.
(7) Restricted Cash
     As part of the operating lease entered into by the Company in October 2006, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by approximately $102,000 in June 2009 upon the second anniversary of the lease commencement date. As a result, at June 30, 2009 restricted cash was $516,000. The remaining restricted cash is held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be further reduced by approximately $102,000 upon each of the third and fourth anniversaries of the lease commencement date of June 2007, subject to certain conditions.
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
(9) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$3,842	$1,336	$3,590	$(835)
Other comprehensive gain (loss)	43	(45)	46	(55)

Total comprehensive income (loss)	$3,885	$1,291	$3,636	$(890)

Other comprehensive gain (loss) represents the net unrealized gains or (losses) on available-for-sale investments.
(10) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s on-going IMO-2055 clinical trials, which will continue to be conducted by Idera; Merck KGaA agreed to pay up to €264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay royalties on net sales of products containing the Company’s TLR9 agonists that are marketed. In February 2009, the Company amended its license agreement with Merck KGaA so that Idera could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck has filed an IND application with the FDA and assumes sponsorship of these trials. Under the amendment, Merck KGaA has agreed to reimburse the Company for costs associated with any additional trials that the Company initiates and conducts.
     The Company is recognizing the $40.0 million upfront payment as revenue over the twenty-eight-month research term. The Company has estimated that this is its period of continuing involvement under the research arrangement. This estimated period was not impacted by the February 2009 amendment.
     In February 2009, the Company achieved a milestone under its agreement with Merck KGaA upon the dosing of the first patient in a clinical trial of IMO-2055 in combination with Erbitux® and Camptosar ® in patients with colorectal cancer. Under the terms of the agreement, the Company received a payment of $4.0 million from Merck KGaA in the second quarter of 2009 and recognized the revenue in the second quarter of 2009.
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
     The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, the Company received notice that Novartis had elected to extend the research collaboration by an additional year until May 2008, and for such extension Novartis paid the Company an additional $1.0 million. In connection with this amendment, the Company extended the time period over which it was amortizing the upfront payment and the $1.0 million extension payment. In 2008, the research collaboration was extended until December 31, 2008. The Company amortized the upfront payment and the extension payment through the third quarter of 2008 by which time Novartis had initiated a Phase 1 clinical study of QAX935, a novel agonist of TLR9, and the Company’s continuing obligations under the agreement were completed.
(13) Stock-Based Compensation
     The Company accounts for share-based payments to employees under SFAS No. 123R, “Share-Based Payment,”

(SFAS No. 123R). This statement requires the Company to recognize all share-based payments to employees in the financial statements based on their fair values. Under SFAS No. 123R, the Company is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period. The Company included charges of $764,000 and $644,000 in its statements of operations for the three months ended June 30, 2009 and 2008, respectively, and $1,507,000 and $1,302,000 in its statements of operations for the six months ended June 30, 2009 and 2008, respectively, representing the stock compensation expense computed in accordance with SFAS No. 123R.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the 70,000 and 654,250 options granted to employees and directors during the six months ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30,
	2009	2008
Average risk free interest rate	2.7%	3.3%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	69.0%	65.3%

Weighted average grant date fair value of options granted during the period (per share)	$3.96	$7.62
     The Company awarded stock options to non-employees to purchase 10,000 shares of common stock during the first six months of 2009. These options had a Black-Scholes fair value of $58,000 at the time of grant based on a risk free interest rate of 3.7%, an expected life of 10 years, and an expected volatility of 88%. The Company awarded stock options to non-employees to purchase 87,250 shares of common stock during the first six months of 2008. These options had a Black-Scholes fair value of $1,055,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 94%. The fair value of the nonvested portion of the non-employee options is remeasured each quarter in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” (EITF No. 96-18). As a result of this remeasurement, the expense for non-employee options was zero and $368,000 for the three months ended June 30, 2009 and 2008, respectively, and $470,000 for the six months ended June 30, 2008. There was a $6,000 credit as a reduction of expense for non-employee stock options for the six months ended June 30, 2009.
(14) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. In the three months ended March 31, 2008, the Company made an estimated quarterly tax payment of $50,000 since it believed that this payment generated income subject to the alternative minimum tax, or AMT. In the three months ended June 30, 2008, the Company reversed the $50,000 recorded as income tax expense as the Company no longer expected to have income subject to AMT. During the three and six months ended June 30, 2009, the Company recognized $140,000 in AMT taxes.

(15) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic and dilutive net income (loss) per share:
Net income (loss)	$3,842	$1,336	$3,590	$(835)

Denominator for basic income (loss) per share:
Weighted average common shares outstanding	23,407	22,481	23,393	22,190
Effect of dilutive securities:
Common stock options and warrants	549	3,026	710	—

Denominator for diluted net income (loss) per share	23,956	25,507	24,103	22,190

Basic net income (loss) per share	$0.16	$0.06	$0.15	$(0.04)

Diluted net income (loss) per share	$0.16	$0.05	$0.15	$(0.04)

     For the three and six months ended June 30, 2009 and the three months ended June 30, 2008, 2,232,841, 2,206,653 and 100,426 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options are antidilutive. For the six months ended June 30, 2008, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 2,206,653 and 6,388,313 for the six months ended June 30, 2009 and 2008, respectively, and consist of shares of underlying stock options and warrants. Net income (loss) applicable to common stockholders is the same as net income (loss) for all periods presented.
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
     During the six months ended June 30, 2009 and 2008, the Company issued 1,159,168 shares of common stock in connection with warrant and stock option exercises resulting in total proceeds to the Company of $191,000 and $6,389,000, respectively.
(17) Related Party Transactions
     During the three months ended June 30, 2009 and 2008, the Company recorded expense of $6,000 and $47,000, respectively, for consulting services provided by Dr. Robert W. Karr, a director of the Company. During the six months ended June 30, 2009 and 2008, the Company recorded expense of $7,000 and $94,000, respectively, for consulting services provided by Dr. Karr.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and have not been approved for any commercial use. TLRs are specific receptors present in immune system cells. Certain TLRs recognize the DNA or RNA of pathogens such as bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists, antagonists and antisense to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. Compounds that we refer to as TLR antisense inhibit production of a specific TLR or of a protein involved in activating a TLR-mediated immune response by inhibiting the translation of the messenger RNA that encodes the target protein.
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
     In our autoimmune and inflammatory disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. We have evaluated some of these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. We have selected IMO-3100 as a lead TLR antagonist drug candidate, and are currently conducting preclinical development studies in anticipation of submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. We are also studying the potential application of TLR antisense in autoimmune and inflammatory diseases.
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
     At June 30, 2009, we had an accumulated deficit of $337.6 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development expenses in 2009 will be higher than our research and development expenses in 2008 as we expand our IMO-2125 development program, conduct IND-enabling preclinical evaluations of IMO-3100, accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8, and continue evaluation of TLR antisense.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues, including reimbursement of internal and third-party expenses, milestones, and other patent-related reimbursements.
     The following is a summary of our alliance revenues:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
License fees	$5,553	$5,881	(6)%	$11,105	$10,142	9%
Research and development	1,921	984	95%	2,657	1,495	78%
Milestones	3,996	1,000	300%	3,996	1,000	300%
Other	27	11	145%	42	23	83%

Total alliance revenue	$11,497	$7,876	46%	$17,800	$12,660	41%

     Total alliance revenues increased by approximately $3,621,000, or 46%, for the three months ended June 30, 2009 compared to the same period in 2008 and increased by approximately $5,140,000, or 41%, for the six months ended June 30, 2009 compared to the same period in 2008.
     License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fee revenue is comprised of a portion of upfront license fee payments and, if applicable, any research period extension payment we have received from collaborative alliances with which we are still involved. License fee revenue is recognized on a straight-line basis over the period of our continuing involvement in the collaborations. We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates and a $20,000,000 upfront payment from Merck & Co. in December 2006. We also received from Novartis a $4,000,000 upfront payment in July 2005 and an additional $1,000,000 payment, to extend the research portion of the agreement, in May 2007.
     License fees decreased by $328,000 for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to license fee revenue recognized under our May 2005 research collaboration with Novartis included in the three months ended June 30, 2008 but not the three months ended June 30, 2009 as we completed our research obligations under that collaboration in the third quarter of 2008. License fees increased by $963,000 for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an additional $1,619,000 in license fee revenue we recognized in the six months ended June 30, 2009 compared to the same period in 2008 under our collaboration with Merck KGaA, which became effective February 4, 2008. This increase in the six months ended June 30, 2009 compared to the same period in 2008 was offset, in part, by license fee revenue recognized under our May 2005 research collaboration with Novartis included in the six months ended June 30, 2008 but not the six months ended June 30, 2009 as we completed our research obligations in the third quarter of 2008. We also recognized $1,250,000 in license fee revenue under our collaboration with Merck & Co. during both the three months ended June 30, 2009 and 2008 and $2,500,000 in license fee revenue under our collaboration with Merck & Co. during both the six months ended June 30, 2009 and 2008.
     The $937,000 and $1,162,000 increase in research and development revenue in the three and six months ended June 30, 2009 is due to reimbursable clinical trial costs associated with clinical trials we are conducting under our collaboration agreement with Merck KGaA offset by a decrease in revenue from research reimbursements under our collaboration agreement with Merck & Co.
     The increase in alliance revenue in the three- and six-month periods is also attributable to a milestone earned in 2009 under our collaboration with Merck KGaA as a result of the dosing in February 2009 of the first patient in the clinical trial of IMO-2055 in combination with Erbitux® and Camptosar® in patients with colorectal cancer. In the 2008 periods, our milestone revenue is attributable to a milestone earned under our collaboration with Merck & Co. relating to a preclinical milestone achieved with one of our novel TLR9 agonists used as an adjuvant in cancer vaccines.
Research and Development Expenses
     Research and development expenses increased by $1,661,000, or 44%, from $3,752,000 for the three months ended June 30, 2008 to $5,413,000 for the three months ended June 30, 2009 and increased by $1,604,000, or 19%, from $8,286,000 for the six months ended June 30, 2008 to $9,890,000 for the six months ended June 30, 2009. The increase in research and development expenses in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to increased clinical costs associated with IMO-2055, a portion of which are reimbursable under our agreement with Merck KGaA, increased clinical costs associated with IMO-2125 and increased non-clinical safety study costs associated with IMO-3100. The increase in the six-month period was offset, in part, by decreased manufacturing and non-clinical safety studies associated with IMO-2125.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
IMO-2055 External Development Expense	$1,662	$555	199%	$2,134	$1,111	92%
IMO-2125 External Development Expense	575	529	9%	1,074	1,792	(40)%
Other Drug Development Expense	1,425	960	48%	3,206	1,983	62%
Basic Discovery Expense	1,751	1,708	3%	3,476	3,400	2%

Total Research and Development Expense	$5,413	$3,752	44%	$9,890	$8,286	19%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. IMO-2055 is a lead compound being developed for oncology applications under our collaboration with Merck KGaA that we entered into in December 2007. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055 and through June 30, 2009, we have incurred approximately $16.5 million in external expenses in connection with IMO-2055.
     External development expenses for IMO-2055 increased by $1,107,000, or 199%, from $555,000 for the three months ended June 30, 2008 to $1,662,000 for the three months ended June 30, 2009 and increased by $1,023,000, or 92%, from $1,111,000 for the six months ended June 30, 2008 to $2,134,000 for the six months ended June 30, 2009. The increases in the three- and six-month periods were primarily attributable to increases in costs, which are reimbursable under our collaboration with Merck KGaA, associated with our Phase 1b clinical trials in non-small cell lung cancer patients, which we initiated in December 2007, and in colorectal cancer patients, for which we commenced dosing in February 2009, and costs associated with our Phase 1 clinical trial in healthy subjects that we initiated in April 2009. These increases were offset, in part, by a decrease in IMO-2055 expenses associated with our Phase 2 Stage A clinical trial in renal cell carcinoma patients which was completed in the second quarter of 2009.
     In December 2007, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Avastin® and Tarceva® in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. This clinical trial was designed with a target enrollment of up to 40 patients. IMO-2055 is being administered at four escalating dose levels with fixed standard dose regimens of Avastin and Tarceva. We intend to report preliminary data from the dose-escalation portion of the trial at a scientific meeting in the third quarter of 2009. Based on the dose escalation portion, a dose level of IMO-2055 has been selected for expanded patient recruitment to evaluate further the safety and pharmacokinetics of the combination.
     In February 2009, we began dosing the first patient in a Phase 1b clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 50 patients. In April 2009, we initiated a Phase 1 clinical trial of IMO-2055 monotherapy in healthy subjects, and all scheduled patient visits were completed by June 2009. The objective of the Phase 1 healthy subjects trial is to characterize further the pharmacokinetic and pharmacodynamic profiles of IMO-2055 after single and multiple weekly subcutaneous and intravenous administrations.
     We reported preliminary data from a Phase 2 Stage A clinical trial of IMO-2055 monotherapy in renal cell carcinoma in October 2008. The study contained four arms, comprised of treatment-naïve and second-line patients randomly assigned to receive IMO-2055 subcutaneously at either 0.16 mg/kg/week or 0.64 mg/kg/week. The primary objective of tumor response based on Response Evaluation Criteria in Solid Tumors, or RECIST, was not achieved in the study. Based on the final data analysis, the median progression-free survival for each of the four arms in the trial was 4.5 months, 4.3 months, 3.4 months and 1.9 months. IMO-2055 treatment was generally well-tolerated with good dose intensity in all arms of the study. We intend to present data from this clinical trial at a scientific conference in the second half of 2009.
     We have agreed with Merck KGaA that we will continue to conduct on its behalf the on-going Phase 1b non-small cell lung cancer trial, the on-going Phase 1b colorectal cancer trial, and the Phase 1 clinical trial in healthy subjects. We may initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055. Merck KGaA has agreed to reimburse us for costs associated with these clinical trials that we incur after February 4, 2008, which is the date our agreement with Merck KGaA became effective, and with any additional trials that we may initiate and conduct on behalf of Merck KGaA. Approximately $1,627,000 and $261,000 of expenses in the three months ended June 30, 2009 and 2008, respectively, and $2,067,000 and $364,000 of expenses in the six months ended June 30, 2009 and 2008, respectively, related to the Phase 1b non-small cell lung cancer trial, the Phase 1b colorectal cancer trial, and the Phase 1 clinical trial in healthy subjects all of which are reimbursable by Merck KGaA.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic HCV infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 trials development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $5.6 million in external development expenses through June 30, 2009, including costs associated with the initiation of our Phase 1 clinical trial and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 increased by $46,000, or 9%, from $529,000 in the three months ended June 30, 2008 to $575,000 in the three months ended June 30, 2009 and decreased by $718,000, or 40%, from $1,792,000 in the six months ended June 30, 2008 to $1,074,000 in the six months ended June 30, 2009. The increase in the three-month period was attributable to increased expenses related to our ongoing Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, which we commenced in September 2007, and expenses incurred in 2009 in preparation for our Phase 1 clinical trial in treatment naïve patients with chronic HCV infection. This increase in the three-month period was offset by a decrease in manufacturing costs and nonclinical safety studies of IMO-2125. The decrease in IMO-2125 expenses in the six months ending June 30, 2009 compared to the six months ending June 30, 2008 was primarily attributable to lower manufacturing costs and lower nonclinical safety studies of IMO-2125. This decrease was offset by higher expenses in 2009 as compared to the same period in 2008 related to our ongoing Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy and expenses incurred in 2009 in preparation for our Phase 1 clinical trial in treatment naïve patients with chronic HCV infection.
     In our Phase 1 study of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, we are currently recruiting patients and plan to enroll approximately 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 after subcutaneous administration at each dose level. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation.
     In this trial, we are enrolling the first five patients per cohort sequentially and allowing each patient to complete at least two weekly injections prior to enrollment of the next patient. Following a safety review of these first five patients in each cohort, the remaining patients of the cohort are enrolled. Due to this enrollment procedure, completion of each cohort has taken longer than anticipated. Currently, we are recruiting patients into the fourth cohort of the trial. We currently expect interim results from this trial will be available late in 2009.
     In addition to the on-going Phase 1 clinical trial of IMO-2125, we also are preparing to conduct a Phase 1 clinical trial to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. We plan to enroll approximately 45 patients in three cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the 15 patients per cohort, 12 will be randomized to receive weekly IMO-2125 by subcutaneous administration and daily oral ribavirin, and three will be randomized to receive placebo and daily oral ribavirin. This clinical trial also is designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation. We expect to commence this trial during the second half of 2009.
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
     Other drug development expenses increased by $465,000, or 48%, from $960,000 for the three months ended June 30, 2008 to $1,425,000 for the three months ended June 30, 2009 and increased by $1,223,000, or 62%, from $1,983,000 for the six months ended June 30, 2008 to $3,206,000 for the six months ended June 30, 2009. The increases in the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to increased costs for nonclinical safety studies and manufacturing associated with IMO-3100 and other compounds.

We selected IMO-3100 as a lead TLR antagonist drug candidate in August 2008. The increase in the six-month period was offset, in part, by decreases in consulting and employee and employee-related expenses.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9 and TLR antisense. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $43,000, or 3%, from $1,708,000 for the three months ended June 30, 2008 to $1,751,000 for the three months ended June 30, 2009 and increased by $76,000, or 2%, from $3,400,000 for the six months ended June 30, 2008 to $3,476,000 for the six months ended June 30, 2009. The increases for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily attributable to higher employee expenses, primarily related to stock compensation, and higher external collaborative research. These increases were offset, in part, by a decrease in overhead expenses.
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
     General and Administrative Expenses
     General and administrative expenses decreased by $1,110,000 or 34%, from $3,243,000 in the three months ended June 30, 2008 to $2,133,000 in the three months ended June 30, 2009 and decreased by $1,389,000 or 24%, from $5,671,000 in the six months ended June 30, 2008 to $4,282,000 in the six months ended June 30, 2009. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, and our business development initiatives.
     The decreases in general and administrative expenses in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were primarily due to lower consulting expenses, patent expenses and stock-based compensation expense for consultants in the 2009 periods. The decrease in the six month-period was also attributable to lower corporate legal fees. These decreases were offset, in part, by higher employee expenses, primarily related to stock-based compensation.
     Investment Income, net
     Investment income, net decreased by approximately $379,000, or 92%, from $410,000 in the three months ended June 30, 2008 to $31,000 in the three months ended June 30, 2009 and decreased by approximately $714,000, or 88%, from $816,000 in the six months ended June 30, 2008 to $102,000 in the six months ended June 30, 2009. This decrease resulted from lower interest rates and lower average investment balances in the three and six months ended June 30, 2009.
     Interest Expense
     We did not have interest expense in the three and six months ended June 30, 2009. In the three months ended June 30, 2008, interest expense was $5,000 and in the six months ended June 30, 2008, interest expense was $87,000. The interest expense in the six months ended June 30, 2008 was primarily related to interest and a prepayment premium associated with a note payable. We repaid the note payable in full in March 2008 and the note was cancelled.
     Foreign Currency Exchange Loss
     We had no foreign currency exchange loss in the three or six months ended June 30, 2009 or the three months ended June 30, 2008. Foreign currency exchange loss was $267,000 in the six months ended June 30, 2008. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss.

     Income Tax (Provision) Benefit
     For the three and six months ended June 30, 2009, we recorded approximately $140,000 as income tax expense as a result of income subject to the alternative minimum tax, or AMT. In the three months ended March 31, 2008, we made an estimated quarterly tax payment and recorded income tax expense of $50,000 as a result of the payment from Merck KGaA generating income we believed would be subject to the alternative minimum tax. In the three months ended June 30, 2008, we reversed the $50,000 recorded as income tax expense as we no longer expected to have income subject to AMT in 2008.
     Net Income (Loss)
     As a result of the factors discussed above, our net income was $3,842,000 for the three months ended June 30, 2009 compared to $1,336,000 for the three months ended June 30, 2008 and our net income was $3,590,000 for the six months ended June 30, 2009 compared to a net loss of $835,000 for the six months ended June 30, 2008. We have incurred losses of $77.4 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $337.6 million through June 30, 2009. We may continue to incur substantial operating losses in the future.
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
     During the six months ended June 30, 2009 and 2008, we received total proceeds of $191,000 and $6,389,000, respectively, from purchases under our employee stock plan and warrant and stock option exercises.
     In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement, in February 2008 Merck KGaA paid us a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates. In the second quarter of 2009, we received a milestone payment of $4.0 from Merck KGaA.
     In June 2007, we executed a promissory note in the aggregate principal amount of $1.3 million in favor of General Electric Capital Corporation, or GE. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1.2 million to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1.1 million of principal amount outstanding plus accrued interest through the date of payment and a prepayment premium of approximately $0.1 million. The note has been cancelled.
Cash Flows
     As of June 30, 2009, we had approximately $50,441,000 in cash and cash equivalents and investments, a net decrease of approximately $5,165,000 from December 31, 2008. Operating activities used $5,435,000 of cash during the first half of 2009, reflecting our $3,590,000 net income for the period, as adjusted for non-cash expenses, including depreciation, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable and prepaid expenses and other current assets.
     The net cash provided by investing activities during the first half of 2009 of $8,348,000 reflects the proceeds of approximately $8,250,000 from securities that matured in the first half of 2009 and an increase in available cash of $102,000 as a result of a reduction to our restricted cash requirements for a security deposit under the terms of our facility operating lease, offset in part by purchases of laboratory and computer equipment in the first half of 2009.
     The net cash provided by financing activities during the first half of 2009 of $140,000 reflects proceeds of $191,000 received from the exercise of stock options and employee stock purchases during the first half of 2009 offset by payments against our capital leases and the repurchase of 6,615 shares of our common stock.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $337.6 million at June 30, 2009. We had cash, cash equivalents and short-term investments of $50.4 million at June 30, 2009. We believe that based on our current operating plan our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     As of June 30, 2009, we have no significant foreign currency exposure, as compared to the U.S. dollar, which is our functional currency.
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
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred losses in every year since our inception, except for 2002 and 2008 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2009, we had an accumulated deficit of $337.6 million. We have incurred losses of $77.4 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     Our efforts to commercialize IMO-2125 are at an early stage, as we are currently conducting an initial Phase 1 safety clinical trial of this drug candidate in a defined patient population and preparing a second Phase 1 clinical trial. If we are not successful in commercializing this or our other drug candidates, or are significantly delayed in doing so, our business will be materially harmed.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example,

in Stage A of our Phase 2 clinical trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the then-recent approval of two new therapies, Sutent® and Nexavar®, developed by other companies for treatment of the same patient populations. In addition, in our on-going Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, completion of each cohort has taken longer than anticipated due to the enrollment procedure. Patient accrual is a function of many factors, including:
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
     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our drug candidates in the therapeutic effect these competitive products have on diseases targeted by our drug candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. As examples, the FDA recently approved drugs developed by other companies, Sutent and Nexavar for use in renal cell cancer, which is the indication for which we evaluated IMO-2055 monotherapy in our Phase 2 clinical trial. Pfizer, Inc. is conducting clinical trials of PF-3512676, a TLR9 agonist for treating cancer. In addition, Dynavax Technologies Corporation has announced initiation of a clinical trial for its TLR9 agonist 1018 ISS for cancer. Both Pfizer, Inc., and Dynavax Technologies Corporation have clinical programs, either independently or with collaborators, in therapeutic fields other than cancer, such as asthma and allergy treatments and for use as vaccine adjuvants, that also potentially compete with our drug candidates.
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
Risks Relating to Product Manufacturing, Marketing and Sales and Reliance on Third Parties
Because we have limited manufacturing experience and no manufacturing facilities or infrastructure, we are dependent on third-party manufacturers to manufacture products for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We have contracted with contract research organizations to manage our current Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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
     Our stock price has been volatile. During the period from January 1, 2008 to July 31, 2009, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $4.66 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past year, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(b) Issuer Purchases of Equity Securities
The Company’s repurchase of shares of its common stock during the three months ended June 30, 2009, are as follows:

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number (or
	Total Number	Average	(or units) Purchased as	Approximate Dollar Value) of
	of Shares	Price Paid	Part of	Shares (or units) that may yet be
	(or units)	per Share	Publicly Announced	purchased Under the Plans or
Period	Purchased (1)	(or unit)	Plans or Programs (2)	Programs
April 1, 2009 to April 30, 2009	—	—	—	—

May 1, 2009 to May 31, 2009	—	—	—	—

June 1, 2009 to June 30, 2009	6,615	$6.18	—	—

(1)	The amount listed in this column represents shares of common stock surrendered by an employee to us in satisfaction of tax withholding obligations incurred upon the lapse of restrictions on shares of common stock during the period in accordance with the terms of a restricted stock agreement previously entered into between us and such employee.

(2)	We currently have no plan or program to repurchase our equity securities, aside from additional shares that will be surrendered to us in satisfaction of tax withholding obligations incurred upon the future lapse of restrictions on shares of common stock in accordance with the terms of a restricted stock agreement entered into between us and an employee.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On June 16, 2009, the proposals listed below were voted on and approved at the annual meeting of stockholders.

Proposal	For	Against/Withheld	Abstain
To elect Dr. Robert W. Karr to serve as a Class II Director until the 2012 annual meeting of stockholders	18,709,090	122,975	—

To elect Dr. James B. Wyngaarden to serve as a Class II Director until the 2012 annual meeting of stockholders	18,418,113	413,952	—

To ratify the selection by our audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	18,772,080	12,590	47,395

ITEM 6.	EXHIBITS.
     The list of Exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.
Date: August 4, 2009	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, and Chief Scientific Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ Louis J. Arcudi, III
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