Form 10-K/A
period 2008-12-31
IDERA PHARMACEUTICALS, INC.
filed 2009-10-09
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31918
IDERA PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	04-3072298
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

167 Sidney Street
Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
(617) 679-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on Which Registered:

Common Stock, $.001 par value	NASDAQ Global Market
(Including Associated Preferred Stock Purchase Rights)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Exhibit Index
SIGNATURE
EX-10.55 Amendment dated February 12, 2009 to the License Agreement
EX-31.3 Section 302 Certification of CEO
EX-31.4 Section 302 Certification of CFO

EXPLANATORY NOTE
     Idera Pharmaceuticals, Inc. (“the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 11, 2009 (the “Annual Report”), for the sole purpose of revising the portions of an exhibit for which the Company requested confidential treatment. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

Exhibit Index

Incorporated by Reference
		Filed with this	Form or		SEC File
Exhibit Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 1, 2008	001-31918
3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024
3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024
4.2	Rights Agreement dated December 10, 2001 by and between Idera Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent.		S-2	October 10, 2003	333-109630
4.3	Amendment No. 1 to Rights Agreement dated as of August 27, 2003 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	August 29, 2003	000-27352
4.4	Amendment No. 2 to Rights Agreement dated as of March 24, 2006 between the Company and Mellon Investor Services LLC, as rights agent.		8-K	March 29, 2006	001-31918
4.5	Amendment No. 3 to Rights Agreement dated January 16, 2007 between the Company and Mellon Investor Services, LLC, as rights agent.		8-K	January 17, 2007	001-31918
10.1††	2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918
10.3††	1995 Stock Option Plan.		S-1	November 6, 1995	33-99024
10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918
10.5††	1995 Employee Stock Purchase Plan, as amended.		8-K	June 10, 2008	001-31918
10.6††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	November 9, 2005	001-31918
10.7††	Amendment, dated December 17, 2008 to Employment Agreement by and between the Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918
10.8††	Employment Offer Letter dated November 8, 2007 by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III.		10-K/A	December 24, 2008	001-31918
10.9††	Amendment dated December 17, 2008 to Employment Offer Letter by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated November 8, 2007.		8-K	December 18, 2008	001-31918
10.10††	Non-Employee Director Compensation Program Effective January 1, 2008.		10-K	March 11, 2008	001-31918
10.11††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352
10.12††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

Incorporated by Reference
		Filed with this	Form or		SEC File
Exhibit Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number
10.13††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.14††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918
10.15††	Form of Restricted Stock Agreement Under the 2005 Stock Incentive Plan.		10-Q	August 1, 2007	001-31918
10.16††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10.17††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10.18††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10.19††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918
10.20††	Executive Stock Option Agreement for 1,260,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.21†	Executive Stock Option Agreement for 550,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.22††	Executive Stock Option Agreement for 500,000 Options effective as of July 25, 2001 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal.		10-Q	October 24, 2002	000-27352
10.23††	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024
10.24†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352
10.25†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.26	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352
10.27	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352
10.28	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

Incorporated by Reference
		Filed with this	Form or		SEC File
Exhibit Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

10.29	Registration Rights Agreement, dated as of August 28, 2003 by and among Idera Pharmaceuticals, Inc., the Purchasers and the Agents.		S-2	October 10, 2003	333-109630
10.30	Form of Common Stock Purchase Warrant issued to purchasers of units in a private placement on August 28, 2003 and August 29, 2003.		S-2	October 10, 2003	333-109630
10.31	Form of Common Stock Purchase Warrant issued to selected dealers and placement agents on August 28, 2003 in connection with a private placement.		S-2	October 10, 2003	333-109630
10.32	Registration Rights Agreement, dated August 27, 2004 by and among Idera Pharmaceuticals, Inc., Pillar Investment Limited and Purchasers.		10-Q	November 12, 2004	001-31918
10.33	Form of Warrants issued to investors and the placement agent in connection with Idera Pharmaceuticals, Inc. August 27, 2004 financing.		10-Q	November 12, 2004	001-31918
10.34†	Research Collaboration and Option Agreement by and between Idera Pharmaceuticals, Inc. and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.35†	License, Development and Commercialization Agreement by and between Idera Pharmaceuticals, Inc and Novartis International Pharmaceutical Ltd.		10-Q	August 9, 2005	001-31918
10.36	Engagement letter, dated May 20, 2005, by and among Idera Pharmaceuticals, Inc. and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.37	Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 11, 2008	001-31918
10.38	Amendment dated December 16, 2008 to Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 11, 2009	001-31918
10.39	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918
10.40	Common Stock Purchase Warrant issued to Pillar Investment Limited in connection with the May 20, 2005 Financing.		10-Q	August 9, 2005	001-31918
10.41	Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.42	Registration Rights Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		8-K	March 29, 2006	001-31918
10.43	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and the Investors named therein.		10-Q	August 14, 2006	001-31918
10.44	Form of Warrant issued to Investors in the Company’s March 24, 2006 Private Financing.		8-K	March 29, 2006	001-31918
10.45	Common Stock Purchase Agreement, dated March 24, 2006, by and between the Company and Biotech Shares Ltd.		8-K	March 29, 2006	001-31918

Incorporated by Reference
		Filed with this	Form or		SEC File
Exhibit Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number

10.46	Amendment No. 1 to the Common Stock Purchase Agreement, dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	November 13, 2006	001-31918
10.47	Engagement Letter, dated March 24, 2006, between the Company and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.48	Registration Rights Agreement, dated March 24, 2006, by and among the Company, Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918
10.49	Warrant issued to Biotech Shares Ltd. on March 24, 2006.		8-K	March 29, 2006	001-31918
10.50†	Exclusive License and Research Collaboration Agreement by and between Merck & Co., Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918
10.51	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among the Company and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918
10.52	Promissory Note dated June 12, 2007 made by Idera Pharmaceuticals, Inc. in favor of General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
10.53	Master Security Agreement dated June 12, 2007 by and between Idera Pharmaceuticals, Inc. and General Electric Capital Corporation.		10-Q	August 1, 2007	001-31918
10.54†	License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-K	March 11, 2008	001-31918
10.55†	Amendment dated February 12, 2009 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.	X
23.1	Consent of Independent Registered Public Accounting Firm.		10-K	March 11, 2009	001-31918
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 11, 2009	001-31918
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.		10-K	March 11, 2009	001-31918
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 11, 2009	001-31918

Incorporated by Reference
		Filed with this	Form or		SEC File
Exhibit Number	Description	Form 10-K/A	Schedule	Filing Date with SEC	Number
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 11, 2009	001-31918

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of October 2009.

IDERA PHARMACEUTICALS, INC.
By:	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer and Chief Scientific Officer