Form 10-Q
period 2009-09-30
IDERA PHARMACEUTICALS, INC.
filed 2009-11-05
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Common Stock, par value $.001 per share	23,471,178

Class	Outstanding as of October 30, 2009

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$42,660	$45,165
Short-term investments	1,202	10,441
Receivables	900	474
Prepaid expenses and other current assets	1,055	876

Total current assets	45,817	56,956
Property and equipment, net	1,417	1,824
Non-current portion of prepaid expenses	104	104
Long-term investments	2,209	—
Restricted cash, net of current portion	414	516

Total assets	$49,961	$59,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496	$1,345
Accrued expenses	2,035	1,199
Current portion of capital lease	18	18
Current portion of deferred revenue	16,661	22,295

Total current liabilities	20,210	24,857
Capital lease obligation, net of current portion	15	31
Deferred revenue, net of current portion	1,050	12,165
Other liabilities	232	180

Total liabilities	21,507	37,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares at September 30, 2009 and December 31, 2008; Issued and outstanding — 23,467 and 23,413 shares at September 30, 2009 and December 31, 2008, respectively	23	23
Additional paid-in capital	366,038	363,405
Accumulated deficit	(337,610)	(341,225)
Accumulated other comprehensive income (loss)	3	(36)

Total stockholders’ equity	28,454	22,167

Total liabilities and stockholders’ equity	$49,961	$59,400

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Alliance revenue	$6,538	$7,517	$24,338	$20,196
Operating expenses:
Research and development	4,288	3,580	14,177	11,866
General and administrative	2,210	2,323	6,492	8,013

Total operating expenses	6,498	5,903	20,669	19,879

Income from operations	40	1,614	3,669	317
Other income (expense):
Investment income, net	20	369	122	1,185
Interest expense	—	(3)	—	(90)
Foreign currency exchange loss	(6)	—	(6)	(267)

Income before income taxes	54	1,980	3,785	1,145
Income tax provision	(30)	—	(170)	—

Net income	$24	$1,980	$3,615	$1,145

Net income per share (Note 15):
Basic	$—	$0.09	$0.15	$0.05

Diluted	$—	$0.08	$0.15	$0.04

Shares used in computing basic net income per common share	23,441	23,022	23,409	22,428

Shares used in computing diluted net income per common share	24,341	25,779	24,188	25,538

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income	$3,615	$1,145
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Loss of disposal of property and equipment	—	2
Stock-based compensation	2,304	1,955
Non-employee stock options	108	712
Depreciation	420	391
Amortization of investment premiums	25	53
Issuance of common stock for services rendered	17	17
Changes in operating assets and liabilities —
Accounts receivable	(426)	(1,078)
Prepaid expenses and other current assets	(179)	(170)
Accounts payable and accrued expenses	1,039	421
Deferred revenue	(16,749)	24,111

Net cash (used in) provided by operating activities	(9,826)	27,559
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(2,206)	(22,985)
Proceeds from maturity of available-for-sale securities	9,250	13,145
Decrease (increase) in restricted cash	102	(11)
Purchase of property and equipment	(13)	(355)

Net cash provided by (used in) investing activities	7,133	(10,206)
Cash Flow from Financing Activities:
Proceeds from exercise of common stock options and warrants and employee stock purchases	245	9,831
Payments on note payable	—	(1,143)
Purchase of treasury stock	(41)	(95)
Payments on capital lease	(16)	(16)

Net cash provided by financing activities	188	8,577

Net (decrease) increase in cash and cash equivalents	(2,505)	25,930
Cash and cash equivalents, beginning of period	45,165	12,588

Cash and cash equivalents, end of period	$42,660	$38,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$90

Cash paid for income taxes	$195	$50

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
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
     Idera’s business strategy is to advance applications of its TLR-targeted drug candidates in multiple disease areas simultaneously. The Company is advancing some of these applications through internal programs, and is seeking to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance the Company’s compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide Idera with the financial resources for its internal research and development programs.
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is the Company’s lead drug candidate for infectious diseases. The Company is conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. The trial is designed to assess the safety of IMO-2125. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. The Company also is conducting a Phase 1 clinical trial of IMO-2125 to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. This clinical trial is also designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation.
     As part of its infectious disease program, the Company is evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. The Company refers to its TLR7 and TLR8 agonists as stabilized immune modulatory RNA, or SIMRA, compounds. It is evaluating the mechanism of action of its SIMRA compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.
     In the Company’s autoimmune and inflammatory disease program, it has identified DNA-based compounds that act as antagonists of TLR7 and TLR9. Studies by independent researchers have suggested that immune complexes involved in certain autoimmune diseases trigger inflammatory immune responses mediated through TLR7 and TLR9. As a result, the Company believes that the use of a TLR antagonist to block responses to such immune complexes may provide a novel mechanism of action for potential treatment of autoimmune diseases. The Company has evaluated some of its TLR antagonist compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. The Company has selected IMO-3100 as a lead TLR antagonist drug candidate, and anticipates submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. The Company has formed an Autoimmune

Disease Scientific Advisory Board to assist it in developing the clinical development strategy for IMO-3100 and other antagonist candidates in autoimmune and inflammatory diseases. The Company also is studying the potential application of TLR antisense in autoimmune and inflammatory diseases.
     The Company’s cancer treatment research program is focused on potential applications of its TLR7 and/or TLR8 agonists. The Company is studying its TLR7 and TLR8 agonists in preclinical models of cancer and has observed antitumor activity as monotherapy and in combination with selected targeted agents.
     Idera is also collaborating with three pharmaceutical companies to advance its TLR-targeted compounds in additional disease areas. The Company is collaborating with Merck KGaA for cancer treatment excluding cancer vaccines, with Merck & Co., Inc., or Merck & Co., for vaccine adjuvants, and with Novartis International Pharmaceutical, Ltd., or Novartis, for the treatment of asthma and allergies. Merck KGaA and Merck & Co. are not related.
     The Company has incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $337.6 million at September 30, 2009. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds internally until it successfully completes development and obtains marketing approval for its products, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its therapeutic products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.
     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and a history of operating losses.
     (b) Recently Adopted Accounting Pronouncements
     On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 808-10 (Prior authoritative literature: Emerging Issues Task Force (EITF) 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property) on a retrospective basis for all collaborative arrangements existing as of January 1, 2009. ASC 808-10 defines collaborative arrangements and establishes reporting requirements for transactions between participants in collaborative arrangements and between participants in the arrangement and third parties. The adoption of ASC 808-10 did not have a material impact on the Company’s financial statements.
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
     Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of internal and external research and development expenses and patent-related expenses and royalties on product sales. The Company classifies all of these cash in-flows as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements is as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Merck KGaA	$5,066	$4,587	$19,844	$12,235
Merck & Co.	1,437	1,639	4,381	5,915
Novartis	7	1,208	19	1,859

Total	$6,510	$7,434	$24,244	$20,009

     During the three months ended September 30, 2009 and 2008, the Company incurred approximately $738,000 and $403,000, respectively, in third-party expenses in connection with its collaborative arrangements. During the nine months ended September 30, 2009 and 2008, the Company incurred approximately $2,891,000 and $1,351,000, respectively, in third-party expenses in connection with its collaborative arrangements. These third party expenses are classified as research and development and general and administrative expenses in the Company’s statement of operations.
     When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The Company recognizes revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of the contractual obligation or the estimated continuing involvement of the Company under the research arrangement. If the estimated period of continuing involvement is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.
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
     For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collectability is reasonably assured. In the event that the agreement provides for payment to be made beyond the Company’s standard payment terms, revenue is recognized when payment is received.
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
     During the second quarter of 2009, the Company adopted ASC 825-10 (Prior authoritative literature: FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10 requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of ASC 825-10 did not have a significant impact on the Company’s financial position or results of operations.
     During the second quarter of 2009, the Company adopted ASC 820-10 (Prior authoritative literature: FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidelines for making fair value measurements, provides authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820-10 requires additional disclosures of the input and valuation techniques used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of ASC 820-10 did not impact the Company’s financial position or results of operations.
     During the second quarter of 2009, the Company adopted ASC 320-10 (Prior authoritative literature: FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10 changes existing accounting requirements for other-than-temporary impairment of debt securities. The adoption of ASC 320-10 did not impact the Company’s financial position or results of operations.
     During the second quarter of 2009, the Company adopted ASC 855-10 (Prior authoritative literature: FASB Statement of Financial Accounting Standards No. 165, Subsequent Events). ASC 855-10 is similar to the subsequent events guidance in the current auditing literature except that it clarifies and discloses the period during which companies monitor subsequent events in order to determine what impact, if any, the subsequent events have on the information disclosed in the financial statements and footnotes. The adoption of ASC 855-10 did not impact the Company’s financial position or results of operations.
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
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim period results have been included. The Company believes that its disclosures are adequate to make the information presented not misleading. Interim results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 11, 2009.
(3) Reclassifications

     Certain amounts in the prior year’s financial statements have been reclassified to be consistent with the current year’s presentation.
(4) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2009 and December 31, 2008 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income (loss)” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments at either September 30, 2009 or December 31, 2008. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in three or nine months ended September 30, 2009 and 2008. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or nine months ended September 30, 2009 and 2008.
     The Company’s long-term investments as of September 30, 2009 consist of government bonds. The Company had no long-term investments as of December 31, 2008. The Company had no auction rate securities as of September 30, 2009 and December 31, 2008.
     The Company’s available-for-sale investments at market value consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Losses	Gains	Fair Value
Corporate bonds due in one year or less	$1,202	$—	$—	$1,202
Government bonds due in more than one year	2,206	—	3	2,209

Total	$3,408	$—	$3	$3,411

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Losses	Gains	Fair Value
Corporate bonds due in one year or less	$10,477	$44	$8	$10,441

(5) Fair Values of Assets and Liabilities
     The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions that market participants would use in pricing the asset or liability (the “inputs”) are prioritized into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2009 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$42,614	$42,614	$—	$—
Investments	3,411	—	3,411	—

Total	$46,025	$42,614	$3,411	$—

Liabilities	$—	$—	$—	$—
     The money market fund primarily consists of investments in certificates of deposit, commercial paper, time deposits, U.S. Government agency securities, corporate bonds and repurchase agreements and is classified as Level 1 since it is actively traded daily at $1.00 net asset value per share.
     The fair value of investments is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive gains or losses in the equity section of the balance sheet.
     There were no unrealized losses on investments at September 30, 2009. See Note (4).
(6) Property and Equipment
     At September 30, 2009 and December 31, 2008, net property and equipment at cost consists of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Leasehold improvements	$514	$514
Laboratory equipment and other	2,707	2,694

Total property and equipment, at cost	3,221	3,208
Less: Accumulated depreciation and amortization	1,804	1,384

Property and equipment, net	$1,417	$1,824

     As of September 30, 2009 and December 31, 2008, laboratory equipment and other includes approximately $79,000 of office equipment financed under a capital lease with accumulated depreciation of approximately $37,000 and $25,000, respectively. Total depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $139,000 and $135,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $420,000 and $391,000 for the nine months ended September 30, 2009 and 2008, respectively.

(7) Restricted Cash
     As part of the operating lease entered into by the Company in October 2006, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by approximately $102,000 in June 2009 upon the second anniversary of the lease commencement date. As a result, at September 30, 2009 restricted cash was $516,000, including $102,000 classified in other current assets. The restricted cash is held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be further reduced by approximately $102,000 upon each of the third and fourth anniversaries of the lease commencement date of June 2007, subject to certain conditions.
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
(9) Comprehensive Income
     The following table includes the components of comprehensive income for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net income	$24	$1,980	$3,615	$1,145
Other comprehensive (loss) income	(7)	(291)	39	(346)

Total comprehensive income	$17	$1,689	$3,654	$799

Other comprehensive (loss) income represents the net unrealized gains or (losses) on available-for-sale investments.
(10) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s ongoing IMO-2055 clinical trials; Merck KGaA agreed to pay up to €264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay royalties on net sales of products containing the Company’s TLR9 agonists that are marketed. In February 2009, the Company amended its license agreement with Merck KGaA so that Idera could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck KGaA has filed an IND application for IMO-2055 with the FDA and assumes sponsorship of these trials. Under the amendment, Merck

KGaA has agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. In September 2009, Merck KGaA assumed sponsorship of the Company’s ongoing Phase 1b clinical trials of IMO-2055 and responsibility for conducting all future clinical trials of IMO-2055 for the treatment of cancer excluding vaccines.
     The Company is recognizing the $40.0 million upfront payment as revenue over the twenty-eight-month research term. The Company has estimated that this is its period of continuing involvement under the research arrangement. This estimated period was not impacted by the February 2009 amendment.
     In February 2009, the Company achieved a milestone under its agreement with Merck KGaA upon the dosing of the first patient in a clinical trial of IMO-2055 in combination with Erbitux ® and Camptosar ® in patients with colorectal cancer. Under the terms of the agreement, the Company received a payment of $4.0 million from Merck KGaA in the second quarter of 2009 and recognized the revenue in the second quarter of 2009.
(11) License Agreement with Merck & Co., Inc.
     In December 2006, the Company entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck & Co. worldwide exclusive rights to a number of the Company’s TLR7, 8 and 9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck & Co. to engage in a two-year research and development collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co. and Idera chemistry for use in vaccines in the defined fields, with Merck & Co. having the right to extend the collaboration for two additional one-year periods. In November 2008, Merck & Co. extended this research collaboration for an additional one-year period to December 2009. Under the terms of the agreement: Merck & Co. paid the Company a $20.0 million upfront license fee; Merck & Co. purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck & Co. agreed to fund the research and development collaboration. Merck & Co. also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck & Co. develops and commercializes additional vaccines using the Company’s agonists, it would be entitled to receive additional milestone payments. In addition, Merck & Co. agreed to pay the Company royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     The Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term could be extended. The Company has estimated that this is its period of continuing involvement under the research arrangement.
     In May 2008, under the Company’s collaboration agreement with Merck & Co., a preclinical milestone was achieved with one of its novel TLR9 agonists being used as an adjuvant in cancer vaccines. As a result, the Company received a $1.0 million milestone payment from Merck & Co. in May 2008 and recognized the revenue in the second quarter of 2008.
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
     The Company and Novartis agreed that the term of the research and collaboration phase would be two years commencing in May 2005. The Company initially was recognizing the $4.0 million upfront payment as revenue over the two-year term of the research collaboration. In February 2007, the Company received notice that Novartis had elected to extend the research collaboration by an additional year until May 2008, and for such extension Novartis paid the Company an additional $1.0 million. In connection with this amendment, the Company extended the time period over which it was amortizing the upfront payment and the $1.0 million extension payment. In 2008, the research collaboration was extended until December 31, 2008. The Company amortized the upfront payment and the extension payment through the third quarter of 2008 by which time Novartis had initiated a Phase 1 clinical study of QAX935, a novel agonist of TLR9, and the Company’s continuing obligations under the agreement were completed. As a result of the initiation of the Phase 1 clinical study of QAX935, the Company recognized milestone revenue in the third quarter of 2008 and received a $1.0 million milestone payment from Novartis in October 2008.
(13) Stock-Based Compensation
     The Company recognizes all share-based payments to employees in the financial statements based on their fair values. The Company records compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period which is generally four years. The Company included charges of $797,000 and $653,000 in its statements of operations for the three months ended September 30, 2009 and 2008, respectively, and $2,304,000 and $1,955,000 in its statements of operations for the nine months ended September 30, 2009 and 2008, respectively, representing the stock compensation expense attributable to share-based payments made to employees and directors.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the 130,800 and 658,500 options granted to employees and directors during the nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,
	2009	2008
Average risk free interest rate	2.7%	3.3%
Expected dividend yield	—	—
Expected lives	5.0 years	4.9 years
Expected volatility	68.6%	65.4%

Weighted average grant date fair value of options granted during the period (per share)	$3.82	$7.62
     The Company awarded stock options to non-employees to purchase 10,000 shares of common stock during the first nine months of 2009. These options had a Black-Scholes fair value of $58,000 at the time of grant based on a risk free interest rate of 3.7%, an expected life of 10 years, and an expected volatility of 88%. The Company awarded stock options to non-employees to purchase 87,250 shares of common stock during the first nine months of 2008. These options had a Black-Scholes fair value of $1,055,000 at the time of grant based on a risk free interest rate of 3.9%, an expected life of 10 years, and an expected volatility of 94%. The fair value of the nonvested portion of the non-employee options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date less the amount expensed in prior periods. The resulting expense for non-employee options was $114,000 and $242,000 for the three months ended September 30, 2009 and 2008, respectively, and $108,000 and $712,000 for the nine months ended September 30, 2009 and 2008, respectively.
(14) Alternative Minimum Tax
     Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time. In the three months ended March 31, 2008, the Company made an estimated quarterly tax payment of $50,000 since it believed that this payment generated income subject to the alternative minimum tax, or AMT. In the three months ended June 30, 2008, the Company reversed the $50,000 recorded as income tax expense as the Company no longer expected to have income subject to AMT. During the three and nine months ended September 30, 2009, the Company recognized $30,000 and $170,000 respectively, in AMT taxes.
(15) Net Income per Common Share
     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator for basic and dilutive net income per share:
Net income	$24	$1,980	$3,615	$1,145

Denominator for basic income (loss) per share:
Weighted average common shares outstanding	23,441	23,022	23,409	22,428
Effect of dilutive securities:
Common stock options and warrants	900	2,757	779	3,110

Denominator for diluted net income (loss) per share	24,341	25,779	24,188	25,538

Basic net income per share	$—	$0.09	$0.15	$0.05

Diluted net income per share	$—	$0.08	$0.15	$0.04

     For the three months ended September 30, 2009 and 2008, 1,818,919 and 20,426 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options are antidilutive. For the nine months ended September 30, 2009 and 2008, 1,902,202 and 739,863 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options are antidilutive. Net income applicable to common stockholders is the same as net income for all periods presented.
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
     During the nine months ended September 30, 2009 and 2008, the Company issued 57,654 and 1,801,215 shares, respectively, of common stock in connection with warrant and stock option exercises and employee stock purchases resulting in total proceeds to the Company of $245,000 and $9,831,000, respectively.
(17) Related Party Transactions
     During the nine months ended September 30, 2009 and 2008, the Company recorded expense of $8,000 and $91,000, respectively, for consulting services provided by Dr. Robert W. Karr, a director of the Company.

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
     Our business strategy is to advance applications of our TLR-targeted drug candidates in multiple disease areas simultaneously. We are advancing some of these applications through internal programs, and we are seeking to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs.
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, and cancer. IMO-2125, a TLR9 agonist, is our lead drug candidate for infectious diseases. We are conducting a Phase 1 clinical trial of IMO-2125 in patients with chronic hepatitis C virus, or HCV, infection who have not responded to current standard of care therapy. We also are conducting a Phase 1 clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. As part of our infectious disease program, we are also evaluating RNA-based compounds that act as agonists of TLR7 and/or TLR8. We refer to our TLR7 and TLR8 agonists as stabilized immune modulatory RNA, or SIMRA, compounds. We are evaluating the mechanism of action of our TLR7 and TLR8 agonist compounds in preclinical studies in human cell-based assays and in vivo in non-human primates.
     In our autoimmune and inflammatory disease program, we have identified DNA-based compounds that act as antagonists of TLR7 and TLR9. Studies by independent researchers have suggested that immune complexes involved in certain autoimmune diseases trigger inflammatory immune responses mediated through TLR7 and TLR9. As a result, we believe that the use of a TLR antagonist to block responses to such immune complexes may provide a novel mechanism of action for the treatment of autoimmune diseases. We have evaluated some of these compounds in mouse models of lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, and pulmonary inflammation. We have selected IMO-3100 as a lead TLR antagonist drug candidate, and anticipate submitting an Investigational New Drug, or IND, application to the United States Food and Drug Administration, or FDA, by the end of 2009. We are also studying the potential application of TLR antisense in autoimmune and inflammatory diseases.
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

     At September 30, 2009, we had an accumulated deficit of $337.6 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. We expect that our research and development expenses in 2009 will be higher than our research and development expenses in 2008 as we expand our IMO-2125 development program, conduct IND-enabling preclinical evaluations of IMO-3100, accelerate our early-stage programs on TLR antagonists and on agonists of TLR7 and TLR8, and continue evaluation of TLR antisense.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues, including reimbursement of internal and third-party expenses, milestones, and other patent-related reimbursements.
     The following is a summary of our alliance revenues:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
License fees	$5,553	$5,805	(4%)	$16,658	$15,947	4%
Research and development	969	693	40%	3,626	2,188	66%
Milestones	—	1,000	(100%)	3,996	2,000	100%
Other	16	19	(16%)	58	61	(5%)

Total alliance revenue	$6,538	$7,517	(13%)	$24,338	$20,196	21%

     Total alliance revenues decreased by approximately $979,000, or 13%, for the three months ended September 30, 2009 compared to the same period in 2008 and increased by approximately $4,142,000, or 21%, for the nine months ended September 30, 2009 compared to the same period in 2008.
     License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA, Merck & Co., and Novartis. License fee revenue is comprised of a portion of upfront license fee payments and, if applicable, any research period extension payment we have received from collaborative alliances with which we are still involved. License fee revenue is recognized on a straight-line basis over the expected period of our continuing involvement in the collaborations. We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates and a $20,000,000 upfront payment from Merck & Co. in December 2006. We also received from Novartis a $4,000,000 upfront payment in July 2005 and an additional $1,000,000 payment, to extend the research portion of the agreement, in May 2007.
     License fees decreased by $252,000 for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to license fee revenue recognized under our May 2005 research collaboration with Novartis included in the three months ended September 30, 2008 but not the three months ended September 30, 2009 as we completed our research obligations under that collaboration in the third quarter of 2008. License fees increased by $711,000 for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an additional $1,619,000 in license fee revenue we recognized in the nine months ended September 30, 2009 compared to the same period in 2008 under our collaboration with Merck KGaA, which became effective February 4, 2008. This increase in the nine months ended September 30, 2009 compared to the same period in 2008 was offset, in part, by a decrease in license fee revenue recognized under our May 2005 research collaboration with Novartis in the nine months ended September 30, 2009 as we completed our research obligations in the third quarter of 2008. We also recognized $1,250,000 in license fee revenue under our collaboration with Merck & Co. during both the three months ended September 30, 2009 and 2008 and $3,750,000 in license fee revenue under our collaboration with Merck & Co. during both the nine months ended September 30, 2009 and 2008.
     Research and development revenue increased by $276,000 and $1,438,000 in the three and nine months ended September 30, 2009, respectively, due to reimbursable clinical trial costs associated with clinical trials we are conducting under our collaboration agreement with Merck KGaA. These increases were offset by a decrease in revenue from research reimbursements under our collaboration agreement with Merck & Co. We expect research and development revenue to be substantially lower in future periods because the sponsorship of the two on-going Phase 1b clinical trials of IMO-2055 was transferred to Merck KGaA in September 2009 and as a result we expect our reimbursable clinical trial costs to be substantially lower.
     The decrease in milestone revenue in the three-month period is attributable to a $1,000,000 milestone earned in the 2008 period under our collaboration with Novartis relating to an initiation of a Phase 1 clinical trial by Novartis. The increase in milestone revenue in the nine-month period is attributable to a $3,996,000 milestone earned in the 2009 period under our collaboration with Merck KGaA as a result of the dosing in February 2009 of the first patient in the clinical trial of IMO-2055 in combination with Erbitux ® and Camptosar ® in patients with colorectal cancer. In the nine months ended September 30, 2008, our milestone revenue also included a $1,000,000 milestone earned under our collaboration with Merck & Co. relating to a preclinical milestone achieved with one of our novel TLR9 agonists used as an adjuvant in cancer vaccines.
Research and Development Expenses
     Research and development expenses increased by $708,000, or 20%, from $3,580,000 for the three months ended September 30, 2008 to $4,288,000 for the three months ended September 30, 2009 and increased by $2,311,000 or 19%, from $11,866,000 for the nine months ended September 30, 2008 to $14,177,000 for the nine months ended September 30, 2009. The increase in research and development expenses in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to increased clinical costs associated with IMO-2055, a portion of which are reimbursable under our agreement with

Merck KGaA, increased clinical costs associated with IMO-2125 and increased non-clinical safety study costs associated with IMO-3100. These increases were offset, in part, by decreased manufacturing and non-clinical safety studies associated with IMO-2125.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
IMO-2055 External Development Expense	$732	$402	82%	$2,869	$1,513	90%
IMO-2125 External Development Expense	432	556	(22%)	1,507	2,348	(36%)
Other Drug Development Expense	1,260	964	31%	4,460	2,947	51%
Basic Discovery Expense	1,864	1,658	12%	5,341	5,058	6%

Total Research and Development Expense	$4,288	$3,580	20%	$14,177	$11,866	19%

     In the preceding table, research and development expense is set forth in the following four categories:
     IMO-2055 External Development Expenses. IMO-2055 is a lead compound being developed for oncology applications under our collaboration with Merck KGaA that we entered into in December 2007. External development expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical trials but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055 and through September 30, 2009, we have incurred approximately $17.3 million in external expenses in connection with IMO-2055.
     Under our collaboration, Merck KGaA is responsible for all development of IMO-2055 for the treatment of cancer excluding vaccines. In February 2009, we amended our license agreement with Merck KGaA so that we could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, until such time as Merck KGaA filed an IND application for IMO-2055 with the FDA and assumed sponsorship of these trials. Merck KGaA agreed to reimburse us for costs associated with any trials that we initiated and conducted, including costs associated with the Phase 1b clinical trials of IMO-2055 in non-small cell lung cancer and in colorectal cancer and a Phase 1 clinical trial of IMO-2055 in healthy subjects that we incur after February 4, 2008, which is the date our agreement with Merck KGaA became effective. In September 2009, Merck KGaA assumed sponsorship of the Company’s ongoing Phase 1b clinical trials of IMO-2055 and responsibility for conducting all future clinical trials of IMO-2055 for the treatment of cancer excluding vaccines. As a result, we expect expenses incurred by us for IMO-2055 development to be substantially lower in future periods.
     External development expenses for IMO-2055 increased by $330,000, or 82%, from $402,000 for the three months ended September 30, 2008 to $732,000 for the three months ended September 30, 2009 and increased by $1,356,000, or 90%, from $1,513,000 for the nine months ended September 30, 2008 to $2,869,000 for the nine months ended September 30, 2009. The increases in the three- and nine-month periods were primarily attributable to increases in costs, which are reimbursable under our collaboration with Merck KGaA, associated with our Phase 1b clinical trials in non-small cell lung cancer patients, which we initiated in December 2007, and in colorectal cancer patients, for which we commenced dosing in February 2009, and costs associated with the Phase 1 clinical trial in healthy subjects that we initiated in April 2009. These increases were offset, in part, by a decrease in IMO-2055 expenses associated with our Phase 2 Stage A clinical trial in renal cell carcinoma patients which was completed in the second quarter of 2009.
     In December 2007, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Avastin® and Tarceva® in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. This clinical trial was designed with a target enrollment of up to 40 patients. In September 2009, we reported preliminary data from the dose-escalation portion of the trial, in which IMO-2055 was administered at four escalating dose levels up to 0.48 mg/kg/week with fixed standard dose regimens of Avastin and Tarceva. IMO-2055 was well tolerated at all dose levels, and eight of the 16 patients enrolled in the dose-escalation portion of the trial remained on treatment for at least 18 weeks. Of the 13 patients evaluable for tumor response in the dose-escalation portion of the trial, three had a partial response and eight experienced stable disease. Based on the dose escalation portion, a dose level of IMO-2055 has been selected for expanded patient recruitment to evaluate further the safety and pharmacokinetics of the combination.
     In February 2009, we began dosing the first patient in a Phase 1b clinical trial of IMO-2055 in combination with Erbitux and Camptosar in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. Patients currently are being recruited for this clinical trial, which was designed with a target enrollment of up to 50 patients.
     In April 2009, we initiated a Phase 1 clinical trial of IMO-2055 monotherapy in healthy subjects, and all scheduled patient visits were completed by June 2009. The objective of the Phase 1 healthy subjects trial was to characterize further the pharmacokinetic and pharmacodynamic profiles of IMO-2055 after single and multiple weekly subcutaneous and intravenous administrations.
     We reported final data from a Phase 2 Stage A clinical trial of IMO-2055 monotherapy in renal cell carcinoma in September 2009. The study contained four arms, comprised of treatment-naïve and second-line patients randomly assigned to receive IMO-2055 subcutaneously at either 0.16 mg/kg/week or 0.64 mg/kg/week. The primary objective of tumor response based on Response Evaluation Criteria in Solid Tumors, or RECIST, was not achieved in the study. Based on the final data analysis, the median progression-free survival was 4.5 months and 1.9 months for the 0.16- and 0.64-mg/kg/week treatment-naïve patients, and 3.4 months and 4.3 months for the 0.16- and 0.64-mg/kg/week second-line patients, respectively. Median overall survival was 23.5 months over all arms, and 58% of patients had stable disease. Two patients had confirmed partial responses, and seven patients received weekly IMO-2055 treatment for at least one year. IMO-2055 treatment was generally well-tolerated with good dose intensity in all arms of the study.
     Approximately $643,000 and $237,000 of expenses in the three months ended September 30, 2009 and 2008, respectively, and $2,710,000 and $601,000 of expenses in the nine months ended September 30, 2009 and 2008, respectively, related to the Phase 1b non-small cell lung cancer trial, the Phase 1b colorectal cancer trial, and the Phase 1 clinical trial in healthy subjects, all of which are being reimbursed by Merck KGaA.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, our lead compound initially being developed for chronic HCV infection. These external expenses reflect payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 trials development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $6.0 million in external development expenses through September 30, 2009, including costs associated with the initiation of our two on-going Phase 1 clinical trials and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 decreased by $124,000, or 22%, from $556,000 in the three months ended September 30, 2008 to $432,000 in the three months ended September 30, 2009 and decreased by $841,000, or 36%, from $2,348,000 in the nine months ended September 30, 2008 to $1,507,000 in the nine months ended September 30, 2009. The decrease in IMO-2125 expenses in the three and nine months ending September 30, 2009 compared to the three and nine months ending September 30, 2008 was primarily attributable to lower manufacturing costs and lower nonclinical safety studies of IMO-2125. The decreases in the three- and nine-month periods were partially offset by expenses incurred in 2009 related to the initiation of our Phase 1 clinical trial in treatment naïve patients with chronic HCV infection. The decrease in the nine-month period was also offset by higher expenses in 2009 as compared to the same period in 2008 related to our ongoing Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy.
     In our Phase 1 study of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, we are currently recruiting patients and plan to enroll approximately 40 patients in four cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the ten patients per cohort, eight will be randomized to receive IMO-2125 treatment and two will be randomized to receive placebo treatment. The trial is designed to assess the safety of IMO-2125 after subcutaneous administration at each dose level. In addition, the trial is designed to evaluate the effects of IMO-2125 on HCV RNA levels and on parameters of immune system activation. The trial is being conducted at six U.S. sites. In this trial, we are enrolling the first five patients per cohort sequentially and allowing each patient to complete at least two weekly injections prior to enrollment of the next patient. Following a safety review of these first five patients in each cohort, the remaining patients of the cohort are enrolled. Due to this enrollment procedure, completion of each cohort has taken longer than anticipated. Currently, we expect to complete enrollment in the fourth cohort of this trial by the end of 2009 and to announce interim results in the first quarter of 2010.
     In October 2009, we initiated a Phase 1 clinical trial to assess the safety of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. We plan to enroll approximately 45 patients in three cohorts at escalating IMO-2125 dose levels, with four weeks of treatment. Of the 15 patients per cohort, 12 will be randomized to receive weekly IMO-2125 by subcutaneous administration and daily oral ribavirin, and three will be randomized to receive placebo and daily oral ribavirin. This clinical trial also is designed to evaluate the effects of IMO-2125 and ribavirin combination treatment on HCV RNA levels and on parameters of immune system activation. We currently are considering modifications to the trial design based on regulatory discussions. We intend to conduct the trial at five or more sites in France and Russia.
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
     Other drug development expenses increased by $296,000, or 31%, from $964,000 for the three months ended September 30, 2008 to $1,260,000 for the three months ended September 30, 2009 and increased by $1,513,000, or 51%, from $2,947,000 for the nine months ended September 30, 2008 to $4,460,000 for the nine months ended September 30, 2009. The increases in the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to increased costs for nonclinical safety studies and manufacturing associated with IMO-3100 and other compounds. We selected IMO-3100 as a lead TLR antagonist drug candidate in August 2008 and anticipate submitting an IND application to FDA by the end of 2009. The increase in the nine-month period was offset, in part, by decreases in consulting and employee and employee-related expenses.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9 and TLR antisense. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $206,000, or 12%, from $1,658,000 for the three months ended September 30, 2008 to $1,864,000 for the three months ended September 30, 2009 and increased by $283,000, or 6%, from $5,058,000 for the nine months ended September 30, 2008 to $5,341,000 for the nine months ended September 30, 2009. The increases for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily attributable to higher employee expenses, relating to payroll and stock compensation, and use of research supplies.
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
     General and Administrative Expenses
     General and administrative expenses decreased by $113,000, or 5%, from $2,323,000 in the three months ended September 30, 2008 to $2,210,000 in the three months ended September 30, 2009 and decreased by $1,521,000, or 19%, from $8,013,000 in the nine months ended September 30, 2008 to $6,492,000 in the nine months ended September 30, 2009. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters and our business development initiatives.
     The decreases in general and administrative expenses in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 were primarily due to lower consulting and other professional fees, patent expenses and stock-based compensation expense for consultants in the 2009 periods. The decrease in the nine-month period was also attributable to lower corporate legal fees. These decreases were offset, in part, by higher employee expenses, primarily related to stock-based compensation.
     Investment Income, net
     Investment income, net decreased by approximately $349,000, or 95%, from $369,000 in the three months ended September 30, 2008 to $20,000 in the three months ended September 30, 2009 and decreased by approximately $1,063,000, or 90%, from $1,185,000 in the nine months ended September 30, 2008 to $122,000 in the nine months ended September 30, 2009. This decrease resulted from lower interest rates and lower average investment balances in the three and nine months ended September 30, 2009.
     Interest Expense
     We did not have interest expense in the three and nine months ended September 30, 2009. In the three and nine months ended September 30, 2008, interest expense was $3,000 and $90,000, respectively. The interest expense in the nine months ended September 30, 2008 was primarily related to interest and a prepayment premium associated with a note payable. We repaid the note payable in full in March 2008 and the note was cancelled.
     Foreign Currency Exchange Loss
     We have a clinical trial contract denominated in Euros and had a foreign currency exchange loss of $6,000 in the three and nine months ended September 30, 2009 as a result of the declining value of the U.S. dollar. We had no foreign currency exchange loss in the three months ended September 30, 2008. Foreign currency exchange loss was $267,000 in the nine months ended September 30, 2008. In February 2008, Merck KGaA paid us a $40,000,000 upfront license fee denominated in Euros. We received $39,733,000 U.S. dollars due to foreign currency exchange rates in effect at the time we received the payment, which resulted in the foreign currency exchange loss.
     Income Tax Provision
     For the three and nine months ended September 30, 2009, we recorded approximately $30,000 and $170,000, respectively, as income tax expense as a result of income subject to the alternative minimum tax, or AMT. We had no income subject to AMT during the three and nine months ended September 30, 2008.
     Net Income
     As a result of the factors discussed above, our net income was $24,000 for the three months ended September 30, 2009 compared to $1,980,000 for the three months ended September 30, 2008 and $3,615,000 for the nine months ended September 30, 2009 compared to $1,145,000 for the nine months ended September 30, 2008. We have incurred losses of $77.4 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $337.6 million through September 30, 2009. We may continue to incur substantial operating losses in the future.
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
     During the nine months ended September 30, 2009 and 2008, we received total proceeds of $245,000 and $9,831,000, respectively, from purchases under our employee stock plan and warrant and stock option exercises.
     In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement, in February 2008 Merck KGaA paid us a $40,000,000 upfront license fee in Euros of which we received $39,733,000 due to foreign currency exchange rates. In the second quarter of 2009, we received a milestone payment of $3,996,000 from Merck KGaA.
     In June 2007, we executed a promissory note in the aggregate principal amount of $1,278,000 in favor of General Electric Capital Corporation, or GE. The promissory note was secured by specific laboratory, manufacturing, office and computer equipment and was subject to the terms of a master security agreement between us and GE. The promissory note bore interest at a fixed rate of 11% per annum, and was payable in 48 consecutive monthly installments of principal and accrued interest, with the first installment having been paid out of the proceeds of the borrowing. In March 2008, we paid approximately $1,189,000 to GE as payment in full of all obligations outstanding under our promissory note with GE. The payment represented approximately $1,121,000 of principal amount outstanding plus accrued interest through the date of payment of approximately $12,000 and a prepayment premium of approximately $56,000. The note has been cancelled.
Cash Flows
     As of September 30, 2009, we had approximately $46,071,000 in cash and cash equivalents and investments, a net decrease of approximately $9,535,000 from December 31, 2008. Operating activities used $9,826,000 of cash during the nine months ended September 30, 2009, reflecting our $3,615,000 net income for the period, as adjusted for non-cash expenses, including depreciation, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable and prepaid expenses and other current assets.
     The net cash provided by investing activities during the nine months ended September 30, 2009 of $7,133,000 reflects the proceeds of approximately $9,250,000 from securities that matured in the three months ended September 30, 2009 and an increase in available cash of $102,000 as a result of a reduction to our restricted cash requirements for a security deposit under the terms of our facility operating lease offset, in part, by our purchase of $2,206,000 of available-for-sale securities and $13,000 of laboratory and computer equipment in the nine-month period.
     The net cash provided by financing activities during the nine months ended September 30, 2009 of $188,000 reflects proceeds of $245,000 received from the exercise of stock options and employee stock purchases during the nine-month period offset by payments against our capital leases and the repurchase of 6,615 shares of our common stock.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002 and 2008 and had an accumulated deficit of $337.6 million at September 30, 2009. We had cash, cash equivalents and available-for-sale investments of $46.1 million at September 30, 2009. We believe that based on our current operating plan our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through December 31, 2010.

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
Contractual Obligations
We have had no material changes to our contractual obligations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2009, we have no significant foreign currency exposure, as compared to the U.S. dollar, which is our functional currency.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred losses in every year since our inception, except for 2002 and 2008 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2009, we had an accumulated deficit of $337.6 million. We have incurred losses of $77.4 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We will need to raise additional funds to operate our business beyond such time, including completing any ongoing clinical trials involving IMO-2125 or other drug candidates we may develop. We believe that the key factors that will affect our ability to obtain additional funding are:
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
     Our efforts to commercialize IMO-2125 are at an early stage, as we are currently conducting initial Phase 1 safety clinical trials of this drug candidate in defined populations of patients with chronic HCV infection. If we are not successful in commercializing this or our other drug candidates, or are significantly delayed in doing so, our business will be materially harmed.
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
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in June 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials in lung cancer for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy. In addition, in January 2007, Coley Pharmaceutical Group announced that it had suspended its development of a TLR9 agonist, Actilon ®, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation announced in March 2008 that two investigational new drug applications for its investigational hepatitis B vaccine, HEPLISAV ®, which includes a proprietary TLR9 agonist, had been placed on clinical hold by the FDA. Dynavax Technologies Corporation also announced in May 2008 discontinuation of the clinical development program for TOLAMBA ®, which comprises a TLR9 agonist covalently attached to ragweed antigen.
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 clinical trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the then-recent approval of two new therapies, Sutent ® and Nexavar ®, developed by other companies for treatment of the same patient populations. In addition, in our ongoing Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, completion of each cohort has taken longer than anticipated due to the enrollment procedure. Patient accrual is a function of many factors, including:
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
     Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In 2007, we commenced a Phase 1b clinical trial of IMO-2055 in oncology, and we commenced a Phase 1 clinical trial of IMO-2125 for chronic HCV infection. In 2008, our collaborator Novartis commenced a Phase 1 clinical trial of QAX935, a novel agonist of TLR9, and in 2009 we commenced a Phase 1 clinical trial and a Phase 1b clinical trial of IMO-2055 under our collaboration with Merck KGaA, and a second Phase 1 clinical trial of IMO-2125 for chronic HCV infection. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues and reduce the probability that a potential product will receive regulatory approval.
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
     We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2012, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
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
     All of the drug candidates that we are developing or may develop in the future will require additional research and development, extensive preclinical studies and clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2125 .
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
     We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Intellectual property laws may change and negatively impact our ability to obtain intellectual property protection for our technologies. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent.
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
     Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs. However in the field of antisense technology, which may include our TLR antisense, we are party to seven royalty-bearing license agreements under which we have acquired rights to patents, patent applications and technology of third parties. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance and other obligations on us.
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
     Our stock price has been volatile. During the period from January 1, 2008 to October 31, 2009, the closing sales price of our common stock ranged from a high of $15.41 per share to a low of $4.66 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past year, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

IDERA PHARMACEUTICALS, INC.
Date: November 5, 2009	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, and Chief Scientific Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Offer letter by and between the Company and Dr. Alice Bexon, dated November 27, 2006, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.