Form 10-Q
period 2010-03-31
IDERA PHARMACEUTICALS, INC.
filed 2010-05-04
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010,
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Common Stock, par value $.001 per share	23,488,925
Class	Outstanding as of March 31, 2010

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except per share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,836	$25,471
Short-term investments, available-for-sale	18,782	6,270
Receivables	42	4,497
Prepaid expenses	2,134	540
Other current assets	479	490

Total current assets	36,273	37,268
Property and equipment, net	1,303	1,387
Non-current portion of prepaid expenses	104	104
Long-term investments, available-for-sale	4,028	8,466
Restricted cash, net of current portion	414	414

Total assets	$42,122	$47,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$1,166
Accrued expenses	2,060	931
Current portion of capital lease	19	19
Current portion of deferred revenue	6,562	12,098

Total current liabilities	9,399	14,214
Capital lease obligation, net of current portion	4	9
Deferred revenue, net of current portion	56	67
Other liabilities	255	244

Total liabilities	9,714	14,534

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares Issued and outstanding — 23,489 and 23,479 shares at March 31, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	368,009	366,780
Accumulated deficit	(335,622)	(333,679)
Accumulated other comprehensive loss	(2)	(19)

Total stockholders’ equity	32,408	33,105

Total liabilities and stockholders’ equity	$42,122	$47,639

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Alliance revenue	$5,577	$6,303
Operating expenses:
Research and development	4,586	4,478
General and administrative	2,732	2,148

Total operating expenses	7,318	6,626

Loss from operations	(1,741)	(323)
Other income (expense):
Investment income, net	26	71
Foreign currency exchange loss	(228)	—

Net loss	$(1,943)	$(252)

Basic and diluted net loss per share	$(0.08)	$(0.01)

Shares used in computing basic and diluted net loss per common share	23,462	23,379

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net loss	$(1,943)	$(252)
Adjustments to reconcile net loss to net cash used in operating activities —
Stock-based compensation	1,173	743
Non-employee stock options	14	(7)
Depreciation	144	140
Amortization of investment premiums	49	—
Issuance of common stock for services rendered	1	—
Changes in operating assets and liabilities —
Accounts receivable	4,455	(149)
Prepaid expenses and other current assets	(1,583)	(276)
Accounts payable and accrued expenses	734	110
Deferred revenue	(5,547)	(5,656)

Net cash used in operating activities	(2,503)	(5,347)
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(8,106)	—
Proceeds from maturity of available-for-sale securities	—	7,250
Purchase of property and equipment	(60)	(3)

Net cash (used in) provided by investing activities	(8,166)	7,247
Cash Flow from Financing Activities:
Proceeds from exercise of common stock options and employee stock purchases	39	72
Payments on capital lease	(5)	(5)

Net cash provided by financing activities	34	67

Net (decrease) increase in cash and cash equivalents	(10,635)	1,967
Cash and cash equivalents, beginning of period	25,471	45,165

Cash and cash equivalents, end of period	$14,836	$47,132

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
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
     In addition to its internal programs, the Company is currently collaborating with two pharmaceutical companies to advance other applications of its TLR-targeted compounds. The Company is collaborating with Merck KGaA, Darmstadt, Germany, for cancer treatment, excluding cancer vaccines, and with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which is referred to herein as Merck) for vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At March 31, 2010, the Company had an accumulated deficit of $335.6 million. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2010, the Company expects that its research and development expenses will be higher than its research and development expenses in 2009 as it expands its clinical trials and accelerates its early-stage programs of TLR antagonists and of agonists of TLR7 and TLR8.
     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.
     (b) New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued new accounting requirements for accounting for revenue recognition under multiple-element arrangements, which will be effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the effect of these new requirements on its financial statements.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three-month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 10, 2010.

(3) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2010 and December 31, 2009 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive loss” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments at either March 31, 2010 or December 31, 2009. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in three months ended March 31, 2010 and 2009. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three months ended March 31, 2010 and 2009.
     The Company’s investments as of March 31, 2010 and December 31, 2009 consist of government, agency and corporate bonds. The Company had no auction rate securities as of March 31, 2010 and December 31, 2009.
     The Company’s available-for-sale investments consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
Corporate bonds due in one year or less	$1,024	$(1)	$—	$1,023
Agency bonds due in one year or less	7,553	(11)	—	7,542
U.S. government bonds due in one year or less	10,203	—	14	10,217

Total short-term investments	18,780	(12)	14	18,782

Corporate bonds due in one year or more	1,018	(3)	—	1,015
U.S. government bonds due in one year or more	3,014	(1)	—	3,013

Total long-term investments	4,032	(4)	—	4,028

Total investments	$22,812	$(16)	$14	$22,810

	December 31, 2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
Agency bonds due in one year or less	$4,283	$(6)	$—	$4,277
U.S. government bonds due in one year or less	1,994	(1)	—	1,993

Total short-term investments	6,277	(7)	—	6,270

Agency bonds due in one year or more	1,256	(4)	—	1,252
U.S. government bonds due in one year or more	7,222	(8)	—	7,214

Total long-term investments	8,478	(12)	—	8,466

Total investments	$14,755	$(19)	$—	$14,736

(4) Fair Values of Assets and Liabilities
     The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions that market participants would use in pricing the asset or liability (the “inputs”) are prioritized into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2010 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$14,819	$14,819	$—	$—
Short-term investments	18,782	10,217	8,565	—
Long-term investments	4,028	3,013	1,015	—

Total	$37,629	$28,049	$9,580	$—

Liabilities	$—	$—	$—	$—
     Level 1 investments include money market funds and U.S. Government bond investments. The money market fund primarily consists of investments in certificates of deposit, commercial paper, time deposits, U.S. Government agency securities, corporate bonds and repurchase agreements and is classified as Level 1 since it is actively traded daily at $1.00 net asset value per share. U.S. Government bond investments are actively traded daily.
     Level 2 investments consist of federal agency and corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive gains or losses in stockholders’ equity.
     There were no significant unrealized losses on investments at March 31, 2010. See Note (3).
(5) Property and Equipment
     At March 31, 2010 and December 31, 2009, net property and equipment at cost consists of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Leasehold improvements	$514	$514
Laboratory equipment and other	2,865	2,811

Total property and equipment, at cost	3,379	3,325
Less: Accumulated depreciation and amortization	2,076	1,938

Property and equipment, net	$1,303	$1,387

     As of March 31, 2010 and December 31, 2009, laboratory equipment and other included approximately $79,000 of office equipment financed under capital leases with accumulated depreciation of approximately $45,000 and $41,000, respectively.
     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $144,000 and $140,000 in the three months ended March 31, 2010 and 2009, respectively.
(6) Restricted Cash
     As part of the lease arrangement entered into by the Company in October 2006 to lease its office and laboratory facility commencing in June 2007, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by approximately $102,000 in June 2009 upon the second anniversary of the lease commencement date. As a result, at March 31, 2010 restricted cash was $516,000, including $102,000 classified in other current assets. The restricted cash is held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be further reduced by approximately $102,000 upon each of the third and fourth anniversaries of the lease commencement date, subject to certain conditions.
(7) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in thousands)	2010	2009
Net loss	$(1,943)	$(252)
Other comprehensive income	17	3

Total comprehensive loss	$(1,926)	$(249)

Other comprehensive income (loss) represents the net unrealized gains and losses on available-for-sale investments.
(8) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s IMO-2055 clinical trials for the period in which Idera continued to conduct the trials on behalf of Merck KGaA; Merck KGaA agreed to pay up to EUR 264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay mid single-digit to low double digit royalties on net sales of products containing our TLR9 agonists that are marketed. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055 until such time as Merck KGaA had filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) and assumed sponsorship of these trials. Under the amendment, Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. Merck KGaA has now filed an IND and, as of March 2010, Merck KGaA is the sponsor of all ongoing clinical trials of IMO-2055, which Merck KGaA refers to as EMD1201081, for the treatment of cancer, and has assumed responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines.
     The Company is recognizing the $40.0 million upfront payment as revenue over the twenty-eight month research term ending June 2010. The Company has estimated that this is its period of continuing involvement under the research arrangement. In 2009, the Company recognized milestone revenue of $4.0 million under its collaboration with Merck KGaA relating to the dosing in January 2009 of the first patient in a Phase 1b clinical trial of IMO-2055 in patients with colorectal cancer and $4.3 million related to Merck KGaA’s initiation in December 2009 of a Phase 2 clinical trial of IMO-2055 in patients with recurrent or metastatic squamous cell carcinoma of the head and neck.
(9) License Agreement with Merck Sharp & Dohme Corp.
     In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck exclusive rights to a number of the Company’s TLR7, 8 and 9 agonists for use in combination with Merck’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck and Idera chemistry for use in vaccines in the defined fields, which could be extended by Merck for two additional one-year periods. Under the terms of the agreement: Merck paid the Company a $20.0 million upfront license fee; Merck purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck agreed to fund the research and development collaboration. Merck also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck develops and commercializes additional vaccines using the Company’s agonists, it would be entitled to receive additional milestone payments. In addition, Merck agreed to pay the Company mid to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     In November 2008, Merck extended the research collaboration for an additional one-year period to December 2009. In November 2009, Merck extended the research collaboration for the fourth and final year to December 2010. The Company has estimated that this is its period of continuing involvement under the research arrangement. Accordingly, the Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term has been extended.
     In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck. Pursuant to the purchase agreement, the Company issued and sold to Merck 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in an aggregate gross proceeds of

$10.0 million. Merck agreed, subject to certain exceptions, that prior to December 8, 2007, it would not sell any of the shares of the Company’s common stock acquired by it and that, for the duration of the research and collaboration term, its ability to sell such shares will be subject to specified volume limitations.
     In May 2008, under the Company’s collaboration with Merck, a preclinical milestone was achieved with one of its novel TLR9 agonists used as an adjuvant in cancer vaccines. As a result, the Company received a $1.0 million milestone payment from Merck, which it recognized as revenue in 2008.
(10) License Agreement with Novartis International Pharmaceutical, Ltd.
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
     In November 2009, Novartis notified the Company that it was terminating the research collaboration and option agreement, effective as of February 2010. This termination canceled Novartis’ option to implement the license, development, and commercialization agreement. Upon the termination, the Company regained the rights to QAX935, a novel agonist of TLR9 which the Company refers to as IMO-2134, without any financial obligations to Novartis and will no longer be subjected to restrictions under the collaboration on its right to develop TLR-targeted compounds, including TLR antagonist and TLR antisense compounds, as potential treatments for human allergy and respiratory diseases. Sponsorship of the Phase 1 clinical trial of QAX935 that Novartis initiated has not been transferred to Idera.
(11) Revenue Recognition under Collaborative Arrangements
     An important part of the Company’s business strategy is to enter into research and development collaborations with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential research and development and commercialization of drugs based on the Company’s technology. Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses and royalties on product sales. The Company classifies all of these amounts as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck and its collaboration with Novartis International Pharmaceutical Ltd., which was terminated in February 2010, is as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Merck KGaA	$4,303	$4,792
Merck	1,250	1,479
Novartis	1	5

Total collaboration revenue	5,554	6,276
Other revenue	23	27

Total alliance revenue	$5,577	$6,303

     During the three months ended March 31, 2010 and 2009, the Company incurred approximately $15,000 and $479,000, respectively, in third-party expenses in connection with its collaborative arrangements. These third party expenses are classified as either research and development or general and administrative expenses in the Company’s statement of operations.
     When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The Company recognizes revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of the contractual obligation or the Company’s estimated continuing involvement under the research arrangement. If the estimated period of continuing involvement is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.
     The Company recognizes revenue from reimbursements earned in connection with research and development collaboration agreements as related research and development costs are incurred, and contractual services are performed, provided collectability is reasonably assured. The Company includes amounts contractually owed to it under these research and development collaboration agreements, including any earned but unbilled receivables, in receivables in its balance sheets. The Company’s principal costs under these agreements are generally for its personnel and related expenses of conducting research and development, as well as for research and development performed by outside contractors or consultants or related research and development materials provided by third parties or for clinical trials it conducts on behalf of a collaborator.
     For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, it has no further performance obligations relating to the event and collectability is reasonably assured. In the event that the agreement provides for payment to be made subsequent to the Company’s standard payment terms, the Company recognizes revenue when payment becomes due.
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
(12) Stock-Based Compensation
     The Company recognizes all share-based payments to employees in the financial statements based on their fair values. The Company records stock-based compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to record the fair value of stock options as an expense on a straight-line basis over the vesting period which is generally four years. The Company included charges of $1,173,000 and $743,000 in its statements of operations for the three months ended March 31, 2010 and 2009, respectively, representing the stock-based compensation expense attributable to share-based payments made to employees and directors. The $1,173,000 charge for the three months ended March 31, 2010 includes $290,000 attributable to a modification of non-employee director stock options.
     The Company’s shareholder-approved stock compensation plans include the current 2008 Stock Incentive Plan, the earlier plans, under which options are no longer being granted, and the 1995 Employee Stock Purchase Plan. In 2001, the Company also granted options to purchase shares of common stock pursuant to agreements that were not approved by shareholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options to purchase 39,500 shares of common stock that were granted to employees and directors during the three months ended March 31, 2010:

Three Months Ended
March 31,
2010
Average risk free interest rate	2.7%
Expected dividend yield	—
Expected lives	5.3 years
Expected volatility	67.0%

Weighted average grant date fair value of options granted during the period (per share)	$3.08
     The Company did not grant any stock options during the three months ended March 31, 2009.
     In connection with the adoption of a director retirement policy during the first quarter of 2010, the stock options held by non-employee members of the Company’s board of directors were modified. The effect of the modification was to provide that upon the director’s retirement from the board of directors, as defined in such policy, the vesting of all unvested options would be accelerated in full and the period during which options may be exercised after a director’s qualifying retirement would be extended to one year, subject to the requirement that all options be cancelled if not exercised within ten years of the date granted. The modification of the non-employee director stock options increased the fair value of those options by $85,000, of which $58,000 was expensed during the three months ended March 31, 2010. As a result of the modification of non-employee director stock options, the Company recognized additional stock-based compensation expense for such options during the three months ended March 31, 2010 of $290,000, including the $58,000 attributable to the increase in fair value and $232,000 which resulted from the accelerated recognition of the original fair value of options held by three of the Company’s directors who satisfy the policy for retirement prior to the normal vesting period, which would otherwise have been expensed over the vesting period on a straight line basis.
     During prior periods, the Company awarded stock options to non-employees to purchase shares of common stock. The Black-Scholes fair value of the nonvested portion of the non-employee options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date less the amount expensed in prior periods. The resulting expense for non-employee options was $14,000 for the three months ended March 31, 2010. During the three months ended March 31, 2009, there was a $7,000 credit to operations for non-employee options.
(13) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2010 and 2009, diluted net loss per share is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 7,000,394 and 6,189,932 for the three months ended March 31, 2010 and 2009, respectively, and consist of stock options, warrants and convertible preferred stock. Net loss applicable to common stockholders is the same as net loss for the three months ended March 31, 2010 and 2009.
(14) Stockholders’ Equity
     During the three months ended March 31, 2010 and 2009, the Company issued 9,724 and 16,580 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases resulting in total proceeds to the Company of $39,000 and $72,000, respectively.
(15) Related Party Transactions
     The Company paid a director consulting fees of approximately $8,000 and $1,000 in the three months ended March 31, 2010 and 2009, respectively.
(16) Subsequent Events
     The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are issued in order to determine whether the subsequent events are to be disclosed in the Company’s financial statements and footnotes.

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
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies. We are conducting two Phase 1 clinical trials of IMO-2125, our lead TLR9 agonist drug candidate, in patients with chronic hepatitis C virus, or HCV, infection. We are conducting a Phase 1 clinical trial of IMO-3100, our lead TLR7 and TLR9 antagonist drug candidate, in healthy subjects. We are evaluating the next steps in the development of IMO-2134, our lead TLR9 agonist drug candidate for respiratory diseases, for which Novartis initiated a Phase 1 clinical trial under our prior collaborative agreement.
     In addition to our internal programs, we currently are collaborating with two pharmaceutical companies to advance other applications of our TLR-targeted compounds. We are collaborating with Merck KGaA, Darmstadt, Germany, for cancer treatment, excluding cancer vaccines. We also are collaborating with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which we refer to herein as Merck) for vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     In December 2007, we initiated a Phase 1b clinical trial of IMO-2055, a TLR9 agonist, in combination with Avastin® and Tarceva®, agents approved for the treatment of specific cancers, in non-small cell lung cancer patients whose cancer had progressed during a prior course of standard therapy. In January 2009, we initiated a Phase 1b clinical trial of IMO-2055 in combination with Erbitux®, a biological agent approved for the treatment of certain cancers, and chemotherapy in patients with colorectal cancer whose cancer had progressed during a prior course of standard therapy. In accordance with our agreement, Merck KGaA has assumed sponsorship of these two Phase 1b clinical trials. Merck KGaA refers to IMO-2055 as EMD 1201081. In December 2009, Merck KGaA initiated a Phase 2 clinical trial of EMD 1201081 in patients with recurrent or metastatic squamous cell carcinoma of the head and neck. The study is designed to enroll 104 adult patients who have had disease progression on a first-line cytotoxic chemotherapy regimen. Enrolled patients will be randomized to receive Erbitux alone or Erbitux combined with EMD 1201081. The primary endpoint of the trial is progression-free survival time of patients treated with EMD 1201081 plus Erbitux compared to Erbitux alone.
     At March 31, 2010, we had an accumulated deficit of $335.6 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds or product revenue until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2010, we expect that our research and development expenses will be higher than our research and development expenses in 2009 as we expand our clinical trials of IMO-2125 and IMO-3100 and accelerate our preclinical studies of TLR antagonists and of agonists of TLR7 and TLR8.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009, fit the definition of “critical accounting estimates and judgments.”
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues including reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.
     The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Three Months Ended March 31,		Percentage
	(in thousands)		Increase/
	2010	2009	(Decrease)
License fees	$5,553	$5,553	—
Research and development	18	735	(98%)
Other	6	15	(60%)

Total alliance revenue	$5,577	$6,303	(12%)

     License Fees. License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA and Merck License fee revenue during the three months ended March 31, 2010 and 2009 was comprised of amortization of the upfront license fee payments under these collaborations. We recognize license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which generally represents the estimated research period of the agreement.
     We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates in effect at the time. We are recognizing the $40,000,000 upfront payment as revenue over the twenty- eight month research term, which will continue until June 2010. We received a $20,000,000 upfront payment from Merck in December 2006. We are recognizing the $20,000,000 upfront payment as revenue over the two-year initial research term, which commenced in December 2006, and the additional two-year-period until December 2010 over which the research term has been extended. As of March 31, 2010, we have $3,048,000 of deferred revenue under our Merck KGaA collaboration and $3,472,000 of deferred revenue under our Merck collaboration. We expect to recognize these deferred revenue balances as license fee revenue in 2010.
     Research and Development. Research and development revenue decreased by $717,000 in the three months ended March 31, 2010 due to decreased reimbursements of clinical trial costs associated with the two Phase 1b clinical trials of IMO-2055 and the Phase 1 clinical trial of IMO-2055 in healthy subjects that we were conducting in 2009 under our collaboration agreement with Merck KGaA. As of March 2010, Merck KGaA has assumed sponsorship of all clinical trials of IMO-2055 for the treatment of cancer, excluding vaccines, and responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines. We have no further responsibility for conducting clinical trials on behalf of Merck KGaA. The decrease was also attributable to a decrease in revenue from research reimbursements under our collaboration with Merck as we no longer had employee expenses that were reimbursed under our collaboration with Merck in the three months ended March 31, 2010. We do not expect to have significant research and development revenue in future periods under our agreements with Merck KGaA and Merck.

Research and Development Expenses
     Research and development expenses increased by $108,000, or 2%, from $4,478,000 for the three months ended March 31, 2009 to $4,586,000 for the three months ended March 31, 2010. The increase in research and development expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to increased clinical activities associated with IMO-2125 and IMO-3100. These increases were offset, in part, by decreased clinical activities associated with IMO-2055 and decreased non-clinical safety study activities associated with IMO-3100.

	Three Months Ended March 31,		Percentage
	(in thousands)		Increase
	2010	2009	(Decrease)
IMO-2055 external development expense	$14	$473	(97%)
IMO-2125 external development expense	881	500	76%
IMO-3100 external development expenses	891	—	—
Other drug development expense	967	1,780	(46%)
Basic discovery expense	1,833	1,725	6%

Total research and development expense	$4,586	$4,478	2%

     In the preceding table, research and development expense is set forth in the following five categories:
     IMO-2055 External Development Expenses. IMO-2055 is being developed for cancer, excluding vaccines, under our collaboration with Merck KGaA. External development expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055 and through March 31, 2010, we have incurred approximately $17.4 million in external expenses in connection with IMO-2055.
     Under our collaboration, Merck KGaA is responsible for development of IMO-2055 for the treatment of cancer excluding vaccines. Under the agreement, Merck KGaA agreed to reimburse us for costs associated with any trials that we initiated and conducted, including costs associated with the Phase 1b clinical trials of IMO-2055 in patients with non-small cell lung cancer and in patients with colorectal cancer and a Phase 1 clinical trial of IMO-2055 in healthy subjects, and that were incurred after February 4, 2008, which is the date our agreement with Merck KGaA became effective. As of March 2010, Merck KGaA has assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer and responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines. As a result, we do not expect to incur significant expenses for IMO-2055 development in future periods.
     IMO-2055 external development expenses decreased by $459,000, or 97%, from $473,000 in the three months ended March 31, 2009 to $14,000 in the three months ended March 31, 2010, as a result of Merck KGaA assuming sponsorship of the ongoing Phase 1b clinical trials of IMO-2055 in September 2009 and the Phase 1 clinical trial of IMO-2055 in healthy subjects that we were conducting in 2009 and that Merck assumed sponsorship of in March 2010.
     Approximately $12,000 and $442,000 of expenses in the three months ended March 31, 2010 and 2009, respectively, were reimbursed by Merck KGaA.
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $7.6 million in external development expenses through March 31, 2010, including costs associated with our Phase 1 clinical trials and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 increased by $381,000, or 76%, from $500,000 in the three months ended March 31, 2009 to $881,000 in the three months ended March 31, 2010. The increase in IMO-2125 expenses in the three month period ending March 31, 2010 compared to the same period in 2009 was attributable to increased manufacturing activities related to IMO-2125 in 2010, additional nonclinical safety studies of IMO-2125 and increased expenses resulting from the initiation of our second Phase 1 clinical trial and the progression of our ongoing Phase 1 trial.
     In May 2007, we submitted an Investigational New Drug, or IND, application for IMO-2125 to the U.S. Food and Drug Administration, or FDA. In September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had no response to a prior regimen of the current standard of care therapy. We refer to these patients as null responder HCV patients, specified by the protocol as patients who failed to achieve a 2 log10 reduction in HCV viral load after at least 12 weeks of treatment with the current standard of care therapy. HCV viral load refers to the concentration of virus in the blood. A log10 reduction means a decrease in virus concentration to 10% of the original concentration. A 2 log10 reduction means a decrease to 1% of the original concentration. The clinical trial is currently being conducted at six sites in the United States. In the trial, we are enrolling cohorts of ten patients at escalating IMO-2125 dose levels. Of the ten patients in a cohort, eight are randomized to receive IMO-2125 treatment and two are randomized to receive placebo treatment. Patients receive a single dose of IMO-2125 or placebo once per week by subcutaneous injection for four weeks. The primary objective of the trial is to assess the safety of IMO-2125 at each dose level. We are also evaluating the effects of IMO-2125 on HCV viral load and on immune system activation in this trial. We have enrolled patients in four cohorts, evaluating IMO-2125 at 0.04 mg/kg/week, 0.08 mg/kg/week, 0.16 mg/kg/week and 0.32 mg/kg/week for four weeks of treatment. Based on interim results from these cohorts through December 2009, we extended the trial to a fifth dose level. At present, recruitment is continuing at the IMO-2125 dosage of 0.48 mg/kg/week. We expect to complete enrollment at the 0.48-mg/kg/week dose level within the second quarter of 2010. We also intend to evaluate twice-weekly administration of IMO-2125 in null responder HCV patients during 2010.
     In April 2010, we announced interim results at the 45th Annual Meeting of the European Association for the Study of the Liver from a Phase 1 clinical trial of IMO-2125 in null responder HCV patients treated through the originally planned four cohorts of this trial. IMO-2125 was well tolerated by all patients in the four cohorts, with no discontinuations due to drug-related adverse events. All adverse events were of short duration, mild to moderate grade, and consistent with the intended mechanism of action for IMO-2125, being related to either injection site reactions or “flu-like” symptoms. IMO-2125-treated patients showed dose-dependent increases in natural interferon-alpha and other antiviral proteins, consistent with the intended mechanism of action. The induction by IMO-2125 of natural interferon-alpha was stronger after the fourth dose compared to after the first dose. In addition, an increasing percentage of patients, ranging from 40% at the 0.08 mg/kg/week dose level to 75% at the 0.32 mg/kg/week dose level, achieved a maximum reduction in HCV viral load of 1 log10 or more at least once during the four-week treatment period. The mean maximum viral load reduction during the four-week treatment period in the eight null responder HCV patients who received IMO-2125 at 0.32 mg/kg/week was -1.7 log10. Six of the eight null responder HCV patients who received IMO-2125 at 0.32 mg/kg/week showed maximum viral load reductions ranging from 1.0 to 3.5 log10 at least once during the treatment period. In comparison, none of the patients who received placebo treatment or IMO-2125 at the 0.04-mg/kg/week dose level achieved a maximum reduction in viral load of 1 log10 or greater at any time during the four-week treatment period. Therefore, levels of interferon-alpha induced by IMO-2125 treatment correlated with reductions in viral load.
     In addition to the on-going Phase 1 clinical trial of IMO-2125 in null responder HCV patients, we are conducting a Phase 1 clinical trial of IMO-2125 in combination with ribavirin, an antiviral medication approved for use in combination with interferon-alpha in the treatment of HCV infection, in treatment-naïve patients with chronic HCV infection. We initiated the trial in October 2009. In this clinical trial, patients receive IMO-2125 by subcutaneous injection once per week for four weeks at escalating dose levels in combination with daily oral administration of standard doses of ribavirin. A total of 15 patients are planned for the first cohort, with 12 randomized to receive IMO-2125 and ribavirin and three randomized to receive placebo and ribavirin. Starting with the second cohort, 12 patients will be randomized to receive IMO-2125 and ribavirin and six patients will be randomized to receive pegylated recombinant alfa-2a interferon and ribavirin. The primary objective of the trial is to assess the safety and tolerability of IMO-2125 in combination with ribavirin. In addition, we plan to monitor the effect of treatment on HCV viral load. The clinical trial is currently being conducted at sites in France and Russia.
     During the second half of 2010, we plan to initiate a Phase 2 clinical trial with IMO-2125 administered in combination with ribavirin for 12 weeks. As a result, we expect IMO-2125 external development expenses to increase in 2010.
     IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-3100 in November 2009 and since then we have incurred approximately $1.5 million in external development expenses through March 31, 2010, including costs associated with the start-up of our Phase 1 clinical trial of IMO-3100 in healthy subjects and manufacturing and related process development.
     In November 2009, we submitted to the FDA an IND application for the clinical evaluation of IMO-3100 in autoimmune diseases. In January 2010, we initiated a Phase 1 clinical trial of IMO-3100 in healthy subjects. In this rising single-dose Phase 1 trial, IMO-3100 is being administered by subcutaneous injection. The primary objective is to evaluate safety and tolerability of IMO-3100. Secondary objectives are to characterize the blood levels of IMO-3100 and to assess the pharmacodynamic mechanism of action, which is how IMO-3100 affects the immune system in the intended manner, through measurement of the response of peripheral blood mononuclear cells, or PBMCs, to TLR7 and TLR9 agonists. The trial is being conducted at a single U.S. site.
     We plan to use the results from this rising single-dose clinical trial to select dosages for an anticipated follow-up trial in healthy subjects. The purpose of the second Phase 1 trial would be to evaluate the safety, blood levels of IMO-3100, and pharmacodynamic mechanism of action of IMO-3100 with repeat-dose subcutaneous administration over four weeks. We intend to identify an initial autoimmune disease indication for further clinical development of IMO-3100 by the end of 2010.
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
     Other drug development expenses decreased by $813,000, or 46%, from $1,780,000 for the three months ended March 31, 2009 to $967,000 for the three months ended March 31, 2010. The decrease in the three months ended March 31, 2010 compared to the same periods in 2009 was primarily due to a decrease in IMO-3100 expenses due to attribution in the 2010 period of IMO-3100 expenses incurred after commencement of clinical development to a specific IMO-3100 External Development Expense category shown separately above. In 2009, non-clinical safety study expenses related to IMO-3100 were included in this category.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9 and TLR antisense. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $108,000, or 6%, from $1,725,000 for the three months ended March 31, 2009 to $1,833,000 for the three months ended March 31, 2010. The increase for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to higher employee expenses, relating to payroll and stock compensation, and higher allocated costs. These increases were offset by a decrease in research supplies related to decreased research conducted under our collaboration agreements.
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
     General and Administrative Expenses
     General and administrative expenses increased by $584,000, or 27%, from $2,148,000 in the three months ended March 31, 2009 to $2,732,000 in the three months ended March 31, 2010. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters and our business development initiatives.
     The increase in general and administrative expenses in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to higher stock compensation expense as a result of a modification to the non-employee Board of Director stock options, higher employee expenses as we recruited a Vice President of Corporate Development to our general and administrative staff, and higher legal fees related to corporate matters and patent maintenance. These increases were offset by lower consulting fees associated with business and strategic initiatives.
     Investment Income, net
     Investment income, net decreased by approximately $45,000, or 63%, from $71,000 in the three months ended March 31, 2009 to $26,000 in the three months ended March 31, 2010. This decrease resulted from lower average cash and investment balances in the three months ended March 31, 2010.
     Foreign Currency Exchange Loss
     We have a clinical trial contract denominated in Euros and the milestone earned under our Merck KGaA collaboration was paid in Euros. In 2009, we earned a milestone under our Merck KGaA collaboration, for which we had a $4,300,000 receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010, and we received $4,074,000 based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. Consequently, we had a foreign currency exchange loss of $228,000 in the three months ended March 31, 2010. We had no foreign currency exchange loss in the three months ended March 31, 2009.
     Net Loss
     As a result of the factors discussed above, our net loss was $1,943,000 for the three months ended March 31, 2010 compared to $252,000 for the three months ended March 31, 2009. We have incurred losses of $75.4 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $335.6 million through March 31, 2010. We may continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses, to make capital expenditures and to pay debt service. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     As of March 31, 2010, warrants to purchase 1,704,545 shares of our common stock at an exercise price of $5.20 and warrants to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share were outstanding. These warrants were issued in March 2006 and expire on September 24, 2011.
     Under the terms of our collaboration agreement with Merck KGaA, we have earned $8,313,000 in milestone payments for which we received $8,070,000 due to foreign currency exchange rates in effect at the time of payment. We received $4,074,000 of these milestone payments from Merck KGaA during the three months ended March 31, 2010, for which we had a receivable at December 31, 2009. Merck KGaA has also reimbursed us for $4,517,000 for expenses related to the development of IMO-2055.
Cash Flows
     As of March 31, 2010, we had approximately $37,646,000 in cash and cash equivalents and investments, a net decrease of approximately $2,561,000 from December 31, 2009. Operating activities used $2,503,000 of cash during the three months ended March 31, 2010, reflecting our $1,943,000 net loss for the period, as adjusted for non-cash expenses, including depreciation, stock-based compensation, and changes in deferred revenue and our accounts receivable and payable and prepaid expenses and other current assets.
     The net cash used in investing activities during the three months ended March 31, 2010 of $8,166,000 reflects our purchase of $8,106,000 in available-for-sale securities in the three months ended March 31, 2010 and our purchase of $60,000 of laboratory and computer equipment in the three-month period.
     The net cash provided by financing activities during the three months ended March 31, 2010 of $34,000 reflects proceeds of $39,000 received from the exercise of stock options and employee stock purchases during the three-month period offset by payments against our capital leases.
     Funding Requirements
     We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $335,622,000 at March 31, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, which assumes that we will continue to conduct our three ongoing clinical trials and that we will conduct the 12-week Phase 2 clinical trial of IMO-2125 in HCV patients and the 4-week Phase 1 clinical trial of IMO-3100 in healthy subjects that we plan to initiate in 2010 but does not assume that we will conduct any other clinical trials. We will need to raise additional funds to operate our business beyond December 31, 2011. However, if we elect to conduct additional clinical trials beyond our ongoing clinical trials and the planned IMO-2125 and IMO-3100 trials, we will likely need to raise additional funds to operate our business earlier than December 31, 2011. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

     We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain additional funding are:
•	the success of our clinical and preclinical development programs;

•	the success of our existing strategic collaborations with Merck KGaA and Merck;

•	the cost, timing and outcome of regulatory reviews;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into new strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
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
Contractual Obligations
We have had no material changes to our contractual obligations since December 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2010, we had an accrued expense relating to contract research organization services for our Phase 1 clinical trial of IMO-2125 currently being conducted at sites in France and Russia of EUR 55,000, or $74,000. All other assets and liabilities are in U.S. dollars, which is our functional currency.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment in our common stock.
Risks Relating to Our Financial Results and Need for Financing
We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.
     We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2010, we had an accumulated deficit of $335.6 million. We have incurred losses of $75.4 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash, cash equivalents, and investments of $37.6 million at March 31, 2010. We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, which assumes that we will continue to conduct our three ongoing clinical trials and that we will conduct the 12-week Phase 2 clinical trial of IMO-2125 in HCV patients and the 4-week Phase 1 clinical trial of IMO-3100 in healthy subjects that we plan to initiate in 2010 but does not assume that we will conduct any other clinical trials. We will need to raise additional funds to operate our business beyond December 31, 2011. However, if we elect to conduct additional clinical trials beyond our ongoing clinical trials and the planned IMO-2125 and IMO-3100 trials, we will likely need to raise additional funds to operate our business earlier than December 31, 2011.
     We may seek additional funding through collaborations, the sale or license of assets, or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain additional funding are:
•	the success of our clinical and preclinical development programs;

•	the success of our existing strategic collaborations with Merck KGaA and Merck;

•	the cost, timing, and outcome of regulatory reviews;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into additional strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
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
Risks Relating to Our Business, Strategy and Industry
We are depending heavily on the success of IMO-2125, IMO-3100, and our collaborative alliances. If we or our collaborators are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.
     We are investing a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates for infectious diseases, IMO-2125, and for autoimmune and inflammatory diseases, IMO-3100. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-2125, IMO-3100, and other drug candidates, including drug candidates being developed by our collaborators. The commercial success of these drug candidates will depend on several factors, including the following:
•	acceptable safety profile during clinical trials;

•	timely enrollment in our Phase 1 clinical trials of IMO-2125 and IMO-3100 and our other on-going or planned clinical trials, which may be slower than we anticipate, potentially resulting in significant delays;

•	satisfying conditions imposed on us by the FDA or equivalent foreign regulatory authorities regarding the scope or design of our clinical trials;

•	our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of our drug candidates through current and future clinical trials;

•	our ability to combine our drug candidates and drug candidates being developed by our collaborators safely and successfully with other therapeutic agents;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of our drug candidates following approval.
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

     In order to obtain regulatory approvals for the commercial sale of our products, we are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. Clinical trials are lengthy, complex, and expensive processes with uncertain results. We may not be able to complete any clinical trial of a potential product within any specified time period. Moreover, clinical trials may not show our potential products to be both safe and efficacious. The FDA or other equivalent foreign regulatory agencies may not allow us to complete these trials or commence and complete any other clinical trials.
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results, and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials.
     For example, in April 2010 we announced interim results from a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had no response to the current standard of care therapy. However, while these results were positive, these interim results may not be predictive of the final results of this trial, the Phase 1 clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection, or other planned clinical trials of IMO-2125 as a monotherapy or in combination with other treatments.
     Moreover, companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of a TLR9 agonist, Actilon ® , for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation announced in May 2008 discontinuation of the clinical development program for TOLAMBA ® , which comprises a TLR9 agonist covalently attached to a ragweed antigen.
     There are few data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in preclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products, including:
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
     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in Stage A of our Phase 2 clinical trial of IMO-2055 in renal cell cancer, enrollment was slower than projected due to the then-recent approval of two new therapies, Sutent ® and Nexavar ® , developed by other companies for treatment of the same patient populations. In addition, in our on-going Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who have not responded to the current standard of care therapy, completion of each cohort has taken longer than anticipated due to enrollment procedures. Patient accrual is a function of many factors, including:
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
Delays in commencing clinical trials of potential products could increase our costs, delay any potential revenues, and reduce the probability that a potential product will receive regulatory approval.
     Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our product development costs, delay any potential revenues, and reduce the probability that a potential product will receive regulatory approval.
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
     Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by patients, the medical community, and third-party payors as clinically useful, safe, and cost-effective. In addition, if products based upon TLR technology being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our TLR technology and market acceptance of our products could be impacted negatively.
     Our efforts to educate the medical community on our potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience, and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.
We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us.
     We are developing our TLR-targeted drug candidates for use in the treatment of infectious diseases, autoimmune and inflammatory diseases, asthma and allergies, and cancer, and as vaccine adjuvants. For all of the disease areas in which we are developing potential therapies, there are many other companies, public and private, that are actively engaged in discovering, developing, and commercializing products and technologies that may compete with our technologies and drug candidates and technology, including TLR targeted compounds as well as non-TLR targeted therapies.
     There are a number of companies developing TLR compounds for chronic HCV infection, including Dynavax Technologies Corporation and Anadys Pharmaceuticals, Inc. Our principal competitors developing TLR-targeted compounds for our autoimmune and inflammatory diseases program include Pfizer, Inc. and Dynavax Technologies Corporation, with its collaborator, GlaxoSmithKline plc and for our respiratory disease program include Dynavax Technologies Corporation in collaboration with AstraZeneca Pharmaceuticals plc, Pfizer, Inc., in collaboration with Sanofi-Aventis Groupe, Cytos Biotechnology AG and VentiRx Pharmaceuticals. For our partnered programs, our principal competitors developing TLR-targeted compounds for cancer treatment include Pfizer, Inc., Anadys Pharmaceuticals, Inc. and VentiRx Pharmaceuticals. Merck’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, Cytos Biotechnology AG and Celldex Therapeutics, Inc.
     Some of these potentially competitive products have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed products have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such products by the medical community, patients, and third-party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as our drug candidates, potentially less attractive, from a cost perspective, to buyers.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our President, Chief Executive Officer, and Chief Scientific Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 400 patents and patent applications worldwide. Dr. Agrawal provides us with leadership for our management team and research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.

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
     All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, non-clinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2125 and IMO-3100. The FDA and other regulatory authorities may not approve any of our potential products for any indication.
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
     The testing, manufacturing, labeling, advertising, promotion, export, and marketing of our products are subject to extensive regulation by governmental authorities in Europe, the United States and elsewhere throughout the world.
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
     We seek to advance our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives. If we cannot enter into additional collaboration agreements, we may not be able to obtain the expertise and resources necessary to achieve our business objectives. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we establish, if any, may not be favorable to us.
Our existing collaborations and any collaborations we enter into in the future may not be successful.
     An important element of our business strategy includes entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines. In December 2006, we entered into an exclusive license and research collaboration with Merck to research, develop, and commercialize vaccine products containing our TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease.
     Any collaboration that we enter into may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:
•	our collaborators may control the development of the drug candidates being developed with our technologies and compounds including the timing of development;

•	our collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with our collaborators;

•	disagreements with our collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if any of our collaborators fail to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic partnership with Merck, which recently merged with Schering-Plough, which has been involved with certain TLR-targeted research and development programs. Although we have no indication that the merger will affect our partnership with Merck, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnership with us or terminate the strategic partnership. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

•	our collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.
     Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, effective as of February 2010, Novartis International Pharmaceutical, Ltd. terminated the research collaboration and option agreement that we entered into with them in May 2005. Merck may terminate its license and research collaboration agreement with us at any time in its sole discretion (a) during the research collaboration period, by giving us 180 days advance notice or (b) after the conclusion of the research collaboration period, by giving us 90 days advance notice. Merck KGaA may terminate its license agreement with us at its convenience by giving us 90 days advance notice. The termination or expiration of either of these agreements or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.
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
     As of April 15, 2010, we owned 67 U.S. patents and U.S. patent applications and 235 corresponding worldwide patents and patent applications for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-2055, IMO-2125 and IMO-3100. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023. With respect to IMO-2125, we have issued patents that cover the chemical composition of matter of IMO-2125 and methods of its use, with the earliest composition claims expiring in 2026. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026.
     In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of April 15, 2010, our antisense patent portfolio included 103 U.S. patents and patent applications and 126 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These patents expire at various dates ranging from 2014 to 2022.
Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.
     Although we have many issued patents and pending patent applications in the United States and other countries, we may not have rights under certain third party patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. In particular, we are aware of third party United States patents that contain broad claims related to the use of certain oligonucleotides for stimulating an immune response, although we do not believe that these claims are valid. In addition, there may be other patents and patents applications related to our products of which we are not aware. Therefore, in some cases, in order to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or under third party patents that might issue from United States and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.
We may lose our rights to patents, patent applications or technologies of third parties if our licenses from these third parties are terminated. In such an event, we might not be able to develop or commercialize products covered by the licenses.
     Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs. However, we are party to seven royalty-bearing license agreements under which we have acquired rights to patents, patent applications, and technology of third parties in the field of antisense technology, which may be applicable to our TLR antisense. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance, and other obligations on us.
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
     We have limited manufacturing experience and no manufacturing facilities, infrastructure or clinical or commercial scale manufacturing capabilities. In order to continue to develop our products, apply for regulatory approvals, and ultimately commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.
     We currently rely upon third parties to produce material for nonclinical, preclinical, and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our products. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long term supply contracts and rely on only one contract manufacturer from whom we purchase material on a purchase order basis. If this contract manufacturer ceases to manufacture active material for us, our business will be negatively impacted.
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
     If we receive regulatory approval to commence commercial sales of any of our products, we will face competition with respect to commercial sales, marketing, and distribution. These are areas in which we have no experience. To market any of our products directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. In particular, we would need to recruit a large number of experienced marketing and sales personnel. Alternatively, we could engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. However, to the extent we entered into such arrangements, we would be dependent on the efforts of third parties. If we are unable to establish sales and distribution capabilities, whether internally or in reliance on third parties, our business would suffer materially.
If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our products and our business may suffer.
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of the clinical trials of our products and expect to continue to do so. We have contracted with contract research organizations to manage our current Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection and our Phase 1 clinical trial of IMO-3100 in healthy subjects. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our products. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
     Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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
     Even if a potential product displays a favorable efficacy and safety profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.
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
     In March 2010, the U.S. Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. These health care reform laws are intended to broaden access to health insurance; reduce or constrain the growth of health care spending, especially Medicare spending; enhance remedies against fraud and abuse; add new transparency requirements for health care and health insurance industries; impose new taxes and fees on certain sectors of the health industry; and impose additional health policy reforms. Among the new fees is an annual assessment beginning in 2011 on makers of branded pharmaceuticals and biologics, under which a company’s assessment is based primarily on its share of branded drug sales to federal health care programs. Such fees could affect our future profitability. Although it is too early to determine the effect of the new health care legislation on our future profitability and financial condition, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
     Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price we might establish for products that we or our current or future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.
We face a risk of product liability claims and may not be able to obtain insurance.
     Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic drugs. We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products. Regardless of merit or eventual outcome, liability claims and product recalls may result in:
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
     In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on our ability to engage in business combinations and other specified transactions with significant stockholders. These provisions could have the effect of delaying, deferring or preventing a change in control of us or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.
Our stock price has been and may in the future be extremely volatile. In addition, because an active trading market for our common stock has not developed, our investors’ ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.
     Our stock price has been volatile. During the period from January 1, 2009 to May 1, 2010, the closing sales price of our common stock ranged from a high of $9.06 per share to a low of $4.60 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past two years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

IDERA PHARMACEUTICALS, INC.

Date: May 4, 2010	/s/ Sudhir Agrawal

Sudhir Agrawal
President, Chief Executive Officer, and
Chief Scientific Officer
(Principal Executive Officer)

Date: May 4, 2010	/s/ Louis J. Arcudi, III

Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Consulting Agreement dated as of April 1, 2010 between Idera Pharmaceuticals, Inc. and Malcolm MacCoss, Ph.D.

10.2	Amendment No. 2 dated December 15, 2009 amending Consulting Agreement dated as of January 1, 2008 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.

10.3	Stock Purchase Agreement dated as of December 8, 2006 by and among Idera Pharmaceuticals, Inc. and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.