Form 10-Q
period 2010-06-30
IDERA PHARMACEUTICALS, INC.
filed 2010-08-05
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to _________.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Common Stock, par value $.001 per share	23,498,637
Class	Outstanding as of June 30, 2010

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except per share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,817	$25,471
Short-term investments, available-for-sale	22,966	6,270
Receivables	87	4,497
Prepaid expenses	1,662	540
Other current assets	469	490

Total current assets	35,001	37,268
Property and equipment, net	1,176	1,387
Non-current portion of prepaid expenses	—	104
Long-term investments, available-for-sale	—	8,466
Restricted cash, net of current portion	311	414

Total assets	$36,488	$47,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,783	$1,166
Accrued expenses	3,002	931
Current portion of capital lease	18	19
Current portion of deferred revenue	2,265	12,098

Total current liabilities	8,068	14,214
Capital lease obligation, net of current portion	—	9
Deferred revenue, net of current portion	46	67
Other liabilities	260	244

Total liabilities	8,374	14,534

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares, Issued and outstanding — 23,499 and 23,479 shares at June 30, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	368,988	366,780
Accumulated deficit	(340,918)	(333,679)
Accumulated other comprehensive income (loss)	21	(19)

Total stockholders’ equity	28,114	33,105

Total liabilities and stockholders’ equity	$36,488	$47,639

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Alliance revenue	$4,386	$11,497	$9,963	$17,800
Operating expenses:
Research and development	6,961	5,413	11,547	9,890
General and administrative	2,784	2,133	5,516	4,282

Total operating expenses	9,745	7,546	17,063	14,172

Income (loss) from operations	(5,359)	3,951	(7,100)	3,628
Other income (expense):
Investment income, net	29	31	55	102
Foreign currency exchange gain (loss)	34	—	(194)	—

Income (loss) before income taxes	(5,296)	3,982	(7,239)	3,730
Income tax provision	—	(140)	—	(140)

Net (loss) income	$(5,296)	$3,842	$(7,239)	$3,590

Net (loss) income per share (Note 14):
Basic	$(0.23)	$0.16	$(0.31)	$0.15

Diluted	$(0.23)	$0.16	$(0.31)	$0.15

Shares used in computing basic net (loss) income per common share	23,473	23,407	23,467	23,393

Shares used in computing diluted net (loss) income per common share	23,473	23,956	23,467	24,103

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(7,239)	$3,590
Adjustments to reconcile net (loss) income to net cash used in operating activities —
Loss from disposition of assets	3	—
Stock-based compensation	2,147	1,507
Non-employee stock options	(11)	(6)
Depreciation expense	287	281
Amortization of investment premiums	119	14
Issuance of common stock for services rendered	1	11
Changes in operating assets and liabilities —
Accounts receivable	4,410	(1,437)
Prepaid expenses and other current assets	(997)	(90)
Accounts payable and accrued expenses	3,704	1,710
Deferred revenue	(9,854)	(11,015)

Net cash used in operating activities	(7,430)	(5,435)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(8,309)	—
Proceeds from maturity of available-for-sale securities	—	8,250
Decrease in restricted cash	103	102
Purchases of property and equipment	(79)	(4)

Net cash (used in) provided by investing activities	(8,285)	8,348
Cash Flow from Financing Activities:

Proceeds from exercise of common stock options and employee stock purchases	71	191
Repurchase of common stock	—	(40)
Payments on capital lease	(10)	(11)

Net cash provided by financing activities	61	140

Net (decrease) increase in cash and cash equivalents	(15,654)	3,053
Cash and cash equivalents, beginning of period	25,471	45,165

Cash and cash equivalents, end of period	$9,817	$48,218

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$30

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, asthma and allergies, and cancer.
     In addition to its internal programs, the Company is currently collaborating with two pharmaceutical companies to advance other applications of its TLR-targeted compounds. The Company is collaborating with Merck KGaA for cancer treatment, excluding cancer vaccines, and with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which is referred to herein as Merck) for vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At June 30, 2010, the Company had an accumulated deficit of $340.9 million. The Company may incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for products, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its products, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2010, the Company expects that its research and development expenses will be higher than its research and development expenses in 2009 as it expands its clinical trials and accelerates its early-stage programs of TLR antagonists and of agonists of TLR7 and TLR8.
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
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 10, 2010.
(3) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.

Cash and cash equivalents at June 30, 2010 and December 31, 2009 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income (loss)” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments at either June 30, 2010 or December 31, 2009. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in the three or six months ended June 30, 2010 and 2009. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or six months ended June 30, 2010 and 2009.
     The Company’s investments as of June 30, 2010 and December 31, 2009 consist of U.S. government, U.S. federal agency and U.S. corporate bonds. The Company had no auction rate securities as of June 30, 2010 and December 31, 2009.
     The Company’s available-for-sale investments consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
U.S. corporate bonds due in one year or less	$2,231	$(3)	$—	$2,228
U.S. Federal agency bonds due in one year or less	7,501	(2)	4	7,503
U.S. government bonds due in one year or less	13,213	—	22	13,235

Total short-term investments	$22,945	$(5)	$26	$22,966

	December 31, 2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
U.S. Federal agency bonds due in one year or less	$4,283	$(6)	$—	$4,277
U.S. government bonds due in one year or less	1,994	(1)	—	1,993

Total short-term investments	6,277	(7)	—	6,270

U.S. Federal agency bonds due in more than one year	1,256	(4)	—	1,252
U.S. government bonds due in more than one year	7,222	(8)	—	7,214

Total long-term investments	8,478	(12)	—	8,466

Total investments	$14,755	$(19)	$—	$14,736

There were no long-term investments at June 30, 2010.
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
     The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2010 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$9,755	$9,755	$—	$—
Short-term investments	22,966	13,235	9,731	—

Total	$32,721	$22,990	$9,731	$—

Liabilities	$—	$—	$—	$—

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
     Level 2 investments consist of U.S. Federal agency and U.S. corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive gains or losses in stockholders’ equity.
     There were no significant unrealized losses on investments at June 30, 2010. See Note (3).
(5) Property and Equipment
     At June 30, 2010 and December 31, 2009, net property and equipment at cost consists of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Leasehold improvements	$514	$514
Laboratory equipment and other	2,877	2,811

Total property and equipment, at cost	3,391	3,325
Less: Accumulated depreciation and amortization	(2,215)	(1,938)

Property and equipment, net	$1,176	$1,387

     As of June 30, 2010 and December 31, 2009, laboratory equipment and other included approximately $79,000 of office equipment financed under capital leases with accumulated depreciation of approximately $48,000 and $41,000, respectively.
     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $143,000 and $140,000 in the three months ended June 30, 2010 and 2009, respectively, and approximately $287,000 and $281,000 in the six months ended June 30, 2010 and 2009, respectively.
(6) Restricted Cash
     As part of the lease arrangement entered into by the Company in October 2006 to lease its office and laboratory facility commencing in June 2007, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by a total of approximately $206,000 upon the second and third anniversaries of the lease commencement date. As a result, at June 30, 2010 restricted cash was $413,000, including $102,000 classified in other current assets. The restricted cash is held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be further reduced by approximately $102,000 upon the fourth anniversary of the lease commencement date, subject to certain conditions.
(7) Comprehensive Income (Loss)
     The following table includes the components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net (loss) income	$(5,296)	$3,842	$(7,239)	$3,590
Other comprehensive gain	23	43	40	46

Total comprehensive (loss) income	$(5,273)	$3,885	$(7,199)	$3,636

Other comprehensive gain represents the net unrealized gains on available-for-sale investments.
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
     The Company recognized the $40.0 million upfront payment as revenue over the twenty-eight month term that ended June 4, 2010 since this was the Company’s period of continuing involvement under the research arrangement. The Company recognized $4.0 million of milestone revenue related to the initiation of a Phase 1b clinical trial of IMO-2055 in patients with colorectal cancer in the second quarter of 2009, which was the period in which payment was due under its collaboration with Merck KGaA. In the fourth quarter of 2009, the Company recognized $4.3 million of milestone revenue related to the initiation of a Phase 2 clinical trial of IMO-2055 in patients with recurrent or metastatic squamous cell carcinoma of the head and neck by Merck KGaA in December 2009.
(9) License Agreement with Merck Sharp & Dohme Corp.
     In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck exclusive rights to a number of the Company’s TLR7, 8 and 9 agonists for use in combination with Merck’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck and Idera chemistry for use in vaccines in the defined fields, which collaboration could be extended by Merck for two additional one-year periods. Under the terms of the agreement: Merck paid the Company a $20.0 million upfront license fee; Merck purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck agreed to fund the research and development collaboration. Merck also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck develops and commercializes additional vaccines using the Company’s agonists, the Company would be entitled to receive additional milestone payments. In addition, Merck agreed to pay the Company mid to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     In November 2008, Merck extended the research collaboration for an additional one-year period to December 2009. In November 2009, Merck extended the research collaboration for the fourth and final year to December 2010. The Company has estimated that this period ending December 2010 is its period of continuing involvement under the research arrangement. Accordingly, the Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term has been extended.
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
(10) License Agreement with Novartis International Pharmaceutical, Ltd.
     In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, develop, and potentially commercialize TLR9 agonists that are identified as potential treatments for asthma and allergies. Under the terms of the agreements, Novartis paid the Company a $4.0 million upfront license fee and agreed to fund substantially all research activities during the research collaboration phase. In 2007, Novartis extended the research collaboration by an additional year until May 2008. In connection with this extension, Novartis paid the Company an additional license fee of $1.0 million.
     In November 2009, Novartis notified the Company that it was terminating the research collaboration and option agreement, effective as of February 2010. This termination canceled Novartis’ option to implement the license, development, and commercialization agreement. Upon the termination, the Company regained the rights to QAX935, a novel agonist of TLR9, which the Company refers to as IMO-2134, without any financial obligations to Novartis and will no longer be subjected to restrictions under the collaboration on its right to develop TLR-targeted compounds, including TLR antagonist and TLR antisense compounds, as potential treatments for human allergy and respiratory diseases. Sponsorship of the Phase 1 clinical trial of QAX935 that Novartis initiated has not been transferred to the Company.
(11) Revenue Recognition under Collaborative Arrangements
     An important part of the Company’s business strategy is to enter into research and development collaborations with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential research and development and commercialization of drugs based on the Company’s technology. Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses and royalties on product sales. The Company classifies all of these amounts as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck and its collaboration with Novartis International Pharmaceutical Ltd., which was terminated in February 2010, is as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Merck KGaA	$3,048	$9,986	$7,351	$14,778
Merck Sharp & Dohme Corp.	1,296	1,465	2,546	2,944
Novartis	—	7	1	12

Total collaboration revenue	4,344	11,458	9,898	17,734
Other revenue	42	39	65	66

Total alliance revenue	$4,386	$11,497	$9,963	$17,800

     The Company incurred approximately $1,000 and $1,674,000 in third-party expenses in connection with its collaborative arrangements during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Company incurred approximately $16,000 and $2,152,000, respectively, in third-party expenses in connection with its collaborative arrangements. These third party expenses are classified as either research and development or general and administrative expenses in the Company’s statement of operations.
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
(12) Stock-Based Compensation
     The Company recognizes all share-based payments to employees in the financial statements based on their fair values. The Company records stock-based compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to record the fair value of stock options as an expense on a straight-line basis over the vesting period which is generally four years. The Company included charges of $974,000 and $764,000 in its statements of operations for the three months ended June 30, 2010 and 2009, respectively, and $2,147,000 and $1,507,000 in its statements of operations for the six months ended June 30, 2010 and 2009, respectively, such charges in each case representing the stock-based compensation expense attributable to share-based payments made to employees and directors. The $974,000 and $2,147,000 charges for the three and six months ended June 30, 2010 include $2,000 and $292,000, respectively, attributable to modifications of non-employee director stock options.
     The Company’s shareholder-approved stock compensation plans include the current 2008 Stock Incentive Plan, earlier plans under which options are no longer being granted, and the 1995 Employee Stock Purchase Plan. In 2001, the Company also granted options to purchase shares of common stock pursuant to agreements that were not approved by shareholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options to purchase 131,000 and 70,000 shares of common stock that were granted to employees and directors during the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009
Average risk free interest rate	2.5%	2.7%
Expected dividend yield	—	—
Expected lives	5.6 years	5.0 years
Expected volatility	66.3%	69.0%

Weighted average grant date fair value of options granted during the period (per share)	$2.67	$3.96
     In connection with the adoption of a director retirement policy during the first quarter of 2010, the stock options held by non-employee members of the Company’s board of directors were modified. The effect of the modification was to provide that upon the director’s retirement from the board of directors, as defined in such policy, the vesting of all unvested options would be accelerated in full and the period during which options may be exercised after a director’s qualifying retirement would be extended to one year, subject to the requirement that all options be cancelled if not exercised within ten years of the date granted. The modification of the non-employee director stock options increased the fair value of those options by $96,000 when modified, of which $21,000 and $79,000 was expensed during the three and six months ended June 30, 2010, respectively. As a result of the modification of non-

employee director stock options, the Company recognized additional stock-based compensation expense for such options during the three and six months ended June 30, 2010 of $2,000 and $292,000, respectively, including the $21,000 and $79,000, respectively, attributable to the increase in fair value and $(19,000) and $213,000, respectively, which resulted from the accelerated recognition of the original fair value of options held by four of the Company’s directors who satisfy the policy for retirement prior to the normal vesting period, which would otherwise have been expensed over the vesting period on a straight line basis.
     During prior periods, the Company awarded stock options to non-employees to purchase shares of common stock. The Black-Scholes fair value of the nonvested portion of the non-employee options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date less the amount expensed in prior periods. The remeasurements as of June 30, 2010 and 2009, respectively, resulted in a reduction of expense for non-employee options of $25,000 and zero for the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, there were credits to operations for non-employee options of $11,000 and $6,000, respectively.
(13) Alternative Minimum Tax
     During the three and six months ended June 30, 2009, the Company recognized $140,000 in alternative minimum tax.
(14) Net (Loss) Income per Common Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and dilutive net (loss) income per share:
Net (loss) income	$(5,296)	$3,842	$(7,239)	$3,590

Denominator for basic (loss) income per share:
Weighted average common shares outstanding	23,473	23,407	23,467	23,393
Effect of dilutive securities:
Common stock options and warrants	—	549	—	710

Denominator for diluted net (loss) income per share	23,473	23,956	23,467	24,103

Basic net (loss) income per share	$(0.23)	$0.16	$(0.31)	$0.15

Diluted net (loss) income per share	$(0.23)	$0.16	$(0.31)	$0.15

     For the three and six months ended June 30, 2010, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. For the three and six months ended June 30, 2009, 2,232,841 and 2,206,653 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options are antidilutive. Total antidilutive securities were 7,006,680 and 2,206,653 for the six months ended June 30, 2010 and 2009, respectively, and consist of shares of underlying stock options and warrants. Net income (loss) applicable to common stockholders is the same as net income (loss) for all periods presented.
(15) Stockholders’ Equity
     During the six months ended June 30, 2010 and 2009, the Company issued 19,436 and 46,559 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases resulting in total proceeds to the Company of $71,000 and $191,000, respectively.
(16) Related Party Transactions
     The Company paid directors consulting fees of approximately $24,000 and $6,000 in the three months ended June 30, 2010 and 2009, respectively, and $32,000 and $7,000 in the six months ended June 30, 2010 and 2009, respectively.
(17) Subsequent Events
     On August 5, 2010, the Company raised approximately $15.1 million in gross proceeds from a registered direct offering to institutional investors. In the offering, the Company sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, is expected to total approximately $14.1 million.
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
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, asthma and allergies, and cancer. We are conducting two Phase 1 clinical trials of IMO-2125, our lead TLR9 agonist drug candidate for infectious diseases, as monotherapy in patients with chronic hepatitis C virus, or HCV, infection who had no response to prior standard of care therapy, and in combination with ribavirin in treatment-naïve HCV patients. As a first step in the clinical development of IMO-3100, our lead TLR7 and TLR9 antagonist drug candidate for potential applications in autoimmune and inflammatory diseases, we are conducting Phase 1 clinical trials in healthy subjects to evaluate safety and mechanism of action prior to the initiation of clinical trials in patients with autoimmune disease. We have conducted a single-dose, dose escalation Phase 1 clinical trial of IMO-3100 in healthy subjects, and currently are conducting a multiple-dose Phase 1 clinical trial of IMO-3100 in healthy subjects. We are evaluating the next steps in the development of IMO-2134, our lead TLR9 agonist drug candidate for respiratory diseases, for which Novartis initiated a Phase 1 clinical trial under our prior collaborative agreement. We are evaluating dual agonists of TLR7 and TLR8 in preclinical models of hematological cancers and intend to select a lead drug candidate by the end of 2010.
     In addition to our internal programs, we currently are collaborating with two pharmaceutical companies to advance other applications of our TLR-targeted compounds. We are collaborating with Merck KGaA, Darmstadt, Germany, for cancer treatment, excluding cancer vaccines. Merck KGaA currently is conducting three clinical trials of IMO-2055, a TLR9 agonist drug candidate which Merck KGaA refers to as EMD 1201081: a Phase 1b clinical trial in non-small cell lung cancer; a Phase 1b clinical trial in colorectal cancer; and a Phase 2 clinical trial in patients with recurrent or metastatic squamous cell carcinoma of the head and neck. We also are collaborating with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which we refer to herein as Merck) for vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At June 30, 2010, we had an accumulated deficit of $340.9 million. We may incur substantial operating losses in future periods. We do not expect to generate significant funds or product revenue until we successfully complete development and obtain marketing approval for products, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our products, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. In 2010, we expect that our research and development expenses will be higher than our research and development expenses in 2009 as we expand our clinical trials of IMO-2125 and IMO-3100 and accelerate our preclinical studies of TLR antagonists and of agonists of TLR7 and TLR8.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements including license fees, research and development revenues including reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.
     The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
License fees	$4,314	$5,553	(22)%	$9,867	$11,105	(11)%
Research and development	45	1,921	(98)%	63	2,657	(98)%
Milestones	—	3,996	(100)%	—	3,996	(100)%
Other	27	27	—%	33	42	(21)%

Total alliance revenue	$4,386	$11,497	(62)%	$9,963	$17,800	(44)%

     License Fees. License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA and Merck. License fee revenue during the three and six months ended June 30, 2010 and 2009 was comprised of amortization of the upfront license fee payments under these collaborations. We recognize license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which generally represents the estimated research period of the agreement.
     We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates in effect at the time. We recognized the $40,000,000 upfront payment as revenue over the twenty- eight month research term, which continued until June 4, 2010. The decrease in license fee revenue in the three and six months ended June 30, 2010 reflects the June 4, 2010 completion of our performance obligations under the Merck KGaA collaboration. We received a $20,000,000 upfront payment from Merck in December 2006. We are recognizing the $20,000,000 upfront payment as revenue over the two-year initial research term of our Merck collaboration, which commenced in December 2006, and the additional two-year-period until December 2010 over which the research term has been extended. As of June 30, 2010, we have $2,222,000 of deferred revenue under our Merck collaboration. We expect to recognize this deferred revenue balance as license fee revenue in 2010.
     Research and Development. The decrease in research and development revenue in the three and six months ended June 30, 2010, respectively, is due to decreased reimbursements of costs associated with clinical trials of IMO-2055 that we were conducting in 2009 under our collaboration agreement with Merck KGaA and for which Merck KGaA assumed sponsorship by March 2010. The decrease was also attributable to a decrease in revenue from research reimbursements under our collaboration with Merck as we did not have employee expenses that were reimbursed under our collaboration with Merck in the three and six months ended June 30, 2010 as we did in the three and six months ended June 30, 2009. We do not expect to have significant research and development revenue in future periods under our agreements with Merck KGaA and Merck.
     Milestones. Milestone revenue decreased in the three and six months ended June 30, 2010 reflecting that we recognized a milestone payment of $4.0 million in the second quarter of 2009 under our collaboration with Merck KGaA in connection with the initiation of a Phase 1b clinical trial of IMO-2055 in patients with colorectal cancer in January 2009.
Research and Development Expenses
     Research and development expenses increased by $1,548,000, or 29%, from $5,413,000 for the three months ended June 30, 2009 to $6,961,000 for the three months ended June 30, 2010 and increased by $1,657,000, or 17%, from $9,890,000 for the six months ended June 30, 2009 to $11,547,000 for the six months ended June 30, 2010. The increases in research and development expenses in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were primarily due to the manufacture of additional supplies of our IMO-2125 and IMO-3100 drug candidates and clinical activities associated with IMO-2125 and IMO-3100. The increase in research and development expenses in the three months ended June 30, 2010 was also attributable to the conduct of additional nonclinical safety studies of IMO-3100. These increases were offset, in part, by decreased clinical activities associated with IMO-2055.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
IMO-2125 External Development Expense	$2,360	$575	310%	$3,241	$1,074	202%
IMO-3100 External Development Expense	1,690	—	—%	2,581	—	—%
IMO-2055 External Development Expense	1	1,662	(100)%	15	2,134	(99)%
Other Drug Development Expense	954	1,425	(33)%	1,921	3,206	(40)%
Basic Discovery Expense	1,956	1,751	12%	3,789	3,476	9%

Total Research and Development Expense	$6,961	$5,413	29%	$11,547	$9,890	17%

     In the preceding table, research and development expense is set forth in the following five categories:
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, such as payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $9.9 million in external development expenses through June 30, 2010, including costs associated with our Phase 1 clinical trials and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 increased by $1,785,000, or 310%, in the three months ended June 30, 2010 and increased by $2,167,000, or 202%, in the six months ended June 30, 2010, as compared to the corresponding 2009 periods. The increases in IMO-2125 expenses in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 were attributable to manufacture of additional supplies of IMO-2125 in 2010, conduct of additional nonclinical safety studies of IMO-2125 and increased expenses resulting from the progression of our initial Phase 1 trial, which we initiated in September 2007, and the initiation and progression of our second Phase 1 clinical trial, which we initiated in October 2009.
     In May 2007, we submitted an Investigational New Drug, or IND, application for IMO-2125 to the U.S. Food and Drug Administration, or FDA. In September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had no response to a prior regimen of the current standard of care therapy. We refer to these patients as null responder HCV patients, specified by the protocol as patients who failed to achieve a 2 log10 reduction in HCV viral load after at least 12 weeks of treatment with the current standard of care therapy. HCV viral load refers to the concentration of virus in the blood. A log10 reduction means a decrease in virus concentration to 10% of the original concentration. A 2 log10 reduction means a decrease to 1% of the original concentration. In the trial, we are enrolling cohorts of ten patients at escalating IMO-2125 dose levels of 0.08, 0.16, and 0.32 mg/kg/week. Of the ten patients in a cohort, eight are randomized to receive IMO-2125 treatment and two are randomized to receive placebo treatment. Patients receive a single dose of IMO-2125 or placebo once per week by subcutaneous injection for four weeks. The primary objective of the trial is to assess the safety of IMO-2125 at each dose level. We are also evaluating the effects of IMO-2125 on HCV viral load and on immune system activation in this trial. In April 2010, we presented interim data through the 0.32-mg/kg/week cohort at the 45th Annual Meeting of the European Association for the Study of the Liver, or EASL. Based on these interim data, we extended the trial to a fifth dose level of 0.48 mg/kg/week. Recruitment is continuing at the IMO-2125 dosage of 0.48 mg/kg/week and we expect enrollment at this dose level to be complete by the end of the third quarter of 2010. We also are recruiting null responder HCV patients for evaluation of twice-weekly administration of IMO-2125. We intend to enroll eight patients into at least one twice-weekly treatment cohort, all of whom would receive IMO-2125 treatment. The clinical trial is being conducted at multiple sites in the United States. We expect data from this trial, including data from the first twice-weekly cohort, to be available in the fourth quarter of 2010.
     In addition to the on-going Phase 1 clinical trial of IMO-2125 in null responder HCV patients, we are conducting a Phase 1 clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. Ribavirin is an antiviral medication approved for use in combination with interferon-alpha in the treatment of HCV infection. We initiated the trial in October 2009. In this clinical trial, patients receive IMO-2125 by subcutaneous injection once per week for four weeks at escalating dose levels in combination with daily oral administration of standard doses of ribavirin. We plan to treat a total of 48 patients with IMO-2125 plus ribavirin. In addition, a total of 12 patients are planned to be randomized to receive pegylated recombinant alfa-2a interferon plus ribavirin as the control arm. The primary objective of the trial is to assess the safety and tolerability of IMO-2125 in combination with ribavirin. In addition, we plan to monitor the effect of treatment on HCV viral load and on activation of the immune system. The clinical trial is currently being conducted at sites in France and Russia. We expect preliminary data from this trial to be available in the fourth quarter of 2010.
     During the second half of 2010, we plan to initiate a Phase 2 clinical trial with IMO-2125 administered in combination with ribavirin for 12 weeks. As a result, we expect IMO-2125 external development expenses to increase in 2010 from 2009 levels.
     IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100, such as payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-3100 in November 2009 and since then we have incurred approximately $3.2 million in external development expenses through June 30, 2010, including costs associated with the single-dose Phase 1 clinical trial in healthy subjects we initiated in January 2010 and preparation for the multiple-dose Phase 1 clinical trial in healthy subjects that we initiated in July 2010, manufacturing and process development activities related to the production of IMO-3100, and conduct of additional nonclinical safety studies.
     In November 2009, we submitted to the FDA an IND application for the clinical evaluation of IMO-3100 in autoimmune diseases. As a first step in the clinical development of IMO-3100, we are conducting Phase 1 clinical trials in healthy subjects to evaluate safety and mechanism of action prior to the initiation of clinical trials in patients with autoimmune disease.
     In January 2010, we initiated a Phase 1 clinical trial of IMO-3100 in healthy subjects. In this single-dose, dose escalation Phase 1 trial, IMO-3100 was administered by subcutaneous injection at dose levels of 0.04, 0.08, 0.16, 0.32, and 0.64 mg/kg. Six subjects were evaluated at each dose level, and six additional subjects received placebo treatment. The primary objective of the trial was to evaluate the safety and tolerability of IMO-3100. Secondary objectives were to characterize the blood levels of IMO-3100 and to assess the pharmacodynamic mechanism of action, which is how IMO-3100 affects the immune system in the intended manner, through measurement of the response of peripheral blood mononuclear cells, or PBMCs, to TLR7 and TLR9 agonists. The trial was conducted at a single U.S. site. We intend to present detailed results of the trial at a scientific meeting in the fourth quarter of 2010.
     In July 2010, we initiated a four-week multiple-dose clinical trial of IMO-3100 in healthy subjects. The purpose of the multiple-dose trial is to evaluate the safety, blood levels of IMO-3100, and pharmacodynamic mechanism of action of IMO-3100 with multiple-dose subcutaneous administration over four weeks. We plan to enroll 24 subjects in the trial, with 16 receiving IMO-3100 and eight receiving placebo. We expect preliminary data from the Phase 1 multiple-dose clinical trial of IMO-3100 in healthy subjects to be available in the fourth quarter of 2010.
     We intend to identify an initial autoimmune disease indication for further clinical development of IMO-3100 and to initiate a Phase 2 clinical trial by the end of 2010.
     IMO-2055 External Development Expenses. IMO-2055 is being developed for cancer, excluding vaccines, under our collaboration with Merck KGaA. External development expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of IMO-2055 and through June 30, 2010, we have incurred approximately $17.4 million in external expenses in connection with IMO-2055.
     Under our collaboration, Merck KGaA is responsible for developing IMO-2055 for the treatment of cancer excluding vaccines. Merck KGaA refers to IMO-2055 as EMD 1201081. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of EMD 1201081 for the treatment of cancer and responsibility for all further clinical development of EMD 1201081 in the treatment of cancer, excluding vaccines. As a result, we did not incur significant expenses for EMD 1201081 development in the three or six months ended June 30, 2010, and do not expect to incur significant IMO-2055 development expense.
     IMO-2055 external development expenses decreased by $1,661,000, or 100%, in the three months ended June 30, 2010 and decreased by $2,119,000, or 99%, in the six months ended June 30, 2010, as compared to the corresponding 2009 periods, as a result of Merck KGaA assuming sponsorship in September 2009 of the IMO-2055 Phase 1b clinical trials and in March 2010 of the IMO-2055 Phase 1 clinical trial that we were conducting in 2009.
     Approximately $12,000 and $2,067,000 of expenses in the six months ended June 30, 2010 and 2009, respectively, and $1,627,000 of expenses in the three months ended June 30, 2009 were reimbursed by Merck KGaA.
     Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies including animal toxicology and pharmacology studies and professional fees. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board and our Autoimmune Disease Scientific Advisory Board.
     Other drug development expenses decreased by $471,000, or 33%, in the three months ended June 30, 2010 and decreased by $1,285,000, or 40%, in the six months ended June 30, 2010, as compared to the corresponding 2009 periods. The decreases in the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily due to the attribution of IMO-3100 expenses in the 2010 period to a specific IMO-3100 External Development Expense category shown separately above. In 2009, nonclinical safety and pharmacology study expenses related to IMO-3100 and costs to manufacture IMO-3100 were included in the Other Drug Development Expenses category.

     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 7, 8 and 9, and TLR antisense. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $205,000, or 12%, in the three months ended June 30, 2010 and by $313,000, or 9%, in the six months ended June 30, 2010, as compared to the corresponding 2009 periods. The increases for the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily attributable to higher employee expenses, including the recruitment of a Vice President of Biology to our discovery staff, and higher stock compensation expense associated with stock options granted after June 30, 2009, and higher allocated facilities costs. These increases were offset by a decrease in research supplies related to decreased research conducted under our collaboration agreements and lower external nonclinical research costs.
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
General and Administrative Expenses
     General and administrative expenses increased by $651,000, or 31%, from $2,133,000 in the three months ended June 30, 2009 to $2,784,000 in the three months ended June 30, 2010 and increased by $1,234,000, or 29%, from $4,282,000 in the six months ended June 30, 2009 to $5,516,000 in the six months ended June 30, 2010. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters and our business development initiatives.
     The increases in general and administrative expenses in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were primarily due to higher stock compensation expense primarily resulting from the modification of non-employee Board of Director stock options during 2010 and stock options granted after June 30, 2009, higher employee expenses including the recruitment of a Vice President of Corporate Development to our general and administrative staff, increased consulting fees associated with business and strategic initiatives, and higher legal fees related to corporate matters and patent maintenance.
Investment Income, net
     The $29,000 in investment income, net during the three months ended June 30, 2010 was approximately the same as the $31,000 during the three months ended June 30, 2009. Investment income, net decreased by approximately $47,000, or 46%, from $102,000 in the six months ended June 30, 2009 to $55,000 in the six months ended June 30, 2010 as a result of lower average amounts invested and lower interest rates during the 2010 period.
Foreign Currency Exchange Loss
     We have a clinical trial contract denominated in Euros and the milestone earned under our Merck KGaA collaboration was paid in Euros. In 2009, we earned a milestone under our Merck KGaA collaboration, for which we had a $4,300,000 receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010, and we received $4,074,000 based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. Consequently, we had a foreign currency exchange gain of $34,000 in the three months ended June 30, 2010 and a foreign currency exchange loss of $194,000 in the six months ended June 30, 2010. We had no foreign currency exchange gain or loss in the three and six month periods ended June 30, 2009.
Net Loss
     As a result of the factors discussed above, our net loss was $5,296,000 for the three months ended June 30, 2010 compared to net income of $3,842,000 for the three months ended June 30, 2009 and our net loss was $7,239,000 for the six months ended June 30, 2010 compared to net income of $3,590,000 for the six months ended June 30, 2009. We have incurred losses of $80.7 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $340.9 million through June 30, 2010. We may continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, milestones and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     On August 5, 2010, we raised approximately $15.1 million in gross proceeds from a registered direct offering to institutional investors. In the offering, we sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, is expected to total approximately $14.1 million.
     As of June 30, 2010, warrants to purchase 1,704,545 shares of our common stock at an exercise price of $5.20 and warrants to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share were outstanding. These warrants were issued in March 2006 and expire on September 24, 2011.
     Under the terms of our collaboration agreement with Merck KGaA, we have earned $8,313,000 in milestone payments for which we received $8,070,000 due to foreign currency exchange rates in effect at the time of payment. We received $4,074,000 of these milestone payments during the six months ended June 30, 2010, for which we had a receivable at December 31, 2009. Merck KGaA has also reimbursed us for $4,517,000 for expenses related to the development of IMO-2055.
Cash Flows
     As of June 30, 2010, we had approximately $32,783,000 in cash and cash equivalents and investments, a net decrease of approximately $7,424,000 from December 31, 2009. Operating activities used $7,430,000 of cash during the six months ended June 30, 2010, reflecting our $7,239,000 net loss for the period, as adjusted for non-cash expenses, including depreciation and stock-based compensation, changes in our deferred revenue, accounts receivable and payable, prepaid expenses and other current assets.
     The net cash used in investing activities during the six months ended June 30, 2010 of $8,285,000 reflects our purchase of $8,309,000 in available-for-sale securities in the six months ended June 30, 2010 and our purchase of $79,000 of laboratory, office, and computer equipment in the six-month period. These purchases were offset, in part, by a decrease in restricted cash.
     The net cash provided by financing activities during the six months ended June 30, 2010 of $61,000 reflects proceeds of $71,000 received from the exercise of stock options and employee stock purchases during the six-month period offset by payments against our capital leases.
Funding Requirements
     We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $340,918,000 at June 30, 2010. We may incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, which assumes that we will continue to conduct our four ongoing clinical trials and that we will conduct the 12-week Phase 2 clinical trial of IMO-2125 in HCV patients and the Phase 2 clinical trial of IMO-3100 in an initial autoimmune disease indication that we plan to initiate in 2010 but does not assume that we will conduct any other clinical trials. We may need to raise additional funds to operate our business beyond December 31, 2011. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2010, we had an accrued expense relating to contract research organization services for our Phase 1 clinical trial of IMO-2125 currently being conducted at sites in France, Russia and with planned initiation at sites in Hungary of EUR 539,000, or $659,000. All other assets and liabilities are in U.S. dollars, which is our functional currency.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2010, we had an accumulated deficit of $340.9 million. We have incurred losses of $80.7 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash, cash equivalents, and investments of $32.8 million at June 30, 2010. We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, which assumes that we will continue to conduct our four ongoing clinical trials and that we will conduct the 12-week Phase 2 clinical trial of IMO-2125 in HCV patients and the Phase 2 clinical trial of IMO-3100 in an initial autoimmune disease indication that we plan to initiate in 2010 but does not assume that we will conduct any other clinical trials. We may need to raise additional funds to operate our business beyond December 31, 2011.
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
     We are investing a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates for infectious diseases, IMO-2125, and for autoimmune and inflammatory diseases, IMO-3100. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-2125, IMO-3100 and other drug candidates, including drug candidates being developed by our collaborators. The commercial success of these drug candidates will depend on several factors, including the following:
•	the drug candidates demonstrating an acceptable safety profile during clinical trials;

•	timely enrollment in our Phase 1 clinical trials of IMO-2125 and IMO-3100 and our other on-going or planned clinical trials, which may be slower than we anticipate, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of our clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	the ability to combine our drug candidates and the drug candidates being developed by our collaborators safely and successfully with other therapeutic agents;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following approval.
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
     There are a number of companies developing TLR compounds for chronic HCV infection, including Dynavax Technologies Corporation and Anadys Pharmaceuticals, Inc. Our principal competitors developing TLR-targeted compounds for our autoimmune and inflammatory diseases program include Pfizer, Inc. and Dynavax Technologies Corporation, with its collaborator,

GlaxoSmithKline plc and for our respiratory disease program include Dynavax Technologies Corporation in collaboration with AstraZeneca Pharmaceuticals plc, Pfizer, Inc., in collaboration with Sanofi-Aventis Groupe, Cytos Biotechnology AG, and VentiRx Pharmaceuticals. For our partnered programs, our principal competitors developing TLR-targeted compounds for cancer treatment include Pfizer, Inc., Anadys Pharmaceuticals, Inc. and VentiRx Pharmaceuticals. Merck’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, Cytos Biotechnology AG, and Celldex Therapeutics, Inc.
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
     All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently, we are conducting clinical trials of IMO-2125 and IMO-3100. The FDA and other regulatory authorities may not approve any of our potential products for any indication.
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
     We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and asthma and allergies. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives. If we cannot enter into additional collaboration agreements, we may not be able to obtain the expertise and resources necessary to achieve our business objectives. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we establish, if any, may not be favorable to us.
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
     As of July 31, 2010, we owned 71 U.S. patents and U.S. patent applications and 222 corresponding worldwide patents and patent applications for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-2125, IMO-3100 and IMO-2055. With respect to IMO-2125, we have issued patents that cover the chemical composition of matter of IMO-2125 and methods of its use, with the earliest composition claims expiring in 2026. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026.With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023.
     In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of July 31, 2010, our antisense patent portfolio included 101 U.S. patents and patent applications and 113 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These patents expire at various dates ranging from 2014 to 2022.
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
Risks Relating to Product Manufacturing, Marketing and Sales, and Reliance on Third Parties
Because we have limited manufacturing experience, and no manufacturing facilities or infrastructure, we are dependent on third-party manufacturers to manufacture products for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.
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
The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
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
     Our stock price has been volatile. During the period from January 1, 2009 to July 30, 2010, the closing sales price of our common stock ranged from a high of $9.06 per share to a low of $3.06 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past two years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•	results of clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	our cash resources;

•	the terms of any financing conducted by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry, and market conditions.
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
ITEM 5. OTHER INFORMATION
     On August 1, 2010, the Company entered into a Consulting Agreement with Dr. Alice Bexon, who had served as the Company’s Vice President, Clinical Development, until April 7, 2010. Under the terms of the Consulting Agreement, the Company has agreed to pay Dr. Bexon a consulting fee of $15,000 per month for the period from August 1, 2010 until October 2010, and a consulting fee of $375 per hour, not to exceed $3,000 per day or $15,000 per month, for the period from November 1, 2010 through April 30, 2011.
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

IDERA PHARMACEUTICALS, INC.
Date: August 5, 2010	/s/ Sudhir Agrawal
Sudhir Agrawal
President, Chief Executive Officer, and Chief Scientific Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Consulting Agreement dated as of August 1, 2010 by and between Idera Pharmaceuticals, Inc. and Alice Bexon.

10.2	Stock Purchase Agreement dated as of December 8, 2006 by and between Idera Pharmaceuticals, Inc. and Merck & Co.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.