Form 10-Q
period 2010-09-30
IDERA PHARMACEUTICALS, INC.
filed 2010-11-04
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to .
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Common Stock, par value $.001 per share	27,581,058
Class	Outstanding as of September 30, 2010

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except per share amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,052	$25,471
Short-term investments, available-for-sale	22,899	6,270
Receivables	26	4,497
Prepaid expenses	1,311	540
Other current assets	424	490

Total current assets	44,712	37,268
Property and equipment, net	1,055	1,387
Non-current portion of prepaid expenses	—	104
Long-term investments, available-for-sale	—	8,466
Restricted cash, net of current portion	311	414

Total assets	$46,078	$47,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,702	$1,166
Accrued expenses	3,735	931
Current portion of capital lease	13	19
Current portion of deferred revenue	1,015	12,098

Total current liabilities	7,465	14,214
Capital lease obligation, net of current portion	—	9
Deferred revenue, net of current portion	35	67
Other liabilities	250	244

Total liabilities	7,750	14,534

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares, Issued and outstanding — 27,581 and 23,479 shares at September 30, 2010 and December 31, 2009, respectively	28	23
Additional paid-in capital	383,905	366,780
Accumulated deficit	(345,631)	(333,679)
Accumulated other comprehensive income (loss)	26	(19)

Total stockholders’ equity	38,328	33,105

Total liabilities and stockholders’ equity	$46,078	$47,639

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Alliance revenue	$5,089	$6,538	$15,052	$24,338
Operating expenses:
Research and development	7,786	4,288	19,333	14,177
General and administrative	2,193	2,210	7,709	6,492

Total operating expenses	9,979	6,498	27,042	20,669

(Loss) income from operations	(4,890)	40	(11,990)	3,669
Other income (expense):
Investment income, net	31	20	86	122
Foreign currency exchange gain (loss)	148	(6)	(46)	(6)

(Loss) income before income taxes	(4,711)	54	(11,950)	3,785
Income tax provision	—	(30)	—	(170)

Net (loss) income	$(4,711)	$24	$(11,950)	$3,615

Net (loss) income per share (Note 14):
Basic	$(.18)	$—	$(.49)	$0.15

Diluted	$(.18)	$—	$(.49)	$0.15

Shares used in computing basic net (loss) income per common share	25,980	23,441	24,314	23,409

Shares used in computing diluted net (loss) income per common share	25,980	24,341	24,314	24,188

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(11,950)	$3,615
Adjustments to reconcile net (loss) income to net cash used in operating activities
Loss from disposition of assets	3	—
Stock-based compensation	2,929	2,304
Non-employee stock options	6	108
Depreciation expense	417	420
Amortization of investment premiums	190	25
Issuance of common stock for services rendered	1	17
Changes in operating assets and liabilities
Accounts receivable	4,471	(426)
Prepaid expenses and other current assets	(601)	(179)
Accounts payable and accrued expenses	4,346	1,039
Deferred revenue	(11,115)	(16,749)

Net cash used in operating activities	(11,303)	(9,826)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(8,309)	(2,206)
Proceeds from maturity of available-for-sale securities	—	9,250
Decrease in restricted cash	103	102
Purchases of property and equipment	(88)	(13)

Net cash (used in) provided by investing activities	(8,294)	7,133

Cash Flows from Financing Activities:

Sale of common stock and warrants, net of issuance costs	14,089	—
Proceeds from exercise of stock options and employee stock purchases	104	245
Repurchase of common stock	—	(41)
Payments on capital lease	(15)	(16)

Net cash provided by financing activities	14,178	188

Net decrease in cash and cash equivalents	(5,419)	(2,505)
Cash and cash equivalents, beginning of period	25,471	45,165

Cash and cash equivalents, end of period	$20,052	$42,660

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$195

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
(1) (a) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA-and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
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
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, respiratory diseases, and cancer.
     In addition to its internal programs, the Company is currently collaborating with two pharmaceutical companies to advance other applications of its TLR-targeted compounds. The Company is collaborating with Merck KGaA to research, develop, and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, and with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which is referred to herein as Merck) to research, develop, and commercialize products containing its TLR7, 8, and 9 agonists as vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At September 30, 2010, the Company had an accumulated deficit of $345.6 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements. The Company’s research and development expenses will be higher in 2010 than in 2009 as a result of its expansion during 2010 of its clinical trials and acceleration of preclinical studies of TLR3, TLR7, and TLR8 agonists.
     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.
     (b) New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued new accounting requirements for accounting for revenue recognition under multiple-element arrangements, which will be effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the effect that these new requirements will have on its financial statements.
     In April 2010, the Financial Accounting Standards Board issued new accounting requirements for accounting for revenue recognition under the milestone method, which will be effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the effect that these new requirements will have on its financial statements.
(2) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 10, 2010.

(3) Cash Equivalents and Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2010 and December 31, 2009 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income (loss)” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. The Company had no “held-to-maturity” investments at either September 30, 2010 or December 31, 2009. The cost of securities sold is based on the specific identification method. The Company had no realized gains or losses from available-for-sale securities in the three or nine months ended September 30, 2010 and 2009. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or nine months ended September 30, 2010 and 2009.
     The Company’s investments as of September 30, 2010 and December 31, 2009 consist of U.S. government, U.S. federal agency and U.S. corporate bonds. The Company had no auction rate securities as of September 30, 2010 and December 31, 2009.
     The Company’s available-for-sale investments consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
U.S. corporate bonds due in one year or less	$2,214	$—	$3	$2,217
U.S. federal agency bonds due in one year or less	7,448	—	4	7,452
U.S. government bonds due in one year or less	13,211	—	19	13,230

Total short-term investments	$22,873	$—	$26	$22,899

	December 31, 2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(in thousands)	Cost	(Losses)	Gains	Value
U.S. Federal agency bonds due in one year or less	$4,283	$(6)	$—	$4,277
U.S. government bonds due in one year or less	1,994	(1)	—	1,993

Total short-term investments	6,277	(7)	—	6,270

U.S. federal agency bonds due in more than one year	1,256	(4)	—	1,252
U.S. government bonds due in more than one year	7,222	(8)	—	7,214

Total long-term investments	8,478	(12)	—	8,466

Total investments	$14,755	$(19)	$—	$14,736

There were no long-term investments at September 30, 2010.
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

The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2010 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$15,892	$15,892	$—	$—
Short-term investments	22,899	13,230	9,669	—

Total	$38,791	$29,122	$9,669	$—

Liabilities	$—	$—	$—	$—

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
     Level 2 investments consist of U.S. Federal agency and U.S. corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any gains or losses are recorded in other comprehensive income or losses in stockholders’ equity.
     There were no significant unrealized losses on investments at September 30, 2010. See Note (3).
(5) Property and Equipment
     At September 30, 2010 and December 31, 2009, net property and equipment at cost consists of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Leasehold improvements	$514	$514
Laboratory equipment and other	2,886	2,811

Total property and equipment, at cost	3,400	3,325
Less: Accumulated depreciation and amortization	(2,345)	(1,938)

Property and equipment, net	$1,055	$1,387

     As of September 30, 2010 and December 31, 2009, laboratory equipment and other included approximately $79,000 of office equipment financed under capital leases with accumulated depreciation of approximately $52,000 and $41,000, respectively.
     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $130,000 and $139,000 in the three months ended September 30, 2010 and 2009, respectively, and approximately $417,000 and $420,000 in the nine months ended September 30, 2010 and 2009, respectively.

(6) Restricted Cash
     As part of the lease arrangement entered into by the Company in October 2006 to lease its office and laboratory facility commencing in June 2007, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by a total of approximately $206,000 upon the second and third anniversaries of the lease commencement date. As a result, at September 30, 2010 restricted cash was $413,000, including $102,000 classified in other current assets. The restricted cash is held in certificates of deposit securing a line of credit for the lessor. The restricted cash is expected to be further reduced by approximately $102,000 upon the fourth anniversary of the lease commencement date, subject to certain conditions.
(7) Comprehensive Income (Loss)
     The following table includes the components of comprehensive (loss) income for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net (loss) income	$(4,711)	$24	$(11,950)	$3,615
Other comprehensive income (loss)	5	(7)	45	39

Total comprehensive (loss) income	$(4,706)	$17	$(11,905)	$3,654

Other comprehensive income (loss) represents the net unrealized gains (losses) on available-for-sale investments.
(8) License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which became effective February 4, 2008. Under the terms of the agreement, Idera granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s IMO-2055 clinical trials for the period in which Idera continued to conduct the trials on behalf of Merck KGaA; Merck KGaA agreed to pay up to EUR 264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay mid single-digit to low double digit royalties on net sales of products containing the Company’s TLR9 agonists that are marketed. Merck KGaA refers to IMO-2055 as EMD 1201081. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of EMD 1201081 until such time as Merck KGaA had filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) and assumed sponsorship of these trials. Under the amendment, Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. Merck KGaA has now filed an IND and, as of March 2010, Merck KGaA is the sponsor of all ongoing clinical trials of EMD 1201081, for the treatment of cancer, and has assumed responsibility for all further clinical development of EMD 1201081 in the treatment of cancer, excluding vaccines.
     The Company recognized the $40.0 million upfront payment as revenue over the twenty-eight month term that ended in June, 2010, which was the Company’s period of continuing involvement under the research collaboration. The Company recognized $4.0 million of milestone revenue, in the second quarter of 2009, related to the initiation of a Phase 1b clinical trial of EMD 1201081 in patients with colorectal cancer, which was the period in which payment was due under its collaboration with Merck KGaA. In the fourth quarter of 2009, the Company recognized $4.3 million of milestone revenue related to the initiation by Merck KGaA of a Phase 2 clinical trial of EMD 1201081 in treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck. In the third quarter of 2010, the Company recognized $3.8 million of milestone revenue related to the initiation by Merck KGaA of a Phase 1b clinical trial of EMD 1201081 in treatment of patients with squamous cell carcinoma of the head and neck.

(9) License Agreement with Merck Sharp & Dohme Corp.
     In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck exclusive rights to a number of the Company’s TLR7, 8, and 9 agonists for use in combination with Merck’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck and Idera chemistry for use in vaccines in the defined fields, which collaboration could be extended by Merck for two additional one-year periods. Under the terms of the agreement: Merck paid the Company a $20.0 million upfront license fee; Merck purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck agreed to fund the research and development collaboration. Merck also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck develops and commercializes additional vaccines using the Company’s agonists, the Company would be entitled to receive additional milestone payments. In addition, Merck agreed to pay the Company mid to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     In November 2008, Merck extended the research collaboration for an additional one-year period to December 2009. In November 2009, Merck extended the research collaboration for the fourth and final year to December 2010. The Company has estimated that this period ending December 2010 is its period of continuing involvement under the research collaboration. Accordingly, the Company is recognizing the $20.0 million upfront payment as revenue over the two-year initial research term and the additional two-year-period over which the research term has been extended.
     In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck. Pursuant to such stock purchase agreement, the Company issued and sold to Merck 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in aggregate gross proceeds of $10.0 million. Merck agreed, subject to certain exceptions, that prior to December 8, 2007, it would not sell any of the shares of the Company’s common stock acquired by it and that, for the duration of the research and collaboration term, its ability to sell such shares will be subject to specified volume limitations.
     In May 2008, under the Company’s collaboration with Merck, a preclinical milestone was achieved with one of its novel TLR9 agonists used as an adjuvant in cancer vaccines. As a result, the Company received a $1.0 million milestone payment from Merck, which it recognized as revenue in 2008.
(10) License Agreement with Novartis International Pharmaceutical, Ltd.
     In May 2005, the Company entered into a research collaboration and option agreement and a separate license, development, and commercialization agreement with Novartis to discover, develop, and commercialize TLR9 agonists that are identified as potential treatments for asthma and allergy. Under the terms of the agreements, Novartis paid the Company a $4.0 million upfront license fee and agreed to fund substantially all research activities under the research collaboration. In 2007, Novartis extended the research collaboration by an additional year until May 2008. In connection with this extension, Novartis paid the Company an additional license fee of $1.0 million. As a result of the initiation of a Phase 1 clinical study by Novartis under the research collaboration, the Company received a $1.0 million milestone payment from Novartis in October 2008.
     In November 2009, Novartis notified the Company that it was terminating the research collaboration and option agreement, effective as of February 2010. This termination canceled Novartis’ option to implement the license, development, and commercialization agreement. Upon the termination, the Company regained the rights to QAX935, a novel agonist of TLR9 which the Company refers to as IMO-2134, without any financial obligations to Novartis and is no longer subject to restrictions under the collaboration on its right to develop TLR-targeted compounds, including TLR antagonist and TLR antisense compounds, as potential treatments for human allergic and/or respiratory diseases. Sponsorship of the Phase 1 clinical trial of QAX935 that Novartis initiated has not been transferred to the Company.
(11) Revenue Recognition under Collaborative Arrangements
     An important part of the Company’s business strategy is to enter into research and development collaborations with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential research and development and commercialization of drug candidates based on the Company’s technology. Under the Company’s existing collaborative arrangements, the Company is generally entitled to receive non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses and royalties on product sales. The Company classifies all of these amounts as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. Revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck and its collaboration with Novartis, which was terminated in February 2010, is as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Merck KGaA	$3,822	$5,066	$11,173	$19,844
Merck	1,250	1,437	3,796	4,381
Novartis	—	7	1	19

Total collaboration revenue	5,072	6,510	14,970	24,244
Other revenue	17	28	82	94

Total alliance revenue	$5,089	$6,538	$15,052	$24,338

     The Company incurred approximately $8,000 and $738,000 in third-party expenses in connection with its collaborative arrangements during the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Company incurred approximately $24,000 and $2,891,000, respectively, in third-party expenses in connection with its collaborative arrangements. These third party expenses are classified as either research and development or general and administrative expenses in the Company’s statement of operations.
     When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The Company recognizes revenue from non-refundable upfront fees received under collaboration agreements, not specifically tied to a separate earnings process, ratably over the term of the contractual obligation or the Company’s estimated continuing involvement under the research collaboration. If the estimated period of continuing involvement is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis.
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
     For payments that are specifically associated with a separate earnings process, the Company recognizes revenue when the specific performance obligation is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiating clinical trials, filing for approval with regulatory agencies, and obtaining approvals from regulatory agencies. The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, it has no further performance obligations relating to the event, and collectability is reasonably assured. In the event that the agreement provides for payment to be made subsequent to the Company’s standard payment terms, the Company recognizes revenue when payment becomes due.
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. The Company classifies amounts that it expects to recognize in the next twelve months as short-term deferred revenue. The Company classifies amounts that it does not expect to recognize within the next twelve months as long-term deferred revenue.
     Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its balance sheet short-term and long-term deferred revenue based on its best estimate of when such amounts will be recognized. However, this estimate is based on the Company’s collaboration agreements and its current operating plan and, if either should change, the Company may recognize a different amount of deferred revenue over the next twelve-month period.
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

(12) Stock-Based Compensation
     The Company recognizes all share-based payments to employees in the financial statements based on their fair values. The Company records stock-based compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to record the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years. The Company included charges of $782,000 and $797,000 in its statements of operations for the three months ended September 30, 2010 and 2009, respectively, and $2,929,000 and $2,304,000 in its statements of operations for the nine months ended September 30, 2010 and 2009, respectively, such charges in each case representing the stock-based compensation expense attributable to share-based payments made to employees and directors.
     The Company’s shareholder-approved stock compensation plans include the current 2008 Stock Incentive Plan, earlier plans under which options are no longer being granted, and the 1995 Employee Stock Purchase Plan. In 2001, the Company also granted options to purchase shares of common stock pursuant to agreements that were not approved by shareholders.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the vesting period on a straight-line basis. The following assumptions apply to the options to purchase 135,500 and 130,800 shares of common stock that were granted to employees and directors during the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009
Average risk free interest rate	2.4%	2.7%
Expected dividend yield	—	—
Expected lives	5.6 years	5.0 years
Expected volatility	66.4%	68.6%

Weighted average grant date fair value of options granted during the period (per share)	$2.65	$3.82
     In connection with the adoption of a director retirement policy during the first quarter of 2010, the stock options held by non-employee members of the Company’s board of directors were modified. The effect of the modification was to provide that upon the director’s retirement from the board of directors, as defined in such policy, the vesting of all nonvested options would be accelerated in full and the period during which options may be exercised after a director’s qualifying retirement would be extended to one year, subject to the requirement that all options be cancelled if not exercised within ten years of the date granted. The modification of the non-employee director stock options increased the fair value of those options by $96,000 when modified, of which $5,000 and $84,000 was expensed during the three and nine months ended September 30, 2010, respectively. As a result of the modification of non-employee director stock options, the Company recognized additional stock-based compensation expense for such options during the nine months ended September 30, 2010 of $237,000, including the $84,000 attributable to the increase in fair value and $153,000 which resulted from the accelerated recognition of the original fair value of options held by four of the Company’s directors who satisfy the policy for retirement prior to the normal vesting period, which would otherwise have been expensed over the vesting period on a straight line basis. If these non-employee director stock options had not been modified and were expensed over the vesting period on a straight line basis, the stock compensation expense for such options would have been $55,000 higher in the three months ended September 30, 2010.
     During prior periods, the Company awarded stock options to non-employees to purchase shares of common stock. The Black-Scholes fair value of the nonvested portion of the non-employee options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date, less the amount expensed in prior periods. The remeasurements as of September 30, 2010 and 2009 resulted in expense for non-employee options of $17,000 and $114,000 for the three months ended September 30, 2010 and 2009, respectively, and $6,000 and $108,000 for the nine months ended September 30, 2010 and 2009, respectively.
(13) Alternative Minimum Tax
     During the three and nine months ended September 30, 2009, the Company recognized $30,000 and $170,000, respectively, in alternative minimum tax.

(14) Net (Loss) Income per Common Share
     The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and dilutive net (loss) income per share:
Net (loss) income	$(4,711)	$24	$(11,950)	$3,615

Denominator for basic (loss) income per share:
Weighted average common shares outstanding	25,980	23,441	24,314	23,409
Effect of dilutive securities:
Common stock options and warrants	—	900	—	779

Denominator for diluted net (loss) income per share	25,980	24,341	24,314	24,188

Basic net (loss) income per share	$(.18)	$—	$(.49)	$0.15

Diluted net (loss) income per share	$(.18)	$—	$(.49)	$0.15

     For the three and nine months ended September 30, 2010, diluted net loss per share of common stock is the same as basic net loss per share of common stock, as the effects of the Company’s potential common stock equivalents are antidilutive. For the three and nine months ended September 30, 2009, 1,818,919 and 1,902,202 shares, respectively, were not included in the computation of diluted net income per share as the effects of certain stock options are antidilutive. Total antidilutive securities were 8,608,354 and 1,902,202 for the nine months ended September 30, 2010 and 2009, respectively, and consist of shares of underlying stock options and warrants. Net (loss) income applicable to common stockholders is the same as net (loss) income for all periods presented.
(15) Stockholders’ Equity
     During the nine months ended September 30, 2010 and 2009, the Company issued 30,852 and 57,654 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases resulting in total proceeds to the Company of $104,000 and $245,000, respectively. See note (17) for information about additional stock issuances.
(16) Related Party Transactions
     The Company paid directors consulting fees of approximately $16,000 and $1,000 in the three months ended September 30, 2010 and 2009, respectively, and $48,000 and $8,000 in the nine months ended September 30, 2010 and 2009, respectively.
(17) 2010 Financing
     On August 5, 2010, the Company raised $15.1 million in gross proceeds from a registered direct offering to institutional investors. In the offering, the Company sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, was approximately $14.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants. Drug candidates are compounds that we are developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
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
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, respiratory diseases, and cancer. We are conducting two Phase 1 clinical trials of IMO-2125, our lead TLR9 agonist drug candidate for infectious diseases, as monotherapy in patients with chronic hepatitis C virus, or HCV, infection who had no response to prior standard of care therapy, and in combination with ribavirin in treatment-naïve HCV patients. As a first step in the clinical development of IMO-3100, our lead TLR7 and TLR9 antagonist drug candidate for potential applications in autoimmune and inflammatory diseases, we are conducting Phase 1 clinical trials in healthy subjects to evaluate safety and mechanism of action prior to the initiation of clinical trials in patients with autoimmune disease. We have conducted a single-dose, dose escalation Phase 1 clinical trial of IMO-3100 in healthy subjects, and a multiple-dose Phase 1 clinical trial of IMO-3100 in healthy subjects. We currently are analyzing results of both clinical trials. We are evaluating the next steps in the development of IMO-2134, our lead TLR9 agonist drug candidate for respiratory diseases, for which Novartis International Pharmaceutical, Ltd., or Novartis, initiated a Phase 1 clinical trial under our collaborative agreement that terminated in February 2010. We are evaluating dual agonists of TLR7 and TLR8 in preclinical models of hematological cancers and intend to select a lead drug candidate by the end of 2010. We also have identified agonists of TLR3 that we are studying in preclinical models.
     In addition to our internal programs, we currently are collaborating with two pharmaceutical companies to advance other applications of our TLR-targeted compounds. We are collaborating with Merck KGaA, Darmstadt, Germany, to research, develop, and commercialize products containing our TLR9 agonists for the treatment of cancer, excluding cancer vaccines. Merck KGaA currently is conducting four clinical trials of IMO-2055, a TLR9 agonist drug candidate which Merck KGaA refers to as EMD 1201081: a Phase 1b clinical trial in patients with non-small cell lung cancer; a Phase 1b clinical trial in patients with colorectal cancer; a Phase 1b clinical trial in treatment of patients with squamous cell carcinoma of the head and neck; and a Phase 2 clinical trial in treatment of patients with recurrent or metastatic squamous cell carcinoma of the head and neck. We also are collaborating with Merck Sharp & Dohme Corp. (previously known as Merck & Co., Inc. and which we refer to herein as Merck) to research, develop, and commercialize products containing our TLR7, 8, and 9 agonists as vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At September 30, 2010, we had an accumulated deficit of $345.6 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant funds or product revenue until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to address a number of technological challenges and to comply with comprehensive regulatory requirements. Our research and development expenses will be higher in 2010 than in 2009 as a result of our expansion in 2010 of our clinical trials of IMO-2125 and IMO-3100 and acceleration of preclinical studies of TLR3, TLR7 and TLR8 agonists.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
Alliance Revenue
     Our alliance revenues were comprised primarily of revenue earned under various collaboration and licensing agreements, including license fees, research and development revenues, which include reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.
     The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
License fees	$1,263	$5,553	(77)%	$11,130	$16,658	(33)%
Research and development	26	969	(97)%	89	3,626	(98)%
Milestones	3,797	—	—%	3,797	3,996	(5)%
Other	3	16	(81)%	36	58	(38)%

Total alliance revenue	$5,089	$6,538	(22)%	$15,052	$24,338	(38)%

     License Fees. License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA and Merck. License fee revenue during the three and nine months ended September 30, 2010 and 2009 was comprised of amortization of the upfront license fee payments under these collaborations. We recognize license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which generally represents the estimated research period of the agreement.
     We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates in effect at the time. We recognized the $40,000,000 upfront payment as revenue over the twenty- eight month research term, which continued until June, 2010. The decrease in license fee revenue in the three and nine months ended September 30, 2010, reflects the June, 2010 completion of our performance obligations under the Merck KGaA collaboration. We received a $20,000,000 upfront payment from Merck in December 2006. We are recognizing the $20,000,000 upfront payment as revenue over the two-year initial research term of our Merck collaboration, which commenced in December 2006, and the additional two-year-period until December 2010, over which the research term has been extended. As of September 30, 2010, we have $972,000 of deferred revenue under our Merck collaboration. We expect to recognize this deferred revenue balance as license fee revenue in the fourth quarter of 2010.
     Research and Development. The decrease in research and development revenue in the three and nine months ended September 30, 2010, respectively, is due to decreased reimbursements of costs associated with clinical trials of EMD 1201081 that we were conducting in 2009 under our collaboration agreement with Merck KGaA and for which Merck KGaA assumed sponsorship by March 2010. The decrease was also attributable to a decrease in revenue from research reimbursements under our collaboration with Merck as we did not have employee expenses that were reimbursed under our collaboration with Merck in the three and nine months ended September 30, 2010 as we did in the three and nine months ended September 30, 2009. We do not expect to have significant research and development revenue in future periods under our agreements with Merck KGaA and Merck.
     Milestones. Relative to the comparable periods in 2009, milestone revenue increased in the three months ended September 30, 2010, and was approximately the same in the nine months ended September 30, 2010, reflecting that we recognized milestone payments under our collaboration with Merck KGaA in the third quarter of 2010 and the second quarter of 2009. The milestone payment of $3.8 million recognized in the third quarter of 2010 resulted from the initiation by Merck KGaA of a Phase 1b clinical trial of EMD 1201081 in treatment of patients with squamous cell carcinoma of the head and neck. The milestone payment of $4.0 million recognized in the second quarter of 2009 resulted from the initiation of a Phase 1b clinical trial of EMD 1201081 in patients with colorectal cancer in January 2009.

Research and Development Expenses
     Research and development expenses increased by $3,498,000, or 82%, from $4,288,000 for the three months ended September 30, 2009, to $7,786,000 for the three months ended September 30, 2010 and increased by $5,156,000, or 36%, from $14,177,000 for the nine months ended September 30, 2009, to $19,333,000 for the nine months ended September 30, 2010. The increases in research and development expenses in the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, were primarily due to increased clinical trial activities associated with IMO-2125 and IMO-3100, the conduct of additional nonclinical safety studies of IMO-2125 and IMO-3100 in the 2010 periods and costs incurred in connection with the cancellation of previously scheduled nonclinical chronic toxicology studies in the third quarter of 2010. The increase in research and development expenses in the nine months ended September 30, 2010, was also attributable to the manufacture of additional supplies of our IMO-2125 and IMO-3100 drug candidates. These increases were offset, in part, by decreased clinical activities associated with EMD 1201081.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
IMO-2125 External Development Expense	$2,979	$432	590%	$6,220	$1,507	313%
IMO-3100 External Development Expense	1,818	—	—%	4,399	—	—%
IMO-2055 (EMD 1201081) External Development Expense	12	732	(98)%	27	2,869	(99)%
Other Drug Development Expense	996	1,260	(21)%	2,917	4,460	(35)%
Basic Discovery Expense	1,981	1,864	6%	5,770	5,341	8%

Total Research and Development Expense	$7,786	$4,288	82%	$19,333	$14,177	36%

     In the preceding table, research and development expense is set forth in the following five categories:
     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125, such as payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $12.9 million in external development expenses through September 30, 2010, including costs associated with our Phase 1 clinical trials and related nonclinical studies and manufacturing and related process development.
     External development expenses for IMO-2125 increased by $2,547,000, or 590%, in the three months ended September 30, 2010 and increased by $4,713,000, or 313%, in the nine months ended September 30, 2010, as compared to the corresponding 2009 periods. The increases in IMO-2125 expenses in the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 were attributable to increased expenses resulting from the progression of our initial Phase 1 trial, which we initiated in September 2007, and the initiation and progression of our second Phase 1 clinical trial, which we initiated in October 2009. The increases in IMO-2125 expenses in the 2010 periods were also attributable to costs associated with the preparation for a Phase 2 clinical trial of IMO-2125 in HCV patients and with the conduct of additional nonclinical safety studies of IMO-2125. The increase in IMO-2125 expenses in the nine month period ended September 30, 2010 compared to the same period in 2009 was also attributable to costs associated with the manufacture of additional supplies of IMO-2125 in 2010.
     In May 2007, we submitted an Investigational New Drug, or IND, application for IMO-2125 to the U.S. Food and Drug Administration, or FDA. In September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had no response to a prior regimen of the current standard of care therapy. We refer to these patients as null responder HCV patients, specified by the protocol as patients who failed to achieve a 2 log10 reduction in HCV viral load after at least 12 weeks of treatment with the current standard of care therapy. HCV viral load refers to the concentration of virus in the blood. A log10 reduction means a decrease in virus concentration to 10% of the original concentration. A 2 log10 reduction means a decrease to 1% of the original concentration. In the trial, we are enrolling cohorts of ten patients at escalating IMO-2125 dose levels of 0.08, 0.16, and 0.32 mg/kg/week. Of the ten patients in a cohort, eight are randomized to receive IMO-2125 treatment and two are randomized to receive placebo treatment. Patients receive a single dose of IMO-2125 or placebo once per week by subcutaneous injection for four weeks. The primary objective of the trial is to assess the safety of IMO-2125 at each dose level. We are also evaluating the effects of IMO-2125 on HCV viral load and on immune system activation in this trial. In April 2010, we presented interim data through the 0.32-mg/kg/week cohort at the 45th Annual Meeting of the European Association for the Study of the Liver, or EASL. Based on these interim data, we extended the trial to a fifth dose level of 0.48 mg/kg/week. Patient enrollment and treatment were completed for the 0.48-mg/kg/week cohort in the third quarter of 2010, and in October 2010 we presented data on all five dose levels at the 61st Annual Meeting of the American Association for the Study of Liver Diseases. We also are recruiting null responder HCV patients for evaluation of twice-weekly administration of IMO-2125. We intend to enroll eight patients into at least one twice-weekly treatment cohort, all of whom would receive IMO-2125 treatment. We expect data from the first twice-weekly cohort to be available in the fourth quarter of 2010. The clinical trial is being conducted at multiple sites in the United States.
     In addition to the on-going Phase 1 clinical trial of IMO-2125 in null responder HCV patients, we are conducting a Phase 1 clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection. Ribavirin is an antiviral medication approved for use in combination with interferon-alpha in the treatment of HCV infection. We initiated the trial in October 2009. In this clinical trial, patients receive IMO-2125 by subcutaneous injection once per week for four weeks at escalating dose levels in combination with daily oral administration of standard doses of ribavirin. We have treated a total of 48 patients with IMO-2125 plus ribavirin. In addition, a total of 12 patients have been randomized to receive pegylated recombinant alfa-2a interferon plus ribavirin as the control arm. The primary objective of the trial is to assess the safety and tolerability of IMO-2125 in combination with ribavirin. In addition, we plan to monitor the effect of treatment on HCV viral load and on activation of the immune system. The clinical trial is currently being conducted at sites in France, Russia and Hungary. We expect preliminary data from this trial to be reported in the fourth quarter of 2010. Prior to initiating a Phase 2 clinical trial for IMO-2125, we plan to analyze the full data sets from the ongoing Phase 1 IMO-2125 trials and evaluate the upcoming changes in the development and treatment landscape for HCV. We expect that, after assessing these factors, we will outline our clinical development strategy and plans for a Phase 2 program for IMO-2125 by the end of 2010.
     IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100, such as payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-3100 in November 2009 and since then we have incurred approximately $5.0 million in external development expenses through September 30, 2010, including costs associated with the single-dose Phase 1 clinical trial in healthy subjects we initiated in January 2010 and the multiple-dose Phase 1 clinical trial in healthy subjects we initiated in July 2010, manufacturing and process development activities related to the production of IMO-3100, conduct of additional nonclinical safety studies and the cancellation of previously scheduled nonclinical chronic toxicology studies.
     External development expenses for IMO-3100 amounted to $1,818,000 and $4,399,000 during the three and nine months ended September 30, 2010 due to expenses associated with the initiation and progression of our multiple dose Phase 1 clinical trial, which we initiated in July 2010, nonclinical safety studies and $569,000 associated with the cancellation of two previously scheduled nonclinical chronic toxicology studies. IMO-3100 expenses in the nine months ended September 30, 2010 also included expenses associated with the initiation and progression of our single dose Phase 1 clinical trial, which we initiated in January 2010, and the manufacture of additional supplies of IMO-3100.
     In November 2009, we submitted to the FDA an IND application for the clinical evaluation of IMO-3100 in autoimmune diseases. As a first step in the clinical development of IMO-3100, we are conducting Phase 1 clinical trials in healthy subjects to evaluate safety and mechanism of action prior to the initiation of clinical trials in patients with autoimmune disease.
     In January 2010, we initiated a Phase 1 clinical trial of IMO-3100 in healthy subjects. In this single-dose, dose escalation Phase 1 trial, IMO-3100 was administered by subcutaneous injection at dose levels of 0.04, 0.08, 0.16, 0.32, and 0.64 mg/kg. Six subjects were evaluated at each dose level, and six additional subjects received placebo treatment. The primary objective of the trial was to evaluate the safety and tolerability of IMO-3100. Secondary objectives were to characterize the blood levels of IMO-3100 and to assess the pharmacodynamic mechanism of action, which is how IMO-3100 engages the immune system in the targeted manner, through measurement of the response of peripheral blood mononuclear cells to TLR7 and TLR9 agonists. The trial was conducted at a single U.S. site. In October 2010, we presented data from the single-dose Phase 1 trial of IMO-3100 at the 6th Annual Meeting of the Oligonucleotide Therapeutics Society.
     In July 2010, we initiated a four-week multiple-dose clinical trial of IMO-3100 in healthy subjects. The purpose of the multiple-dose trial was to evaluate the safety, blood levels of IMO-3100, and pharmacodynamic mechanism of action of IMO-3100 with multiple-dose subcutaneous administration over four weeks. We enrolled 24 subjects in the trial, with 16 receiving IMO-3100 and eight receiving placebo. All treatments and subject follow-up visits were completed in the third quarter of 2010. We intend to present the preliminary data from the Phase 1 multiple-dose clinical trial of IMO-3100 in healthy subjects at a scientific meeting in the first half of 2011. Prior to initiation of a Phase 2 clinical trial, we plan to conduct additional nonclinical studies in light of some reversible immune responses observed in the 13-week nonclinical toxicology studies that are inconsistent with other nonclinical studies of IMO-3100. We expect to provide in the first quarter of 2011 an update on the nonclinical studies and the anticipated timing for the initiation of a Phase 2 clinical trial of IMO-3100.
     IMO-2055 External Development Expenses. IMO-2055 is being developed for cancer, excluding vaccines, under our collaboration with Merck KGaA. Merck KGaA refers to IMO-2055 as EMD 1201081. External development expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of EMD 1201081 clinical development but exclude internal costs such as payroll and overhead expenses. Since 2003, when we commenced clinical development of EMD 1201081 and through September 30, 2010, we have incurred approximately $17.4 million in external expenses in connection with EMD 1201081.
     Under our collaboration, Merck KGaA is responsible for developing EMD 1201081 for the treatment of cancer excluding vaccines. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of EMD 1201081 for the treatment of cancer and responsibility for all further clinical development of EMD 1201081 in the treatment of cancer, excluding vaccines. As a result, we did not incur significant expenses for EMD 1201081 development in the three or nine months ended September 30, 2010, and do not expect to incur significant EMD 1201081 development expense.
     EMD 1201081 external development expenses decreased by $720,000, or 98%, in the three months ended September 30, 2010 and decreased by $2,842,000, or 99%, in the nine months ended September 30, 2010, as compared to the corresponding 2009 periods, as a result of Merck KGaA assuming sponsorship in September 2009 of the EMD 1201081 Phase 1b clinical trials and in March 2010 of the EMD

1201081 Phase 1 clinical trial that we were conducting in 2009.
     Approximately $38,000 and $2,710,000 of expenses in the nine months ended September 30, 2010 and 2009, respectively, and $26,000 and $643,000 of expenses in the three months ended September 30, 2010 and 2009 were reimbursed by Merck KGaA.
     Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Expenses associated with products in clinical development include costs associated with our Hepatitis C Clinical Advisory Board and our Autoimmune Disease Scientific Advisory Board.
     Other drug development expenses decreased by $264,000, or 21%, in the three months ended September 30, 2010 and decreased by $1,543,000, or 35%, in the nine months ended September 30, 2010, as compared to the corresponding 2009 periods. The decreases in the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily due to the attribution of IMO-3100 expenses in the 2010 period to a specific IMO-3100 External Development Expense category shown separately above. In 2009, nonclinical safety and pharmacology study expenses related to IMO-3100 and costs to manufacture IMO-3100 were included in the Other Drug Development Expenses category.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery and development of our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, and TLR antisense. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. Basic discovery expenses increased by $117,000, or 6%, in the three months ended September 30, 2010 and by $429,000, or 8%, in the nine months ended September 30, 2010, as compared to the corresponding 2009 periods. The increases for the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily attributable to higher employee expenses, including higher stock compensation expense associated with stock options granted after September 30, 2009, and higher allocated facilities costs. The increase for the nine months ended September 30, 2010 also reflected the addition of a Vice President of Biology to our discovery staff in July, 2009 offset by a decrease in research supplies related to decreased research conducted under our collaboration agreements and lower external nonclinical research costs.
     We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without knowing the results of our ongoing clinical trials and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.
General and Administrative Expenses
     General and administrative expenses decreased by $17,000 from $2,210,000 in the three months ended September 30, 2009, to $2,193,000 in the three months ended September 30, 2010 and increased by $1,217,000, or 19%, from $6,492,000 in the nine months ended September 30, 2009 to $7,709,000 in the nine months ended September 30, 2010. General and administrative expenses consisted primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.
     The decrease in general and administrative expenses in the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was primarily due to decreases in stock option expense related to consultant and non-employee Board of Director options and allocated facilities costs, offset by higher employee expenses, increased consulting fees associated with business and strategic initiatives, and higher legal fees related to patent maintenance.
     The increase in general and administrative expenses in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily due to higher stock compensation expense primarily resulting from the modification of non-employee Board of Director stock options during 2010 and stock options granted after September 30, 2009, higher employee expenses including the addition of a Vice President of Corporate Development to our general and administrative staff in January 2010, increased consulting fees associated with business and strategic initiatives, and higher legal fees related to corporate matters and patent maintenance. These increases were offset, in part, by decreases in consultant stock option expense and allocated facilities costs.
Investment Income, net
     Investment income, net increased by $11,000, or 55%, from $20,000 during the three months ended September 30, 2009 to $31,000 during the three months ended September 30, 2010, as a result of an increase in average interest rates resulting from investing a greater portion of funds in short-term investments rather than in money market funds during the 2010 period. Investment income, net decreased by $36,000, or 30%, from $122,000 in the nine months ended September 30, 2009, to $86,000 in the nine months ended September 30, 2010, as a result of lower average amounts invested during the 2010 period.

Foreign Currency Exchange Gain/Loss
     We have some clinical trial contracts denominated in Euros and milestones earned under our Merck KGaA collaboration are paid in Euros. In 2009, we earned a milestone under our Merck KGaA collaboration, for which we had a $4,300,000 receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010 and we received $4,074,000 based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. In the third quarter of 2010, we earned a $3,797,000 milestone under our Merck KGaA collaboration for which we received $4,077,000 based on foreign exchange rates in effect at the time of payment as a result of the weakening value of the U.S. dollar. Consequently, we had a foreign currency exchange gain of $148,000 in the three months ended September 30, 2010, and a foreign currency exchange loss of $46,000 in the nine months ended September 30, 2010. We had a foreign currency exchange loss of $6,000 in the three and nine month periods ended September 30, 2009.
Net (Loss) Income
     As a result of the factors discussed above, our net loss was $4,711,000 for the three months ended September 30, 2010, compared to net income of $24,000 for the three months ended September 30, 2009, and our net loss was $11,950,000 for the nine months ended September 30, 2010 compared to net income of $3,615,000 for the nine months ended September 30, 2009. We have incurred losses of $85.4 million since January 1, 2001. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $345.6 million through September 30, 2010. We expect to continue to incur substantial operating losses in the future.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:
•	equity and debt financing;

•	license fees, milestones, and research funding under collaborative and license agreements;

•	interest income; and

•	lease financings.
     On August 5, 2010, we raised $15.1 million in gross proceeds from a registered direct offering to institutional investors. In the offering, we sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, was approximately $14.1 million.
     In addition to the warrants mentioned above, as of September 30, 2010, warrants to purchase 1,704,545 shares of our common stock at an exercise price of $5.20 per share and warrants to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share were outstanding. These warrants were issued in March 2006 and expire on September 24, 2011.
     Under the terms of our collaboration agreement with Merck KGaA, we have earned $12,110,000 in milestone payments for which we received $12,147,000 due to foreign currency exchange rates in effect at the time of payment. We received $8,151,000 of these milestone payments during the nine months ended September 30, 2010, including a $4,300,000 receivable at December 31, 2009. Merck KGaA has also reimbursed us for $4,543,000 for expenses related to the development of EMD 1201081.
Cash Flows
     As of September 30, 2010, we had approximately $42,951,000 in cash and cash equivalents and investments, a net increase of approximately $2,744,000 from December 31, 2009. Operating activities used $11,303,000 of cash during the nine months ended September 30, 2010, reflecting our $11,950,000 net loss for the period, as adjusted for non-cash expenses, including depreciation and stock-based compensation, changes in our deferred revenue, accounts receivable and payable, prepaid expenses and other current assets.
     The net cash used in investing activities during the nine months ended September 30, 2010, of $8,294,000 reflects our purchase of $8,309,000 in available-for-sale securities and our purchase of $88,000 of laboratory, office, and computer equipment. These purchases were offset, in part, by a decrease in restricted cash.
     The net cash provided by financing activities during the nine months ended September 30, 2010, of $14,178,000 reflects the net proceeds of $14,089,000 from the August 5, 2010 registered direct offering mentioned above and proceeds of $104,000 received from the exercise of stock options and employee stock purchases, offset by payments against our capital leases.

Funding Requirements
     We have incurred operating losses in all fiscal years except 2002, 2008, and 2009, and we had an accumulated deficit of $345,631,000 at September 30, 2010. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
     We have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.
     We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.
     We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, including a Phase 2 clinical trial of IMO-2125 in HCV patients and a Phase 2 clinical trial of IMO-3100 in an initial autoimmune disease indication during this period. We may need to raise additional funds to operate our business beyond December 31, 2011. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2010, we had accrued expenses relating to clinical trials which are currently being conducted or planned at sites in Europe, of €1,346,000, or $1,832,000. All other assets and liabilities are in U.S. dollars, which is our functional currency.
     We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio.
     Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2010, we had an accumulated deficit of $345.6 million. We have incurred losses of $85.4 million since January 1, 2001. We also incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
     We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. To date, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.
We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our research and development programs and other operations.
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash, cash equivalents, and investments of $43.0 million at September 30, 2010. We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations at least through December 31, 2011 based on our current operating plan, including a Phase 2 clinical trial of IMO-2125 in HCV patients and a Phase 2 clinical trial of IMO-3100 in an initial autoimmune disease indication during this period. We may need to raise additional funds to operate our business beyond December 31, 2011.
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
     For example, in April 2010, we announced interim results from a Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had no response to the current standard of care therapy. However, while these results were positive, these interim results may not be predictive of the final results of this trial, the Phase 1 clinical trial of IMO-2125 in combination with ribavirin in treatment-naïve patients with chronic HCV infection, or other planned clinical trials of IMO-2125 as a monotherapy or in combination with other treatments.
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
     There are few data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. Effects seen in nonclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on our clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical testing, nonclinical testing or the clinical trial process that could delay or inhibit our ability to receive regulatory approval or to commercialize our products. For example, in October 2010, we announced that we plan to conduct additional nonclinical studies of IMO-3100 before we initiate a Phase 2 clinical trial, in response to some reversible immune responses that were observed in our 13-week nonclinical toxicology studies that are inconsistent with our other nonclinical studies of IMO-3100. Events that could delay or inhibit conduct of our clinical trials include:
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
     We are developing our TLR-targeted drug candidates for use in the treatment of infectious diseases, autoimmune and inflammatory diseases, respiratory diseases, and cancer, and as vaccine adjuvants. For all of the disease areas in which we are developing potential therapies, there are many other companies, public and private, that are actively engaged in discovering, developing, and commercializing products and technologies that may compete with our technologies and drug candidates and technology, including TLR targeted compounds as well as non-TLR targeted therapies.
     There are a number of companies developing TLR compounds for chronic HCV infection, including Dynavax Technologies Corporation and Anadys Pharmaceuticals, Inc. Our principal competitors developing TLR-targeted compounds for our autoimmune and inflammatory diseases program include Pfizer, Inc. and Dynavax Technologies Corporation, with its collaborator, GlaxoSmithKline plc and for our respiratory diseases program include Dynavax Technologies Corporation in collaboration with AstraZeneca Pharmaceuticals plc, Pfizer, Inc., in collaboration with Sanofi-Aventis Groupe, Cytos Biotechnology AG, and VentiRx Pharmaceuticals. For our partnered programs, our principal competitors developing TLR-targeted compounds for cancer treatment include Pfizer, Inc., Anadys Pharmaceuticals, Inc. and VentiRx Pharmaceuticals. Merck’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, Cytos Biotechnology AG, and Celldex Therapeutics, Inc.
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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our Chairman of the Board of Directors, President and Chief Executive Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 400 patents and patent applications worldwide. Dr. Agrawal provides us with leadership for our management team and research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
     We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2013, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
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
     We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives. If we cannot enter into additional collaboration agreements, we may not be able to obtain the expertise and resources necessary to achieve our business objectives. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we establish, if any, may not be favorable to us.
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
     Any collaboration that we enter into may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:
•	our collaborators may control the development of the drug candidates being developed with our technologies and compounds including the timing of development;

•	our collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with our collaborators;

•	disagreements with our collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if any of our collaborators fail to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic partnership with Merck, which recently merged with Schering-Plough, which has been involved with certain TLR-targeted research and development programs. Although we have no indication that the merger will affect our partnership with Merck, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnership with us or terminate the strategic partnership. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

•	our collaborators may under fund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.
     Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, effective as of February 2010, Novartis International Pharmaceutical, Ltd. terminated the research collaboration and option agreement that we entered into with it in May 2005. Merck may terminate its license and research collaboration agreement with us at any time in its sole discretion during the research collaboration period by giving us 180 days advance notice or, after the conclusion of the research collaboration period, by giving us 90 days advance notice. Merck KGaA may terminate its license agreement with us at its convenience by giving us 90 days advance notice. The termination or expiration of either of these agreements or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.
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

     As of October 31, 2010, we owned 70 U.S. patents and U.S. patent applications and 221 corresponding worldwide patents and patent applications for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-2125, IMO-3100 and IMO-2055. With respect to IMO-2125, we have issued patents that cover the chemical composition of matter of IMO-2125 and methods of its use, with the earliest composition claims expiring in 2026. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023.
     In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of October 31, 2010, our antisense patent portfolio included 101 U.S. patents and patent applications and 113 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These patents expire at various dates ranging from 2014 to 2022.
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

Risks Relating to Product Manufacturing, Marketing and Sales, and Reliance on Third Parties
Because we have limited manufacturing experience, and no manufacturing facilities or infrastructure, we are dependent on third-party manufacturers to manufacture drug candidates for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.
     We have limited manufacturing experience and no manufacturing facilities, infrastructure or clinical or commercial scale manufacturing capabilities. In order to continue to develop our drug candidates, apply for regulatory approvals, and ultimately commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.
     We currently rely upon third parties to produce material for nonclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our products. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long term supply contracts.
     There are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations capable of manufacturing our drug candidates. As a result, we may have difficulty finding manufacturers for our products with adequate capacity for our needs. If we are unable to arrange for third-party manufacturing of our drug candidates on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us;

•	the potential that third-party manufacturers will develop know-how owned by such third party in connection with the production of our drug candidates that becomes necessary for the manufacture of our drug candidates; and

•	reliance upon third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.
     Any contract manufacturers with which we enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspections by the FDA, or foreign equivalent, and corresponding state and foreign agencies or their designees to ensure compliance with cGMP requirements and other governmental regulations and corresponding foreign standards. Any failure by our third-party manufacturers to comply with such requirements, regulations or standards could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. Such failure could also result in sanctions being imposed, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, product seizures or recalls, imposition of operating restrictions, total or partial suspension of production or distribution, or criminal prosecution.
     Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug candidate is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.
We have no experience selling, marketing or distributing products and no internal capability to do so.
     If we receive regulatory approval to commence commercial sales of any of our drug candidates, we will face competition with respect to commercial sales, marketing, and distribution. These are areas in which we have no experience. To market any of our drug candidates directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. In particular, we would need to recruit a large number of experienced marketing and sales personnel. Alternatively, we could engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. However, to the extent we entered into such arrangements, we would be dependent on the efforts of third parties. If we are unable to establish sales and distribution capabilities, whether internally or in reliance on third parties, our business would suffer materially.

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our products and our business may suffer.
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our current Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection and our Phase 1 clinical trials of IMO-3100 in healthy subjects. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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
     Most patients rely on Medicare, Medicaid, private health insurers, and other third-party payors to pay for their medical needs, including any drugs we may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. While the program established by this statute may increase demand for our products if we were to participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries.
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
     Our stock price has been volatile. During the period from January 1, 2009 to October 31, 2010, the closing sales price of our common stock ranged from a high of $9.06 per share to a low of $2.71 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past two years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•	timing and results of clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	our cash resources;

•	the terms of any financing conducted by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry, and market conditions.
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

IDERA PHARMACEUTICALS, INC.
Date: November 4, 2010	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
4.1*	Form of Warrant Issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010.