Form 10-Q
period 2011-06-30
IDERA PHARMACEUTICALS, INC.
filed 2011-08-05
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value $.001 per share	27,631,216
Class	Outstanding as of July 29, 2011

IDERA PHARMACEUTICALS, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements — Unaudited	1
Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	1
Condensed Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010	2
Condensed Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	3
Notes to Condensed Financial Statements	4

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 — Controls and Procedures	24
PART II — OTHER INFORMATION
Item 1A — Risk Factors	25
Item 5 — Other Information	44
Item 6 — Exhibits	44
Signatures	45
EX-10.1
EX-10.2
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$21,492	$17,008
Short-term investments	2,016	17,635
Prepaid expenses and other current assets	837	997

Total current assets	24,345	35,640
Property and equipment, net	697	930
Restricted cash	311	311

Total assets	$25,353	$36,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$1,757
Accrued expenses	2,523	1,783

Total current liabilities	3,662	3,540
Other liabilities	217	240

Total liabilities	3,879	3,780

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares Issued and outstanding — 27,626 and 27,596 shares at June 30, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	386,215	384,702
Accumulated deficit	(364,769)	(351,642)
Accumulated other comprehensive income	—	13

Total stockholders’ equity	21,474	33,101

Total liabilities and stockholders’ equity	$25,353	$36,881

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Alliance revenue	$33	$4,386	$41	$9,963
Operating expenses:
Research and development	4,142	6,961	8,695	11,547
General and administrative	2,166	2,784	4,452	5,516

Total operating expenses	6,308	9,745	13,147	17,063

Loss from operations	(6,275)	(5,359)	(13,106)	(7,100)
Other income (expense):
Investment income, net	5	29	26	55
Foreign currency exchange (loss) gain	(12)	34	(47)	(194)

Net loss	$(6,282)	$(5,296)	$(13,127)	$(7,239)

Basic net loss per common share (Note 12)	$(0.23)	$(0.23)	$(0.48)	$(0.31)

Diluted net loss per common share (Note 12)	$(0.23)	$(0.23)	$(0.48)	$(0.31)

Shares used in computing basic net loss per common share	27,619	23,473	27,612	23,467

Shares used in computing diluted net loss per common share	27,619	23,473	27,612	23,467

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash Flows from Operating Activities:
Net loss	$(13,127)	$(7,239)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposition of assets	1	3
Stock-based compensation	1,439	2,147
Non-employee stock option expense	6	(11)
Depreciation expense	253	287
Amortization of investment premiums	46	119
Issuance of common stock for services rendered	25	1
Changes in operating assets and liabilities:
Accounts receivable	—	4,410
Prepaid expenses and other current assets	58	(997)
Accounts payable, accrued expenses and other liabilities	107	3,704
Deferred revenue	—	(9,854)

Net cash used in operating activities	(11,192)	(7,430)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(1,025)	(8,309)
Proceeds from maturity of available-for-sale securities	16,585	—
Decrease in restricted cash	102	103
Purchases of property and equipment	(21)	(79)

Net cash provided by (used in) investing activities	15,641	(8,285)

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options and employee stock purchases	43	71
Payments on capital lease	(8)	(10)

Net cash provided by financing activities	35	61

Net increase (decrease) in cash and cash equivalents	4,484	(15,654)
Cash and cash equivalents, beginning of period	17,008	25,471

Cash and cash equivalents, end of period	$21,492	$9,817

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a biotechnology company engaged in the discovery and development of DNA-and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants, and gene silencing oligonucleotide, or GSO, technology. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of bacteria or viruses and initiate an immune response. Relying on its expertise in DNA and RNA chemistry, the Company has designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
     Idera’s business strategy is to advance applications of its TLR-targeted drug candidates in multiple disease areas simultaneously as well as to advance its GSO technology. Under this strategy, the Company seeks to advance some of these applications through internal programs, and to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance the Company’s compounds in their programs. Upfront payments and milestone payments received from collaborations may also help to provide the Company with the financial resources for its internal research and development programs.
     The Company’s internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants. The Company also is advancing its GSO technology for potential application as research reagents and as therapeutic agents.
     In addition to its internal programs, the Company is currently collaborating with two pharmaceutical companies to advance other applications of its TLR-targeted compounds. The Company is collaborating with Merck KGaA for the use of TLR9 agonists in cancer treatment, excluding cancer vaccines. The Company also is collaborating with Merck Sharp & Dohme Corp. formerly Merck & Co., Inc., which is referred to herein as Merck, for the use of TLR7, TLR8, and TLR9 agonists as vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     At June 30, 2011, the Company had an accumulated deficit of $364.8 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements. In 2011, the Company expects that its research and development expenses will be lower than its research and development expenses in 2010 reflecting the completion of multiple Phase 1 clinical trials in 2010 and delays in the initiation of clinical trials planned for 2011.
     The Company had cash, cash equivalents, and investments of $23.5 million at June 30, 2011. The Company believes that its existing cash, cash equivalents, and investments will be sufficient to fund its operations for at least the next twelve months based on our current operating plan. The Company will need to raise additional funds in order to operate its business beyond such time. Additional financing may not be available to the Company when it needs it or may not be available on favorable terms.

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of success and timeliness of development, including clinical trial outcomes in internal and collaborative programs, uncertainty of funding, and history of operating losses.
(2) New Accounting Pronouncements
     The Company adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update No. 2009-13, “Multiple-Element Revenue Arrangements” (“ASU No. 2009-13”) on January 1, 2011. ASU No. 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in multiple-element arrangements may be treated as separate units of accounting. This is significant since it may result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Since the Company is applying ASU No. 2009-13 prospectively to arrangements entered into or materially modified after the adoption date and since there were no new collaborations or material modifications to existing collaborations in the six months ended June 30, 2011, the adoption of ASU No. 2009-13 had no effect on the Company’s financial position and results of operations through June 30, 2011. The effect that ASU No. 2009-13 may have on the Company’s policy for recognizing revenue under any future collaboration agreements will depend upon the terms of those future collaboration agreements, if any.
     The Company adopted FASB Accounting Standard Update No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU No. 2010-17”) on January 1, 2011. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is applying ASU No. 2010-17 prospectively to arrangements entered into or materially modified after the adoption date. Since the Company did not earn any milestones during the first six months of 2011, the adoption of ASU No. 2010-17 has had no effect on the Company’s financial position and results of operations through June 30, 2011. Since the Company used a similar method of recognizing milestone revenue prior to adopting ASU No. 2010-17, the Company does not expect that the adoption of ASU No. 2010-17 will have a significant effect on its policy for recognizing revenue on any milestones that it receives in future periods.
     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820)” (“ASU No. 2011-04”), which updates the existing fair value measurement guidance currently included in the Accounting Standards Codification to achieve common fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. ASU 2011-04 is effective on a prospective basis to interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that ASU 2011-04 may have on its fair value measurement policy.
     In June 2011, the FASB issued Accounting Standard Update No. 2011-05, “Comprehensive Income” (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU No. 2011-05 to have a material impact on our financial statements or results of operations.

(3) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 10, 2011.
(4) Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2011 and December 31, 2010 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either June 30, 2011 or December 31, 2010. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in the three or six months ended June 30, 2011 and 2010. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or six months ended June 30, 2011 and 2010. The Company had no auction rate securities as of June 30, 2011 and December 31, 2010.
     The Company’s available-for-sale short-term investments consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Corporate bonds due in one year or less	$2,016	$—	$—	$2,016

Total	$2,016	$—	$—	$2,016

	December 31, 2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Agency bonds due in one year or less	$3,201	$—	$—	$3,201
Corporate bonds due in one year or less	3,214	—	4	3,218
U.S. government bonds dues in one year or less	11,207	—	9	11,216

Total	$17,622	$—	$13	$17,635

(5) Fair Value of Assets and Liabilities
     The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.
     The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2011 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$21,418	$21,418	$—	$—
Short-term investments	2,016	—	2,016	—

Total	$23,434	$21,418	$2,016	$—

Liabilities	$—	$—	$—	$—

     The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value. See Note (4).
(6) Property and Equipment
     At June 30, 2011 and December 31, 2010, net property and equipment at cost consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Leasehold improvements	$525	$515
Laboratory equipment and other	2,896	2,889

Total property and equipment, at cost	3,421	3,404
Less: accumulated depreciation	(2,724)	(2,474)

Property and equipment, net	$697	$930

     As of June 30, 2011 and December 31, 2010, laboratory equipment and other included approximately $79,000 of office equipment financed under capital leases with accumulated depreciation of approximately $64,000 and $56,000, respectively.

     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $125,000 and $143,000 in the three months ended June 30, 2011 and 2010, respectively, and approximately $253,000 and $287,000 in the six months ended June 30, 2011 and 2010, respectively.
(7) Restricted Cash
     As part of the Company’s lease arrangement for its office and laboratory facility, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by a total of approximately $308,000 upon the second, third and fourth anniversaries of the June 2007 lease commencement date. As a result, at June 30, 2011, restricted cash was $311,000. The restricted cash is held in certificates of deposit securing a line of credit for the lessor.
(8) Comprehensive Loss
     The following table includes the components of comprehensive loss for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(6,282)	$(5,296)	$(13,127)	$(7,239)
Other comprehensive (loss) income	(4)	23	(13)	40

Total comprehensive loss	$(6,286)	$(5,273)	$(13,140)	$(7,199)

Other comprehensive (loss) income represents the change in the net unrealized gains (losses) on available-for-sale investments during the period.
(9) Revenue Recognition
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
     Under the Company’s existing collaborative arrangements, the Company has received non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses. The Company is also entitled to receive royalties on product sales. The Company classifies all of these amounts as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. In the three and six months ended June 30, 2010, alliance revenue consisted primarily of revenue recognized under the Merck KGaA and Merck collaborations. Since the Company completed the research portions of these collaborations during 2010, all of the upfront license fee payments were fully amortized and recognized by December 2010. Consequently, the Company did not recognize any revenue under the Merck KGaA and Merck collaborations during the three and six months ended June 30, 2011. Alliance revenue for the three and six months ended June 30, 2011 and 2010, including revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck during the 2010 period, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Collaboration revenue
Merck KGaA	$—	$3,048	$—	$7,351
Merck	—	1,296	—	2,546

	—	4,344	—	9,897
Other revenue	33	42	41	66

Total alliance revenue	$33	$4,386	$41	$9,963

     During the three and six months ended June 30, 2010, the Company incurred approximately $1,000 and $16,000, respectively, in third-party expenses in connection with its collaborative arrangements. The Company did not incur any such expenses in the corresponding 2011 periods. These third party expenses are classified as research and development and general and administrative expenses in the Company’s statement of operations.
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
     The allocation of fixed or determinable payments to the separate units of accounting is based on the relative-selling-price method, which is based on the following hierarchy used in determining the selling price for each unit of accounting: (1) Vendor specific objective evidence, or “VSOE”, the price at which the item is regularly sold by the vendor on a standalone basis, is the preferred method. (2) Third-party evidence, or “TPE”, of vendors selling similar goods to similarly situated customers on a standalone basis if VSOE of selling price of a product or service is not available. (3) Best estimate of selling price, or “BESP”, if neither VSOE nor TPE of selling price of a product or service is available.
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
     Additional information on the Company’s collaborative arrangements is included in Note (10).
(10) Collaboration and License Agreements
     (a) Collaboration and License Agreement with Merck KGaA
     In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists for the treatment of cancer, excluding cancer vaccines, which agreement became effective February 4, 2008. Under the terms of the agreement, the Company granted Merck KGaA worldwide exclusive rights to its lead TLR9 agonists, IMO-2055 and IMO-2125, and to a specified number of novel, follow-on TLR9 agonists to be identified by Merck KGaA and the Company under a research collaboration, for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time; Merck KGaA agreed to reimburse future development costs for certain of the Company’s IMO-2055 clinical trials for the period in which the Company continued to conduct the trials on behalf of Merck KGaA; Merck KGaA agreed to pay up to €264 million in development, regulatory approval, and commercial success milestone payments if products containing the Company’s TLR9 agonist compounds are successfully developed and marketed for treatment, cure and/or delay of the onset or progression of cancer in humans; and Merck KGaA agreed to pay mid single-digit to low double-digit royalties on net sales of products containing the Company’s TLR9 agonists that are marketed. Merck KGaA refers to IMO-2055 as EMD 1201081. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of EMD 1201081 until such time as Merck KGaA had filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) and assumed sponsorship of these trials. Under the amendment, Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. Merck KGaA filed an IND and, as of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of EMD 1201081 for the treatment of cancer, and has assumed responsibility for all further clinical development of EMD 1201081 in the treatment of cancer, excluding vaccines.

     The Company recognized the $40.0 million upfront payment as revenue over the twenty-eight month term that ended in June 2010, which was the Company’s period of continuing involvement under the research collaboration. Through June 30, 2011, the Company has recognized a total of $12.1 million of milestone revenue related to the initiation of clinical trials of EMD 1201081.
(b) Collaboration and License Agreement with Merck Sharp & Dohme Corp.
     In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck to research, develop, and commercialize vaccine products containing the Company’s TLR7, 8, and 9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck exclusive rights to a number of the Company’s TLR7, 8, and 9 agonists for use in combination with Merck’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. The Company also agreed with Merck to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck and Idera chemistry for use in vaccines in the defined fields, which collaboration was extended by Merck for two additional one-year periods. Under the terms of the agreement: Merck paid the Company a $20.0 million upfront license fee; Merck purchased $10.0 million of the Company’s common stock at $5.50 per share; and Merck agreed to fund the research and development collaboration. Merck also agreed to pay the Company milestone payments as follows: up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and if Merck develops and commercializes additional vaccines using the Company’s agonists, the Company would be entitled to receive additional milestone payments. In addition, Merck agreed to pay the Company mid- to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed.
     The Company recognized the $20.0 million upfront payment as revenue over four years, including the initial two-year research term and the two-year extension period that ended in December 2010, which was the Company’s period of continuing involvement under the research collaboration.
     In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck. Pursuant to such stock purchase agreement, the Company issued and sold to Merck 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in aggregate gross proceeds of $10.0 million.
     In 2008, the Company recognized $1.0 million of milestone revenue that it received from Merck relating to achieving a preclinical milestone with one of its TLR9 agonists used as an adjuvant in cancer vaccines.
(11) Stock-Based Compensation
     The Company recognizes all share-based payments to employees and directors in the financial statements based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. The Company included charges of $779,000 and $974,000 in its statements of operations for the three months ended June 30, 2011 and 2010, respectively, and $1,439,000 and $2,147,000 in its statements of operations for the six months ended June 30, 2011 and 2010, respectively, representing the stock-based compensation expense attributable to share-based payments made to employees and directors.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options to purchase 160,750 and 131,000 shares of common stock granted to employees and directors during the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Average risk free interest rate	3.0%	2.5%
Expected dividend yield	—	—
Expected lives (years)	9.7	5.6
Expected volatility	62.0%	66.3%
Weighted average grant date fair value of options granted during the period (per share)	$1.55	$2.67
Weighted average exercise price of options granted during the period (per share)	$2.18	$4.48
     The Company’s adoption of policies with respect to the treatment of stock options in the event of director or employee retirement during 2010 resulted in the modification of stock options by accelerating the vesting of nonvested stock options held by, and by extending the post-retirement period during which stock options may be exercised by, those directors and employees whose retirement qualifies under the terms of the policy. The stock option modifications increased the fair value of those options by $111,000 when modified, of which $2,000 and $21,000 was expensed during the three months ended June 30, 2011 and 2010, respectively, and $4,000 and $79,000 was expensed during the six months ended June 30, 2011 and 2010, respectively.
     As a result of the stock option modifications, the Company recognized $2,000 and $292,000 more of stock-based compensation expense during the three and six months ended June 30, 2010, respectively, than it would have recognized if the stock options had not been modified. Of those amounts, $21,000 and $79,000, respectively, was attributable to the increase in fair value of the modified options and $(19,000) and $213,000, respectively, was attributable to the accelerated recognition of the original fair value of options held by directors who were or would become eligible for retirement prior to the completion of the option vesting period, which amounts would otherwise have been expensed over the vesting period on a straight line basis. As a result of the stock option modifications, the Company did not recognize $22,000 and $50,000 of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, that it otherwise would have recognized if the stock options had not been modified, which amounts consisted of $24,000 and $54,000 that resulted from the accelerated recognition of the original fair value of options held by directors who were or will become eligible for retirement prior to the completion of the option vesting period, offset by $2,000 and $4,000 increases in expense attributable to the increase in fair value.
     During prior periods, the Company awarded stock options to purchase shares of common stock to persons who were neither employees nor directors. The fair value of the nonvested portion of the non-employee, non-director options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date, less the amount expensed in prior periods. The remeasurement as of June 30, 2010 resulted in a reduction of expense for non-employee, non-director options of $25,000 and $11,000 for the three and six months ended June 30, 2010, respectively. The Company recorded an expense of $6,000 for non-employee, non-director options in the six months ended June 30, 2011. There was no such expense during the three months ended June 30, 2011.
(12) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2011 and 2010, diluted net loss per share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 9,180,339 and 7,006,680 for the six months ended June 30, 2011 and 2010, respectively, and consist of stock options and warrants. Net loss applicable to common stockholders is the same as net loss for all periods presented.
(13) Stockholders’ Equity
     During the six months ended June 30, 2011 and 2010, the Company issued 20,364 and 19,436 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases, which resulted in total proceeds to the Company of $43,000 and $71,000, respectively. During the six months ended June 30, 2011, pursuant to its director compensation program, the Company issued 9,225 shares of common stock to a director in lieu of cash fees of approximately $25,000.
(14) Related Party Transactions
     The Company paid certain directors consulting fees of approximately $8,000 and $24,000 in the three months ended June 30, 2011 and 2010, respectively, and $18,000 and $32,000 in the six months ended June 30, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
     We are engaged in the discovery and development of DNA- and RNA-based drug candidates targeted to Toll-Like Receptors, or TLRs, to treat infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants, and gene silencing oligonucleotide, or GSO, technology. Drug candidates are compounds that we are developing and that have not been approved for any commercial use. TLRs are specific receptors present in immune system cells that recognize the DNA or RNA of bacteria or viruses and initiate an immune response. Relying on our expertise in DNA and RNA chemistry, we have designed and created proprietary TLR agonists and antagonists to modulate immune responses. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.
     Our business strategy is to advance applications of our TLR-targeted drug candidates in multiple disease areas simultaneously, as well as to advance our GSO technology. Under this strategy, we are seeking to advance some of these applications through internal programs, and to advance other applications through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations may also help to provide us with the financial resources for our internal research and development programs.
     Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases, and for use as vaccine adjuvants. We have completed two Phase 1 clinical trials of IMO-2125, a TLR9 agonist, in patients with chronic hepatitis C virus, or HCV, infection. We have chosen to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve HCV patients based on preliminary observations from a 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We plan to reassess our strategy with respect to the development of IMO-2125 after full evaluation of the data from the chronic nonclinical toxicology study of IMO-2125 in rodents, as well as from a chronic nonclinical toxicology study of IMO-2125 in nonhuman primates. We expect these data to be available in the second half of 2011.
     We have completed two Phase 1 clinical trials of IMO-3100, an antagonist of TLR7 and TLR9, in healthy subjects. In light of some reversible immune responses that were observed in 13-week nonclinical toxicology studies of IMO-3100 and that were inconsistent with observations in other nonclinical studies of IMO-3100, in the fourth quarter of 2010 we commenced additional nonclinical studies of IMO-3100, which we continued during the first half of 2011. In June 2011, we submitted a Phase 2 protocol to the U.S. Food and Drug Administration, or FDA, to conduct a clinical trial of IMO-3100 in patients with psoriasis under a new Investigational New Drug Application, or IND, for IMO-3100. In July 2011, the FDA notified us that it had placed the proposed Phase 2 clinical trial on a clinical hold. We are reviewing the FDA comments on this protocol and assessing our next steps with respect to evaluating IMO-3100 in patients with psoriasis.
     We are also advancing our gene silencing oligonucleotide, or GSO, technology for potential application as research reagents and as therapeutic agents.
     In addition to our internal programs, we currently are collaborating with two pharmaceutical companies to advance other applications of our TLR-targeted compounds. We are collaborating with Merck KGaA for the use of TLR9 agonists in cancer treatment, excluding cancer vaccines. Merck KGaA has conducted clinical trials of IMO-2055, which Merck KGaA refers to as EMD 1201081, in combination with other cancer therapy agents in cancer indications including an ongoing Phase 2 clinical trial in squamous cell carcinoma of the head and neck (SCCHN). In July 2011, Merck KGaA informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in a separate Phase 1 trial of IMO-2055 in combination with cisplatin, 5-fluorouracil, and cetuximab (Erbitux®) in patients with first-line SCCHN as compared to published data from a trial of cisplatin, 5-fluorouracil, and Erbitux® without IMO-2055, Merck KGaA had re-evaluated its clinical development program and decided that it would not conduct further clinical development of IMO-2055 at this stage. Merck KGaA also informed us that it plans to complete its ongoing Phase 2 trial of IMO-2055 in combination with Erbitux® in second-line patients with recurrent or metastatic SCCHN. There have been no serious safety concerns observed to date in the Phase 2 trial of Erbitux®. Merck KGaA also advised us that they intend to continue evaluating follow-on TLR9 agonists created by Idera under the collaboration.
     We also are collaborating with Merck Sharpe & Dohme Corp., or Merck, for the use of TLR7, TLR8, and TLR9 agonists as vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease. Merck KGaA and Merck are not related.
     As a result of the delayed initiation of our planned 12-week Phase 2 clinical trial of IMO-2125, the clinical hold relating to the planned IMO-3100 Phase 2 clinical trial protocol and the Merck KGaA announcement, we are reassessing, and potentially may adjust, our strategy with respect to the development of IMO-2125, IMO-3100 and our other TLR-targeted drug candidates. Based on such reassessment, we may determine to terminate one or more of our development programs and to devote our resources to a development program that is at an earlier stage of clinical development or is in preclinical development.
     At June 30, 2011, we had an accumulated deficit of $364,769,000. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements. In 2011, we expect that our research and development expenses will be lower than our research and development expenses in 2010 reflecting the completion of multiple Phase 1 clinical trials in 2010 and delays in the initiation of clinical trials planned for 2011.
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
     Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010, fit the description of critical accounting estimates and judgments. There were no changes to these policies in the six months ended June 30, 2011 other than the adoption of ASU No. 2009-13 and ASU No. 2010-17 that impacted our revenue recognition policy as discussed in Note 2 to the financial statements.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
Alliance Revenue
     Our alliance revenues are comprised primarily of revenue earned under various collaboration and licensing agreements which include license fees, research and development revenues including reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.
     The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
License fees	$—	$4,314	(100)%	$—	$9,867	(100)%
Research and development	—	45	(100)%	—	63	(100)%
Other	33	27	22%	41	33	24%

Total alliance revenue	$33	$4,386	(99)%	$41	$9,963	(100)%

     License Fees. License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA and Merck. License fee revenue during the three and six months ended June 30, 2010 was comprised of amortization of the upfront license fee payments under these collaborations. We recognized license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which has generally represented the estimated research period of the agreement.
     We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates in effect at the time. We recognized the $40,000,000 upfront payment as revenue over the twenty eight-month research term that ended in June 2010. We received a $20,000,000 upfront payment from Merck in December 2006. We recognized the $20,000,000 upfront payment as revenue over the two-year initial research term and the two-year extension period that ended in December 2010. Since we completed the research portions of these collaborations during 2010, all of the upfront license fee payments were fully amortized by December 2010. Consequently, we did not recognize any license fee revenue under the Merck KGaA and Merck collaborations during the three and six months ended June 30, 2011.
     Research and Development Revenue. Research and development revenue was $45,000 and $63,000 in the three and six months ended June 30, 2010 and consisted of research reimbursements by Merck during the second quarter of 2010 and reimbursement by Merck KGaA of costs associated with clinical trials of IMO-2055 during the first quarter of 2010. Merck KGaA assumed sponsorship of these trials by March 2010, and consequently we did not recognize any research and development revenue in the three and six months ended June 30, 2011. We do not expect to have research and development revenue in future periods under our agreements with Merck KGaA and Merck.

     Other Revenue. Other revenue consisted of reimbursement by licensees of costs associated with patent maintenance.
Research and Development Expenses
     Research and development expenses decreased by $2,819,000, or 40%, from $6,961,000 for the three months ended June 30, 2010, to $4,142,000 for the three months ended June 30, 2011 and decreased by $2,852,000 or 25% from $11,547,000 for the six months ended June 30, 2010 to $8,695,000 for the six months ended June 30, 2011. In the following table, research and development expense is set forth in the following four categories which are discussed beneath the table:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
IMO-2125 External Development Expense	$536	$2,360	(77)%	$1,767	$3,241	(45)%
IMO-3100 External Development Expense	826	1,690	(51)%	1,080	2,581	(58)%
Other Drug Development Expense	1,069	955	12%	2,093	1,936	8%
Basic Discovery Expense	1,711	1,956	(13)%	3,755	3,789	(1)%

Total Research and Development Expense	$4,142	$6,961	(40)%	$8,695	$11,547	(25)%

     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $16,000,000 in external development expenses through June 30, 2011, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.
     The decreases in IMO-2125 expenses in the three and six months ended June 30, 2011 as compared to the corresponding 2010 periods were attributable to decreases in costs associated with the two Phase 1 clinical trials for which we completed all patient activities prior to the end of 2010 and manufacturing costs incurred during the 2010 periods but not in the corresponding 2011 periods. These decreases were partially offset by costs associated with preparation for the Phase 2 clinical trial of IMO-2125 that we planned to initiate in the second quarter of 2011 and conduct of additional nonclinical toxicology studies of IMO-2125.
     In May 2007, we submitted an IND for IMO-2125 to the FDA. In September 2007, we initiated a Phase 1 clinical trial of IMO-2125 in patients with genotype 1 chronic HCV infection who had no response to a prior regimen of the current standard of care therapy specified by the protocol as patients who failed to achieve a 2 log10 reduction in HCV viral load after at least 12 weeks of treatment with the current standard of care therapy. HCV viral load refers to the concentration of virus in the blood. A log10 reduction means a decrease in virus concentration to 10% of the original concentration. A 2 log10 reduction means a decrease to 1% of the original concentration. We refer to these patients as null-responder HCV patients. The clinical trial was conducted at eleven sites in the United States with a total of 58 patients. In the trial, we enrolled cohorts of ten patients at escalating IMO-2125 dose levels of 0.04 mg/kg/week, 0.08 mg/kg/week, 0.16 mg/kg/week, 0.32 mg/kg/week, and 0.48 mg/kg/week. Of the ten patients in a cohort, eight were randomized to receive IMO-2125 treatment and two were randomized to receive placebo treatment. Patients received a single dose of IMO-2125 or placebo once per week by subcutaneous injection for four weeks. Based on interim results from these cohorts, we enrolled seven additional patients who received 0.16 mg/kg of IMO-2125 twice weekly for four weeks. The primary objective of the trial was to assess the safety of IMO-2125 at each dose level. We also evaluated the effects of IMO-2125 on HCV RNA levels and on immune system activation in this trial. We presented results from the Phase 1 clinical trial of IMO-2125 in null-responder HCV patients at scientific meetings in April 2010 and in October 2010.
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
     In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 HCV patients based on preliminary observations in a 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. Preliminary histology analysis from the rodent study showed instances of atypical lymphocytic proliferation. We are completing the 26-week chronic nonclinical toxicology study of IMO-2125 in rodents and a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates. We expect data from the non-human primate study and additional histology data from the rodent study during the second half of 2011. We plan to reassess our strategy with respect to the development of IMO-2125 after we have fully evaluated the data from our chronic nonclinical toxicology studies of IMO-2125.
     IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. Since November 2009, we have incurred approximately $6,862,000 in external development expenses through June 30, 2011, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.
     The decreases in IMO-3100 expenses in the three and six months ended June 30, 2011 as compared to the corresponding 2010 periods were primarily attributable to manufacturing and process development activities that primarily occurred in the second quarter of 2010, higher costs associated with nonclinical toxicology studies conducted during the 2010 periods, and completion of all patient activities of the two Phase 1 clinical trials during 2010. These decreases were partially offset by costs incurred in the 2011 periods associated with the cost of data analysis of the two Phase 1 clinical trials and the preparation for the planned Phase 2 clinical trial in psoriasis.
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
     During the first half of 2011, we continued to conduct nonclinical studies of IMO-3100, which we commenced in the fourth quarter of 2010 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a clinical trial of IMO-3100 in patients with psoriasis under a new IND for IMO-3100. In July 2011, the FDA notified us that it had placed the proposed Phase 2 clinical trial on a clinical hold. We are reviewing the FDA’s comments on this protocol and assessing our next steps with respect to the development of IMO-3100 in patients with psoriasis and other indications in conjunction with our ongoing strategic reassessment.
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
     The increases in other drug development expenses in the three and six months ended June 30, 2011, as compared to the corresponding 2010 periods, were primarily due to the cost of obtaining nonclinical and clinical trial data from studies conducted by Novartis of IMO-2134, a TLR9 agonist, which we accrued in the second quarter of 2011, higher consulting costs and the cost of nonclinical studies of preclinical compounds, partially offset by lower employee expenses in the 2011 periods.
     Basic Discovery Expenses. These expenses include our internal and external expenses relating to the discovery of our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, TLR antisense, and GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in the three months ended June 30, 2011, as compared to the corresponding 2010 period, was primarily due to decreases in employee expenses and the cost of laboratory supplies. The decrease in basic discovery expenses in the six months ended June 30, 2011, as compared to the corresponding 2010 period, was primarily attributable to decreases in employee expenses partially offset by an increase in the cost of laboratory supplies.
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

General and Administrative Expenses
     General and administrative expenses decreased by $618,000, or 22%, from $2,784,000 in the three months ended June 30, 2010, to $2,166,000 in the three months ended June 30, 2011 and decreased by $1,064,000, or 19%, from $5,516,000 in the six months ended June 30, 2010, to $4,452,000 in the six months ended June 30, 2011. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.
     The decreases in general and administrative expenses in the three and six months ended June 30, 2011, as compared to the corresponding 2010 periods, were primarily due to a decrease in stock based compensation, mainly due to higher recognized expense in 2010 associated with the modification of non-employee director stock options, lower employee cash compensation expenses and lower consulting fees associated with business and strategic initiatives in the 2011 periods. The decreases in general and administrative expenses were partially offset by increases in legal costs associated with patent matters in the 2011 periods.
Investment Income, net
     Investment income, net, decreased by approximately $24,000, or 83%, from $29,000 in the three months ended June 30, 2010 to $5,000 in the three months ended June 30, 2011 and decreased by approximately $29,000, or 53%, from $55,000 in the six months ended June 30, 2010 to $26,000 in the six months ended June 30, 2011. These decreases were primarily due to lower average investment balances and lower interest rates in both the three and six months ended June 30, 2011.
Foreign Currency Exchange Loss
     Our foreign currency exchange loss was $12,000 in the three months ended June 30, 2011 compared to a gain of $34,000 in the three months ended June 30, 2010. This loss and gain reflect the impact that fluctuations in U.S. Dollar/Euro currency exchange rates have on payments under our clinical trial agreements that are denominated in Euros.
     Our foreign currency exchange loss was $47,000 in the six months ended June 30, 2011 compared to $194,000 in the six months ended June 30, 2010. The decrease in the foreign currency exchange loss during the six months ended June 30, 2011 is primarily due to the impact that fluctuations in U.S. Dollar/Euro currency exchange rates had on the receipt of a milestone payment in the first quarter of 2010. In 2009, we earned a milestone under our Merck KGaA collaboration, for which we had a $4,300,000 receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010 and we received $4,074,000 based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. Consequently, we incurred a foreign currency exchange loss of $226,000 on the milestone payment during the first quarter of 2010. The foreign currency exchange losses during the six months ended June 30, 2011 and 2010 also reflect the impact that fluctuations in U.S. Dollar/Euro currency exchange rates have on payments under our clinical trial agreements that are denominated in Euros.
Net Loss
     As a result of the factors discussed above, our net loss was $6,282,000 for the three months ended June 30, 2011, compared to $5,296,000 for the three months ended June 30, 2010 and our net loss was $13,127,000 for the six months ended June 30, 2011, compared to $7,239,000 for the six months ended June 30, 2010. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2011, we incurred losses of $104,576,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology.

Since our inception, we had an accumulated deficit of $364,769,000 through June 30, 2011. We expect to continue to incur substantial operating losses in the future.
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
     In addition to the warrants mentioned above, as of June 30, 2011, warrants to purchase 1,704,545 shares of our common stock at an exercise price of $5.20 per share and warrants to purchase 761,718 shares of our common stock at an exercise price of $5.92 per share were outstanding. These warrants were issued in March 2006 and expire on September 24, 2011.
     Under the terms of our collaboration with Merck KGaA, in February 2008 Merck KGaA paid us a $40,000,000 upfront license fee in Euros of which we received $39,733,000 due to foreign currency exchange rates. Since entering this agreement, we have received approximately $12,110,000 in milestone payments and have been reimbursed $4,542,000 for expenses related to the development of EMD 1201081.
     In December 2006, we entered into an exclusive license and research collaboration agreement with Merck to research, develop and commercialize vaccine products containing our TLR7, 8 and 9 agonists in the fields of cancer, infectious diseases and Alzheimer’s disease. Under the terms of the agreement, Merck paid us a $20,000,000 license fee in December 2006. In addition, in connection with the execution of the license and collaboration agreement, we issued and sold to Merck 1,818,182 shares of our common stock for a price of $5.50 per share resulting in an aggregate purchase price of $10,000,000. Since entering this agreement, we have received $1,000,000 in milestone payments and $3,408,000 in research and development payments.
Cash Flows
     As of June 30, 2011, we had approximately $23,508,000 in cash and cash equivalents and investments, a net decrease of approximately $11,135,000 from December 31, 2010. Net cash used in operating activities totaled $11,192,000 during the six months ended June 30, 2011, reflecting our $13,127,000 net loss for the period, as adjusted for non-cash expenses, including stock-based compensation, depreciation and amortization. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

     The net cash provided by investing activities during the six months ended June 30, 2011 of $15,641,000 reflects the maturity of $16,585,000 in available-for-sale securities and a $102,000 decrease in restricted cash offset by the purchase of approximately $1,025,000 of securities and $21,000 of laboratory equipment and leasehold improvements during the period.
     The $35,000 net cash provided by financing activities during the six months ended June 30, 2011 reflects the proceeds of $43,000 received from employee stock purchases, offset, in part, by payments on our capital leases.
     As of June 30, 2010, we had approximately $32,783,000 in cash and cash equivalents and investments, a net decrease of approximately $7,424,000 from December 31, 2009. Net cash used in operating activities totaled $7,430,000 during the six months ended June 30 2010, reflecting our $7,239,000 net loss for the period, as adjusted for non-cash revenue and expenses, including the reduction in deferred revenue associated with the recognition of deferred revenue under our collaboration agreements, stock-based compensation, depreciation and amortization. It also reflects changes in our accounts receivable, prepaid expenses and accounts payable, accrued expenses and other liabilities.
     The net cash used in investing activities during the six months ended June 30, 2010 of $8,285,000 reflects our purchase of $8,309,000 in available-for-sale securities in the six months ended June 30, 2010 and our purchase of $79,000 of laboratory, office and computer equipment offset by a $103,000 decrease in restricted cash in the six-month period.
     The net cash provided by financing activities during the six months ended June 30, 2010 of $61,000 reflects proceeds of $71,000 received from the exercise of common stock options and employee stock purchases during the six-month period offset, in part, by payments on our capital leases.
Funding Requirements
     We have incurred operating losses in all fiscal years except 2002, 2008, and 2009, and we had an accumulated deficit of $364,769,000 at June 30, 2011. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We had cash, cash equivalents, and investments of $23,508,000 at June 30, 2011. We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations for at least the next twelve months based on our current operating plan. We will need to raise additional funds to operate our business beyond such time. In light of recent developments affecting our programs, we are currently reassessing and potentially may adjust, our strategy with respect to the development of IMO-2125, IMO-3100 and other TLR-targeted drug candidates. Based on such reassessment, we may determine to terminate one or more of our development programs and to devote our resources to a development program that is at an earlier stage of clinical development or is in preclinical development. If we proceed with the clinical development with any of our compounds, we expect that the period of time that our current resources will be able to fund our operations could be significantly reduced and we would need to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We expect that our strategic review will determine the expenditures that will be required with respect to such programs. As a result, the timing and amount of any funding that will be required will depend in large part on the outcome of the strategic review. We believe that the key factors that will affect our ability to obtain additional funding are:
•	the results of our clinical and preclinical development programs;

•	developments relating to our existing strategic collaborations with Merck KGaA and Merck;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into new strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
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
Contractual Obligations
     During the six months ended June 30, 2011, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report of Form 10-K for the year ended December 31, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Foreign currency exchange gains and losses may result from amounts received under our Merck KGaA collaboration agreement and payments under our clinical trial agreements that are denominated in Euros. As of June 30, 2011, we had net accrued obligations of €0.3 million, or $0.4 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.
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
ITEM 4. CONTROLS AND PROCEDURES.
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2011, we had an accumulated deficit of $364.8 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2011, we incurred losses of $104.6 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash, cash equivalents, and investments of $23.5 million at June 30, 2011. We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations for at least the next twelve months based on our current operating plan. We will need to raise additional funds in order to operate our business beyond such time.
     In light of recent developments affecting our programs, we are currently reassessing and potentially may adjust, our strategy with respect to the development of IMO-2125, IMO-3100 and other TLR-targeted drug candidates. Based on such reassessment, we may determine to terminate one or more of our development programs and to devote our resources to a development program that is at an earlier stage of clinical development or is in preclinical development. If we proceed with the clinical development with any of our compounds, we expect that the period of time that our current resources will be able to fund our operations could be significantly reduced and we would need to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We expect that our strategic review will determine the expenditures that will be required with respect to such programs. As a result, the timing and amount of any funding that will be required will depend in large part on the outcome of the strategic review. We believe that the key factors that will affect our ability to obtain additional funding are:
•	the results of our clinical and preclinical development programs;

•	developments related to our existing strategic collaborations with Merck KGaA and Merck;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.
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
Risks Relating to Our Business, Strategy and Industry
We have been depending heavily on the development of IMO-2125, IMO-3100, and on our collaborative alliances. If we or our collaborators decide to terminate the development of any of our drug candidates, are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates for infectious diseases, IMO-2125, and for autoimmune and inflammatory diseases, IMO-3100. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-2125, IMO-3100, and the other drug candidates being developed by our collaborators, including IMO-2055, which we have licensed to Merck KGaA for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Our efforts, and the efforts of our collaborators, to develop and commercialize these compounds are at an early stage and are subject to many challenges. Recently, we have experienced setbacks with respect to our programs for IMO-2125, IMO-3100, and our collaboration with respect to IMO-2055, including:
•	In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 HCV patients based on preliminary observations in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. Preliminary histology analysis from the rodent study showed instances of atypical lymphocytic proliferation.

•	During the first half of 2011, we continued to conduct nonclinical studies of IMO-3100, which we commenced in the fourth quarter of 2010, in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations in our other nonclinical studies of IMO-3100.

•	In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA notified us that it has placed the proposed Phase 2 clinical trial on a clinical hold.

•	In July 2011, Merck KGaA informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab (Erbitux(R)) in patients with first-line SCCHN and subsequent re-evaluation of its clinical development program, Merck KGaA determined that it will not conduct further clinical development of IMO-2055 at this stage.
     As a result of these setbacks, we are reassessing, and potentially may adjust, our strategy with respect to the development of IMO-2125, IMO-3100 and our other TLR-based drug candidates. Based on such reassessment, we may determine to terminate one or more of our development programs and to devote our resources to a development program that is at an earlier stage of clinical development or is in preclinical development. The data from the chronic nonclinical toxicology studies of IMO-2125 we are conducting, which we expect during the second half of 2011, could negatively impact our ability or willingness to proceed with the development on IMO-2125. We are assessing the next steps with respect to IMO-3100 and may have additional discussions with the FDA, which could negatively impact our ability or willingness to proceed with the further development and commercialization of IMO-3100. Additionally, our collaboration with Merck KGaA may be adversely affected by the increased incidence of neutropenia and electrolyte imbalances, and we cannot be certain that Merck KGaA’s continued evaluation of follow-on TLR9 agonists will result in the development and commercialization of any TLR9 agonists under the collaboration.
     Even if we decide to proceed with the development of these drug candidates and are able to overcome these recent challenges, our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on several factors, including the following:
•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-2125, IMO-3100, and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	the ability to combine our drug candidates and the drug candidates being developed by our collaborators safely and successfully with other therapeutic agents;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimes;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.
If our clinical trials are unsuccessful, or if they are delayed or terminated, we may not be able to develop and commercialize our products.
     In order to obtain regulatory approvals for the commercial sale of our products, we are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. Clinical trials are lengthy, complex, and expensive processes with uncertain results. We may not be able to complete any clinical trial of a potential product within any specified time period. Moreover, clinical trials may not show our potential products to be both safe and efficacious. The FDA or other equivalent foreign regulatory agencies may not allow us to complete these trials or commence and complete any other clinical trials. For example, in July 2011, in response to the submission by us to the FDA of a protocol for a proposed Phase 2 clinical trial of IMO-3100 in patients with psoriasis, the FDA notified us that it had placed a clinical hold on the proposed Phase 2 clinical trial.
     The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, interim results of a clinical trial do not necessarily predict final results, and failure of any of our clinical trials can occur at any stage of testing. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, effects seen in nonclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on clinical trials. Numerous unforeseen events may occur during, or as a result of, preclinical testing, nonclinical testing or the clinical trial process that could delay or inhibit the ability to receive regulatory approval or to commercialize drug products.
     In addition to the recent setbacks that we have experienced with respect to the clinical development of our TLR-targeted drug candidates, other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of a TLR9 agonist, Actilon®, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis announced that they had decided to discontinue the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, which comprises a TLR9 agonist covalently attached to a ragweed antigen. These setbacks with respect to TLR-targeted drug candidates may result in enhanced scrutiny by regulators or IRBs of clinical trials of TLR-targeted drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of TLR-targeted drug candidates.
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
     Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs and on GSOs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the initial small-scale clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of GSOs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.
     As a result of these factors, we may never succeed in obtaining regulatory approval to market any product. Furthermore, the commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by patients, the medical community, and third-party payors as clinically useful, safe, and cost-effective. In addition, if products being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our technologies and market acceptance of our products could be impacted negatively.
     Our recent setbacks with respect to our TLR-targeted compounds, together with the setbacks experienced by other companies developing TLR-targeted compounds, may result in a negative perception of our technology and our TLR-targeted compounds, impact our ability to obtain marketing approval of these drug candidates and adversely affect acceptance of our technology and our TLR-targeted compounds by patients, the medical community and third-party payors.
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
     We are developing IMO-2125 for use as an alternative to recombinant interferon in the treatment of HCV. The current standard of care in the treatment of HCV consists of a single recombinant interferon-alpha protein plus ribavarin and a direct acting antiviral. If we are able to commercialize IMO-2125 for chronic HCV infection, we will face competition from the interferons currently marketed today and advanced forms of recombinant interferons being developed, including those being developed by Bristol-Myers Squibb Company and Biolex Therapeutics, Inc. In addition, to the extent that a therapy is developed as an alternative to the current standard of care that does not include recombinant interferon or any alternative to recombinant interferon, we may face competition from those therapies as well, such as protease and polymerase inhibitors being developed by Merck, Vertex Pharmaceuticals, Inc. and Pharmasset, Inc. We are also aware of numerous other compounds in clinical trials that target chronic HCV infection through a number of different mechanisms of action, and we believe that there are many additional potential HCV treatments in research or early development. There are also a number of companies developing TLR-targeted compounds for chronic HCV infection, including Dynavax Technologies Corporation, Anadys Pharmaceuticals, Inc., and Gilead Sciences, Inc.

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
Risks Relating to Collaborators
If we are unable to establish additional collaborative alliances, our business may be materially harmed.
     We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of infectious diseases, autoimmune and inflammatory diseases, cancer, and respiratory diseases. We are also advancing our GSO technology for potential application as research reagents and as therapeutic agents. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.
     We may have difficulty establishing additional collaboration alliances, particularly with respect to our TLR-targeted drug candidates and technology. Potential partners may note that one of our TLR collaborations, with Novartis, was terminated by Novartis, and that Merck KGaA has informed us that it has determined not to conduct further clinical development of IMO-2055 at this stage. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100 and our other TLR-targeted drug candidates, given our recent setbacks with respect to IMO-2125 and IMO-3100. We also face, and will continue to face, significant competition in seeking appropriate collaborators.
     Even if a potential partner were willing to enter into a collaborative alliance with respect to our TLR-targeted compounds or technology, the terms of such a collaborative alliance may not be on terms that are favorable to us. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.
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
     Any collaboration that we enter into may not be successful. For instance, Merck KGaA has informed us that it has determined not to conduct further clinical development of IMO-2055 at this stage. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:
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
     As of July 15, 2011, we owned 76 U.S. patents and U.S. patent applications and 241 corresponding patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-2125, IMO-3100 and IMO-2055. With respect to IMO-2125, we have issued patents that cover the chemical composition of matter of IMO-2125 and methods of its use, with the earliest composition claims expiring in 2026. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023. With respect to IMO-4200, we have patent applications that cover the chemical composition of matter of IMO-4200 and methods of its use that, if issued, would expire at the earliest in 2027.
     As of July 15, 2011, we owned four U.S. patent applications and one worldwide patent application for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.
     In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of July 15, 2011, our antisense patent portfolio included 101 U.S. patents and patent applications and 176 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2014 to 2022.
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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our recently completed Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection and our Phase 1 clinical trials of IMO-3100 in healthy subjects and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law. These health care reform laws are intended to broaden access to health insurance; reduce or constrain the growth of health care spending, especially Medicare spending; enhance remedies against fraud and abuse; add new transparency requirements for health care and health insurance industries; impose new taxes and fees on certain sectors of the health industry; and impose additional health policy reforms. Among the new fees is an annual assessment beginning in 2011 on makers of branded pharmaceuticals and biologics, under which a company’s assessment is based primarily on its share of branded drug sales to federal health care programs. Such fees could affect our future profitability. Although it is too early to determine the effect of the new health care legislation on our future profitability and financial condition, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
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
     Our stock price has been volatile. During the period from January 1, 2010 to July 29, 2011, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $1.80 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past three years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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

ITEM 5. OTHER INFORMATION.
     On August 1, 2011, the Company and Louis J. Arcudi, the Company’s Senior Vice President, Operations and Chief Financial Officer, entered into an employment letter agreement, which amends and restates the previous employment letter agreement between the Company and Mr. Arcudi dated November 8, 2007. Under the terms of the new employment letter agreement, Mr. Arcudi is entitled to receive:
•	an annual base salary of $315,000 per year, effective as of May 1, 2011, and

•	an annual bonus based on the achievement of both individual and Company performance objectives as developed and determined by the Company and subject to the approval of the Board of Directors of the Company.
     If the Company terminates Mr. Arcudi’s employment without cause, Mr. Arcudi will be entitled to three months severance and benefits continuation. If the Company terminates Mr. Arcudi’s employment without cause or Mr. Arcudi resigns from employment with the Company for good reason upon a change in control or within the twelve (12) month period following the change in control, then Mr. Arcudi will be entitled to nine months severance and benefits continuation. The Company’s obligations to make severance payments and provide benefits to Mr. Arcudi are contingent upon Mr. Arcudi’s execution of a separation and release agreement. “Cause,” “good reason” and “change in control” are defined in the employment letter agreement.
     The foregoing summary of Mr. Arcudi’s employment agreement with the Company is qualified in its entirety by reference to the employment letter agreement, which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS.
     The list of Exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.
Date: August 5, 2011	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1†	Letter Agreement dated June 2, 2010 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.

10.2†	Letter Agreement dated May 27, 2011 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.

10.3	2008 Stock Incentive Plan, as amended (previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2011, and incorporated herein by reference) (1).

10.4	1995 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2011, and incorporated herein by reference) (1).

10.5	Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated August 1, 2011(1).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Management contract or compensatory plan or arrangement.