Form 10-Q
period 2011-09-30
IDERA PHARMACEUTICALS, INC.
filed 2011-11-09
CIK 861838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value $.001 per share	27,634,389
Class	Outstanding as of October 15, 2011

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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
IDERA PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except per share amounts)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,078	$17,008
Short-term investments	1,003	17,635
Prepaid expenses and other current assets	471	997

Total current assets	19,552	35,640
Property and equipment, net	577	930
Restricted cash	311	311

Total assets	$20,440	$36,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,048	$1,757
Accrued expenses	2,544	1,783

Total current liabilities	3,592	3,540
Other liabilities	195	240

Total liabilities	3,787	3,780
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value per share, Authorized — 70,000 shares Issued and outstanding — 27,634 and 27,596 shares at September 30, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	386,883	384,702
Accumulated deficit	(370,258)	(351,642)
Accumulated other comprehensive income	—	13

Total stockholders’ equity	16,653	33,101

Total liabilities and stockholders’ equity	$20,440	$36,881

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Alliance revenue	$4	$5,089	$45	$15,052
Operating expenses:
Research and development	3,574	7,786	12,269	19,333
General and administrative	1,948	2,193	6,400	7,709

Total operating expenses	5,522	9,979	18,669	27,042

Loss from operations	(5,518)	(4,890)	(18,624)	(11,990)
Other income (expense):
Investment income, net	2	31	28	86
Foreign currency exchange gain (loss)	27	148	(20)	(46)

Net loss	$(5,489)	$(4,711)	$(18,616)	$(11,950)

Basic net loss per common share (Note 12)	$(0.20)	$(0.18)	$(0.67)	$(0.49)

Diluted net loss per common share (Note 12)	$(0.20)	$(0.18)	$(0.67)	$(0.49)

Shares used in computing basic net loss per common share	27,632	25,980	27,618	24,314

Shares used in computing diluted net loss per common share	27,632	25,980	27,618	24,314

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash Flows from Operating Activities:
Net loss	$(18,616)	$(11,950)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposition of assets	1	3
Stock-based compensation expense	2,094	2,929
Non-employee stock option expense	1	6
Depreciation expense	373	417
Amortization of investment premiums	59	190
Issuance of common stock for services rendered	38	1
Changes in operating assets and liabilities:
Accounts receivable	—	4,471
Prepaid expenses and other current assets	424	(601)
Accounts payable, accrued expenses and other liabilities	16	4,346
Deferred revenue	—	(11,115)

Net cash used in operating activities	(15,610)	(11,303)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(1,025)	(8,309)
Proceeds from maturity of available-for-sale securities	17,585	—
Decrease in restricted cash	102	103
Purchases of property and equipment	(21)	(88)

Net cash provided by (used in) investing activities	16,641	(8,294)

Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	—	14,089
Proceeds from exercise of common stock options and employee stock purchases	47	104
Payments on capital lease	(8)	(15)

Net cash provided by financing activities	39	14,178

Net increase (decrease) in cash and cash equivalents	1,070	(5,419)
Cash and cash equivalents, beginning of period	17,008	25,471

Cash and cash equivalents, end of period	$18,078	$20,052

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)
(1) Organization
     Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company engaged in the discovery and development of novel DNA- and RNA- based drug candidates. The Company is developing drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors (TLRs). TLRs are specific receptors present in immune system cells. Using its chemistry-based approach, Idera has created synthetic nucleic acid-based compounds that are targeted to TLRs 3, 7, 8, and 9. The Company believes that by modulating immune responses mediated through TLRs, it can develop compounds to treat a broad range of diseases.
          The Company is focusing its internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases. The Company’s TLR research and development pipeline also includes partnered programs for the treatment of cancer, with Merck KGaA, and for vaccine adjuvants, with Merck Sharp & Dohme Corp., which is referred to herein as Merck, as well as proprietary programs for the treatment of infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvants. Merck KGaA and Merck are not related.
          The Company is also evaluating gene silencing oligonucleotides, or GSOs, for the purpose of inhibiting the production of disease-associated proteins. GSOs are novel chemical structures that Idera has shown in preclinical models selectively bind to targeted messenger RNA and microRNA and thereby inhibit protein production.
     During the third quarter of 2011, the Company re-assessed and prioritized its drug development programs. Based on this prioritization, Idera is focusing its internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases and advancing its GSO technology. In addition, Idera has discontinued further development of IMO-2125, which had been its lead drug candidate for the treatment of hepatitis C virus (HCV), and decided to advance its TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties.
     At September 30, 2011, the Company had an accumulated deficit of $370.3 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements. In 2011, the Company expects that its research and development expenses will be lower than its research and development expenses in 2010 reflecting the completion of multiple Phase 1 clinical trials in 2010, delays in initiating clinical trials planned for 2011, and the discontinuation of the development of IMO-2125 and other compounds in the Company’s research and development pipeline.
     The Company had cash, cash equivalents, and investments of $19.1 million at September 30, 2011. The Company believes that its existing cash, cash equivalents, and investments, together with the proceeds raised from a private placement of its securities on November 4, 2011 (see note 16), will be sufficient to fund its operations at least into the second quarter of 2013 based on its current operating plan. The Company will need to raise additional funds in order to operate its business beyond such time. Additional financing may not be available to the Company when it needs it or may not be available on favorable terms.

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of success and timeliness of development, including clinical trial outcomes in internal and collaborative programs, uncertainty of funding, and history of operating losses.
(2) New Accounting Pronouncements
     The Company adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update No. 2009-13, “Multiple-Element Revenue Arrangements” (“ASU No. 2009-13”) on January 1, 2011. ASU No. 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in multiple-element arrangements may be treated as separate units of accounting. This is significant since it may result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Since the Company is applying ASU No. 2009-13 prospectively to arrangements entered into or materially modified after the adoption date and since there were no new collaborations or material modifications to existing collaborations in the nine months ended September 30, 2011, the adoption of ASU No. 2009-13 had no effect on the Company’s financial position and results of operations through September 30, 2011. The effect that ASU No. 2009-13 may have on the Company’s policy for recognizing revenue under any future collaboration agreements will depend upon the terms of those future collaboration agreements, if any.
     The Company adopted FASB Accounting Standard Update No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU No. 2010-17”) on January 1, 2011. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is applying ASU No. 2010-17 prospectively to arrangements entered into or materially modified after the adoption date. Since the Company did not earn any milestones during the first nine months of 2011, the adoption of ASU No. 2010-17 has had no effect on the Company’s financial position and results of operations through September 30, 2011. Since the Company used a similar method of recognizing milestone revenue prior to adopting ASU No. 2010-17, the Company does not expect that the adoption of ASU No. 2010-17 will have a significant effect on its policy for recognizing revenue on any milestones that it receives in future periods.
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
     In June 2011, the FASB issued Accounting Standard Update No. 2011-05, “Comprehensive Income” (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect ASU No. 2011-05 to have a material impact on its financial position or results of operations.

(3) Unaudited Interim Financial Statements
     The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 10, 2011.
(4) Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2011 and December 31, 2010 consisted of cash and money market funds.
     Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either September 30, 2011 or December 31, 2010. The cost of securities sold is based on the specific identification method.
     The Company had no realized gains or losses from available-for-sale securities in the three or nine months ended September 30, 2011 and 2010. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three or nine months ended September 30, 2011 and 2010. The Company had no auction rate securities as of September 30, 2011 and December 31, 2010.
     The Company’s available-for-sale short-term investments consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Corporate bonds due in one year or less	$1,003	$—	$—	$1,003

Total	$1,003	$—	$—	$1,003

	December 31, 2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Agency bonds due in one year or less	$3,201	$—	$—	$3,201
Corporate bonds due in one year or less	3,214	—	4	3,218
U.S. government bonds dues in one year or less	11,207	—	9	11,216

Total	$17,622	$—	$13	$17,635

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
     The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2011 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted
		Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market fund	$18,035	$18,035	$—	$—
Short-term investments	1,003	—	1,003	—

Total	$19,038	$18,035	$1,003	$—

Liabilities	$—	$—	$—	$—

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
(6) Property and Equipment
     At September 30, 2011 and December 31, 2010, net property and equipment at cost consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Leasehold improvements	$525	$515
Laboratory equipment and other	2,896	2,889

Total property and equipment, at cost	3,421	3,404
Less: accumulated depreciation	(2,844)	(2,474)

Property and equipment, net	$577	$930

     As of September 30, 2011 and December 31, 2010, laboratory equipment and other included approximately $79,000 of office equipment financed under capital leases with accumulated depreciation of approximately $68,000 and $56,000, respectively.

     Depreciation expense, which includes amortization of assets recorded under capital leases, was approximately $120,000 and $130,000 in the three months ended September 30, 2011 and 2010, respectively, and approximately $373,000 and $417,000 in the nine months ended September 30, 2011 and 2010, respectively.
(7) Restricted Cash
     As part of the Company’s lease arrangement for its office and laboratory facility, the Company was required to restrict $619,000 of cash for a security deposit. The restricted cash was reduced by a total of approximately $308,000 upon the second, third and fourth anniversaries of the June 2007 lease commencement date. As a result, at September 30, 2011, restricted cash was $311,000. The restricted cash is held in certificates of deposit securing a line of credit for the lessor.
(8) Comprehensive Loss
     The following table includes the components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(5,489)	$(4, 711)	$(18,616)	$(11,950)
Other comprehensive income (loss)	—	5	(13)	45

Total comprehensive loss	$(5,489)	$(4,706)	$(18,629)	$(11,905)

     Other comprehensive income (loss) represents the change in the net unrealized gains (losses) on available-for-sale investments during the period.
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
     Under the Company’s existing collaborative arrangements, the Company has received non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses. The Company is also entitled to receive royalties on product sales. The Company classifies all of these amounts as revenue in its statement of operations since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. In the three and nine months ended September 30, 2010, alliance revenue consisted primarily of revenue recognized under the Merck KGaA and Merck collaborations. Since the Company completed the research portions of these collaborations during 2010, all of the upfront license fee payments were fully amortized and recognized by December 2010. Consequently, the Company did not recognize any revenue under the Merck KGaA and Merck collaborations during the three and nine months ended September 30, 2011. Alliance revenue for the three and nine months ended September 30, 2011 and 2010, including revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck during the 2010 period, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Collaboration revenue
Merck KGaA	$—	$3,822	$—	$11,173
Merck	—	1,250	—	3,796

	—	5,072	—	14,969
Other revenue	4	17	45	83

Total alliance revenue	$4	$5,089	$45	$15,052

     During the three and nine months ended September 30, 2010, the Company incurred approximately $8,000 and $24,000, respectively, in third-party expenses in connection with its collaborative arrangements. The Company did not incur any such expenses in the corresponding 2011 periods. These third party expenses are classified as research and development and general and administrative expenses in the Company’s statement of operations.
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
     The allocation of fixed or determinable payments to the separate units of accounting is based on the relative-selling-price method, which is based on the following hierarchy used in determining the selling price for each unit of accounting: (1) Vendor specific objective evidence, or “VSOE”, the price at which the item is regularly sold by the vendor on a standalone basis, is the preferred method; (2) Third-party evidence, or “TPE”, of vendors selling similar goods to similarly situated customers on a standalone basis if VSOE of selling price of a product or service is not available; and (3) Best estimate of selling price, or “BESP”, if neither VSOE nor TPE of selling price of a product or service is available.
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
     Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, whenever the Company has deferred revenue recorded on its balance sheet it is classified as short-term or long-term deferred revenue based on the Company’s best estimate of when such amounts would be recognized. However, these estimates are based on the Company’s collaboration agreements and its then current operating plan and, if either should change, the Company could recognize a different amount of deferred revenue over the subsequent twelve-month period.
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

     The Company recognized the $40.0 million upfront payment as revenue over the twenty-eight month term that ended in June 2010, which was the Company’s period of continuing involvement under the research collaboration. Through September 30, 2011, the Company has recognized a total of $12.1 million of milestone revenue related to the initiation of clinical trials of EMD 1201081.
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
(11) Stock-Based Compensation
     The Company recognizes all share-based payments to employees and directors in the financial statements based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. The Company included charges of $655,000 and $782,000 in its statements of operations for the three months ended September 30, 2011 and 2010, respectively, and $2,094,000 and $2,929,000 in its statements of operations for the nine months ended September 30, 2011 and 2010, respectively, representing the stock-based compensation expense attributable to share-based payments made to employees and directors.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and expensed over the requisite service period on a straight-line basis. The following assumptions apply to the options to purchase 160,750 and 135,500 shares of common stock granted to employees and directors during the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Average risk free interest rate	3.0%	2.4%
Expected dividend yield	—	—
Expected lives (years)	9.7	5.6
Expected volatility	62.0%	66.4%
Weighted average grant date fair value of options granted during the period (per share)	$1.55	$2.65
Weighted average exercise price of options granted during the period (per share)	$2.18	$4.45
     The Company’s adoption of policies with respect to the treatment of stock options in the event of director or employee retirement during 2010 resulted in the modification of stock options by accelerating the vesting of nonvested stock options held by, and by extending the post-retirement period during which stock options may be exercised by, those directors and employees whose retirement qualifies under the terms of the policy. The stock option modifications increased the fair value of those options by $111,000 when modified, of which $1,000 and $5,000 was expensed during the three months ended September 30, 2011 and 2010, respectively, and $5,000 and $84,000 was expensed during the nine months ended September 30, 2011 and 2010, respectively.
     As a result of the stock option modifications, the Company recognized $237,000 more of stock-based compensation expense during the nine months ended September 30, 2010 than it would have recognized if the stock options had not been modified. Of that amount, $84,000 was attributable to the increase in fair value of the modified options and $153,000 was attributable to the accelerated recognition of the original fair value of options held by directors who were or would become eligible for retirement prior to the completion of the option vesting period, which amount would otherwise have been expensed over the vesting period on a straight line basis. As a result of the stock option modifications, the Company did not recognize $55,000, $10,000 and $60,000 of stock-based compensation expense during the three months ended September 30, 2010 and the three and nine months ended September 30, 2011, respectively, than it otherwise would have recognized if the stock options had not been modified, which amounts consisted of $61,000, $10,000 and $64,000 that resulted from the accelerated recognition of the original fair value of options held by directors who were or will become eligible for retirement prior to the completion of the option vesting period, offset, in the three months ended September 30, 2010 and the nine months ended September 30, 2011, by $6,000 and $4,000 increases in expense attributable to the increase in fair value.
     During prior periods, the Company awarded stock options to purchase shares of common stock to persons who were neither employees nor directors. The fair value of the nonvested portion of the non-employee, non-director options is remeasured each quarter. This remeasured fair value is partially expensed each quarter based upon the percentage of the nonvested portion of the option’s vesting period that has elapsed to date, less the amount expensed in prior periods. The remeasurement as of September 30, 2011 resulted in a (credit) charge to operations for non-employee, non-director options of $(5,000) and $1,000 for the three and nine months ended September 30, 2011, respectively. The remeasurement as of September 30, 2010 resulted in charges to operations for non-employee, non-director options of $17,000 and $6,000 for the three and nine months ended September 30, 2010, respectively.
(12) Net Loss per Common Share
     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2011 and 2010, diluted net loss per share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 6,266,804 and 8,608,354 for the nine months ended September 30, 2011 and 2010, respectively, and consist of stock options and warrants. Net loss applicable to common stockholders is the same as net loss for all periods presented.
(13) Stockholders’ Equity
     During the nine months ended September 30, 2011 and 2010, the Company issued 23,537 and 30,852 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases, which resulted in total proceeds to the Company of $47,000 and $104,000, respectively. During the nine months ended September 30, 2011, pursuant to its director compensation program, the Company issued 14,932 shares of common stock to a director in lieu of cash fees of approximately $38,000. See note (15) for information about additional stock issuances.
(14) Related Party Transactions
     The Company paid certain directors consulting fees of approximately $12,000 and $16,000 in the three months ended September 30, 2011 and 2010, respectively, and $30,000 and $48,000 in the nine months ended September 30, 2011 and 2010, respectively.
(15) 2010 Financing
     In August, 2010, the Company raised $15.1 million in gross proceeds from a registered direct offering of common stock to institutional investors. In the offering, the Company sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, were exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $14.1 million.
(16) Subsequent Event
     On November 4, 2011, Idera Pharmaceuticals, Inc. (“the Company”) raised approximately $9.5 million in gross proceeds from a private financing with Pillar Pharmaceuticals I L.P., an investment partnership managed by one of the directors of Idera. In the financing, the Company sold 1,124,260 shares of Series D convertible preferred stock, par value $0.01 per share, of the Company (“Series D preferred stock”) and warrants to purchase up to 2,810,650 shares of common stock, $0.001 par value per share, of the Company (the “warrants”). The initial conversion price of the Series D preferred stock and the initial exercise price of the warrants are $1.6275 per share. The holders of the Series D preferred stock are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by the Company in its sole discretion, subject to certain limitations as defined.
     The net proceeds to Idera, excluding the proceeds of any exercise of the warrants, are expected to total approximately $9.1 million. The Company intends to use these funds for research and product development activities, including costs of conducting preclinical studies and clinical trials, and for general corporate purposes.
     The securities offered by Idera in the private placement were not registered under the Securities Act of 1933, as amended, and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series D preferred stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
     We are a clinical stage biotechnology company engaged in the discovery and development of novel DNA- and RNA- based drug candidates. We are developing drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors (TLRs). TLRs are specific receptors present in immune system cells. Using our chemistry-based approach, we have created synthetic nucleic acid-based compounds that are targeted to TLRs 3, 7, 8, and 9. We believe that by modulating immune responses mediated through TLRs, we can develop compounds to treat a broad range of diseases.
     We also are evaluating gene silencing oligonucleotides, or GSOs, for the purpose of inhibiting the production of disease-associated proteins. GSOs are novel chemical structures that we have shown in preclinical models selectively bind to targeted messenger RNA and microRNA and thereby inhibit protein production.
     During the third quarter of 2011, we re-assessed and prioritized our drug development programs. Based on this prioritization, we are focusing our internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases and advancing our GSO technology. In addition, we have discontinued further development of IMO-2125, which had been our lead drug candidate for the treatment of hepatitis C virus (HCV), and decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties.
     Our lead drug candidate for autoimmune and inflammatory diseases is IMO-3100, an antagonist of TLR7 and TLR9. We are also evaluating additional follow-on antagonist compounds for further development in autoimmune diseases. A TLR antagonist is a compound that blocks activation of an immune response mediated through the targeted TLR. IMO-3100 has shown activity in preclinical models of various autoimmune and inflammatory disease models, including psoriasis, lupus, and rheumatoid arthritis. We have completed two Phase 1 clinical trials of IMO-3100 in healthy subjects and data from these trials have been presented at scientific meetings. In June 2011, we submitted a Phase 2 protocol to the U.S. Food and Drug Administration, or FDA, to conduct a clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed the proposed Phase 2 clinical trial on clinical hold. We continue to communicate with the FDA regarding the clinical development of IMO-3100 in patients with psoriasis. Our goal is to initiate a clinical trial of IMO-3100 in 2012 to establish proof of concept.
     Our TLR research and development pipeline also includes partnered programs for the treatment of cancer, with Merck KGaA, and for vaccine adjuvants, with Merck Sharp & Dohme Corp., which is referred to herein as Merck, as well as proprietary programs for the treatment of infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvants. Merck KGaA and Merck are not related.
     We are collaborating with Merck KGaA for the use of TLR9 agonists in cancer treatment, excluding cancer vaccines. A TLR agonist is a compound that stimulates immune responses through the targeted TLR. Merck KGaA has conducted clinical trials of IMO-2055, which Merck KGaA refers to as EMD 1201081, in combination with other cancer therapy agents. These studies include a Phase 2 clinical trial of IMO-2055 in combination with Erbitux® in the treatment of second-line squamous cell carcinoma of the head and neck (SCCHN), a Phase 1b clinical trial of IMO-2055 in combination with Tarceva® and Avastin® in the treatment of non-small cell lung cancer, and a Phase 1b clinical trial of IMO-2055 in combination with Erbitux® and FOLFIRI, a chemotherapy regimen, in the treatment of colorectal cancer. Merck KGaA also had initiated a Phase 1 clinical trial of IMO-2055 in combination with cisplatin, 5-fluorouracil, and Erbitux® in patients with first-line SCCHN, which Merck KGaA has terminated. In this terminated trial, the incidence of neutropenia and electrolyte imbalances was higher than published data from a trial of cisplatin, 5-fluorouracil, and Erbitux® without IMO-2055. In July 2011, Merck KGaA informed us that, based on the observations in this terminated trial, Merck KGaA had re-evaluated its clinical development program and decided that it would not conduct further clinical development of IMO-2055. Merck

KGaA also informed us that it planned to complete the ongoing Phase 2 trial of IMO-2055 in combination with Erbitux® in second-line patients with SCCHN. There have been no serious safety concerns observed to date in the Phase 2 trial of IMO-2055 in combination with Erbitux®. Merck KGaA has informed us that patient recruitment for the two Phase 1b trials has ended. Merck KGaA has the right to continue evaluating follow-on TLR9 agonists created by Idera under the collaboration.
     We also are collaborating with Merck for the use of TLR7, TLR8, and TLR9 agonists as vaccine adjuvants in the fields of cancer, infectious diseases, and Alzheimer’s disease.
     At September 30, 2011, we had an accumulated deficit of $370,258,000. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements. In 2011, we expect that our research and development expenses will be lower than our research and development expenses in 2010, reflecting the completion of multiple Phase 1 clinical trials in 2010, delays in the initiation of clinical trials that were planned for 2011, and the discontinuation of the development of IMO-2125 and other compounds in our research and development pipeline.
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
     Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010, fit the description of critical accounting estimates and judgments. There were no changes to these policies in the nine months ended September 30, 2011 other than the adoption of ASU No. 2009-13 and ASU No. 2010-17 that impacted our revenue recognition policy as discussed in Note 2 in the notes to the financial statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
Alliance Revenue
     Our alliance revenues are comprised primarily of revenue earned under various collaboration and licensing agreements which include license fees, research and development revenues including reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.
     The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
License fees	$—	$1,263	(100)%	$—	$11,130	(100)%
Research and development	—	26	(100)%	—	89	(100)%
Milestones	—	3,797	(100)%	—	3,797	(100)%
Other	4	3	33%	45	36	25%

Total alliance revenue	$4	$5,089	(100)%	$45	$15,052	(100)%

     License Fees. License fees primarily include license fee revenue recognized under our collaborations with Merck KGaA and Merck. License fee revenue during the nine months ended September 30, 2010 was comprised of amortization of the upfront license fee payments under these collaborations. License fee revenue during the three months ended September 30, 2010 was comprised primarily of amortization of the upfront license fee payments under the Merck collaboration. We recognized license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which has generally represented the estimated research period of the agreement.
     We received a $40,000,000 upfront payment from Merck KGaA in Euros in February 2008 of which we received $39,733,000 due to foreign currency exchange rates in effect at the time. We recognized the $40,000,000 upfront payment as revenue over the twenty eight-month research term that ended in June 2010. We received a $20,000,000 upfront payment from Merck in December 2006. We recognized the $20,000,000 upfront payment as revenue over the two-year initial research term and the two-year extension period that ended in December 2010. Since we completed the research portions of these collaborations during 2010, all of the upfront license fee payments were fully amortized by December 2010. Consequently, we did not recognize any license fee revenue under the Merck KGaA and Merck collaborations during the three and nine months ended September 30, 2011.
     Research and Development Revenue. Research and development revenue was $26,000 and $89,000 in the three and nine months ended September 30, 2010 and consisted of research reimbursements by Merck during the second quarter of 2010 and reimbursement by Merck KGaA of costs associated with clinical trials of IMO-2055 during the first quarter of 2010 and the manufacture of other compounds for research during the third quarter of 2010. Merck KGaA assumed sponsorship of the IMO-2055 trials by March 2010, and consequently we did not recognize any research and development revenue in the three and nine months ended September 30, 2011. We do not expect to have research and development revenue in future periods under our agreements with Merck KGaA and Merck.
     Milestones. Milestone revenue decreased by $3,797,000 in the three and nine months ended September 30, 2011, as compared to the comparable 2010 periods, reflecting our recognition of a milestone payment under our collaboration with Merck KGaA in the third quarter of 2010. The third quarter 2010 milestone payment resulted from the initiation by Merck KGaA of the Phase 1b clinical trial of EMD 1201081 in treatment of patients with SCCHN.
     Other Revenue. Other revenue consisted of reimbursement by licensees of costs associated with patent maintenance.
Research and Development Expenses
     Research and development expenses decreased by $4,212,000, or 54%, from $7,786,000 for the three months ended September 30, 2010, to $3,574,000 for the three months ended September 30, 2011 and decreased by $7,064,000 or 37% from $19,333,000 for the nine months ended September 30, 2010 to $12,269,000 for the nine months ended September 30, 2011. In the following table, research and development expense is set forth in the following four categories which are discussed beneath the table:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
IMO-2125 External Development Expense	$466	$2,979	(84)%	$2,233	$6,220	(64)%
IMO-3100 External Development Expense	463	1,818	(75)%	1,543	4,399	(65)%
Other Drug Development Expense	869	1,008	(14)%	2,962	2,944	1%
Basic Discovery Expense	1,776	1,981	(10)%	5,531	5,770	(4)%

Total Research and Development Expense	$3,574	$7,786	(54)%	$12,269	$19,333	(37)%

     IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and since then we have incurred approximately $16,466,000 in external development expenses through September 30, 2011, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.
     The decreases in IMO-2125 expenses in the three and nine months ended September 30, 2011 as compared to the corresponding 2010 periods were attributable to decreases in costs associated with two Phase 1 clinical trials of IMO-2125, manufacturing which occurred in 2010 but not in 2011, the preparation in 2010 for a Phase 2 clinical trial of IMO-2125 in non-responder HCV patients, and a decrease in the cost of conducting additional nonclinical safety studies of IMO-2125. The decrease in the nine months ended September 30, 2011 was partially offset by costs in the first half of 2011 associated with preparation for the Phase 2 clinical trial of IMO-2125 in treatment-naïve HCV patients that we had planned to initiate in the second quarter of 2011. Costs attributable to IMO-2125 during the three months ended September 30, 2011 were associated primarily with nonclinical safety studies and with the analysis of data from the Phase 1 clinical trial of IMO-2125 in treatment-naïve HCV patients.
     As part of our third quarter 2011 strategic assessment, we discontinued further development of IMO-2125 in the treatment of HCV. As a result, we expect that IMO-2125 external development expenses will be lower in future periods.
     IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. Since November 2009, we have incurred approximately $7,325,000 in external development expenses through September 30, 2011, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.
     The decreases in IMO-3100 expenses in the three and nine months ended September 30, 2011 as compared to the corresponding 2010 periods were primarily attributable to higher costs associated with nonclinical safety studies and the initiation and progression of our Phase 1 multiple dose clinical trial during the 2010 periods and $569,000 associated with the cancellation of two previously scheduled nonclinical chronic toxicology studies during the third quarter of 2010, partially offset by costs associated with the preparation for the planned Phase 2 clinical trial in psoriasis. The decrease in IMO-3100 expenses in the nine months ended September 30, 2011 is also attributable to expenses associated with the manufacture of additional IMO-3100 drug supplies in the nine months ended September 30, 2010.
     In November 2009, we submitted to the FDA an IND for the clinical evaluation of IMO-3100 in autoimmune diseases. In January 2010, we initiated a Phase 1 clinical trial of IMO-3100 in healthy subjects. In this single-dose, dose escalation Phase 1 trial, IMO-3100 was administered by subcutaneous injection at dose levels of 0.04, 0.08, 0.16, 0.32, and 0.64 mg/kg to a total of 36 subjects. At each dose level, six subjects received IMO-3100. An additional six subjects received placebo treatment. The primary objective of the trial was to evaluate the safety and tolerability of IMO-3100. Secondary objectives were to characterize the pharmacokinetic profile of IMO-3100 and to assess the pharmacodynamic mechanism of action of IMO-3100. The pharmacodynamic mechanism of action is how IMO-3100 engages the immune system in the targeted manner, which we assessed through measurement of the inhibition of TLR7 and TLR9-mediated cytokine induction in peripheral blood mononuculear cells, or PBMCs. The trial was conducted at a single U.S. site. In October 2010 we announced results from the single-dose Phase 1 clinical trial of IMO-3100. IMO-3100 was well tolerated at all dose levels in the trial.
     We have also conducted a four-week multiple-dose Phase 1 clinical trial of IMO-3100 in healthy subjects that we initiated in July 2010 and completed in the third quarter of 2010. We presented results of the multiple-dose Phase 1 clinical trial at a scientific meeting in April 2011.
     In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed the proposed Phase 2 clinical trial on clinical hold. We continue to communicate with the FDA regarding the clinical development of IMO-3100 in patients with psoriasis. Our goal is to initiate a clinical trial of IMO-3100 in 2012 to establish proof of concept.
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
     Other drug development expenses decreased in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to lower employee expenses partially offset by increases in the cost of nonclinical studies of preclinical compounds and manufacturing expenses in the 2011 period. Other drug development expenses increased in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to increases in the cost of nonclinical studies of preclinical compounds, manufacturing expenses and consulting costs, partially offset by lower employee expenses in the 2011 period. The increase in other drug development expenses during the nine months ended September 30, 2011 also reflects the cost of obtaining nonclinical and clinical trial data from studies conducted by Novartis of IMO-2134, a TLR9 agonist.

     Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, TLR antisense, and GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decreases in basic discovery expenses in the three and nine months ended September 30, 2011, as compared to the corresponding 2010 periods, was primarily due to decreases in the cost of laboratory supplies and employee expenses.
     We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.
General and Administrative Expenses
     General and administrative expenses decreased by $245,000, or 11%, from $2,193,000 in the three months ended September 30, 2010, to $1,948,000 in the three months ended September 30, 2011 and decreased by $1,309,000, or 17%, from $7,709,000 in the nine months ended September 30, 2010, to $6,400,000 in the nine months ended September 30, 2011. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.
     The decreases in general and administrative expenses in the three and nine months ended September 30, 2011, as compared to the corresponding 2010 periods, were primarily due to decreases in stock based compensation, employee cash compensation expenses and consulting fees associated with business and strategic initiatives in the 2011 periods. The decrease in stock compensation expense during the nine months ended September 30, 2011 was mainly due to higher recognized expense in 2010 associated with the modification of non-employee director stock options. The decreases in general and administrative expenses were partially offset by increases in legal costs associated with patent matters in the 2011 periods.
Investment Income, net
     Investment income, net, decreased by approximately $29,000, or 94%, from $31,000 in the three months ended September 30, 2010 to $2,000 in the three months ended September 30, 2011 and decreased by approximately $58,000, or 67%, from $86,000 in the nine months ended September 30, 2010 to $28,000 in the nine months ended September 30, 2011. These decreases were primarily due to lower average investment balances and lower interest rates in both the three and nine months ended September 30, 2011.
Foreign Currency Exchange Gain (Loss)
     Our foreign currency exchange gain was $27,000 in the three months ended September 30, 2011 compared to a gain of $148,000 in the three months ended September 30, 2010. These gains reflect the impact that fluctuations in U.S. Dollar/Euro currency exchange rates had on payments in all periods under our clinical trial agreements that are denominated in Euros and the gain in the three months ended September 30, 2010 reflects the receipt of a milestone payment in the third quarter of 2010 under our Merck KGaA collaboration. In the third quarter of 2010, we earned a $3,797,000 milestone under our Merck KGaA collaboration for which we received $4,077,000 based on foreign exchange rates in effect at the time of payment as a result of the weakening value of the U.S. dollar, resulting in a foreign currency exchange gain of $280,000 on the milestone payment received during the third quarter of 2010.

     Our foreign currency exchange loss was $20,000 in the nine months ended September 30, 2011 compared to $46,000 in the nine months ended September 30, 2010. The decrease in the foreign currency exchange loss during the nine months ended September 30, 2011 is primarily due to the impact that fluctuations in U.S. Dollar/Euro currency exchange rates had on the receipt of milestone payments in the first and third quarters of 2010. In 2009, we earned a milestone under our Merck KGaA collaboration, for which we had a $4,300,000 receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010 and we received $4,074,000 based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. Consequently, we incurred a foreign currency exchange loss of $226,000 on the milestone payment during the first quarter of 2010. The foreign currency exchange losses during the nine months ended September 30, 2011 and 2010 also reflect the impact that fluctuations in U.S. Dollar/Euro currency exchange rates have on the receipt of the milestone payment in the third quarter of 2010 under our Merck KGaA collaboration referred to above and on payments under our clinical trial agreements that are denominated in Euros.
Net Loss
     As a result of the factors discussed above, our net loss was $5,489,000 for the three months ended September 30, 2011, compared to $4,711,000 for the three months ended September 30, 2010 and our net loss was $18,616,000 for the nine months ended September 30, 2011, compared to $11,950,000 for the nine months ended September 30, 2010. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2011, we incurred losses of $110,065,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $370,258,000 through September 30, 2011. We expect to continue to incur substantial operating losses in the future.
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
     In November 2011, we raised $9,500,000 in gross proceeds from a private financing with Pillar Pharmaceuticals I L.P., an investment partnership managed by one of the directors of Idera. In the financing, we sold 1,124,260 shares of Series D convertible preferred stock and warrants to purchase up to 2,810,650 shares of common stock. The initial conversion price of the preferred stock and the initial exercise price of the warrants are $1.6275 per share. The warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to

November 4, 2016. The preferred stockholders are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by us in our sole discretion, subject to certain limitations as defined. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, are expected to be approximately $9,100,000.
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
Cash Flows
     As of September 30, 2011, we had approximately $19,081,000 in cash and cash equivalents and investments, a net decrease of approximately $15,562,000 from December 31, 2010. Net cash used in operating activities totaled $15,610,000 during the nine months ended September 30, 2011, reflecting our $18,616,000 net loss for the period, as adjusted for non-cash expenses, including stock-based compensation, depreciation and amortization. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.
     The net cash provided by investing activities during the nine months ended September 30, 2011 of $16,641,000 reflects the maturity of $17,585,000 in available-for-sale securities and a $102,000 decrease in restricted cash offset by the purchase of approximately $1,025,000 of securities and $21,000 of laboratory equipment and leasehold improvements during the period.
     The $39,000 net cash provided by financing activities during the nine months ended September 30, 2011 reflects the proceeds of $47,000 received from employee stock purchases, offset, in part, by payments on our capital leases.
     As of September 30, 2010, we had approximately $42,951,000 in cash and cash equivalents and investments, a net increase of approximately $2,744,000 from December 31, 2009. Net cash used in operating activities totaled $11,303,000 during the nine months ended September 30 2010, reflecting our $11,950,000 net loss for the period, as adjusted for non-cash revenue and expenses, including the reduction in deferred revenue associated with the recognition of deferred revenue under our collaboration agreements, stock-based compensation, depreciation and amortization. It also reflects changes in our accounts receivable, prepaid expenses and accounts payable, accrued expenses and other liabilities.
     The net cash used in investing activities during the nine months ended September 30, 2010 of $8,294,000 reflects our purchase of $8,309,000 in available-for-sale securities in the nine months ended September 30, 2010 and our purchase of $88,000 of laboratory, office and computer equipment offset by a $103,000 decrease in restricted cash in the nine-month period.
     The net cash provided by financing activities during the nine months ended September 30, 2010 of $14,178,000 reflects proceeds of $14,089,000 from the August 5, 2010 registered direct offering mentioned above and proceeds of $104,000 received from the exercise of common stock options and employee stock purchases during the nine-month period offset, in part, by payments on our capital leases.

Funding Requirements
     We have incurred operating losses in all fiscal years except 2002, 2008, and 2009, and we had an accumulated deficit of $370,258,000 at September 30, 2011. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
     We had cash, cash equivalents, and investments of $19,081,000 at September 30, 2011. We believe that our existing cash, cash equivalents, and investments, together with the additional funds raised in the November 2011 financing, will be sufficient to fund our operations at least into the second quarter of 2013 based on our current operating plan. We will need to raise additional funds to operate our business beyond such time.
     During the third quarter of 2011, we re-assessed and prioritized our drug development programs. Based on this prioritization, we are focusing our internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases and advancing our GSO technology. In addition, we have discontinued further development of IMO-2125, which had been our lead drug candidate for the treatment of hepatitis C virus (HCV), and decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties. In July 2011, the FDA placed our proposed Phase 2 clinical trial of IMO-3100 in patients with psoriasis on clinical hold. We continue to communicate with the FDA regarding the clinical development of IMO-3100 in patients with psoriasis. Our goal is to initiate a clinical trial of IMO-3100 in 2012 to establish proof of concept.
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
Contractual Obligations
     During the nine months ended September 30, 2011, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report of Form 10-K for the year ended December 31, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Foreign currency exchange gains and losses may result from amounts received under our Merck KGaA collaboration agreement and payments under our clinical trial agreements that are denominated in Euros. As of September 30, 2011, we had net accrued obligations of €0.4 million, or $0.5 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.
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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2011, we had an accumulated deficit of $370.3 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2011, we incurred losses of $110.1 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.
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
     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash, cash equivalents, and investments of $19.1 million at September 30, 2011. We believe that our existing cash, cash equivalents, and investments, together with the funds raised in the November 2011 financing, will be sufficient to fund our operations at least into the second quarter of 2013 based on our current operating plan. We will need to raise additional funds in order to operate our business beyond such time.
     During the third quarter of 2011, we re-assessed and prioritized our drug development programs. Based on this prioritization, we are focusing our internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases and advancing our GSO technology. In addition, we have discontinued further development of IMO-2125, which had been our lead drug candidate for the treatment of hepatitis C virus (HCV), and decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties.
     In July 2011, the FDA placed our proposed Phase 2 clinical trial of IMO-3100 in patients with psoriasis on clinical hold. We continue to communicate with the FDA regarding the clinical development of IMO-3100 in patients with psoriasis. Our goal is to initiate a clinical trial of IMO-3100 in 2012 to establish proof of concept.
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
Risks Relating to Our Business, Strategy and Industry
We are depending heavily on the development of IMO-3100 and on our collaborative alliances. If we or our collaborators decide to terminate the development of any of our drug candidates, are unable to successfully develop and commercialize our drug candidates, or experience significant delays in doing so, our business will be materially harmed.

     We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidate for autoimmune and inflammatory diseases, IMO-3100. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-3100 and the other drug candidates being developed by our collaborators, including IMO-2055, which we have licensed to Merck KGaA for use in the treatment, cure and/or delay of the onset or progression of cancer in humans. Our efforts, and the efforts of our collaborators, to develop and commercialize these compounds are at an early stage and are subject to many challenges. Recently, we have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and our collaboration with respect to IMO-2055, including:
•	During the first half of 2011, we continued to conduct nonclinical studies of IMO-3100, which we commenced in the fourth quarter of 2010, in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed the proposed Phase 2 clinical trial on clinical hold.

•	In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 HCV patients based on preliminary observations in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. Histology analysis from the rodent study showed instances of atypical lymphocytic proliferation. No similar observations were made in the recently completed histology analysis from a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates.

•	In July 2011, Merck KGaA informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab (Erbitux(R)) in patients with first-line SCCHN and subsequent re-evaluation of its clinical development program, Merck KGaA determined that it will not conduct further clinical development of IMO-2055.
     During the third quarter of 2011, we re-assessed and prioritized our drug development programs. Based on this prioritization, we are focusing our internal development efforts on TLR-targeted compounds for autoimmune and inflammatory diseases and advancing our GSO technology. In addition, we have discontinued further development of IMO-2125, which had been our lead drug candidate for the treatment of hepatitis C virus (HCV), and decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties.
     We continue to communicate with the FDA regarding the clinical development of IMO-3100 in patients with psoriasis. Our goal is to initiate a clinical trial of IMO-3100 in 2012 to establish proof of concept. The outcome of our correspondence with FDA could negatively impact our ability or willingness to proceed with the further development and commercialization of IMO-3100. Additionally, our collaboration with Merck KGaA may be adversely affected by the increased incidence of neutropenia and electrolyte imbalances reported by Merck KGaA in its Phase 1 clinical trial of IMO-2055 combined with cisplatin and other anticancer drugs. We cannot be certain that Merck KGaA’s right to continued evaluation of follow-on TLR9 agonists will result in the development and commercialization of any TLR9 agonists under the collaboration.
     Even if we decide to proceed with the development of any of these drug candidates and are able to overcome these recent challenges, our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on several factors, including the following:
•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-3100 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	the ability to combine our drug candidates and the drug candidates being developed by our collaborators safely and successfully with other therapeutic agents;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimes;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.
If our clinical trials are unsuccessful, or if they are delayed or terminated, we may not be able to develop and commercialize our products.
     In order to obtain regulatory approvals for the commercial sale of our products, we are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. Clinical trials are lengthy, complex, and expensive processes with uncertain results. We may not be able to complete any clinical trial of a potential product within any specified time period. Moreover, clinical trials may not show our potential products to be both safe and efficacious. The FDA or other equivalent foreign regulatory agencies may not allow us to complete these trials or commence and complete any other clinical trials. For example, in July 2011, the FDA placed a clinical hold on a protocol we had submitted for a proposed Phase 2 clinical trial of IMO-3100 in patients with psoriasis.
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
     We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune and inflammatory diseases and cancer, and as vaccine adjuvants. We are also advancing our gene silencing oligonucleotide, or GSO, technology for potential application as research reagents and as therapeutic agents. For all of the disease areas in which we are developing potential therapies, there are many other companies, public and private, that are actively engaged in discovering, developing, and commercializing products and technologies that may compete with our technologies and drug candidates and technology, including TLR targeted compounds as well as non-TLR targeted therapies.
     Our principal competitors developing TLR-targeted compounds for autoimmune and inflammatory diseases include Dynavax Technologies Corporation, with its collaborator, GlaxoSmithKline plc. For our partnered programs, our principal competitors developing TLR-targeted compounds for cancer treatment include Pfizer, Inc., Anadys Pharmaceuticals, Inc., and VentiRx Pharmaceuticals. Merck’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, Cytos Biotechnology AG, and Celldex Therapeutics, Inc.

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
     Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our Chairman of the Board of Directors, President and Chief Executive Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and has led the discovery and development of our compounds targeted to TLRs. He is named as an inventor on over 400 patents and patent applications in countries around the world. Dr. Agrawal provides us with leadership for our management team and research and development activities. The loss of Dr. Agrawal’s services would be detrimental to our ongoing scientific progress and the execution of our business plan.
     We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2014, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.
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
     All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and currently two of our compounds, IMO-3100 and IMO-2055, are in clinical development. The FDA and other regulatory authorities may not approve any of our potential products for any indication.
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
     We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. During the third quarter of 2011, we re-assessed and prioritized our drug development programs and have decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties.
     Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of autoimmune and inflammatory diseases and cancer. We are also advancing our GSO technology for potential application as research reagents and as therapeutic agents. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

     We may have difficulty establishing additional collaboration alliances, particularly with respect to our TLR-targeted drug candidates and technology. Potential partners may note that one of our TLR collaborations, with Novartis, was terminated by Novartis, and that Merck KGaA has informed us that it has determined not to conduct further clinical development of IMO-2055 at this stage. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100, and our other TLR-targeted drug candidates, given our recent setbacks with respect to IMO-2125 and IMO-3100. We also face, and will continue to face, significant competition in seeking appropriate collaborators.
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
     As of October 15, 2011, we owned 78 U.S. patents and U.S. patent applications and 253 corresponding patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-2125, IMO-3100 and IMO-2055. With respect to IMO-2125, we have issued patents that cover the chemical composition of matter of IMO-2125 and methods of its use, with the earliest composition claims expiring in 2026. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023. With respect to IMO-4200, we have patent applications that cover the chemical composition of matter of IMO-4200 and methods of its use that, if issued, would expire at the earliest in 2027.
     As of October 15, 2011, we owned four U.S. patent applications and one worldwide patent application for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.
     In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of October 15, 2011, our antisense patent portfolio included 101 U.S. patents and patent applications and 160 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2012 to 2022.
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
     Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2012 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.
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
     We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection and our Phase 1 clinical trials of IMO-3100 in healthy subjects and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.
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

     Section 203 of the Delaware General Corporation Law and our certificate of incorporation, by-laws, and stockholder rights plan, which expires in December 2011, contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:
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
     Our stock price has been volatile. During the period from January 1, 2010 to October 15, 2011, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $1.00 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past three years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
We must meet the NASDAQ Global Market continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for our stockholders to trade our stock.
     Our common stock is currently listed on the NASDAQ Global Select Market and has recently traded as low as $1.00. We are required to meet specified financial requirements to maintain such listing, one of which is that we maintain a minimum closing price of at least $1.00 per share for our common stock. If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may be at risk of delisting. Upon receipt of a deficiency notice from NASDAQ we have 180 days to attempt to regain compliance, such as through a reverse stock split. If we do not regain compliance during this initial period, we may be eligible for an additional 180 day compliance period. To qualify, we would be required to transfer to the NASDAQ Capital Market, meet the listing requirements for that market (with the exception of the minimum closing price requirement) and present a plan to regain compliance with the $1.00 minimum closing price requirement. However, if it appears to the NASDAQ that we will not be able to cure the deficiency, or if we are otherwise not eligible, our common stock would be subject to delisting. While there is a right to appeal the NASDAQ’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing.
     There can be no assurance that we will meet the continued listing requirements for the NASDAQ Global Market, or that our common stock will not be delisted from the NASDAQ Global Market in the future. If our common stock is delisted from NASDAQ, it may be eligible to trade on the over-the-counter market, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if delisted from the NASDAQ Global Market, will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets. Delisting from NASDAQ, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.
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

IDERA PHARMACEUTICALS, INC.

Date: November 9, 2011	/s/ Sudhir Agrawal

Sudhir Agrawal
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Louis J. Arcudi, III

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