Form 10-Q
period 2012-03-31
IDERA PHARMACEUTICALS, INC.
filed 2012-05-09
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	27,637,728
Class	Outstanding as of April 30, 2012

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,689	$24,571
Prepaid expenses and other current assets	257	255

Total current assets	18,946	24,826
Property and equipment, net	375	458
Restricted cash	311	311

Total assets	$19,632	$25,595

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,043	$1,203
Accrued expenses	3,447	4,882

Total current liabilities	5,490	6,085
Warrant and other liabilities	2,650	1,565

Total liabilities	8,140	7,650
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Authorized, issued and outstanding — 1,124 shares at March 31, 2012 and December 31, 2011; Redemption amount $9,149; Liquidation preference $9,309	5,921	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares Issued and outstanding —27,638 and 27,637 shares at March 31, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	387,847	387,414
Accumulated deficit	(382,304)	(375,418)

Total stockholders’ equity	5,571	12,024

Total liabilities, redeemable preferred stock and stockholders’ equity	$19,632	$25,595

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Alliance revenue	$9	$8
Operating expenses:
Research and development	3,813	4,553
General and administrative	1,689	2,286

Total operating expenses	5,502	6,839

Loss from operations	(5,493)	(6,831)
Other income (expense):
Increase in fair value of warrant liability	(1,321)	—
Investment income, net	4	21
Foreign currency exchange loss	(76)	(35)

Net loss	(6,886)	(6,845)

Other comprehensive loss:
Decrease in unrealized gain on available-for-sale securities	—	(9)

Other comprehensive loss	—	(9)

Comprehensive loss	$(6,886)	$(6,854)

Net loss	$(6,886)	$(6,845)
Preferred stock dividends	160	—

Net loss applicable to common stockholders	$(7,046)	$(6,845)

Net loss per common share applicable to common stockholders (Note 10):
Basic	$(0.25)	$(0.25)

Diluted	$(0.25)	$(0.25)

Shares used in computing basic net loss per common share applicable to common stockholders	27,637	27,604

Shares used in computing diluted net loss per common share applicable to common stockholders	27,637	27,604

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net loss	$(6,886)	$(6,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	1	—
Non-employee stock option expense	4	6
Stock-based compensation	588	660
Increase in fair value of warrant liability	1,321	—
Issuance of common stock for services rendered	—	13
Amortization of investment premiums	—	29
Depreciation expense	83	128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2)	(179)
Accounts payable, accrued expenses, and other liabilities	(992)	(72)

Net cash used in operating activities	(5,883)	(6,260)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(1,025)
Proceeds from maturity of available-for-sale securities	—	11,385
Purchases of property and equipment	—	(18)

Net cash provided by investing activities	—	10,342

Cash Flows from Financing Activities:
Proceeds from employee stock purchases	1	23
Payments on capital lease	—	(4)

Net cash provided by financing activities	1	19

Net (decrease) increase in cash and cash equivalents	(5,882)	4,101
Cash and cash equivalents, beginning of period	24,571	17,008

Cash and cash equivalents, end of period	$18,689	$21,109

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA- based drug candidates. The Company is developing drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. The Company believes that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases. The Company is also evaluating gene silencing oligonucleotides, or GSOs, which inhibit the production of disease-associated proteins by targeting RNA. The Company believes that its GSO technology provides it with a platform from which drug candidates for diverse disease indications can be developed.

TLRs are specific receptors present in immune system cells. Using a chemistry-based approach, the Company has created synthetic DNA- and RNA-based compounds that are targeted to TLRs 3, 7, 8, and 9. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. Drug candidates are compounds that the Company is developing and that have not been approved for any commercial use.

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

At March 31, 2012, the Company had an accumulated deficit of $382.3 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.

The Company had cash and cash equivalents of $18.7 million at March 31, 2012. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations at least into the first quarter of 2013 based on the current operating plan, including the conduct of its ongoing Phase 2 clinical trial of IMO-3100 in psoriasis that it initiated in April 2012 and the planned submission of an IND for IMO-8400, which the Company expects to occur in the fourth quarter of 2012. The Company will need to raise additional funds in order to operate its business beyond such time. Additional financing may not be available to the Company when it needs it or may not be available on favorable terms.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 14, 2012.

(3) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2012 and December 31, 2011 consisted of cash and money market funds.

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

Effective January 1, 2012, the Company adopted, on a prospective basis, Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820)” (“ASU No. 2011-04”), which updates the existing fair value measurement guidance currently included in the Accounting Standards Codification to achieve common fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. ASU No. 2011-04 is generally consistent with the Company’s previous fair value measurement policies but includes additional disclosure requirements, particularly for assets and liabilities that require the use of Level 3 inputs to measure fair value. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial position or results of operations.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2012 and December 31, 2011 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Assets
Money market fund	$18,660	$18,660	$—	$—

Total assets	$18,660	$18,660	$—	$—

Liabilities
Warrant liability	$2,499	$—	$—	$2,499

Total liabilities	$2,499	$—	$—	$2,499

December 31, 2011
Assets
Money market fund	$24,532	$24,532	$—	$—

Total assets	$24,532	$24,532	$—	$—

Liabilities
Warrant liability	$1,178	$—	$—	$1,178

Total liabilities	$1,178	$—	$—	$1,178

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at March 31, 2012 or December 31, 2011, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D preferred stock in November 2011, the Company issued warrants which contained a provision for price protection in the event that the Company issues other equity securities at a price below $1.46 per share of common stock. Because of the potential adjustment to the warrant exercise price that could result from this provision, the warrants do not meet the criteria set forth in ASC 815-40 to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model as the result was not significantly different than the use of a lattice or binomial model because the price protection provision is subject to a floor of $1.46 per share and the initial exercise price is $1.63. The Company characterized this warrant liability as a level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

The warrants will be revalued at the end of each quarter using the Black-Scholes Model and the change in the fair value of the warrants will be recognized in the statement of comprehensive loss as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Common stock price	$1.73	$1.05
Expected warrant exercise price	$1.63	$1.46
Remaining term of warrant (years)	4.6	4.8
Expected volatility	61%	58%
Average risk free interest rate	0.9%	0.8%
Expected dividend yield	—	—
Expected percentage of warrants to be exercised	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The exercise price of the warrant was initially set at $1.63 and may be adjusted to as low as the $1.46 minimum exercise price per share for diluting effects such as if in specified circumstances the Company sells its common stock at a price below $1.46 per share. The Company used the $1.46 minimum exercise price as an assumption in computing the fair value of the warrant at December 31, 2011 because the Company’s common stock was trading below $1.46. The Company used the $1.63 maximum exercise price as an assumption in computing the fair value of the warrant at March 31, 2012 because the Company’s common stock was trading above $1.63 on March 31, 2012. The estimated remaining term of the warrant is readily determinable from the warrant agreement as it is the remaining contractual term. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the remaining term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the remaining term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

The Company expects that the closing price of its common stock will be the most significant input in determining the fair value of the warrants at the end of each quarter. The Company expects that fluctuations in the unobservable input assumptions, including the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield and the expected percentage of warrants to be exercised, will generally have less significant effects on the fair value of the warrants than the closing price of the Company’s common stock at the end of each quarter. For example, the Company expects 100% of the warrants to be exercised based on the assumption that future financings will dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation will not prevent the warrant holder from exercising all of the warrants during the term of the warrants. The Company does not expect that this assumption will change over the next few years given the Company’s reliance on equity financings to fund its research and development programs. The Company may change the expected percentage of warrants to be exercised assumption if the warrants remain unexercised and are out of the money with a remaining term of less than six months.

The fair value of the warrant liability increased from $1,178,000 at December 31, 2011 to $2,499,000 at March 31, 2012 primarily due to an increase in the price of the Company’s common stock. The increase in the fair value of the warrant liability resulted in the recognition of a $1,321,000 expense in other income (expense) for the three months ended March 31, 2012. The Company expects that the fair value of the warrant liability will vary significantly in the future resulting in material non-operating charges and credits in future periods.

(5) Property and Equipment

At March 31, 2012 and December 31, 2011, net property and equipment at cost consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Leasehold improvements	$525	$525
Laboratory equipment and other	2,864	2,898

Total property and equipment, at cost	3,389	3,423
Less: accumulated depreciation	3,014	2,965

Property and equipment, net	$375	$458

Depreciation expense was approximately $83,000 and $128,000 in the three months ended March 31, 2012 and 2011, respectively.

(6) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash for a security deposit. As of March 31, 2012, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(7) Change in Accumulated Balance of Component of Other Comprehensive Loss

Effective January 1, 2012, the Company adopted Accounting Standard Update No. 2011-05, “Comprehensive Income” (“ASU No. 2011-05”), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 is applied retroactively to all periods presented. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial position or results of operations.

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the three months ended March 31, 2011.

(In thousands)	Three months ended March 31, 2011
Accumulated unrealized gain on available-for-sale securities at beginning of period	$13
Decrease during the period	(9)

Accumulated unrealized gain on available-for-sale securities at end of period	$4

There was no accumulated unrealized gain or loss on available-for-sale securities during the first three months of 2012.

(8) Collaboration and License Agreements

(a) Collaboration and License Agreement with Merck KGaA

In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a

$40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time, and Merck KGaA agreed to reimburse costs for the Company’s IMO-2055 clinical trials for the period in which the Company continued to conduct the trials on behalf of Merck KGaA. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, and Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer, and responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines.

The Company recognized the $40.0 million upfront payment as revenue over the twenty-eight month term that ended in June 2010, which was the Company’s period of continuing involvement under the research collaboration. The Company has recognized a total of $12.1 million of milestone revenue related to the initiation of clinical trials of IMO-2055.

In November 2011, the Company and Merck KGaA entered into a termination agreement terminating the license agreement. Under the termination agreement:

•	the license agreement was terminated and the Company regained all rights for developing TLR9 agonists for the treatment of cancer, including all rights to IMO-2055 and any follow-on TLR9 agonists;

•	Merck KGaA agreed to continue to conduct the Phase 2 trial of IMO-2055 in combination with cetuximab that was then ongoing and other specified related activities;

•	Merck KGaA agreed to complete and analyze all clinical trials that Merck KGaA had initiated or for which Merck KGaA had assumed sponsorship and to finalize clinical study reports;

•	the Company gained rights to the data from the Phase 2 trial of IMO-2055 in combination with cetuximab, as well as to the data from the Phase 1 trials conducted in other cancer indications;

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.4 million at March 31, 2012) of Merck KGaA’s costs for the third party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities;

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million at March 31, 2012) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

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

The Company has recognized a total of $1.0 million of milestone revenue under the license and collaboration agreement, which related to the achievement of a preclinical milestone with one of its TLR9 agonists used as an adjuvant in cancer vaccines.

(9) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors in the financial statements based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Generally, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance based stock options to purchase a total of 697,500 shares of common stock to employees. Of this amount, options to purchase 174,375 shares will vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares will begin to vest over a three year service period upon the achievement of the same performance conditions. During the three months ended March 31, 2012 one of the specified performance conditions was achieved and options to purchase 87,189 shares began vesting in accordance with the terms of the performance based options. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $588,000 and $660,000 in its statements of comprehensive loss for the three months ended March 31, 2012 and 2011, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 37,500 shares of common stock granted to employees during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Average risk free interest rate	1.1%
Expected dividend yield	—
Expected lives (years)	5.8
Expected volatility	67.0%
Weighted average grant date fair value of options granted during the period (per share)	$0.69

Weighted average exercise price of options granted during the period (per share)	$1.15

The Company did not grant any stock options during the three months ended March 31, 2011. The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three months ended March 31, 2012 and 2011 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(10) Net Loss per Common Share Applicable to Common Stockholders

For the three months ended March 31, 2011, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 16,018,566 and 9,153,788 for the three months ended March 31, 2012 and 2011, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended March 31, 2012, net loss per common share applicable to common stockholders reflects $0.2 million in dividends payable on shares of our Series D redeemable convertible preferred stock that was issued in November 2011.

(11) Common Stock Issuances

During the three months ended March 31, 2012 and 2011, the Company issued 721 shares and 10,788 shares, respectively, of common stock in connection with stock option exercises and employee stock purchases, which resulted in total proceeds to the Company of $1,000 and $23,000, respectively.

(12) Related Party Transactions

The Company paid certain directors consulting fees of approximately $1,000 and $10,000 in the three months ended March 31, 2012 and 2011, respectively. The $1,000 paid in the 2012 period was associated with services performed in 2011.

(13) Subsequent Event

On April 12, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $10,000,000 from time to time through Cowen as its sales agent. Cowen may sell the Company’s common stock by methods deemed to be an “at-the-market” offering (the “Offering”), as defined under the Securities Act, including sales made directly on the NASDAQ Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. With the Company’s prior written approval, Cowen may also sell the Company’s common stock by any other method permitted by law, including in privately negotiated transactions.

Cowen has agreed to offer the common stock subject to the terms and conditions of the Sales Agreement on a daily basis or as otherwise agreed upon by the Company and Cowen. The Company will designate the maximum amount of common stock to be sold through Cowen on a daily basis or otherwise determine such maximum amount together with Cowen. Subject to the terms and conditions of the Sales Agreement, Cowen has agreed to use its commercially reasonable efforts to sell on the Company’s behalf all of the shares of common stock requested to be sold by the Company. The Company may instruct Cowen not to sell common stock if the sales cannot be effected at or above the price designated by the Company in any such instruction. The Company or Cowen may suspend the offering of the common stock being made through Cowen under the Sales Agreement upon proper notice to the other party. The Company and Cowen each have the right, by giving written notice as specified in the Sales Agreement, to terminate the sales agreement in each party’s sole discretion at any time.

The Sales Agreement provides that Cowen will be entitled to aggregate compensation for its services equal to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement. The Company has agreed in the Sales Agreement to provide indemnification and contribution to Cowen against certain liabilities, including liabilities under the Securities Act. In addition, the Company has agreed, under certain circumstances, to reimburse a portion of the expenses of Cowen in connection with the Offering up to a maximum of $50,000. The shares will be issued pursuant to the Company’s shelf registration statement on Form S–3 (File No. 333-169060).

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

We are focusing our internal development efforts on TLR-targeted clinical candidates for autoimmune and inflammatory diseases and on the advancement of our GSO technology platform. We currently are collaborating with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), which is referred to herein as Merck, for the use of agonists of TLRs 7, 8, and 9 as vaccine adjuvants for cancer, infectious diseases, and Alzheimer’s disease.

Autoimmune and Inflammatory Disease Program. We are developing IMO-3100, an antagonist of TLR7 and TLR9, for the treatment of psoriasis. We are conducting a Phase 2 clinical trial of IMO-3100 in adult patients with moderate to severe plaque psoriasis, which we initiated in the second quarter of 2012. In addition, we have selected IMO-8400, an antagonist of TLRs 7, 8, and 9, for development in the treatment of lupus. We are conducting nonclinical studies of IMO-8400 to support the submission of an Investigational New Drug Application, or IND, for IMO-8400. We expect to submit this IND to the United States Food and Drug Administration, or FDA, in the fourth quarter of 2012. We have evaluated IMO-3100 and IMO-8400 in preclinical models of several autoimmune diseases including psoriasis, lupus, rheumatoid arthritis, and multiple sclerosis. In these models, treatment with IMO-3100 or IMO-8400 was associated with improvement in a number of disease parameters.

Cancer Program. In November 2011, we reacquired rights to IMO-2055, an agonist of TLR9 in clinical development for the treatment of cancer, from Merck KGaA, Darmstadt, Germany, our former collaborator. We believe that IMO-2055 can be developed for use as an immune modifier in combination with targeted anticancer agents in certain cancer indications and intend to seek to enter into collaborations with pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

At the time we reacquired the rights from Merck KGaA, Merck KGaA was conducting three clinical trials of IMO-2055. As part of our agreement with Merck KGaA, Merck KGaA agreed to continue to conduct and complete the trials. In January 2012, we announced favorable data from a Phase 1b clinical trial of IMO-2055 being conducted by Merck KGaA in combination with erlotinib and bevacizumab in patients with advanced non-small cell lung cancer. Progression-free survival in the non-small cell lung cancer Phase 1b clinical trial was 5.6 months, with a median overall survival of 16 months. In April 2012, we received from Merck KGaA results from a Phase 1b clinical trial of IMO-2055 in combination with cetuximab and the chemotherapy regimen FOLFIRI being conducted by Merck KGaA in patients with advanced or metastatic colorectal cancer. The Phase 1b colorectal cancer trial was designed to determine a recommended dose level to be evaluated in a Phase 2 trial of IMO-2055 in combination with chemotherapy and cetuximab. In May 2012 we announced top-line results from a randomized Phase 2 clinical trial of IMO-2055 being conducted by Merck KGaA in combination with cetuximab in second-line patients with squamous cell carcinoma of the head and neck (SCCHN). The Phase 2 SCCHN trial did not meet its primary endpoint of improved progression-free survival following treatment with IMO-2055 in combination with cetuximab compared to treatment with cetuximab alone.

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

At March 31, 2012, we had an accumulated deficit of $382.3 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements. In 2012, we expect that our research and development expenses will be comparable to our research and development expenses in 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation and our Series D redeemable convertible preferred stock and related warrants. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and our Series D redeemable convertible preferred stock and related warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three months ended March 31, 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Alliance Revenue

Alliance revenue consisted of reimbursement by licensees of costs associated with patent maintenance, amounting to $9,000 and $8,000 in the three months ended March 31, 2012 and 2011, respectively.

We did not recognize any revenue under our collaboration with Merck KGaA, which terminated in November 2011, or our collaboration with Merck, in the three months ended March 31, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by $740,000, or 16%, from $4,553,000 for the three months ended March 31, 2011, to $3,813,000 for the three months ended March 31, 2012. In the following table, research and development expense is set forth in the following five categories which are discussed beneath the table:

	Three Months Ended March 31, (in thousands)		Percentage Increase
	2012	2011	(Decrease)
IMO-3100 external development expense	$239	$254	(6)%
IMO-2055 external development expense	2	—	—
IMO-2125 external development expense	125	1,231	(90)%
Other drug development expense	1,897	1,024	85%
Basic discovery expense	1,550	2,044	(24)%

	$3,813	$4,553	(16)%

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $7,671,000 in external development expenses from November 2009 through March 31, 2012, including costs associated with our clinical trials in healthy subjects we initiated in 2010, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

The decrease in IMO-3100 expenses in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily attributable to lower costs associated with nonclinical studies during the 2012 period and costs incurred during the 2011 period for the manufacture of IMO-3100 drug supply for the Phase 2 clinical trial we initiated in April 2012, partially offset by costs incurred in the 2012 period in connection with the preparation for our Phase 2 clinical trial of IMO-3100.

In the three months ended March 31, 2011, we completed the additional nonclinical toxicology studies and drug supply manufacturing activities for IMO-3100 that we had begun in 2010. In the three months ended March 31, 2012, we were preparing for the initiation of our ongoing Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis over a four-week treatment period.

The ongoing Phase 2 trial of IMO-3100 is a randomized, double-blind, and placebo-controlled study in patients with psoriasis. The trial is designed to evaluate the safety and markers of efficacy of IMO-3100 as a monotherapy. In the study, 45 patients with moderate to severe plaque psoriasis will receive IMO-3100 at 0.16 or 0.32 mg/kg or placebo (saline) by subcutaneous injection once weekly for four weeks. Assessments of safety will be performed throughout the treatment and follow-up periods. Psoriasis intensity will be monitored throughout the study. Skin biopsies of an active psoriasis plaque will be obtained prior to treatment and one week after the last treatment, and will be analyzed by immunohistologic staining for changes in epidermal thickness, immune cell infiltrates and cytokine expression. This trial is being conducted at multiple sites in the United States, and skin biopsies will be analyzed at a central laboratory. We expect to complete the Phase 2 study for IMO-3100 in patients with psoriasis during the first half of 2013.

IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2055 in 2003 and from 2003 through March 31, 2012 we incurred approximately $19,875,000 in external development expenses, including costs associated with our clinical trials, manufacturing, process development activities related to the production of IMO-2055, additional nonclinical toxicology studies, and the cost of regaining our rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines, under the termination agreement discussed below.

Under our collaboration with Merck KGaA, Merck KGaA was responsible for developing IMO-2055 for the treatment of cancer excluding vaccines. Merck KGaA refers to IMO-2055 as EMD 1201081. Prior to March 2010, we conducted clinical trials of IMO-2055 under the collaboration and Merck KGaA reimbursed us. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer and responsibility for all further clinical development of IMO-2055 in the treatment of cancer. As a result of Merck KGaA’s assumption of sponsorship of the trials, we did not incur significant expenses for IMO-2055 development during the three months ended March 31, 2011.

On November 30, 2011, we entered into an agreement to terminate our collaboration with Merck KGaA and to regain rights for developing TLR9 agonists for the treatment of cancer. In connection with the termination agreement, we agreed to reimburse Merck KGaA for up to €1,816,000 ($2,423,000 at March 31, 2012) of Merck KGaA’s costs for the third party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. We also agreed to pay to Merck KGaA one-time €1,000,000 ($1,334,000 at March 31, 2012) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 with any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country. We recorded, in research and development expense during the three months ended December 31, 2011, €1,816,000 ($2,423,000 at November 30, 2011) in installment payments which represents the cost of regaining our rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. Under the agreement, Merck KGaA agreed to continue to conduct the Phase 2 trial of IMO-2055 in combination with cetuximab and other specified related activities and to complete and analyze all clinical trials that Merck KGaA had initiated or for which Merck KGaA had assumed sponsorship and to finalize clinical study reports. As a result, we did not incur significant expenses for IMO-2055 development during the three months ended March 31, 2012. Any milestone payments will be recorded at the time that any milestones are achieved.

In January 2012, we announced favorable top-line data from a Phase 1b clinical trial of IMO-2055 in combination with erlotinib and bevacizumab in patients with advanced non-small cell lung cancer. In the trial, progression-free survival was 5.6 months, median overall survival was 16 months, and the disease control rate, which is the percentage of patients who experience a response of stable disease or better, was 79%. We expect to present the detailed data from this trial at a scientific conference.

In April 2012, we received from Merck KGaA results from a Phase 1b clinical trial of IMO-2055 in combination with cetuximab and the chemotherapy regimen FOLFIRI in patients with advanced or metastatic colorectal cancer. The primary objective of this study was to determine the recommended Phase 2 dose of IMO-2055 when combined with cetuximab and FOLFIRI. Fifteen patients were enrolled in the dose escalation portion of the study and received IMO-2055 at 0.16, 0.32, or 0.48 mg/kg/week in combination with weekly cetuximab and FOLFIRI once every two weeks. The combination of IMO-2055, cetuximab, and FOLFIRI was generally well tolerated, and 0.48 mg/kg/week was identified as the recommended Phase 2 dose of IMO-2055 in this setting.

In May 2012, we announced top-line results from a Phase 2 clinical trial conducted by Merck KGaA of IMO-2055 in combination with cetuximab in second-line cetuximab-naïve patients with recurrent or metastatic SCCHN who previously progressed on chemotherapy. In this study, 106 patients with SCCHN were randomized into two arms of 53 patients each. In one arm, patients were treated with IMO-2055 at a dose of 0.32 mg/kg given subcutaneously once weekly in combination with weekly cetuximab. In the other arm of the study, patients were treated with cetuximab alone. Crossover of the patients who progressed on cetuximab alone was permitted to the combination arm of IMO-2055 and cetuximab. The trial was conducted at multiple centers in Europe and the United States. The primary endpoint of the study was progression-free survival. Secondary outcome measures included overall response rate (by RECIST), disease control rate, overall survival, and safety and tolerability in subjects treated with IMO-2055 plus cetuximab compared to cetuximab alone. In the study, the combination of IMO-2055 and cetuximab did not meet the primary endpoint. The median progression-free survival based on investigator assessments was 2.9 months in both arms; based on independent radiology review it was 1.9 months in the cetuximab arm and 1.5 months in the combination arm. The hazard ratio in both evaluations was 1.1 with no statistical difference between the treatment arms. The relative dose intensity was 96% for IMO-2055 and 99% for cetuximab in the combination arm, and was 96% for cetuximab in the cetuximab-alone arm. We expect to present the detailed data from this trial at a scientific conference.

We intend to seek to enter into collaborations with pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and from May 2007 through March 31, 2012 we have incurred approximately $16,480,000 in external development, including costs associated with our clinical trials manufacturing, process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.

The decrease in IMO-2125 external development expenses in the three months ended March 31, 2012, as compared to the corresponding 2011 period, reflects our determination to discontinue further development of IMO-2125 in the treatment of chronic hepatitis C virus infection, or HCV, in the third quarter of 2011. IMO-2125 external development expenses during the first three months of 2011 included costs associated with preparation for the Phase 2 clinical trial of IMO-2125 we planned to initiate in the second quarter of 2011, conduct of additional nonclinical toxicology studies of IMO-2125 and costs associated with the two Phase 1 clinical trials for which we completed all patient activities prior to the end of 2010. IMO-2125 external development expenses during the first three months of 2012 were related primarily to costs associated with the completion of nonclinical studies and costs associated with the maintenance of the clinical drug supply. We expect that IMO-2125 external development expenses will be significantly lower in future periods.

Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Expenses associated with products in clinical development include costs associated with our Autoimmune Disease Scientific Advisory Board.

The increase in other drug development expenses in the three months ended March 31, 2012, as compared to the corresponding 2011 period, was primarily due to costs of preclinical studies and manufacturing activities to support the planned submission of an IND for IMO-8400 during the fourth quarter of 2012, and were partially offset by lower employee expenses in the first three months of 2012.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, TLR antisense, and GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in the three months ended March 31, 2012, as compared to the corresponding 2011 period, was primarily due to decreases in the cost of laboratory supplies and employee compensation.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without knowing the results of the ongoing Phase 2 clinical trial of IMO-3100, and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses decreased by $597,000, or 26%, from $2,286,000 in the three months ended March 31, 2011, to $1,689,000 in the three months ended March 31, 2012. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The decrease in general and administration expenses during the three months ended March 31, 2012, as compared to the corresponding 2011 period, was primarily due to lower legal costs associated with patent matters and lower employee compensation during the 2012 period.

Increase in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability reflecting the fair value of the warrants issued in our November 2011 financing. We determined the warrant to be a derivative instrument because it contains a specified anti-dilution provision that does not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40, “Derivatives and Hedging — Contracts in an Entity’s own Stock.” The warrant was classified as a liability, recorded at fair value as of the transaction date and is being marked to fair value through earnings each quarter. The fair value of the warrants increased from $1,178,000 at December 31, 2011 to $2,499,000 at March 31, 2012 primarily due to an increase in the market price of our common stock. The increase in the fair value of the warrant liability resulted in the recognition of a $1,321,000 non-operating expense in the three months ended March 31, 2012. We expect that the fair value of the warrant liability will vary significantly in the future resulting in material non-operating charges and credits in future periods.

Investment Income, net

Investment income, net, decreased by approximately $17,000, or 81%, from $21,000 in the three months ended March 31, 2011 to $4,000 in the three months ended March 31, 2012 because all of our invested funds were deposited in a money market fund which pays minimal interest.

Foreign Currency Exchange Loss

Our foreign currency exchange loss amounted to $76,000 in the three months ended March 31, 2012 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities associated with the cost of re-gaining the rights to our cancer program and our clinical trial obligations. Our foreign currency exchange loss amounted to $35,000 in the three months ended March 31, 2011 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities associated with our clinical trial obligations.

Preferred Stock Dividends

The $160,000 in preferred stock dividends in the three months ended March 31, 2012 consists of dividends payable on shares of our Series D preferred stock that we issued in November 2011.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $7,046,000 for the three months ended March 31, 2012, compared to $6,845,000 for the three months ended March 31, 2011. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2012, we incurred losses of $122,111,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $382,304,000 through March 31, 2012. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

Cowen Sales Agreement

On April 12, 2012, we entered into a sales agreement (the “sales agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $10,000,000 from time to time through Cowen as our sales agent. Cowen may sell our common stock by methods deemed to be an “at-the-market” offering (the “Offering”), as defined under the Securities Act, including sales made directly on the NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker other than on an exchange. With our prior written approval, Cowen may also sell our common stock by any other method permitted by law, including in privately negotiated transactions.

Cowen has agreed to offer the common stock subject to the terms and conditions of the sales agreement on a daily basis or as otherwise agreed upon by us and Cowen. We will designate the maximum amount of our common stock to be sold through Cowen on a daily basis or otherwise determine such maximum amount together with Cowen. Subject to the terms and conditions of the sales agreement, Cowen has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us. We may instruct Cowen not to sell common stock if the sales cannot be effected at or above the price designated by us in any such instruction. We or Cowen may suspend the offering of the common stock being made through Cowen under the sales agreement upon proper notice to the other party. We and Cowen each have the right, by giving written notice as specified in the sales agreement, to terminate the sales agreement in each party’s sole discretion at any time.

The sales agreement provides that Cowen will be entitled to aggregate compensation for its services equal to 3.0% of the gross sales price per share of all shares sold through Cowen under the sales agreement. We have no obligation to sell any shares under the sales agreement. We have agreed in the sales agreement to provide indemnification and contribution to Cowen against certain liabilities, including liabilities under the Securities Act. In addition, we have agreed, under certain circumstances, to reimburse a portion of the expenses of Cowen in connection with the Offering up to a maximum of $50,000. The shares will be issued pursuant to our shelf registration statement on Form S–3 (File No. 333-169060).

Series D Preferred Stock and Warrant Financing

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

Cash Flows

Three Months Ended March 31, 2012

As of March 31, 2012, we had approximately $18,689,000 in cash and cash equivalents, a net decrease of approximately $5,882,000 from December 31, 2011. Net cash used in operating activities totaled $5,883,000 during the three months ended March 31, 2012, reflecting our $6,886,000 net loss for the three months ended March, 31, 2012, as adjusted for non-cash expenses, including the increase in the warrant liability, stock-based compensation, depreciation expense and amortization. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities. The net cash provided by financing activities totaled $1,000 during the three months ended March 31, 2012 representing the proceeds received from employee stock purchases under our employee stock purchase plan. We had no cash provided by investing activities during the three months ended March 31, 2012.

Three Months Ended March 31, 2011

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $382,304,000 at March 31, 2012. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We had cash and cash equivalents of $18,689,000 at March 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the first quarter of 2013 based on our current operating plan, including the conduct of our ongoing Phase 2 clinical trial of IMO-3100 in psoriasis that we initiated in April 2012 and the planned submission of an IND for IMO-8400, which we expect to occur in the fourth quarter of 2012. We will need to raise additional funds in order to operate our business beyond such time.

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

Contractual Obligations

During the three months ended March 31, 2012, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of March 31, 2012, we had net accrued obligations of €1.8 million, or $2.4 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At March 31, 2012, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2012, we had an accumulated deficit of $382.3 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2012, we incurred losses of $122.1 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

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

We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash and cash equivalents of $18.7 million at March 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the first quarter of 2013 based on our current operating plan. We will need to raise additional funds in order to operate our business beyond such time. If we proceed with the clinical development of IMO-3100 beyond the ongoing Phase 2 trial, or IMO-8400 beyond the planned IND submission, or of any of our other compounds, we expect that the period of time that our current resources would be able to fund our operations could be significantly reduced.

We expect to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain additional funding are:

•

the results of our clinical and preclinical development programs, including the results of the ongoing Phase 2 trial of IMO-3100, the recently announced results of the Phase 2 trial of IMO-2055 and the results of IND-enabling studies of IMO-8400;

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

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of IMO-3100 and IMO-8400, and on our collaborative alliance with Merck. If we or our collaborator decides to terminate the development of any of our drug candidates, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates, IMO-3100 and IMO-2055, and our preclinical lead drug candidate IMO-8400. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-3100, IMO-8400, and the drug candidates being developed under our collaboration with Merck. Our efforts, and the efforts of Merck, to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125 and IMO-2055, including:

•

During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted.

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

•

In July 2011, Merck KGaA informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab in patients with first-line SCCHN and subsequent re-evaluation of its clinical development program, Merck KGaA had determined that it would not conduct further clinical development of IMO-2055. In November 2011, we and Merck KGaA entered into a termination agreement terminating our collaboration and we reacquired the rights to IMO-2055 for the treatment of cancer. In May 2012, we announced that in the Phase 2 trial of IMO-2055 in combination with cetuximab in patients with second-line SCCHN, the combination of IMO-2055 and cetuximab did not meet the primary endpoint of the trial.

In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated the four-week Phase 2 clinical trial in the second quarter of 2012. The outcome of this trial could negatively impact our ability or willingness to proceed with the further development and commercialization of IMO-3100, or our ability to license such compound to a third party. Moreover, with respect to IMO-3100, we cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

We intend to seek to enter into collaborations with pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer. The results of the Phase 2 trial could negatively impact our ability to license such compound to a third party.

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

We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. During the third quarter of 2011, we decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through partnerships with third parties. In the second quarter of 2012 we decided to advance IMO-2055 only through partnerships with third parties.

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

We may have difficulty establishing additional collaboration alliances, particularly with respect to our TLR-targeted drug candidates and technology. Potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100, IMO-2055, and our other TLR-targeted drug candidates, given our recent setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of March 31, 2012, we owned 74 U.S. patents and U.S. patent applications and 251 corresponding patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-2055, and IMO-8400. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023. With respect to IMO-8400, we have patent applications that cover the chemical composition of matter of IMO-8400 and methods of its use that, if issued, would expire at the earliest in 2031.

As of March 31, 2012, we owned four U.S. patent applications and three worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of March 31, 2012, our antisense patent portfolio included 97 U.S. patents and patent applications and 164 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2012 to 2022.

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

Our stock price has been volatile. During the period from January 1, 2010 to April 15, 2012, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $0.97 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past three years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We must meet the NASDAQ Global Market continued listing requirements or we risk delisting, which could result in a decrease in our stock price and make it harder for us to sell securities in a financing and for our stockholders to trade our stock.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain our listing, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing price of at least $1.00 per share for our common stock and that we maintain a minimum stockholders’ equity of $10,000,000 or a minimum aggregate market value for our common stock of $50,000,000.

As of March 31, 2012, our stockholders’ equity was less than $10,000,000 and as of May 3, 2012, the aggregate market value for our common stock was $32,336,000. As a result, we expect to receive a written notice from the Listing Qualifications Staff of the NASDAQ Stock Market that we are no longer in compliance with the requirements for continued listing. This notice would not result in the immediate delisting of our common stock from the NASDAQ Global Market, but instead would give us 45 calendar days from the date of the notice to submit a plan to regain compliance with one of these continued listing requirements. If the plan is accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the notice for us to provide evidence of compliance.

In addition, our common stock traded as low as $0.95 per share during the fourth quarter of 2011 and had a closing price of $1.17 per share on May 3, 2012. If we fail to maintain the $1.00 minimum closing price for 30 consecutive business days, we may also be at risk of delisting. Upon receipt of a deficiency notice from NASDAQ we have 180 days to attempt to regain compliance, such as through a reverse stock split. If we do not regain compliance during this initial period, we may be eligible for an additional 180 day compliance period. To qualify, we would be required to transfer to the NASDAQ Capital Market, meet the listing requirements for that market (with the exception of the minimum closing price requirement) and present a plan to regain compliance with the $1.00 minimum closing price requirement.

In either case, if it appears to the NASDAQ that we will not be able to cure the deficiency, or if we are otherwise not eligible, our common stock would be subject to delisting. While there is a right to appeal the NASDAQ’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing.

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

IDERA PHARMACEUTICALS, INC.

Date: May 9, 2012	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	/s/ Louis J. Arcudi, III
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