Form 10-Q
period 2012-06-30
IDERA PHARMACEUTICALS, INC.
filed 2012-08-09
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	27,639,850
Class	Outstanding as of July 17, 2012

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,227	$24,571
Prepaid expenses and other current assets	245	255

Total current assets	13,472	24,826
Property and equipment, net	323	458
Restricted cash	311	311

Total assets	$14,106	$25,595

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$1,203
Accrued expenses	2,515	4,882

Total current liabilities	4,812	6,085
Warrant and other liabilities	1,316	1,565

Total liabilities	6,128	7,650
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Authorized, issued and outstanding — 1,124 shares; Redemption amount $9,149; Liquidation preference $9,309	5,921	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 and 70,000 shares at June 30, 2012 and December 31, 2011, respectively Issued and outstanding — 27,639 and 27,637 shares at June 30, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	388,220	387,414
Accumulated deficit	(386,191)	(375,418)

Total stockholders’ equity	2,057	12,024

Total liabilities, redeemable preferred stock and stockholders’ equity	$14,106	$25,595

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Alliance revenue	$28	$33	$37	$41
Operating expenses:
Research and development	3,504	4,142	7,317	8,695
General and administrative	1,848	2,166	3,537	4,452

Total operating expenses	5,352	6,308	10,854	13,147

Loss from operations	(5,324)	(6,275)	(10,817)	(13,106)
Other income (expense):
Decrease (increase) in fair value of warrant liability	1,318	—	(3)	—
Investment income, net	2	5	6	26
Foreign currency exchange gain (loss)	117	(12)	41	(47)

Net loss	(3,887)	(6,282)	(10,773)	(13,127)
Preferred stock dividends	160	—	320	—

Net loss applicable to common stockholders	$(4,047)	$(6,282)	$(11,093)	$(13,127)

Net loss per common share applicable to common stockholders (Note 10):
Basic	$(0.15)	$(0.23)	$(0.40)	$(0.48)

Diluted	$(0.15)	$(0.23)	$(0.40)	$(0.48)

Shares used in computing net loss per common share applicable to common stockholders:
Basic	27,638	27,619	27,638	27,612

Diluted	27,638	27,619	27,638	27,612

Net loss	$(3,887)	$(6,282)	$(10,773)	$(13,127)
Other comprehensive loss:
Decrease in unrealized gain on available-for-sale securities	—	(4)	—	(13)

Other comprehensive loss	—	(4)	—	(13)

Comprehensive loss	$(3,887)	$(6,286)	$(10,773)	$(13,140)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net loss	$(10,773)	$(13,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	1	1
Non-employee stock option expense	1	6
Stock-based compensation	1,123	1,439
Increase in fair value of warrant liability	3	—
Issuance of common stock for services rendered	—	25
Amortization of investment premiums	—	46
Depreciation expense	150	253
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	58
Accounts payable, accrued expenses, and other liabilities	(1,597)	107

Net cash used in operating activities	(11,082)	(11,192)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(1,025)
Proceeds from maturity of available-for-sale securities	—	16,585
Decrease in restricted cash	—	102
Purchases of property and equipment	—	(21)

Net cash provided by investing activities	—	15,641

Cash Flows from Financing Activities:
Dividends paid	(263)	—
Proceeds from employee stock purchases	2	43
Payments on capital lease	(1)	(8)

Net cash (used in) provided by financing activities	(262)	35

Net (decrease) increase in cash and cash equivalents	(11,344)	4,484
Cash and cash equivalents, beginning of period	24,571	17,008

Cash and cash equivalents, end of period	$13,227	$21,492

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

The Company is focusing its internal development efforts on IMO-3100 and IMO-8400, its two TLR-targeted candidates for autoimmune and inflammatory diseases, and on its GSO technology platform. The Company also is collaborating with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), which is referred to herein as Merck, for the use of agonists of TLRs 7, 8, and 9 as vaccine adjuvants for cancer, infectious diseases, and Alzheimer’s disease. The Company is seeking to enter into collaborative alliances with pharmaceutical companies to advance its TLR-targeted programs in oncology, infectious diseases, respiratory diseases and the use of TLR3 agonists as vaccine adjuvants, as well as applications of its GSO technology platform.

At June 30, 2012, the Company had an accumulated deficit of $386,191,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.

The Company had cash and cash equivalents of $13,227,000 at June 30, 2012. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations at least into the first quarter of 2013 based on the current operating plan, including the conduct of its ongoing Phase 2 clinical trial of IMO-3100 in psoriasis that it initiated in April 2012 and the planned submission of an IND for IMO-8400, which the Company expects to occur in the fourth quarter of 2012. The Company will need to raise additional funds in order to operate its business beyond such time. Additional financing may not be available to the Company when it needs it or may not be available on favorable terms.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 14, 2012.

(3) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2012 and December 31, 2011 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2012 and December 31, 2011 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Assets
Money market fund	$10,808	$10,808	$—	$—

Total assets	$10,808	$10,808	$—	$—

Liabilities
Warrant liability	$1,181	$—	$—	$1,181

Total liabilities	$1,181	$—	$—	$1,181

December 31, 2011
Assets
Money market fund	$24,532	$24,532	$—	$—

Total assets	$24,532	$24,532	$—	$—

Liabilities
Warrant liability	$1,178	$—	$—	$1,178

Total liabilities	$1,178	$—	$—	$1,178

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at June 30, 2012 or December 31, 2011, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D preferred stock in November 2011, the Company issued warrants which contained a provision for price protection in the event that the Company issues other equity securities at a price below $1.46 per share of common stock. Because of the potential adjustment to the warrant exercise price that could result from this provision, the warrants do not meet the criteria set forth in Accounting Standards Codification 815-40 to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model as the result was not significantly different than the use of a lattice or binomial model because the price protection provision is subject to a floor of $1.46 per share and the initial exercise price is $1.63. The Company characterized this warrant liability as a level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

The warrants will be revalued at the end of each quarter using the Black-Scholes Model and the change in the fair value of the warrants will be recognized in the statement of comprehensive loss as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of June 30, 2012 and December 31, 2011:

	June 30, 2012	March 31, 2012	December 31, 2011
Common stock price	$1.06	$1.73	$1.05
Expected warrant exercise price	$1.46	$1.63	$1.46
Remaining term of warrant (years)	4.4	4.6	4.8
Expected volatility	61%	61%	58%
Average risk free interest rate	0.6%	0.9%	0.8%
Expected dividend yield	—	—	—
Expected percentage of warrants to be exercised	100%	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The exercise price of the warrant was initially set at $1.63 and may be adjusted to as low as the $1.46 minimum exercise price per share for diluting effects such as if in specified circumstances the Company sells its common stock at a price below $1.46 per share. The Company used the $1.46 minimum exercise price as an assumption in computing the fair value of the warrant at June 30, 2012 and December 31, 2011 because the Company’s common stock was trading below the $1.63 maximum exercise price as of such dates. The estimated remaining term of the warrant is readily determinable from the warrant agreement as it is the remaining contractual term. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the remaining term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the remaining term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

The Company expects that the closing price and expected volatility of its common stock will be the most significant inputs in determining the fair value of the warrants at the end of each quarter. The Company expects that fluctuations in the other unobservable input assumptions, including the expected warrant exercise price, the expected dividend yield and the expected percentage of warrants to be exercised, will generally have less significant effects on the fair value of the warrants than the closing price of the Company’s common stock at the end of each quarter. For example, the Company expects 100% of the warrants to be exercised based on the assumption that future financings will dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation will not prevent the warrant holder from exercising all of the warrants during the term of the warrants. The Company does not expect that this assumption will change over the next few years given the Company’s reliance on equity financings to fund its research and development programs. The Company may change the expected percentage of warrants to be exercised assumption if the warrants remain unexercised and are out of the money with a remaining term of less than six months.

Changes in the warrant liability from December 31, 2011 to June 30, 2012 were as follows:

(In thousands)	Fair Value of Warrant Liability

Balance, December 31, 2011	$1,178

Increase (decrease) in fair value:
Three months ended March 31, 2012	1,321
Three months ended June 30, 2012	(1,318)

Six months ended June 30, 2012	3

Balance, June 30, 2012	$1,181

The fair value of the warrants decreased from $2,499,000 at March 31, 2012 to $1,181,000 at June 30, 2012 primarily due to a decrease in the market price of the Company’s common stock resulting in the recognition of $1,318,000 in non-operating income during the three months ended June 30, 2012. The fair value of the warrants increased from $1,178,000 at December 31, 2011 to $1,181,000 at June 30, 2012 primarily due to increases in the expected volatility and market price of the Company’s common stock resulting in the recognition of $3,000 of non-operating expense during the six months ended June 30, 2012. The Company expects that the fair value of the warrants will vary significantly in the future resulting in material non-operating charges and credits in some periods.

(5) Property and Equipment

At June 30, 2012 and December 31, 2011, net property and equipment at cost consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Leasehold improvements	$525	$525
Laboratory equipment and other	2,859	2,898

Total property and equipment, at cost	3,384	3,423
Less: accumulated depreciation	(3,061)	(2,965)

Property and equipment, net	$323	$458

Depreciation expense was approximately $67,000 and $125,000 in the three months ended June 30, 2012 and 2011, respectively, and approximately $150,000 and $253,000 in the six months ended June 30, 2012 and 2011, respectively.

(6) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash for a security deposit. As of June 30, 2012, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

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

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the three and six months ended June 30, 2011:

	Period ended June 30, 2011
(In thousands)	Three months	Six months
Accumulated unrealized gain on available-for-sale securities at beginning of period	$4	$13

Decrease during the period	(4)	(13)

Accumulated unrealized gain on available-for-sale securities at end of period	$—	$—

There was no accumulated unrealized gain or loss on available-for-sale securities during the first six months of 2012.

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.3 million using a June 30, 2012 exchange rate) of Merck KGaA’s costs for the third party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities;

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a June 30, 2012 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense in its Statement of Operations for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of June 30, 2012, €1.3 million ($1.7 million using a June 30, 2012 exchange rate) remained payable under the termination agreement.

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

(9) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors in the financial statements based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Generally, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance based stock options to purchase a total of 697,500 shares of common stock to employees. Of this amount, options to purchase 174,375 shares will vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares will begin to vest over a three year service period upon the achievement of the same performance conditions. During the six months ended June 30, 2012 one of the specified performance conditions was achieved and options to purchase 87,189 shares began vesting in accordance with the terms of the performance based options. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $535,000 and $779,000 in its statements of comprehensive loss for the three months ended June 30, 2012 and 2011, respectively, and $1,123,000 and $1,439,000 in its statements of comprehensive loss for the six months ended June 30, 2012 and 2011, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 157,500 and 160,750 shares of common stock granted to employees and directors during the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011
Average risk free interest rate	0.9%	3.0%
Expected dividend yield	—	—
Expected lives (years)	5.6	9.7
Expected volatility	63.0%	62.0%
Weighted average grant date fair value of options granted during the period (per share)	$0.54	$1.55
Weighted average exercise price of options granted during the period (per share)	$0.97	$2.18

The expected lives and the expected volatility of the options are based on historical experience. All options granted during the six months ended June 30, 2012 and 2011 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(10) Net Loss per Common Share Applicable to Common Stockholders

For the three and six months ended June 30, 2012 and 2011, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 16,094,472 and 9,180,339 for the six months ended June 30, 2012 and 2011, respectively, and consist of stock options, preferred stock and warrants.

For the three and six months ended June 30, 2012, net loss per common share applicable to common stockholders reflects $160,000 and $320,000, respectively, in dividends payable on shares of our Series D redeemable convertible preferred stock that were issued in November 2011.

(11) Common Stock Issuances

(a) Cowen Sales Agreement

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

The Company has not sold any shares under the Sales Agreement as of June 30, 2012.

(b) Employee Stock Purchases

During the six months ended June 30, 2012 and 2011, the Company issued 1,627 shares and 20,364 shares, respectively, of common stock in connection with employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan, which resulted in total proceeds to the Company of $2,000 and $43,000, respectively.

(12) Related Party Transactions

The Company paid certain directors consulting fees of approximately $8,000 in the three months ended June 30, 2011 and $1,000 and $18,000 in the six months ended June 30, 2012 and 2011, respectively. The $1,000 paid in the 2012 period was associated with services performed in 2011. The Company did not pay consulting fees to directors during the three months ended June 30, 2012. The Company issued 9,225 shares of common stock in lieu of Director board and committee fees of approximately $25,000 during the six months ended June 30, 2011. The Company did not issue common stock in lieu of Director board and committee fees during the six months ended June 30, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are focusing our internal development efforts on IMO-3100 and IMO-8400, our two TLR-targeted candidates for autoimmune and inflammatory diseases, and on our GSO technology platform. We are also collaborating with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), which is referred to herein as Merck, for the use of agonists of TLRs 7, 8, and 9 as vaccine adjuvants for cancer, infectious diseases, and Alzheimer’s disease. We are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in oncology, infectious diseases, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants, as well as applications of our GSO technology platform.

Autoimmune and Inflammatory Disease Program. We are developing IMO-3100, an antagonist of TLR7 and TLR9, for the treatment of psoriasis. We are conducting a Phase 2 clinical trial of IMO-3100 in adult patients with moderate to severe plaque psoriasis, which we initiated in the second quarter of 2012. We anticipate that we will have interim data in the Phase 2 study of IMO-3100 in patients with psoriasis by the end of 2012 and complete top-line data during the first quarter of 2013. In addition, we have selected IMO-8400, an antagonist of TLRs 7, 8, and 9, for development in the treatment of lupus. We are conducting nonclinical studies of IMO-8400 to support the submission of an Investigational New Drug application, or IND, for IMO-8400. We expect to submit this IND to the United States Food and Drug Administration, or FDA, in the fourth quarter of 2012. We have evaluated IMO-3100 and IMO-8400 in preclinical models of several autoimmune diseases including psoriasis, lupus, rheumatoid arthritis, and multiple sclerosis. In these models, treatment with IMO-3100 or IMO-8400 was associated with improvement in a number of disease parameters. We do not plan to conduct any clinical development of IMO-3100 or IMO-8400 beyond the ongoing Phase 2 trial of IMO-3100 unless and until we raise additional funding to support such activities.

Vaccine Adjuvant Collaboration. In January 2012, we announced that Merck had selected several novel agonists of TLR7, TLR8 or TLR9 for evaluation and use as vaccine adjuvant candidates in the fields of cancer, infectious diseases, and Alzheimer’s disease.

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

Gene Silencing Oligonucleotide Technology Platform. Our GSOs are single-stranded RNA or DNA constructs that are complementary to targeted mRNA sequences of therapeutic interest. In preclinical studies, our GSOs have inhibited in vivo gene expression without requiring a delivery enhancement technology. We are seeking to enter into collaborations with pharmaceutical companies to advance applications of our GSO technology platform.

Additional Programs. In addition to our collaboration with Merck, our TLR programs in autoimmune and inflammatory diseases and cancer, and our GSO technology, we have identified TLR drug candidates for applications in the treatment of infectious diseases, respiratory diseases and hematological malignancies, and we have created TLR3 agonists for use as vaccine adjuvants. We are seeking to enter into collaborations with pharmaceutical companies to advance these additional applications.

At June 30, 2012, we had an accumulated deficit of $386.2 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements. In 2012, we expect that our research and development expenses will be lower than our research and development expenses in 2011.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and our Series D redeemable convertible preferred stock and related warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the six months ended June 30, 2012.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 and 2011

Alliance Revenue

Alliance revenue consisted of reimbursement by licensees of costs associated with patent maintenance, amounting to $28,000 and $33,000 in the three months ended June 30, 2012 and 2011, respectively, and $37,000 and $41,000 in the six months ended June 30, 2012 and 2011, respectively. We did not recognize any collaboration revenue in the three and six months ended June 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by $638,000, or 15%, from $4,142,000 for the three months ended June 30, 2011, to $3,504,000 for the three months ended June 30, 2012 and decreased by $1,378,000 or 16% from $8,695,000 for the six months ended June 30, 2011 to $7,317,000 for the six months ended June 30, 2012. In the following table, research and development expense is set forth in the following five categories which are discussed beneath the table:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
IMO-3100 external development expense	$809	$826	(2)%	$1,048	$1,080	(3)%
IMO-2055 external development expense	2	3	(33)%	4	4	—%
IMO-2125 external development expense	26	536	(95)%	151	1,767	(91)%
Other drug development expense	1,287	1,066	21%	3,184	2,089	52%
Basic discovery expense	1,380	1,711	(19)%	2,930	3,755	(22)%

	$3,504	$4,142	(15)%	$7,317	$8,695	(16)%

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $8,480,000 in external development expenses from November 2009 through June 30, 2012, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

The decreases in IMO-3100 expenses in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, were primarily attributable to lower costs associated with nonclinical studies during the 2012 periods, costs incurred during the first quarter of 2011 for the manufacture of IMO-3100 drug supply, other costs incurred in the 2011 periods in preparation for a planned Phase 2 clinical trial and costs incurred in the 2011 periods in connection with data analysis of the Phase 1 clinical trials of IMO-3100 that we had conducted. These decreases were partially offset by costs incurred in the 2012 periods in connection with the preparation for and conduct of our ongoing Phase 2 clinical trial of IMO-3100 that we initiated in April 2012.

The ongoing Phase 2 trial of IMO-3100 is a randomized, double-blind, and placebo-controlled study in patients with psoriasis. The trial is designed to evaluate the safety and markers of efficacy of IMO-3100 as a monotherapy. Under the study protocol, 45 patients with moderate to severe plaque psoriasis will receive IMO-3100 at 0.16 or 0.32 mg/kg or placebo (saline) by subcutaneous injection once weekly for four weeks. Assessments of safety will be performed throughout the treatment and follow-up periods. Psoriasis intensity will be monitored throughout the study. Skin biopsies of an active psoriasis plaque will be obtained prior to treatment and one week after the last treatment, and will be analyzed by immunohistologic staining for changes in epidermal thickness, immune cell infiltrates and cytokine expression. This trial is being conducted at multiple sites in the United States, and skin biopsies will be analyzed at a central laboratory. We anticipate that we will have interim data from the Phase 2 study by the end of 2012 and complete top-line data during the first quarter of 2013.

IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2055 in 2003 and from 2003 through June 30, 2012 we incurred approximately $19,878,000 in external development expenses, including costs associated with our clinical trials, manufacturing, process development activities related to the production of IMO-2055, additional nonclinical toxicology studies, and the cost of regaining our rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines, under the termination agreement discussed below.

Under our collaboration with Merck KGaA, Merck KGaA was responsible for developing IMO-2055 for the treatment of cancer excluding vaccines. Merck KGaA refers to IMO-2055 as EMD 1201081. From December 2007 to March 2010, we conducted clinical trials of IMO-2055 under the collaboration and Merck KGaA reimbursed us. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer and responsibility for all further clinical development of IMO-2055 in the treatment of cancer. As a result of Merck KGaA’s assumption of sponsorship of the trials, we did not incur significant expenses for IMO-2055 development during the three and six months ended June 30, 2011.

On November 30, 2011, we entered into an agreement to terminate our collaboration with Merck KGaA and to regain rights for developing TLR9 agonists for the treatment of cancer. In connection with the termination agreement, we agreed to reimburse Merck KGaA for up to €1,816,000 ($2,284,000 using a June 30, 2012 exchange rate) of Merck KGaA’s costs for the third party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. We also agreed to pay to Merck KGaA one-time €1,000,000 ($1,258,000 using a June 30, 2012 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 with any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country. We recorded, in research and development expense during the three months ended December 31, 2011, €1,816,000 ($2,423,000 using a November 30, 2011 exchange rate) in installment payments which represents the cost of regaining our rights to IMO-2055 and our follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. Under the agreement, Merck KGaA agreed to continue to conduct the Phase 2 trial of IMO-2055 in combination with cetuximab and other specified related activities and to complete and analyze all clinical trials that Merck KGaA had initiated or for which Merck KGaA had assumed sponsorship and to finalize clinical study reports. As a result, we did not incur significant expenses for IMO-2055 development during the three and six months ended June 30, 2012. Any milestone payments will be recorded at the time that any milestones are achieved.

In January 2012, we announced favorable top-line data from a Phase 1b clinical trial of IMO-2055 in combination with erlotinib and bevacizumab in patients with advanced non-small cell lung cancer. In the trial, progression-free survival was 5.6 months, median overall survival was 16 months, and the disease control rate, which is the percentage of patients who experience a response of stable disease or better, was 79%. Data from this trial were reported in an abstract included in the 2012 American Society of Clinical Oncology Annual Meeting.

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

In May 2012, we announced top-line results from a Phase 2 clinical trial conducted by Merck KGaA of IMO-2055 in combination with cetuximab in second-line cetuximab-naïve patients with recurrent or metastatic squamous cell carcinoma of the head and neck, or SCCHN, who previously progressed on chemotherapy. In this study, 106 patients with SCCHN were randomized into two arms of 53 patients each. In one arm, patients were treated with IMO-2055 at a dose of 0.32 mg/kg given subcutaneously once weekly in combination with weekly cetuximab. In the other arm of the study, patients were treated with cetuximab alone. Crossover of the patients who progressed on cetuximab alone was permitted to the combination arm of IMO-2055 and cetuximab. The trial was conducted at multiple centers in Europe and the United States. The primary endpoint of the study was progression-free survival. Secondary outcome measures included overall response rate (by RECIST), disease control rate, overall survival, and safety and tolerability in subjects treated with IMO-2055 plus cetuximab compared to cetuximab alone. In the study, the combination of IMO-2055 and cetuximab did not meet the primary endpoint. The median progression-free survival based on investigator assessments was 2.9 months in both arms; based on independent radiology review it was 1.9 months in the cetuximab arm and 1.5 months in the combination arm. The hazard ratio in both evaluations was 1.1 with no statistical difference between the treatment arms. The relative dose intensity was 96% for IMO-2055 and 99% for cetuximab in the combination arm, and was 96% for cetuximab in the cetuximab-alone arm. We expect to present the detailed data from this trial at a scientific conference.

We intend to seek to enter into a collaboration with one or more pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and from May 2007 through June 30, 2012 we incurred approximately $16,506,000 in external development, including costs associated with our clinical trials manufacturing, process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.

The decreases in IMO-2125 external development expenses in the three and six months ended June 30, 2012, as compared to the corresponding 2011 periods, reflect our determination to discontinue further development of IMO-2125 in the treatment of chronic hepatitis C virus infection, or HCV, in the third quarter of 2011. IMO-2125 external development expenses during the three and six months ended June 30, 2011 included costs associated with preparation for the Phase 2 clinical trial of IMO-2125 we planned to initiate in the second quarter of 2011, conduct of additional nonclinical toxicology studies of IMO-2125 and costs associated with the two Phase 1 clinical trials for which we completed all patient activities prior to the end of 2010. IMO-2125 external development expenses during the first three and six months of 2012 were related primarily to costs associated with the completion of nonclinical studies and costs associated with the maintenance of the clinical drug supply. We expect that IMO-2125 external development expenses will be lower in future periods.

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

The increases in other drug development expenses in the three and six months ended June 30, 2012, as compared to the corresponding 2011 periods, were primarily due to costs of preclinical studies and manufacturing activities to support the planned submission of an IND for IMO-8400 during the fourth quarter of 2012, and were partially offset by the cost of obtaining nonclinical and clinical trial data from studies conducted by Novartis of IMO-2134, a TLR9 agonist, which we accrued in the second quarter of 2011, and lower employee compensation during the 2012 periods.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, TLR antisense, and

GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decreases in basic discovery expenses in the three and six months ended June 30, 2012, as compared to the corresponding 2011 periods, were primarily due to decreases in the cost of laboratory supplies and employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs.

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

General and Administrative Expenses

General and administrative expenses decreased by $318,000, or 15%, from $2,166,000 in the three months ended June 30, 2011, to $1,848,000 in the three months ended June 30, 2012 and decreased by $915,000, or 21%, from $4,452,000 in the six months ended June 30, 2011 to $3,537,000 in the six months ended June 30, 2012. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The decreases in general and administration expenses during the three and six months ended June 30, 2012, as compared to the corresponding 2011 periods, were primarily due to lower legal costs associated with patent matters and lower employee compensation due to decreases in stock based compensation and the number of employees during the 2012 periods. These decreases were partially offset by higher corporate legal expenses associated with pursuing financing alternatives, including the financing arrangement we entered into with Cowen and Company LLC in April 2012.

Decrease (Increase) in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability reflecting the fair value of the warrants issued in our November 2011 financing. We determined the warrant to be a derivative instrument because it contains a specified anti-dilution provision that does not meet the “indexed to the company’s own stock” exemption requirements in Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in an Entity’s own Stock.” The warrant was classified as a liability, recorded at fair value as of the transaction date and is being marked to fair value through earnings each quarter. The fair value of the warrants decreased from $2,499,000 at March 31, 2012 to $1,181,000 at June 30, 2012 primarily due to a decrease in the market price of our common stock resulting in the recognition of $1,318,000 in non-operating income during the three months ended June 30, 2012. The fair value of the warrants increased from $1,178,000 at December 31, 2011 to $1,181,000 at June 30, 2012 primarily due to increases in the expected volatility of the market price of our common stock and the market price of our common stock resulting in the recognition of $3,000 of non-operating expense during the six months ended June 30, 2012. We expect that the fair value of the warrants will vary significantly in the future resulting in material non-operating charges and credits in some periods.

Investment Income, net

Investment income, net amounted to $2,000 and $5,000 in the three months ended June 30, 2012 and 2011, respectively, and $6,000 and $26,000 in the six months ended June 30, 2012 and 2011, respectively. Investment income has been lower during 2012 because all of our invested funds are deposited in a money market fund which pays minimal interest.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange gain amounted to $117,000 and $41,000 in the three and six months ended June 30, 2012, respectively, primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities, including our liabilities associated with the cost of re-gaining the rights to our cancer program under our agreement with Merck KGaA and the cost of our clinical trial obligations. Our foreign currency exchange loss amounted to $12,000 and $47,000 in the three and six months ended June 30, 2011, respectively, primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities associated with our clinical trial obligations.

Preferred Stock Dividends

The $160,000 and $320,000 in preferred stock dividends in the three and six months ended June 30, 2012, respectively, consists of dividends payable on shares of our Series D preferred stock that we issued in November 2011.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $4,047,000 for the three months ended June 30, 2012, compared to $6,282,000 for the three months ended June 30, 2011 and $11,093,000 for the six months ended June 30, 2012 compared to $13,127,000 for the six months ended June 30, 2011. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2012, we incurred losses of $125,998,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $386,191,000 through June 30, 2012. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

Cowen Sales Agreement

On April 12, 2012, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $10,000,000 from time to time through Cowen as our sales agent. Cowen may sell our common stock by methods deemed to be an “at-the-market” offering, as defined under the Securities Act, including sales made directly on the NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker other than on an exchange. With our prior written approval, Cowen may also sell our common stock by any other method permitted by law, including in privately negotiated transactions.

Cowen has agreed to offer the common stock subject to the terms and conditions of the sales agreement on a daily basis or as otherwise agreed upon by us and Cowen. Under the arrangement, we will designate the maximum amount of our common stock to be sold through Cowen on a daily basis or otherwise determine such maximum amount together with Cowen. Subject to the terms and conditions of the sales agreement, Cowen has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us. We may instruct Cowen not to sell common stock if the sales cannot be effected at or above the price designated by us in any such instruction. We or Cowen may suspend the offering of the common stock being made through Cowen under the sales agreement upon proper notice to the other party. We and Cowen each have the right, by giving written notice as specified in the sales agreement, to terminate the sales agreement in each party’s sole discretion at any time.

The sales agreement provides that Cowen will be entitled to aggregate compensation for its services equal to 3.0% of the gross sales price per share of all shares sold through Cowen under the sales agreement. We have no obligation to sell any shares under the sales agreement. We have agreed in the sales agreement to provide indemnification and contribution to Cowen against certain liabilities, including liabilities under the Securities Act. In addition, we have agreed, under certain circumstances, to reimburse a portion of the expenses of Cowen in connection with the offering of common stock up to a maximum of $50,000. The shares will be issued pursuant to our shelf registration statement on Form S–3 (File No. 333-169060).

We have not sold any shares under the sales agreement as of June 30, 2012.

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

The warrants have an exercise price of $1.63 per common share, subject to adjustment therein, and may be exercised at the purchaser’s option at any time on or before November 4, 2016. The exercise price of the warrants is subject to adjustment in the event that we issue shares of common stock without consideration or for a price per share that is lower than $1.46, subject to adjustment, provided that the exercise price of the warrants may not be reduced below $1.46. The warrants provide that we will not effect any exercise of the warrants, and the warrants may not be exercised with respect to any portion of the warrants, to the extent that such exercise would result in the purchaser and its affiliates beneficially owning more than 19.99% of the number of shares of common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant. After November 4, 2013, we may redeem the warrants for $0.01 per share of common stock issuable on exercise of the warrants following notice to the purchaser if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $6.51, subject to adjustment.

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

Collaboration Agreements

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

Cash Flows

Six Months Ended June 30, 2012

As of June 30, 2012, we had approximately $13,227,000 in cash and cash equivalents, a net decrease of approximately $11,344,000 from December 31, 2011. Net cash used in operating activities totaled $11,082,000 during the six months ended June 30, 2012, reflecting our $10,773,000 net loss for the six months ended June, 30, 2012, as adjusted for non-cash expenses, including stock-based compensation and depreciation. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and a liability associated with recording rent expense on a straight-line basis over the term of our facility lease. The net cash used in financing activities totaled $262,000 during the six months ended June 30, 2012 representing the dividends paid on our Series D preferred stock less the proceeds received from employee stock purchases under our employee stock purchase plan.

Six Months Ended June 30, 2011

Net cash used in operating activities totaled $11,192,000 during the six months ended June 30, 2011. The $11,192,000 reflects our $13,127,000 net loss for the period, as adjusted for non-cash expenses, including stock-based compensation, depreciation and amortization of investment premiums. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities. The net cash provided by investing activities during the six months ended June 30, 2011 of $15,641,000 reflects the maturity of $16,585,000 in available-for-sale securities and a $102,000 decrease in restricted cash offset by the purchase of approximately $1,025,000 of securities and $21,000 of laboratory equipment and leasehold improvements during the period. The $35,000 net cash provided by financing activities during the six months ended June 30, 2011 reflects the proceeds of $43,000 received from employee stock purchases, offset, in part, by payments on our capital leases.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $386,191,000 at June 30, 2012. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We had cash and cash equivalents of $13,227,000 at June 30, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the first quarter of 2013 based on our current operating plan, including the conduct of our ongoing Phase 2 clinical trial of IMO-3100 in psoriasis that we initiated in April 2012 and the planned submission of an IND for IMO-8400, which we expect to occur in the fourth quarter of 2012. We will need to raise additional funds in order to operate our business beyond such time.

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

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically;

•	our ability to enter into new strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations; and

•	our ability to maintain the listing of our common stock on the NASDAQ Global Market or an alternative national securities exchange.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or further cost reductions. Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through collaborative alliances or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates and possibly relinquish rights to portions of our technology, drug candidates and/or products.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain our listing, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain a minimum stockholders’ equity of $10,000,000 or a minimum market value of $50,000,000.

On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market advising us that we were not in compliance with the $50,000,000 minimum market value requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). Nasdaq also noted in its letter that we were no longer in compliance with Nasdaq Listing Rule 5450(b)(1)(A), which requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.

Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum market value continued listing requirement. The Nasdaq letter states that if, at any time before December 4, 2012, the MVLS of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value continued listing requirements and the matter will be closed. We could also regain compliance with Nasdaq’s continued listing requirements by reporting stockholders’ equity of $10 million or more.

The notification from Nasdaq does not impact the listing of our common stock at this time. However, if we do not regain compliance with the minimum market value continued listing requirements by December 4, 2012, the Nasdaq staff will provide us with written notification that our common stock is subject to delisting from The Nasdaq Global Market. Alternatively, Nasdaq Marketplace Rules may permit us to transfer our common stock to The Nasdaq Capital Market prior to December 4, 2012 if our common stock satisfies the criteria for continued listing on such market. As of June 30, 2012, our stockholders’ equity was $2,057,000 and as of July 17, 2012, the aggregate market value for our common stock was $27,916,000.

Contractual Obligations

During the six months ended June 30, 2012, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of June 30, 2012, we had net accrued obligations of €1.3 million, or $1.7 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At June 30, 2012, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2012, we had an accumulated deficit of $386.2 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2012, we incurred losses of $126.0 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

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

We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates. We will also require substantial funds to conduct regulatory activities and to establish commercial manufacturing, marketing, and sales capabilities. We had cash and cash equivalents of $13.2 million at June 30, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the first quarter of 2013 based on our current operating plan. We will need to raise additional funds in order to operate our business beyond such time.

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

Additional financing may not be available to us when we need it or may not be available to us on favorable terms. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates and/or possibly relinquish rights to portions of our technology, drug candidates and/or products. For example, we significantly curtailed expenditures on our research and development programs during 1999 and 2000 because we did not have sufficient funds available to advance these programs at planned levels.

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

We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates, IMO-3100 and IMO-2055, and our preclinical lead drug candidate IMO-8400. We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-3100 or IMO-8400, and the drug candidates being developed under our collaboration with Merck. Our efforts, and the efforts of Merck, to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

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

We seek to advance some of our products through collaborative alliances with pharmaceutical companies. Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. During the third quarter of 2011, we decided to advance our TLR-targeted programs in infectious diseases, respiratory diseases, hematologic oncology, and additional vaccine adjuvant applications only through collaborations with third parties. In the second quarter of 2012 we decided to advance IMO-2055 only through collaborations with third parties.

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

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology. Potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100, IMO-2055, and our other TLR-targeted drug candidates, given our recent setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of June 30, 2012, we owned 68 U.S. patents and U.S. patent applications and 196 corresponding patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-2055, and IMO-8400. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026. With respect to IMO-8400, we have patent applications that cover the chemical composition of matter of IMO-8400 and methods of its use that, if issued, would expire at the earliest in 2031. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims expiring in 2023.

As of June 30, 2012, we owned three U.S. patent applications and six worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of June 30, 2012, our antisense patent portfolio included 93 U.S. patents and patent applications and 93 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2012 to 2022.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection and our Phase 1 and Phase 2 clinical trials of IMO-3100 and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

Our stock price has been volatile. During the period from January 1, 2010 to July 17, 2012, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $0.85 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past four years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain our listing, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain a minimum stockholders’ equity of $10,000,000 or a minimum market value of $50,000,000.

On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market advising us that we were not in compliance with the $50,000,000 minimum market value requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). Nasdaq also noted in its letter that we were no longer in compliance with Nasdaq Listing Rule 5450(b)(1)(A), which requires registrants to maintain a minimum of $10,000,000 in stockholders’ equity.

Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum market value continued listing requirement. The Nasdaq letter states that if, at any time before December 4, 2012, the minimum market value of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value continued listing requirements and the matter will be closed. We could also regain compliance with Nasdaq’s continued listing requirements by reporting stockholders’ equity of $10 million or more.

The notification from Nasdaq does not impact the listing of our common stock at this time. However, if we do not regain compliance with the minimum market value continued listing requirements by December 4, 2012, the Nasdaq staff will provide us with written notification that our common stock is subject to delisting from The Nasdaq Global Market. Alternatively, Nasdaq Marketplace Rules may permit us to transfer our common stock to The Nasdaq Capital Market prior to December 4, 2012 if our common stock satisfies the criteria for continued listing on such market. As of June 30, 2012, our stockholders’ equity was $2,057,000 and as of July 17, 2012, the aggregate market value for our common stock was $27,916,000.

In addition, our common stock recently traded as low as $0.83 per share and had a closing bid price of $1.01 per share on July 17, 2012. If we fail to maintain the $1.00 minimum closing bid price for 30 consecutive business days, we may also be at risk of delisting. Upon receipt of a deficiency notice from Nasdaq with respect to our share price, we would have 180 days to attempt to regain compliance, such as through a reverse stock split. If we did not regain compliance during this initial period, we could be eligible for an additional 180 day compliance period. To qualify, we would be required to transfer to the Nasdaq Capital Market, meet the listing requirements for that market (with the exception of the minimum closing bid price requirement) and present a plan to regain compliance with the $1.00 minimum closing bid price requirement.

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

IDERA PHARMACEUTICALS, INC.

Date: August 9, 2012	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Louis J. Arcudi, III
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