Form 10-Q
period 2012-09-30
IDERA PHARMACEUTICALS, INC.
filed 2012-11-09
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	27,641,229
Class	Outstanding as of October 31, 2012

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ii

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,352	$24,571
Prepaid expenses and other current assets	144	255

Total current assets	8,496	24,826
Property and equipment, net	268	458
Restricted cash	311	311

Total assets	$9,075	$25,595

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,377	$1,203
Accrued expenses	2,870	4,882

Total current liabilities	4,247	6,085
Warrant and other liabilities	1,172	1,565

Total liabilities	5,419	7,650
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Authorized, issued and outstanding — 1,124 shares; Redemption amount $9,149; Liquidation preference $9,309	5,921	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 and 70,000 shares at September 30, 2012 and December 31, 2011, respectively Issued and outstanding — 27,641 and 27,637 shares at September 30, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	388,567	387,414
Accumulated deficit	(390,860)	(375,418)

Total stockholders’ (deficit) equity	(2,265)	12,024

Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$9,075	$25,595

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Alliance revenue	$3	$4	$40	$45
Operating expenses:
Research and development	3,278	3,574	10,595	12,269
General and administrative	1,477	1,948	5,014	6,400

Total operating expenses	4,755	5,522	15,609	18,669

Loss from operations	(4,752)	(5,518)	(15,569)	(18,624)
Other income (expense):
Decrease in fair value of warrant liability	109	—	106	—
Investment income, net	2	2	8	28
Foreign currency exchange (loss) gain	(28)	27	13	(20)

Net loss	(4,669)	(5,489)	(15,442)	(18,616)
Preferred stock dividends	160	—	480	—

Net loss applicable to common stockholders	$(4,829)	$(5,489)	$(15,922)	$(18,616)

Net loss per common share applicable to common stockholders (Note 10):
Basic	$(0.17)	$(0.20)	$(0.58)	$(0. 67)

Diluted	$(0.17)	$(0.20)	$(0.58)	$(0.67)

Shares used in computing net loss per common share applicable to common stockholders:
Basic	27,640	27,632	27,639	27,618

Diluted	27,640	27,632	27,639	27,618

Net loss	$(4,669)	$(5,489)	$(15,442)	$(18,616)
Other comprehensive loss:
Decrease in unrealized gain on available-for-sale securities	—	—	—	(13)

Other comprehensive loss	—	—	—	(13)

Comprehensive loss	$(4,669)	$(5,489)	$(15,442)	$(18,629)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash Flows from Operating Activities:
Net loss	$(15,442)	$(18,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	4	1
Non-employee stock option expense	2	1
Stock-based compensation	1,628	2,094
Decrease in fair value of warrant liability	(106)	—
Issuance of common stock for services rendered	1	38
Amortization of investment premiums	—	59
Depreciation expense	201	373
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111	424
Accounts payable, accrued expenses, and other liabilities	(2,194)	16

Net cash used in operating activities	(15,795)	(15,610)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(1,025)
Proceeds from maturity of available-for-sale securities	—	17,585
Decrease in restricted cash	—	102
Purchases of property and equipment	—	(21)

Net cash provided by investing activities	—	16,641

Cash Flows from Financing Activities:
Dividends paid	(423)	—
Proceeds from employee stock purchases	3	47
Payments on capital lease	(4)	(8)

Net cash (used in) provided by financing activities	(424)	39

Net (decrease) increase in cash and cash equivalents	(16,219)	1,070
Cash and cash equivalents, beginning of period	24,571	17,008

Cash and cash equivalents, end of period	$8,352	$18,078

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA- based drug candidates. The Company is developing drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. The Company believes that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases. The Company also has created gene silencing oligonucleotides, or GSOs, which inhibit the production of disease-associated proteins by targeting RNA. The Company believes that its GSO technology provides it with a platform from which drug candidates for diverse disease indications can be developed.

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

The Company is focusing its internal development efforts on IMO-3100 and IMO-8400, its two TLR-targeted candidates for autoimmune and inflammatory diseases. The Company also is collaborating with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), which is referred to herein as Merck, for the use of agonists of TLRs 7, 8, and 9 as vaccine adjuvants for cancer, infectious diseases, and Alzheimer’s disease. The Company is seeking to enter into collaborative alliances with pharmaceutical companies to advance its TLR-targeted programs in oncology, infectious diseases, respiratory diseases and the use of TLR3 agonists as vaccine adjuvants, as well as applications of its GSO technology platform.

At September 30, 2012, the Company had an accumulated deficit of $390,860,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant funds or product revenue until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to address a number of technological challenges and to comply with comprehensive regulatory requirements.

The Company had cash and cash equivalents of $8,352,000 at September 30, 2012. The Company believes that its existing cash and cash equivalents, together with the proceeds raised from a private placement of its securities in November 2012 (see Note 13), will be sufficient to fund its operations at least into the third quarter of 2013 based on its current operating plan, including the completion of its ongoing Phase 2 clinical trial of IMO-3100 in patients with psoriasis that it initiated in April 2012, the completion of the Phase 1 clinical trial of IMO-8400 in healthy subjects, which the Company expects to announce the initiation of in the fourth quarter of 2012, and preparations for the further advancement of its autoimmune disease program in at least two indications. The Company will need to raise additional funds in order to conduct any additional clinical development or to operate its business beyond such time. Additional financing may not be available to the Company in this time frame in the amounts the Company needs or on terms that are acceptable to the Company.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 14, 2012.

(3) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2012 and December 31, 2011 consisted of cash and money market funds.

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

Effective January 1, 2012, the Company adopted, on a prospective basis, Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820)” (“ASU No. 2011-04”), which updates the existing fair value measurement guidance currently included in the Accounting Standards Codification to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 is generally consistent with the Company’s previous fair value measurement policies but includes additional disclosure requirements, particularly for assets and liabilities that require the use of Level 3 inputs to measure fair value. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial position or results of operations.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2012 and December 31, 2011 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
Assets
Money market fund	$8,284	$8,284	$—	$—

Total assets	$8,284	$8,284	$—	$—

Liabilities
Warrant liability	$1,072	$—	$—	$1,072

Total liabilities	$1,072	$—	$—	$1,072

December 31, 2011
Assets
Money market fund	$24,532	$24,532	$—	$—

Total assets	$24,532	$24,532	$—	$—

Liabilities
Warrant liability	$1,178	$—	$—	$1,178

Total liabilities	$1,178	$—	$—	$1,178

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at September 30, 2012 or December 31, 2011, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ (deficit) equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D preferred stock in November 2011, the Company issued warrants which contained a provision for price protection in the event that the Company issues other equity securities at a price below $1.46 per share of common stock. Because of the potential adjustment to the warrant exercise price that could result from this provision, the warrants do not meet the criteria set forth in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model as the result was not significantly different than the use of a lattice or binomial model because the price protection provision is subject to a floor of $1.46 per share and the initial exercise price is $1.63. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

The warrants are revalued at the end of each quarter using the Black-Scholes Model and the change in the fair value of the warrants is recognized in the statement of comprehensive loss as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of September 30, 2012, June 30, 2012 and December 31, 2011:

	September 30, 2012	June 30, 2012	December 31, 2011
Common stock price	$1.03	$1.06	$1.05
Expected warrant exercise price	$1.46	$1.46	$1.46
Remaining term of warrant (years)	4.1	4.4	4.8
Expected volatility	60%	61%	58%
Average risk free interest rate	0.5%	0.6%	0.8%
Expected dividend yield	—	—	—
Expected percentage of warrants to be exercised	100%	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The exercise price of the warrant was initially set at $1.63 and may be adjusted to as low as the $1.46 minimum exercise price per share for diluting effects such as if in specified circumstances the Company sells its common stock at a price below $1.46 per share. The Company used the $1.46 minimum exercise price as an assumption in computing the fair value of the warrant at September 30, 2012, June 30, 2012 and December 31, 2011 because the Company’s common stock was trading below the $1.63 maximum exercise price as of such dates. The estimated remaining term of the warrant is readily determinable from the warrant agreement as it is the remaining contractual term. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the remaining term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the remaining term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

The Company expects that the closing price and expected volatility of its common stock will be the most significant inputs in determining the fair value of the warrants at the end of each quarter. The Company expects that fluctuations in the other unobservable input assumptions, including the expected warrant exercise price, the expected dividend yield and the expected percentage of warrants to be exercised, will generally have less significant effects on the fair value of the warrants than the closing price of the Company’s common stock and expected volatility at the end of each quarter. For example, the Company expects 100% of the warrants to be exercised based on the assumption that future financings will dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation will not prevent the warrant holder from exercising all of the warrants during the term of the warrants. The Company does not expect that this assumption will change over the next few years given the Company’s reliance on equity financings to fund its research and development programs. The Company may change the expected percentage of warrants to be exercised assumption if the warrants remain unexercised and are out of the money with a remaining term of less than six months.

Changes in the warrant liability from December 31, 2011 to September 30, 2012 were as follows:

(In thousands)	Fair Value of Warrant Liability

Balance, December 31, 2011	$1,178

Increase (decrease) in fair value:
Three months ended March 31, 2012	1,321
Three months ended June 30, 2012	(1,318)
Three months ended September 30, 2012	(109)

Nine months ended September 30, 2012	(106)

Balance, September 30, 2012	$1,072

The fair value of the warrants decreased from $1,181,000 at June 30, 2012 to $1,072,000 at September 30, 2012 primarily due to decreases in the market price of the Company’s common stock and the remaining term of the warrants resulting in the recognition of $109,000 in non-operating income during the three months ended September 30, 2012. The fair value of the warrants decreased from $1,178,000 at December 31, 2011 to $1,072,000 at September 30, 2012 primarily due to decreases in the market price of the Company’s common stock and the remaining term of the warrants resulting in the recognition of $106,000 of non-operating income during the nine months ended September 30, 2012. The Company expects that the fair value of the warrants will vary significantly in the future resulting in material non-operating charges and credits in some periods.

(5) Property and Equipment

At September 30, 2012 and December 31, 2011, net property and equipment at cost consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Leasehold improvements	$525	$525
Laboratory equipment and other	2,856	2,898

Total property and equipment, at cost	3,381	3,423
Less: accumulated depreciation	(3,113)	(2,965)

Property and equipment, net	$268	$458

Depreciation expense was approximately $51,000 and $120,000 in the three months ended September 30, 2012 and 2011, respectively, and approximately $201,000 and $373,000 in the nine months ended September 30, 2012 and 2011, respectively.

(6) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash for a security deposit. As of September 30, 2012, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(7) Change in Accumulated Balance of Component of Other Comprehensive Loss

Effective January 1, 2012, the Company adopted Accounting Standard Update No. 2011-05, “Comprehensive Income” (“ASU No. 2011-05”), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 is applied retroactively to all periods presented. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ (deficit) equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial position or results of operations.

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the nine months ended September 30, 2011:

(In thousands)	Nine months ended September 30, 2011
Accumulated unrealized gain on available-for-sale securities at beginning of period	$13

Decrease during the period	(13)

Accumulated unrealized gain on available-for-sale securities at end of period	$—

There was no accumulated unrealized gain or loss on available-for-sale securities during the nine months ended September 30, 2012 and the three months ended September 30, 2011.

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.3 million using a September 30, 2012 exchange rate) of Merck KGaA’s costs for the third party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities;

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a September 30, 2012 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense in its Statement of Operations for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of September 30, 2012, €1.0 million ($1.3 million using a September 30, 2012 exchange rate) of these installments remained payable under the termination agreement and is recorded under accrued expenses in the condensed balance sheet.

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

(9) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors in the financial statements based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Generally, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance-based stock options to purchase a total of 697,500 shares of common stock to employees. Of this amount, options to purchase 174,375 shares will vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares will begin to vest over a three year service period upon the achievement of the same performance conditions. During the nine months ended September 30, 2012 one of the specified performance conditions was achieved and options to purchase 87,189 shares began vesting over a three-year period in accordance with the terms of the performance-based options. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $505,000 and $655,000 in its statements of comprehensive loss for the three months ended September 30, 2012 and 2011, respectively, and $1,628,000 and $2,094,000 in its statements of comprehensive loss for the nine months ended September 30, 2012 and 2011, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 157,500 and 160,750 shares of common stock granted to employees and directors during the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011
Average risk free interest rate	0.9%	3.0%
Expected dividend yield	—	—
Expected lives (years)	5.6	9.7
Expected volatility	63%	62%
Weighted average grant date fair value of options granted during the period (per share)	$0.54	$1.55
Weighted average exercise price of options granted during the period (per share)	$0.97	$2.18

The expected lives and the expected volatility of the options are based on historical experience. All options granted during the nine months ended September 30, 2012 and 2011 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(10) Net Loss per Common Share Applicable to Common Stockholders

For the three and nine months ended September 30, 2012 and 2011, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 16,021,649 and 6,266,804 for the nine months ended September 30, 2012 and 2011, respectively, and consist of stock options, preferred stock and warrants.

For the three and nine months ended September 30, 2012, net loss per common share applicable to common stockholders reflects $160,000 and $480,000, respectively, in dividends payable on shares of our Series D redeemable convertible preferred stock that were issued in November 2011.

(11) Common Stock Issuances

(a) Cowen Sales Agreement

On April 12, 2012, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $10,000,000 from time to time through Cowen as its sales agent. Cowen may sell the Company’s common stock by methods deemed to be an “at-the-market” offering (the “Offering”), as defined under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for the common stock or to or through a market maker other than on an exchange. With the Company’s prior written approval, Cowen may also sell the Company’s common stock by any other method permitted by law, including in privately negotiated transactions.

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

The Company has not sold any shares under the Sales Agreement as of September 30, 2012.

(b) Employee Stock Purchases

During the nine months ended September 30, 2012 and 2011, the Company issued 3,006 shares and 23,537 shares, respectively, of common stock in connection with employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan, which resulted in total proceeds to the Company of $3,000 and $47,000, respectively.

(12) Related Party Transactions

The Company paid certain directors consulting fees of approximately $12,000 in the three months ended September 30, 2011 and $1,000 and $30,000 in the nine months ended September 30, 2012 and 2011, respectively. The $1,000 paid in the 2012 period was associated with services performed in 2011. The Company did not pay consulting fees to directors during the three months ended September 30, 2012. The Company issued 1,216 and 14,932 shares of common stock in lieu of Director board and committee fees of approximately $1,000 and $38,000 during the nine months ended September 30, 2012 and 2011, respectively.

(13) Subsequent Event

On November 9, 2012, the Company raised approximately $7.0 million in gross proceeds from a private financing with Pillar Pharmaceuticals II L.P., an investment partnership managed by one of the directors of the Company and one of the limited partners of Pillar. In the financing, the Company sold 424,242 shares of its Series E convertible preferred stock, par value $0.01 per share, (“Series E preferred stock”) and warrants to purchase up to 8,484,840 shares of its common stock, $0.001 par value per share, (the “warrants”). The initial conversion price of the Series E preferred stock and the initial exercise price of the warrants are $0.70 per share. The Company has agreed to pay to the holders of the Series E preferred stock quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends paid to the holders of Series E preferred stock will also be paid to the holders of the Series D preferred stock on an as-converted to common stock basis. The Company has proposed an amendment to the Certificate of Designations of the Series D preferred stock to, among other things, modify the terms of the Series D preferred stock that require additional dividends. If such amendment is approved by the Company’s stockholders, the holders of the Series E preferred stock will become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the holders of the Series D preferred stock would cease to be entitled to corresponding dividends.

The net proceeds to Idera, excluding the proceeds of any exercise of the warrants, are expected to total approximately $6.2 million. The Company intends to use these funds for research and clinical development activities, the manufacturing of its product candidates, working capital and general corporate purposes, including the analysis of the data from the Company’s ongoing Phase 2 trial of IMO-3100, the conduct of a Phase 1 trial of IMO-8400 and the preparation for the further advancement of the Company’s autoimmune disease program in at least two indications.

The securities offered by Idera in the private placement were not registered under the Securities Act of 1933, as amended, and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series E preferred stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA- based drug candidates. We are developing drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. We believe that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases. We also have created gene silencing oligonucleotides, or GSOs, which inhibit the production of disease-associated proteins by targeting RNA. We believe that our GSO technology provides us with a platform from which drug candidates for diverse disease indications can be developed.

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

We are focusing our internal development efforts on IMO-3100 and IMO-8400, our two TLR-targeted candidates for autoimmune and inflammatory diseases. We are also collaborating with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), which is referred to herein as Merck, for the use of agonists of TLRs 7, 8, and 9 as vaccine adjuvants for cancer, infectious diseases, and Alzheimer’s disease. We are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in oncology, infectious diseases, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants, as well as applications of our GSO technology platform.

We had cash and cash equivalents of $8,352,000 at September 30, 2012. We believe that our existing cash and cash equivalents, together with the proceeds raised from a private placement of our securities in November 2012, will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 2 clinical trial of IMO-3100 in patients with psoriasis that we initiated in April 2012, the completion of the Phase 1 clinical trial of IMO-8400 in healthy subjects, which we expect to announce the initiation of in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune disease program in at least two indications. We will need to raise additional funds in order to conduct any additional clinical development or to operate our business beyond such time. Additional financing may not be available to us in this time frame in the amounts that we need or on terms that are acceptable to us.

Autoimmune and Inflammatory Disease Program. We have two drug candidates in clinical development in our autoimmune and inflammatory disease program. We are conducting a Phase 2 clinical trial of IMO-3100, an antagonist of TLR7 and TLR9 in adult patients with moderate to severe plaque psoriasis. We initiated the trial in the second quarter of 2012 and completed enrollment of the trial in October 2012 with a total enrollment of 44 patients. We anticipate that we will have top-line data for some of the endpoints in this Phase 2 study by the end of 2012 and complete data during the first quarter of 2013.

In addition, we have selected IMO-8400, an antagonist of TLRs 7, 8, and 9, as a second candidate for development in the treatment of autoimmune disease, with lupus as our initial indication. We submitted an Investigational New Drug application, or IND, for IMO-8400 to the United States Food and Drug Administration, or FDA, in the third quarter of 2012. We have received a safe-to-proceed notification from FDA to conduct a Phase 1 clinical trial of IMO-8400 in healthy subjects, which we expect to announce the initiation of in the fourth quarter of 2012. If the results of the Phase 1 study are favorable, then subject to obtaining the required funding, we would expect to initiate a Phase 2 clinical trial of IMO-8400 in patients with lupus. If we do not raise additional funding, we will not be able to initiate the planned Phase 2 trial of IMO-8400 in patients with lupus.

We have evaluated IMO-3100 and IMO-8400 in preclinical models of several autoimmune diseases including psoriasis, lupus, rheumatoid arthritis, and multiple sclerosis. In these models, treatment with IMO-3100 or IMO-8400 was associated with inhibition of Th1, Th17, and inflammasome pathways and improvement in a number of disease parameters.

Vaccine Adjuvant Collaboration. In January 2012, we announced that Merck had selected several of our novel agonists of TLR7, TLR8 or TLR9 for evaluation and use as vaccine adjuvant candidates in the fields of cancer, infectious diseases, and Alzheimer’s disease.

Cancer Program. In November 2011, we reacquired rights to IMO-2055, an agonist of TLR9 in clinical development for the treatment of cancer, from Merck KGaA, Darmstadt, Germany, our former collaborator. We believe that IMO-2055 can be developed for use as an immune modifier in combination with targeted anticancer agents in certain cancer indications and are seeking to enter into collaborations with pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

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

At September 30, 2012, we had an accumulated deficit of $390.9 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements. We expect that our research and development expenses in 2012 will be lower than our research and development expenses in 2011.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and our Series D redeemable convertible preferred stock and related warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the nine months ended September 30, 2012.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 and 2011

Alliance Revenue

Alliance revenue consisted of reimbursement by licensees of costs associated with patent maintenance, amounting to $3,000 and $4,000 in the three months ended September 30, 2012 and 2011, respectively, and $40,000 and $45,000 in the nine months ended September 30, 2012 and 2011, respectively. We did not recognize any revenue from collaborations in the three and nine months ended September 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by $296,000, or 8%, from $3,574,000 for the three months ended September 30, 2011, to $3,278,000 for the three months ended September 30, 2012 and decreased by $1,674,000 or 14% from $12,269,000 for the nine months ended September 30, 2011 to $10,595,000 for the nine months ended September 30, 2012. In the following table, research and development expense is set forth in the following five categories which are discussed beneath the table:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	(in thousands)			(in thousands)
	2012	2011		2012	2011
IMO-3100 external development expense	$761	$463	64%	$1,809	$1,543	17%
IMO-2055 external development expense	1	—	—%	5	4	25%
IMO-2125 external development expense	72	466	(85)%	223	2,233	(90)%
Other drug development expense	1,255	869	44%	4,439	2,958	50%
Basic discovery expense	1,189	1,776	(33)%	4,119	5,531	(26)%

	$3,278	$3,574	(8)%	$10,595	$12,269	(14)%

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $9,241,000 in external development expenses from November 2009 through September 30, 2012, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

The increases in IMO-3100 expenses in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, were primarily attributable to costs incurred in the 2012 periods in connection with the preparation for and conduct of our ongoing Phase 2 clinical trial of IMO-3100 that we initiated in April 2012. These increases were partially offset by lower costs associated with nonclinical studies during the nine months ended September 30, 2011, costs incurred during the first quarter of 2011 for the manufacture of IMO-3100 drug supply, other costs incurred in the 2011 periods in preparation for a planned Phase 2 clinical trial and costs incurred in the 2011 periods in connection with data analysis of the Phase 1 clinical trials of IMO-3100 that we had conducted.

The ongoing Phase 2 trial of IMO-3100 is a randomized, double-blind, and placebo-controlled study in patients with psoriasis. The trial is designed to evaluate the safety and clinical activity of IMO-3100 as a monotherapy. In October 2012 we announced completion of patient enrollment in the trial. In accordance with the study protocol, 44 patients with moderate to severe plaque psoriasis were randomized on a 1:1:1 basis to receive IMO-3100 at 0.16 or 0.32 mg/kg or placebo by subcutaneous injection once weekly for four weeks. Assessments of safety will be performed throughout the treatment and four-week follow-up periods. The primary outcome measure in the trial is change in epidermal thickness from treatment initiation to the end of treatment as assessed in biopsy samples of psoriatic lesions. Secondary outcome measures of clinical activity include Psoriasis Area Severity Index (PASI), mean focal psoriasis severity, and Physician Global Assessment (PGA) scores. This trial is being conducted at multiple sites in the United States, and skin biopsies will be analyzed at a central laboratory. We anticipate that we will have top-line data for some of the endpoints from the Phase 2 study by the end of 2012 and complete data during the first quarter of 2013.

IMO-2055 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2055. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2055 in 2003 and from 2003 through September 30, 2012 we incurred approximately $19,879,000 in external development expenses, including costs associated with our clinical trials, manufacturing, process development activities related to the production of IMO-2055, additional nonclinical toxicology studies, and the cost of regaining our rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines, under the termination agreement discussed below.

Under our collaboration with Merck KGaA, Merck KGaA was responsible for developing IMO-2055 for the treatment of cancer excluding vaccines. Merck KGaA refers to IMO-2055 as EMD 1201081. From December 2007 to March 2010, we conducted clinical trials of IMO-2055 under the collaboration and Merck KGaA reimbursed us. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer and responsibility for all further clinical development of IMO-2055 in the treatment of cancer. As a result of Merck KGaA’s assumption of sponsorship of the trials, we did not incur significant expenses for IMO-2055 development during the three and nine months ended September 30, 2011.

On November 30, 2011, we entered into an agreement to terminate our collaboration with Merck KGaA and to regain rights for developing TLR9 agonists for the treatment of cancer. In connection with the termination agreement, we agreed to reimburse Merck KGaA for up to €1,816,000 ($2,336,000 using a September 30, 2012 exchange rate) of Merck KGaA’s costs for the third party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. We also agreed to pay to Merck KGaA one-time €1,000,000 ($1,286,000 using a September 30, 2012 exchange rate) milestone payments upon the occurrence of each of the following milestones: (i) partnering of IMO-2055 with any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country. We recorded, in research and development expense during the three months ended December 31, 2011, €1,816,000 ($2,423,000 using a November 30, 2011 exchange rate) in installment payments which represents the cost of regaining our rights to IMO-2055 and our follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. Under the agreement, Merck KGaA agreed to continue to conduct the Phase 2 trial of IMO-2055 in combination with cetuximab and other specified related activities and to complete and analyze all clinical trials that Merck KGaA had initiated or for which Merck KGaA had assumed sponsorship and to finalize clinical study reports. As a result, we did not incur significant expenses for IMO-2055 development during the three and nine months ended September 30, 2012. Any milestone payments will be recorded at the time that any milestones are achieved.

Merck KGaA conducted a Phase 1b clinical trial of IMO-2055 in combination with erlotinib and bevacizumab in patients with advanced non-small cell lung cancer. In the trial, progression-free survival was 5.6 months, median overall survival was 16 months, and the disease control rate, which is the percentage of patients who experience a response of stable disease or better, was 79%. The primary objective of the trial was to identify a recommended Phase 2 dosage of IMO-2055 for evaluation in combination with erlotinib and bevacizumab, which was established as 0.32 mg/kg/week. Data from this trial were reported in an abstract included in the 2012 American Society of Clinical Oncology Annual Meeting.

Merck KGaA conducted a Phase 1b clinical trial of IMO-2055 in combination with cetuximab and the chemotherapy regimen FOLFIRI in patients with advanced or metastatic colorectal cancer. The primary objective of this study was to determine the recommended Phase 2 dose of IMO-2055 when combined with cetuximab and FOLFIRI. Fifteen patients were enrolled in the dose escalation portion of the study and received IMO-2055 at 0.16, 0.32, or 0.48 mg/kg/week in combination with weekly cetuximab and FOLFIRI once every two weeks. The combination of IMO-2055, cetuximab, and FOLFIRI was generally well tolerated, and 0.48 mg/kg/week was identified as the recommended Phase 2 dose of IMO-2055 in this setting.

Merck KGaA conducted a Phase 2 clinical trial of IMO-2055 in combination with cetuximab in second-line cetuximab-naïve patients with recurrent or metastatic squamous cell carcinoma of the head and neck, or SCCHN, who previously progressed on chemotherapy. The primary endpoint of the study was progression-free survival. In the study, the combination of IMO-2055 and cetuximab did not meet the primary endpoint. The median progression-free survival based on investigator assessments was 2.9 months in both arms; based on independent radiology review it was 1.9 months in the cetuximab arm and 1.5 months in the combination arm.

We are seeking to enter into a collaboration with one or more pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and from May 2007 through September 30, 2012 we incurred approximately $16,578,000 in external development, including costs associated with our clinical trials manufacturing, process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.

The decreases in IMO-2125 external development expenses in the three and nine months ended September 30, 2012, as compared to the corresponding 2011 periods, reflect our determination to discontinue further development of IMO-2125 in the treatment of chronic hepatitis C virus infection, or HCV, in the third quarter of 2011. IMO-2125 external development expenses during the three and nine months ended September 30, 2011 included costs associated with the conduct of nonclinical toxicology studies, costs associated with two Phase 1 clinical trials, and costs incurred during the first half of 2011 that were associated with preparation for a Phase 2 clinical trial. IMO-2125 external development expenses during the 2012 periods were related primarily to costs associated with the completion of nonclinical studies during the first half of 2012, costs associated with data analysis of a Phase 1 clinical trial, and costs associated with the maintenance of the clinical drug supply. We expect that IMO-2125 external development expenses will be lower in future periods.

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

The increases in other drug development expenses in the three and nine months ended September 30, 2012, as compared to the corresponding 2011 periods, were primarily due to costs of preclinical studies and manufacturing activities to support the IND for IMO-8400, which we submitted to the FDA in the third quarter of 2012, and were partially offset by the cost of obtaining nonclinical and clinical trial data from studies conducted by our former collaborative partner of IMO-2134, a TLR9 agonist, which cost we accrued in the second quarter of 2011, costs associated with nonclinical studies and manufacturing of preclinical research compounds in 2011, and lower employee compensation during 2012.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLRs 3, 7, 8 and 9, TLR antisense, and GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decreases in basic discovery expenses in the three and nine months ended September 30, 2012, as compared to the corresponding 2011 periods, were primarily due to decreases in the cost of laboratory supplies and employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, without knowing the results of the ongoing Phase 2 clinical trial of IMO-3100 or the Phase 1 clinical trial of IMO-8400, which we expect to announce the initiation of in the fourth quarter of 2012, and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses decreased by $471,000, or 24%, from $1,948,000 in the three months ended September 30, 2011, to $1,477,000 in the three months ended September 30, 2012 and decreased by $1,386,000, or 22%, from $6,400,000 in the nine months ended September 30, 2011 to $5,014,000 in the nine months ended September 30, 2012. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The decreases in general and administration expenses during the three and nine months ended September 30, 2012, as compared to the corresponding 2011 periods, were primarily due to lower legal costs associated with patent matters and lower employee compensation due to decreases in stock based compensation and the number of employees during the 2012 periods. These decreases were partially offset by higher corporate legal expenses associated with pursuing financing alternatives, including the financing arrangement we entered into with Cowen and Company LLC in April 2012.

Decrease in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability reflecting the fair value of the warrants issued in our November 2011 financing. We determined the warrant to be a derivative instrument because it contains a specified anti-dilution provision that does not meet the “indexed to the company’s own stock” exemption requirements in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts in an Entity’s own Stock.” The warrant was classified as a liability, recorded at fair value as of the transaction date and is being marked to fair value through earnings each quarter. The fair value of the warrants decreased from $1,181,000 at June 30, 2012 to $1,072,000 at September 30, 2012 primarily due to decreases in the market price of our common stock and the remaining term of the warrants resulting in the recognition of $109,000 in non-operating income during the three months ended September 30, 2012. The fair value of the warrants decreased from $1,178,000 at December 31, 2011 to $1,072,000 at September 30, 2012 primarily due to decreases in the market price of our common stock and the remaining term of the warrants, which resulted in the recognition of $106,000 of non-operating income during the nine months ended September 30, 2012. We expect that the fair value of the warrants will vary significantly in the future resulting in material non-operating charges and credits in some periods.

Investment Income, net

Investment income, net amounted to $2,000 in both the three months ended September 30, 2012 and 2011 and $8,000 and $28,000 in the nine months ended September 30, 2012 and 2011, respectively. Investment income has been lower during 2012 because in 2012 all of our invested funds have been deposited in a money market fund which pays minimal interest and because of lower invested funds during 2012.

Foreign Currency Exchange (Loss) Gain

Our foreign currency exchange loss amounted to $28,000 in the three months ended September 30, 2012 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities, including our liabilities associated with the cost of re-gaining the rights to our cancer program under our agreement with Merck KGaA and the cost of our clinical trial obligations. Our foreign currency exchange gain amounted to $13,000 in the nine months ended September 30, 2012 primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities. Our foreign currency exchange gain amounted to $27,000 in the three months ended September 30, 2011 primarily due to the impact that the increasing value of the U.S. Dollar had on our Euro-denominated accrued liabilities associated with our clinical trial obligations. Our foreign currency exchange loss amounted to $20,000 in the nine months ended September 30, 2011, primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities.

Preferred Stock Dividends

The $160,000 and $480,000 in preferred stock dividends in the three and nine months ended September 30, 2012, respectively, consists of dividends payable on shares of our Series D preferred stock that we issued in November 2011.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $4,829,000 for the three months ended September 30, 2012, compared to $5,489,000 for the three months ended September 30, 2011 and $15,922,000 for the nine months ended September 30, 2012 compared to $18,616,000 for the nine months ended September 30, 2011. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2012, we incurred losses of $130,667,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $390,860,000 through September 30, 2012. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

Series E Preferred Stock and Warrant Financing

In November 2012, we raised approximately $7,000,000 in gross proceeds from a private financing with Pillar Pharmaceuticals II L.P., an investment partnership managed by one of our directors and one of the limited partners of Pillar. In the financing, we sold 424,242 shares of Series E convertible preferred stock and warrants to purchase up to 8,484,840 shares of common stock. The initial conversion price of the preferred stock and the initial exercise price of the warrants are $0.70 per share. The warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. We have agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the Series E preferred stockholders will also be paid to the Series D preferred stockholders on an as-converted to common stock basis. We have proposed an amendment to the Certificate of Designations of the Series D preferred stock to, among other things, modify the terms of the Series D preferred stock that require additional dividends. If such amendment is approved by our stockholders, the Series E preferred stockholders will become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends.

We expect that the net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, will total approximately $6,200,000.

Cowen Sales Agreement

On April 12, 2012, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $10,000,000 from time to time through Cowen as our sales agent. Cowen may sell our common stock by methods deemed to be an “at-the-market” offering, as defined under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, on any other existing trading market for our common stock or to or through a market maker other than on an exchange. With our prior written approval, Cowen may also sell our common stock by any other method permitted by law, including in privately negotiated transactions.

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

We have not sold any shares under the sales agreement as of September 30, 2012.

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

Cash Flows

Nine Months Ended September 30, 2012

As of September 30, 2012, we had approximately $8,352,000 in cash and cash equivalents, a net decrease of approximately $16,219,000 from December 31, 2011. Net cash used in operating activities totaled $15,795,000 during the nine months ended September 30, 2012, reflecting our $15,442,000 net loss for the nine months ended September, 30, 2012, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and the decrease in the warrant liability. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and a liability associated with recording rent expense on a straight-line basis over the term of our facility lease. The net cash used in financing activities totaled $424,000 during the nine months ended September 30, 2012 representing the dividends paid on our Series D preferred stock and payments on our capital lease less the proceeds received from employee stock purchases under our employee stock purchase plan.

Nine Months Ended September 30, 2011

Net cash used in operating activities totaled $15,610,000 during the nine months ended September 30, 2011. The $15,610,000 reflects our $18,816,000 net loss for the period, as adjusted for non-cash expenses, including stock-based compensation, depreciation and amortization of investment premiums. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities. The net cash provided by investing activities during the nine months ended September 30, 2011 of $16,641,000 reflects the maturity of $17,585,000 in available-for-sale securities and a $102,000 decrease in restricted cash offset by the purchase of approximately $1,025,000 of securities and $21,000 of laboratory equipment and leasehold improvements during the period. The $39,000 net cash provided by financing activities during the nine months ended September 30, 2011 reflects the proceeds of $47,000 received from employee stock purchases, offset, in part, by payments on our capital leases.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $390,860,000 at September 30, 2012. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ (deficit) equity, total assets and working capital.

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

We had cash and cash equivalents of $8,352,000 at September 30, 2012. We believe that our existing cash and cash equivalents, together with the proceeds raised from a private placement of our securities in November 2012, will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 2 clinical trial of IMO-3100 in patients with psoriasis that we initiated in April 2012, the completion of the Phase 1 clinical trial of IMO-8400 in healthy subjects, which we expect to announce the initiation of in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune disease program in at least two indications. We will need to raise additional funds in order to conduct any additional clinical development or to operate our business beyond such time. Additional financing may not be available to us in this time frame in the amounts that we need or on terms that are acceptable to us.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of the ongoing Phase 2 trial of IMO-3100 and the Phase 1 clinical trial of IMO-8400, which we expect to announce the initiation of in the fourth quarter of 2012;

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or further cost reductions. Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms. We could be required to seek funds through collaborative alliances or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates, or relinquish rights to portions of our technology, drug candidates and/or products.

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

Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum market value continued listing requirement. The Nasdaq letter stated that if, at any time before December 4, 2012, the Market Value of Listed Securities of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value continued listing requirements and the matter will be closed. We could also regain compliance with Nasdaq’s continued listing requirements by reporting stockholders’ equity of $10 million or more.

As of September 30, 2012, our stockholders’ deficit was $2,265,000 and as of October 31, 2012, the aggregate market value for our common stock was $25,154,000. If we do not regain compliance with the minimum market value or the stockholders’ equity requirements by December 4, 2012, the Nasdaq staff will provide us with written notification that our common stock is subject to delisting from The Nasdaq Global Market. In such event, we would have the right to request a hearing before the Nasdaq Listing Qualifications Hearings Panel to seek a delay in any determination of delisting and a period of time to regain compliance. If such an effort were unsuccessful, our common stock would be delisted.

Contractual Obligations

During the nine months ended September 30, 2012, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of September 30, 2012, we had net accrued obligations of €1.0 million, or $1.3 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At September 30, 2012, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash and cash equivalents of $8.4 million at September 30, 2012. We believe that our existing cash and cash equivalents, together with the proceeds raised from a private placement of our securities in November 2012, will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 2 clinical trial of IMO-3100 in patients with psoriasis that we initiated in April 2012, the completion of the Phase 1 clinical trial of IMO-8400 in healthy subjects, which we expect to announce the initiation of in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune disease program in at least two indications. We will need to raise additional funds in order to conduct any additional clinical development or to operate our business beyond such time. Additional financing may not be available to us in this time frame in the amounts that we need or on terms that are acceptable to us.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of the ongoing Phase 2 trial of IMO-3100 and the Phase 1 clinical trial of IMO-8400, which we expect to announce the initiation of in the fourth quarter of 2012;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we may be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates, or relinquish rights to portions of our technology, drug candidates and/or products.

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

Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum market value continued listing requirement. The Nasdaq letter stated that if, at any time before December 4, 2012, the minimum market value of our common stock closed at $50,000,000 or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value continued listing requirements and the matter will be closed. We could also regain compliance with Nasdaq’s continued listing requirements by reporting stockholders’ equity of $10 million or more.

As of September 30, 2012, our stockholders’ deficit was $2,265,000 and as of October 31, 2012, the aggregate market value for our common stock was $25,154,000. If we do not regain compliance with the minimum market value or the stockholders’ equity requirements by December 4, 2012, the Nasdaq staff will provide us with written notification that our common stock is subject to delisting from The Nasdaq Global Market. In such event, we would have the right to request a hearing before the Nasdaq Listing Qualifications Hearings Panel to seek a delay in any determination of delisting and a period of time to regain compliance. If such an effort were unsuccessful, our common stock would be delisted.

In addition, our common stock recently traded as low as $0.73 per share on October 23, 2012 and had a closing bid price of $0.89 per share on October 31, 2012. If we fail to maintain the $1.00 minimum closing bid price for 30 consecutive business days, we may also be at risk of delisting. Upon receipt of a deficiency notice from Nasdaq with respect to our share price, we would have 180 days to attempt to regain compliance, such as through a reverse stock split. If we did not regain compliance during this initial period, we could be eligible for an additional 180 day compliance period.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2012, we had an accumulated deficit of $390.9 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2012, we incurred losses of $130.7 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ (deficit) equity, total assets, and working capital.

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

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of IMO-3100 and IMO-8400 and on our collaborative alliance with Merck. If we or our collaborator decides to terminate the development of any of our drug candidates, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates, IMO-3100 and IMO-8400, as part of our autoimmune disease program. We expect that the next steps in our autoimmune disease program will be to advance the clinical development of IMO-8400 by completing the Phase 1 clinical trial in healthy subjects, which we expect to announce the initiation of in the fourth quarter of 2012, preparations for the further advancement of our autoimmune disease program in at least two indications, and if the results of the IMO-8400 Phase 1 study are favorable, then subject to obtaining the required funding, we would expect to initiate a Phase 2 clinical trial in patients with lupus. As such, we anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of IMO-3100 and/or IMO-8400. Our ability to generate product revenues will also depend on the development and commercialization of the drug candidates being developed under our collaboration with Merck. Our efforts, and the efforts of Merck, to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

•

During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated in the second quarter of 2012 the four-week Phase 2 clinical trial that we are currently conducting. The outcome of this trial could negatively impact our ability or willingness to proceed with the further development and commercialization of our TLR candidates for the treatment of autoimmune disease, or our ability to license such compounds to a third party. Moreover, with respect to IMO-3100, we cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

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

We intend to seek to enter into collaborations with pharmaceutical companies to advance the use of our TLR candidates. Our setbacks with respect to our programs for IMO-3100, IMO-2125 and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimes;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

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

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune and inflammatory diseases and as vaccine adjuvants. We are also advancing our gene silencing oligonucleotide, or GSO, technology for potential application as research reagents and as therapeutic agents. For all of the disease areas in which we are developing potential therapies, there are many other companies, public and private, that are actively engaged in discovering, developing, and commercializing products and technologies that may compete with our technologies and drug candidates and technology, including TLR targeted compounds as well as non-TLR targeted therapies.

Our principal competitors developing TLR-targeted compounds for autoimmune and inflammatory diseases include Dynavax Technologies Corporation, with its collaborator, GlaxoSmithKline plc., Merck’s vaccines using our TLR7, 8 or 9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline plc, Novartis, Dynavax Technologies Corporation, VaxInnate, Inc., Intercell AG, Cytos Biotechnology AG, and Celldex Therapeutics, Inc.

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

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2015, but automatically extends annually for an additional year. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently two of our compounds, IMO-3100 and IMO-8400, are in clinical development. The FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of autoimmune and inflammatory diseases. We are also advancing our GSO technology for potential application as research reagents and as therapeutic agents. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

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

As of September 30, 2012, we owned 58 U.S. patents and U.S. patent applications and 167 corresponding patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-2055, and IMO-8400. With respect to IMO-3100, we have patent applications that cover the chemical composition of matter of IMO-3100 and methods of its use that, if issued, would expire at the earliest in 2026.

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

As of September 30, 2012, we owned three U.S. patent applications and six worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of September 30, 2012, our antisense patent portfolio included 86 U.S. patents and patent applications and 91 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2012 to 2022.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection, our Phase 1 and Phase 2 clinical trials of IMO-3100, and our Phase 1 clinical trial of IMO-8400, which we expect to announce the initiation of in the fourth quarter of 2012, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

As part of our November 2012 financing, we agreed that we would seek stockholder approval of an amendment to the Company’s articles of incorporation and bylaws to eliminate the classified board of directors.

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

Our stock price has been volatile. During the period from January 1, 2010 to October 31, 2012, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $0.80 per share. The stock market has also experienced significant price and volume fluctuations, particularly within the past four years, and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;

•	timing and results of nonclinical studies and clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the terms of any financing conducted by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry, and market conditions.

As part of our November 2012 financing, we agreed that we would seek stockholder approval of an amendment to the Company’s articles of incorporation and bylaws to eliminate the classified board of directors.

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

IDERA PHARMACEUTICALS, INC.

Date: November 9, 2012	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Louis J. Arcudi, III
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