Form 10-K
period 2012-12-31
IDERA PHARMACEUTICALS, INC.
filed 2013-03-11
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-31918

IDERA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3072298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 Sidney Street	02139
Cambridge, Massachusetts (Address of principal executive offices)	(Zip Code)

(617) 679-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Class:	Name of Each Exchange on Which Registered
Common Stock, $.001 par value (Including Associated Preferred Stock Purchase Rights)	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,436,000 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Market on June 29, 2012. As of January 31, 2013, the registrant had 27,642,969 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 11, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth above under the heading “Risk Factors.” These factors and the other cautionary statements made in this Annual Report on Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1. Business

Overview

We are a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. We are focusing our development efforts on the treatment of autoimmune and inflammatory diseases. We have two drug candidates, IMO-3100, a TLR7 and TLR9 antagonist, and IMO-8400, a TLR7, TLR8, and TLR9 antagonist, in clinical development for the treatment of autoimmune and inflammatory diseases. We recently announced top-line data from a Phase 2 clinical trial of IMO-3100 in patients with moderate to severe plaque psoriasis. We believe that the results of this trial provide clinical proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

TLRs are specific receptors present in immune system cells. Using a chemistry-based approach, we have created synthetic DNA- and RNA-based compounds that are targeted to TLR3, TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. A TLR agonist is a compound that stimulates an immune response through the targeted TLR.

We believe that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases, including autoimmune and inflammatory diseases, cancer and respiratory diseases, and for use as vaccine adjuvants. We are a party to a collaboration alliance with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), or Merck & Co., for the use of agonists of TLR7, TLR8, and TLR9 as adjuvants in the development of vaccines for cancer, infectious diseases, and Alzheimer’s disease. We are seeking to enter into additional collaborative alliances with third parties with respect to our TLR-targeted programs in oncology, hematological malignancies, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants.

We had cash and cash equivalents of approximately $10.1 million at December 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 1 clinical trial of IMO-8400 in healthy subjects that we initiated in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune and inflammatory disease program, including preparations for a planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis. We will need to raise additional funds prior to the end of the second quarter of 2013 in order to further advance our autoimmune and inflammatory disease program, commence any clinical trials and operate our business and continue as a going concern. Although we are exploring financing alternatives, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds by late in the second quarter of 2013, we expect that we will terminate our operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

Autoimmune and Inflammatory Disease Program.    In December 2012, we announced top-line data from a randomized double-blinded, placebo-controlled Phase 2 clinical trial of IMO-3100 that we conducted in 44 adult patients with moderate to severe plaque psoriasis. In this Phase 2 trial, patients received doses of IMO-3100 once weekly for four weeks. In addition, in this Phase 2 trial, IMO-3100 showed clinical activity in patients with psoriasis. We believe that the results of this trial provide clinical proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

We are conducting a Phase 1 clinical trial to evaluate the safety and pharmacodynamics of IMO-8400 in healthy subjects. The first portion of the trial involved escalating single doses of IMO-8400 and the second portion of the trial involves four weekly doses of IMO-8400. We completed dosing in the escalating single-dose portion of this trial in the first quarter of 2013. In this portion of the trial, IMO-8400 was well-tolerated and showed target engagement of TLR7, TLR8, and TLR9 at three dosage levels in these subjects. We have commenced dosing in the multiple-dose portion of the trial. We anticipate data from the multiple-dose portion of this trial in the second quarter of 2013.

Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We expect that we could initiate this trial as early as the second quarter of 2013. We also plan to initiate a Phase 2 clinical trial of IMO-8400 in patients with lupus in the second half of 2013. Our plans to conduct these Phase 2 trials with IMO-8400 are subject to successful completion of the ongoing Phase 1 trial of IMO-8400. In addition, we intend to consider conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. Our ability to conduct all or any of the two Phase 2 trials and the proof-of-concept study is subject to our ability to raise additional funding to fund the conduct of these trials and the study.

Vaccine Adjuvant Collaboration.    In January 2012, we announced that Merck & Co. had selected several of our TLR7, TLR8 or TLR 9 agonists for evaluation and use as vaccine adjuvant candidates in the fields of cancer, infectious diseases, and Alzheimer’s disease.

Additional Programs.    In addition to our TLR program in autoimmune and inflammatory diseases, and our collaboration with Merck & Co. for the use of TLR7, TLR8, and TLR9 agonists as vaccine adjuvants, we have identified TLR drug candidates for applications in the treatment of cancer, hematological malignancies and respiratory diseases, and created TLR3 agonists for use as vaccine adjuvants. We have also created gene silencing oligonucleotides, or GSOs, which are designed to inhibit the production of disease-associated proteins by targeting RNA. We believe our GSO technology provides us with a platform from which drug candidates for multiple disease indications can be developed. We are seeking to enter into collaborations with third parties to advance these drug candidates and technology platform. Except in connection with collaborations, we do not plan to expend any additional resources on these programs.

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

The role of the innate immune system is to provide a rapid, non-specific response to a pathogen or to abnormal cells in the body and to activate the adaptive immune system. The innate immune system consists of specialized cells such as macrophages, dendritic cells and monocytes. When the body recognizes a pathogen, it activates these specialized cells of the innate immune system, resulting in a cascade of signaling events, referred to as Th1-type signaling events, that cause the production of proteins such as cytokines to fight the infection caused by the pathogen.

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

TLR-based Drug Discovery Technology

TLRs comprise a family of receptors of the immune system. Of the ten human TLRs identified to date, TLRs 3, 7, 8, and 9 are receptors which are present inside specific immune cells. These TLRs are activated upon recognition of RNA and DNA from pathogens. TLR9 is a receptor that specifically recognizes DNA of the pathogen, and TLR3, TLR7, and TLR8 are receptors that recognize RNA of the pathogen. Based on our extensive experience in DNA and RNA chemistry, we have created novel synthetic DNA- and RNA-based compounds targeted to TLRs. Some of our compounds are designed to be agonists of TLR3, TLR7, TLR8, or TLR9. Others of our compounds are designed to be antagonists to TLR7 and TLR9 or to TLR7, TLR8, and TLR9.

TLR7, TLR8, and TLR9 Antagonists

We have created novel classes of drug candidates that are designed to be antagonists of specific TLRs. Preclinical studies from independent researchers have suggested that TLR7, TLR8 and TLR9 may play a role in some autoimmune and inflammatory diseases. In cell-based experiments and animal models, our antagonist compounds have blocked immune stimulation mediated through TLR7 and TLR9, or through TLR7, TLR8, and TLR9. We have evaluated our TLR antagonist drug candidates in preclinical mouse models of human autoimmune and inflammatory diseases including lupus, rheumatoid arthritis, multiple sclerosis, psoriasis, colitis, pulmonary inflammation, and hyperlipidemia. In these models, treatment with our TLR antagonist drug candidates was associated with improvement in a number of disease associated parameters. IMO-3100 is an antagonist of TLR7 and TLR9. IMO-8400 is an antagonist of TLR7, TLR8, and TLR9.

TLR9 Agonists

Drug candidates that are agonists of TLR9 and induce immune responses through TLR9 may be useful for the treatment or prevention of infectious diseases, cancer, and asthma and allergies, and may be used as vaccine adjuvants. We have created our TLR9 agonist candidates to activate specific cells of the immune system and thereby produce cytokines and other proteins. These activated cells and the cytokines and other proteins they produce lead to stimulation of both the innate and the adaptive components of the immune system. IMO-2055, a compound which has been evaluated in a number of clinical trials for the treatment of cancer, and IMO-2134, a compound which was evaluated in a Phase 1 clinical trial for the treatment of respiratory diseases, are TLR9 agonists.

TLR7 and TLR8 Agonists

We have created novel synthetic RNA-based compounds that are agonists of TLR7 or dual agonists of TLR7 and TLR8. In preclinical studies in cell culture and animal models, these TLR7 and dual TLR7 and TLR8 agonists induced immune responses that we believe may be useful for the treatment of cancer and infectious diseases and as vaccine adjuvants. We have studied a dual TLR7 and TLR8 agonist, which we refer to as IMO-4200, in preclinical models of hematological cancers. In preclinical models, we have observed antitumor activity of IMO-4200 as a monotherapy and in combination with selected targeted drugs currently approved for cancer treatment.

TLR3 Agonists

We have created a novel class of double-stranded RNA-based compounds that act as agonists of TLR3 and have evaluated their potential use as vaccine adjuvants. Vaccines are composed of one or more antigens and one or more adjuvants in an appropriate formulation The function of vaccine adjuvants is to enhance immune cell recognition of the vaccine antigens and increase the ability of the immune system to make antigen-specific antibodies. In preclinical models, our TLR3 agonists promoted increased production of antigen-specific antibodies and cytotoxic T cells compared to responses induced by the antigen alone in preclinical vaccination studies.

Research and Development Programs

We are focusing our development efforts on our autoimmune and inflammatory disease program. We are seeking to enter into collaborative alliances with respect to each of our other programs, other than our program currently under collaboration with Merck & Co. Except in connection with collaborations, we do not plan to expend any additional resources on these programs. The following table summarizes the development status of our autoimmune and inflammatory disease program and the programs we seek to advance through collaborations.

RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Development Status

Autoimmune and Inflammatory Diseases
IMO-3100	Psoriasis	Phase 2 Clinical Trial Top-Line Results Announced December 2012

IMO-8400	Psoriasis/Lupus	Ongoing Phase 1 Clinical Trial
Program in Collaboration with Merck & Co.
Vaccine Adjuvants
TLR7, TLR 8, and TLR 9 Agonists	Cancer, Infectious Diseases, and Alzheimer’s Disease	Research Being Conducted by Merck & Co. under Collaboration
Programs for Which We are Seeking Third-Party Collaborations

Cancer
IMO-2055 Plus Erlotinib and Bevacizumab	Non-Small Cell Lung Cancer	Phase 1b Clinical Trial Results Announced January 2012

IMO-2055 Plus Cetuximab	Squamous Cell, Head and Neck	Phase 2 Clinical Trial Results Announced May 2012
IMO-2055 Plus Cetuximab and FOLFIRI	Colorectal Cancer	Phase 1b Clinical Trial Results Announced May 2012
IMO-4200	Hematologic Malignancies	Research

Respiratory Diseases
IMO-2134	Asthma and Allergy	Phase 1 Clinical Trial Results Announced May 2011
TLR3 Agonists	Infectious Diseases and Other Applications	Research
Gene Silencing Oligonucleotides	Inhibition of Gene Expression by Targeting RNA	Research

Cetuximab, erlotinib, and bevacizumab are marketed under the names Erbitux®, Tarceva®, and Avastin®, respectively.

Autoimmune and Inflammatory Diseases

In autoimmune and inflammatory diseases such as lupus, psoriasis, rheumatoid arthritis, Behçet’s disease, non-infectious uveitis, and cardiovascular disease, the immune system forms autoantibodies, damage-associated molecular patterns, or DAMPs, and pathogen associated molecular patterns, or PAMPs. These autoantibodies, DAMPS, and PAMPs are recognized by TLR7, TLR8, and TLR9, which activate immune response and induce multiple cytokines and signaling cascades such as Th1, Th17 and inflammasome pathways. These in turn can further exacerbate disease. In preclinical models of psoriasis, lupus and rheumatoid arthritis, treatment with TLR antagonist candidates, such as IMO-3100 and IMO-8400, has been shown to block activation of immune response through TLR receptors and improve many disease associated parameters. Depending on the preclinical disease model, these candidates have been shown to inhibit Th1, Th17, and inflammasome pathways, leading to the suppression of cytokines such as tumor necrosis factor-alpha, or TNF-a, and interleukins IL-12, IL-6, IL-17, and IL-1ß.

Some current treatments for autoimmune and inflammatory diseases involve the use of monoclonal antibodies to block the activity of a specific cytokine associated with the autoimmune or inflammatory disease. TLR antagonists are designed to inhibit induction of immune responses to autoantibodies, DAMPs and PAMPs rather than to block the activity of any one specific cytokine.

IMO-3100

IMO-3100 is an antagonist of TLR7 and TLR9. In November 2009, we submitted to the United States Food and Drug Administration, or FDA, an Investigational New Drug application, or IND, for the clinical evaluation of IMO-3100 in autoimmune diseases. Following submission of the IND, we conducted Phase 1 single-dose and multiple-dose clinical trials of IMO-3100 in healthy subjects. In the single-dose Phase 1 clinical trial in 36 healthy subjects, IMO-3100 was administered by subcutaneous injection at five dose levels, with six subjects per regimen, with an additional six subjects receiving placebo treatment. In the four-week multiple dose Phase 1 clinical trial in 24 healthy subjects, IMO-3100 was administered at two dose levels of either 0.64 mg/kg once per week or 0.32 mg/kg twice per week or placebo, with eight subjects per regimen. IMO-3100 was well tolerated at all dose levels in both trials, and there were no treatment-related discontinuations or serious adverse events. Mild injection site reactions were the most frequent adverse event. In both trials, the intended target engagement of TLR7 and TLR9 was observed in IMO-3100-treated subjects compared to placebo-treated subjects.

Following the Phase 1 trials, we selected psoriasis for the initial indication for clinical evaluation of IMO-3100. We selected psoriasis as the initial indication in order to conduct a placebo-controlled monotherapy trial in an autoimmune disease indication with well-established clinical activity endpoints. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in adult patients with moderate to severe plaque psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to the FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, randomized into three arms, over a four-week treatment period. In December 2011, the FDA removed the clinical hold.

In the second quarter of 2012, we initiated a randomized double-blind, placebo-controlled Phase 2 clinical trial of IMO-3100 in adult patients with moderate to severe plaque psoriasis. A total of 44 patients were enrolled in this trial and randomized on a 1:1:1 basis to receive IMO-3100 monotherapy at a dose level of either 0.16 or 0.32 mg/kg or placebo by subcutaneous injection once weekly for four weeks with a four-week follow-up period. Assessments of safety were performed throughout the treatment and follow-up periods. Multiple parameters were monitored to assess the clinical activity of IMO-3100, including Psoriasis Area Severity Index, or PASI, scores. In addition to the clinical assessments, although we recognized that a known limitation of skin biopsies after four weeks of treatment is that psoriatic plaques do not resolve in a uniform fashion, and therefore, biopsies may not provide a representative sampling of lesions, biopsies were evaluated for treatment-related changes in epidermal thickness and immune cell infiltrates. In December 2012, we announced top-line results from this Phase 2 trial:

•	Of the 44 enrolled patients, 40 were clinically evaluable at the end of the four-week treatment period and 37 were evaluable following the four-week follow up period.

•	Treatment at both IMO-3100 dose levels was well tolerated, with no treatment-related discontinuations.

•	Among evaluable patients, the median PASI scores at treatment initiation were 14.9, 16.1, and 12.5 in the 0.16 mg/kg, 0.32 mg/kg, and placebo cohorts, respectively.

•

A treatment effect was demonstrated in measures of clinical efficacy in patients in both IMO-3100 dose cohorts; PASI score reductions at both dose levels were sustained throughout the four-week follow-up period.

•

At the end of the four-week follow-up period, 48% of patients treated with either dose of IMO-3100 (12 of 25) demonstrated improvements of 35% to 90% from baseline PASI scores compared with 0 of 12 in the placebo cohort; this difference was statistically significant (p<0.005).

•

This trial achieved the pre-specified clinical endpoint of reduction in PASI scores at the end of treatment in the 0.16 mg/kg dose cohort with statistical significance (p<0.02) compared to the placebo cohort, but not in the 0.32 mg/kg dose cohort.

•

The 0.16 mg/kg cohort also achieved, with statistical significance (p<0.02), the pre-specified clinical endpoint of improvement in induration, a measure of plaque thickness, at the end of treatment and during the follow-up period.

•

At the end of the four-week follow-up period, 25% (3 of 12) of patients treated with 0.16 mg/kg dose and 31% (4 of 13) with 0.32 mg/kg dose achieved a PASI score of 50 or greater, compared to 0 of 12 placebo patients receiving a PASI score of 50 or greater.

Skin biopsies of a representative psoriatic lesion were collected from each patient at baseline and after completion of treatment to investigate changes in epidermal thickness and immune cell infiltrates. Change in epidermal thickness was the primary endpoint for this trial. Placebo treated patients had a median change in epidermal thickness of +7.7% compared to a median change of -6.4% among IMO-3100 treated patients. The histology endpoint in biopsy samples was not statistically significant and the primary endpoint of this trial was not achieved.

We believe that the results of this trial provide clinical proof of concept of our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

IMO-8400

IMO-8400 is an antagonist of TLR7, TLR8, and TLR9. In the first quarter of 2012, we selected IMO-8400 as the second drug candidate in our autoimmune and inflammatory disease program.

We submitted an IND to the FDA in the third quarter of 2012 and in the fourth quarter initiated a Phase 1 clinical trial at one site in the United States to assess the safety and the pharmacodynamic activity of IMO-8400 in healthy subjects. A total of 42 subjects are scheduled to receive single or multiple ascending doses of IMO-8400 in this trial. The single-dose portion of this trial involved three escalating dose levels of 0.1, 0.3, and 0.6 mg/kg of IMO-8400. Six subjects received IMO-8400 by subcutaneous injection at each dose level of 0.1, 0.3, and 0.6 mg/kg, and an additional six subjects received placebo. IMO-8400 treatment was well tolerated, and the intended target engagement of TLR7, TLR8, and TLR9 was observed in IMO-8400-treated subjects compared to placebo-treated subjects.

We have commenced the multiple-dose portion of this trial. The multiple-dose portion of this trial involves two dose levels of IMO-8400, 0.3 and 0.6 mg/kg, with six subjects at each dose level receiving four weekly doses of IMO-8400 and a total of six subjects receiving placebo. We expect data from the multiple-dose portion of this trial to be available in the second quarter of 2013.

Next Steps

Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We plan to conduct this trial at one site in Europe. In March 2013, we submitted to the regulatory authorities in Europe for review the proposed protocol for this trial. Under the proposed protocol, 32 adult patients with moderate to severe plaque psoriasis would be randomized into one of four cohorts and receive placebo or IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks. We expect that we could initiate this trial as early as the second quarter of 2013. We also plan to initiate a Phase 2 clinical trial of IMO-8400 in patients with lupus in the second half of 2013. Our plans to conduct these Phase 2 trials with IMO-8400 are subject to successful completion of the ongoing Phase 1 trial of IMO-8400. In addition, we intend to consider conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. Our ability to conduct all or any of the two Phase 2 trials and the proof-of-concept study is subject to our ability to raise additional funding to fund the conduct of these trials and the study.

Vaccine Adjuvants — TLR7, TLR8, and TLR9 Agonists

Vaccines are composed of one or more antigens and one or more adjuvants in an appropriate formulation. The function of the adjuvants is to enhance immune recognition of the antigens and increase the ability of the immune system to make antigen-specific antibodies.

In preclinical animal models, our TLR7, TLR8, and TLR9 agonists have shown adjuvant activity when combined with various types of antigens. Preclinical studies that we conducted with our TLR7, TLR8, and TLR9 agonists and various antigens have shown improvements in several measures of antigen recognition, such as achievement of higher antibody levels, higher ratios of specific to nonspecific antibodies, and a reduction in the number of doses required to achieve effective antibody levels. Based in part on these results, we believe that agonists of TLR7, TLR8, and TLR9 have the potential to be used as adjuvants in vaccines.

In December 2006, we entered into a research collaboration with Merck & Co., and granted Merck & Co. an exclusive license to develop and commercialize our TLR7, TLR8, and TLR9 agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck & Co. for cancer, infectious diseases, and Alzheimer’s disease. The original term of the research collaboration was two years and Merck & Co. extended the research collaboration for two additional years to December 2010. During the four-year research collaboration period, multiple TLR agonists were created by us and evaluated by Merck & Co. against the criteria established in the license agreement. In January 2012, in accordance with the research collaboration, Merck & Co. selected multiple novel TLR7, TLR8, and TLR9 agonists for Merck & Co.’s exclusive evaluation and use as vaccine adjuvants under the current license agreement.

Additional TLR Programs

In addition to our TLR programs in autoimmune and inflammatory diseases, and our collaboration with Merck & Co. for the use of TLR7, TLR8, and TLR9 agonists as vaccine adjuvants, we have identified TLR drug candidates for applications in the treatment of cancer, hematological malignancies and respiratory diseases, and created TLR3 agonists for use as vaccine adjuvants. We are seeking to enter into collaborations with third parties to advance these programs. Except in connection with collaborations, we do not plan to expend any additional resources on these programs.

Cancer.    The immune system is capable of recognizing cancer cells as abnormal cells, leading to an immune response. However, the body’s immune response to cancer cells may be weak or absent. We believe that agonists of TLR7, TLR8, and TLR9 can enhance the body’s immune response to cancer cells because TLRs are involved in stimulation of both innate and adaptive immunity.

In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA, Darmstadt, Germany, or Merck KGaA, to research, develop, and commercialize products containing our TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. In November 2011, as part of an agreed-upon termination of our collaboration with Merck KGaA, we regained global rights to IMO-2055 and our other TLR9 agonists, including preclinical lead drug candidates selected for further evaluation under the collaboration, for the treatment of cancer.

We and, during the collaboration period, Merck KGaA, conducted clinical trials of IMO-2055 alone or in combination with other anticancer agents in several cancer indications, including the following:

•	a Phase 1b clinical trial of IMO-2055 in combination with erlotinib and bevacizumab in patients with advanced non-small cell lung cancer, or NSCLC;

•	a Phase 1b clinical trial of IMO-2055 in combination with cetuximab and the chemotherapy regimen FOLFIRI in patients with advanced colorectal cancer;

•	a randomized Phase 2 clinical trial of IMO-2055 in combination with cetuximab in patients with squamous cell carcinoma of the head and neck, or SCCHN; and

•	a Phase 2 clinical trial of IMO-2055 monotherapy in patients with renal cell carcinoma, or RCC.

During 2012 and pursuant to our agreement with respect to the termination of our collaboration with Merck KGaA, Merck KGaA completed the two Phase 1b clinical trials and the randomized Phase 2 clinical trial of IMO-2055 on our behalf.

Hematological Malignancies.    In December 2010, we selected IMO-4200 as a lead TLR7 and TLR8 agonist candidate for the treatment of hematological malignancies. In preclinical models of lymphoma, IMO-4200 in combination with approved cancer treatments increased antitumor activity. We have conducted preclinical studies in mouse models combining IMO-4200 with ofatumumab, an anti-CD20 antibody, and, in separate experiments, with rituximab, an anti-CD20 antibody, plus a chemotherapy agent, fludarabine or bendamustine. In all of these combinations, IMO-4200 improved antitumor activity, increased survival, and enhanced the immunological mechanism of action of the antibody in preclinical models.

Respiratory Diseases.    Asthma and allergy conditions are characterized by an imbalance of the immune system. Currently approved agents for the treatment of asthma and allergy conditions, including steroids and antibodies, are generally designed to suppress symptoms of asthmatic or allergic response. Our TLR9 agonists, by comparison, are designed to induce immune responses that could be useful in restoring immune system balance. In preclinical studies conducted by us and our collaborators, our TLR9 agonists caused improvements in multiple indices of allergic conditions. One of our TLR9 agonists, IMO-2134, was evaluated by our former collaborator, Novartis Pharmaceuticals, Ltd., or Novartis, in a Phase 1 clinical trial.

Vaccine Adjuvants.    We have created proprietary TLR3 agonists for potential use as vaccine adjuvants. In preclinical models, our TLR3 agonists stimulated immune responses, including promoting an increased production of antigen-specific antibodies and cytotoxic T cells as compared to responses induced by the antigen alone in preclinical vaccination studies.

Gene Silencing Oligonucleotides

Through our expertise in nucleic acid chemistry, we have designed and created a new class of molecules to inhibit gene expression. These GSOs are single-stranded RNA or DNA constructs that are complementary to targeted mRNA sequences of therapeutic interest. In preclinical studies, our GSOs have inhibited in vivo gene expression without requiring a delivery enhancement technology.

Collaborative Alliances

An important part of our business strategy is to enter into research and development collaborations, licensing agreements, and other strategic alliances with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential development and commercialization of drugs based on our technology. We are currently party to a collaboration with Merck & Co. We were a party to a collaboration with Merck KGaA that was terminated in November 2011.

Merck & Co.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop and commercialize vaccine products containing our TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases and Alzheimer’s disease. Under the terms of the agreement, we granted Merck & Co. worldwide exclusive rights to a number of our TLR7, TLR8, and TLR9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit under the agreement to the number of vaccines to which Merck & Co. can apply our agonists within these fields. We also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co.’s and our chemistry for use in vaccines in the defined fields. Under the terms of the agreement, Merck & Co. extended the research collaboration for two additional years to December 2010. Under the terms of the agreement:

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

In January 2012, in accordance with the agreement, Merck & Co. selected multiple novel TLR7, TLR8, and TLR9 agonists for Merck & Co.’s exclusive evaluation and use as vaccine adjuvants.

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

•

We agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.4 million using a December 31, 2012 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to us commencing on March 1, 2012 and a final payment payable by us to Merck KGaA upon Merck KGaA’s completion of certain specified activities. As of December 31, 2012, we have paid €0.8 million of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million);

•

We agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a December 31, 2012 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between us and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted us an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. Our option to license the IMOxine trademark has expired. If we elect to exercise our option with respect to the manufacturing and formulation know-how, we have agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

Antisense Technology

We have been a pioneer in the development of antisense technology. We have used our antisense expertise and technology to validate potential targets in the TLR signaling pathway. Antisense compounds may assist us in identifying drug candidates. We also believe that our antisense technology may be useful to pharmaceutical and biotechnology companies that are seeking to develop drug candidates that down-regulate gene targets discovered by, or proprietary to, such companies. Antisense drug candidates are designed to bind to RNA targets through hybridization, and decrease production of the specific protein encoded by the target RNA. We believe that drugs based on antisense technology may be more effective and cause fewer side effects than conventional drugs in applications with well-defined RNA targets because antisense drugs are designed to intervene in a highly specific fashion in the production of proteins, rather than after the proteins are made.

We have licensed specified rights related to antisense technology to certain parties. We also have in-licensed certain rights related to antisense technology.

Out-licenses.    In 2001 we entered into an agreement with Isis Pharmaceuticals, Inc., or Isis, under which we granted Isis a license (with the right to sublicense) to our antisense chemistry and delivery patents and patent applications, but we retained the right to use these patents and applications in our own drug discovery and development efforts and in collaborations with third parties. Isis paid us $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and agreed to pay us a mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of our patents and patent applications. As of December 31, 2012, we have received $0.3 million in sublicense income from Isis. Also under the agreement, we licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. We paid to Isis $0.7 million and issued 1,005,499 shares of our common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and are obligated to pay Isis an annual patent maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. We have the right to use these patents and patent applications in our drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2012, we have only paid Isis annual maintenance fees and have not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. We may terminate at any time the sublicense by Isis to us of the patents and patent applications.

In addition, we are party to two other license agreements involving the license of our antisense patents and patent applications for antisense chemistry and delivery and for specific gene targets, under which we generally are entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2012, we had received a total of $1.5 million under these agreements.

In-licenses.    Our principal in-license related to antisense technology is with University of Massachusetts Medical Center for antisense chemistry and for certain gene targets. Under the terms of our license agreement with University of Massachusetts Medical Center, we are the worldwide, exclusive licensee under a number of U.S. issued patents and various patent applications owned by University of Massachusetts Medical Center relating to the chemistry of antisense oligonucleotides and their use. Many of these patents and patent applications have corresponding applications on file or corresponding patents in other major industrial countries. The patents licensed to us by University of Massachusetts Medical Center expire at dates ranging from 2013 to 2019. This license expires upon the expiration of the last to expire of the patents covered by the license. Under the agreement, we have agreed to pay a low single-digit royalty on net product sales, a low double-digit percentage of any sublicense license income we receive, and a small annual license maintenance fee. Since 1999, we have paid approximately $1.7 million to University of Massachusetts Medical Center under this license agreement.

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

Research and Development Expenses

For the years ended December 31, 2012, 2011 and 2010, we spent approximately $13.7 million, $18.0 million, and $24.2 million on research and development activities.

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

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

•	Novel chemical entities that function as agonists of TLR3, TLR7, TLR8 or TLR9;

•	Novel chemical entities that function as antagonists of TLR7, TLR8 or TLR9; and

•	Use of our novel chemical entities and chemical modifications to treat and prevent a variety of diseases.

As of January 31, 2013, we owned 66 U.S. patents and patent applications and 161 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use for our immune modulatory compounds, including IMO-3100, IMO-8400, and IMO-2055. As of January 31, 2013, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have U.S. patent applications that cover the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-2055, we have issued U.S. patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims in the United States expiring in 2023.

As of January 31, 2013, we also own three U.S. patent applications and six corresponding worldwide patent application for our GSO compounds and methods of their use. Patents issuing from these applications, if any, would expire at their earliest in 2030.

In addition to our TLR-targeted patent portfolio, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of January 31, 2013, our antisense patent portfolio included 93 U.S. patents and patent applications and 85 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2013 to 2022.

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

Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others or to determine the appropriate term for an issued patent. In addition, the United States Patent and Trademark Office, or USPTO, may declare interference proceedings to determine the priority of inventions with respect to our patent applications or reexamination or reissue proceedings to determine if the scope of a patent should be narrowed. Litigation or any of these other proceedings could result in substantial costs to and diversion of effort by us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

In January 2010, we filed a lawsuit against the USPTO in the United States District Court for the District of Columbia. In light of recent decisions in that court and the Court of Appeals for the Federal Circuit, we believe the USPTO assigned a shorter patent term to some of our U.S. patents than was allowed by law. We filed the lawsuit to obtain a determination of the appropriate patent term for these patents. This case has been stayed pending the final decision in an earlier case filed by another company with a similar fact pattern and seeking the same resolution.

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

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

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

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB for each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.9 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $520,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months of submission, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months of submission. If the drug is considered to be a new molecular entity, or NME, these time periods are measured from the official “filing” date rather than the date of submission, which generally adds two months to the review period. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening disease condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the disease condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA agrees to a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

Under FDA policies, a product candidate may be eligible for priority review, or review within a six-month time frame from the time a complete application is submitted (for non-NMEs) or filed (for NMEs). Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a safe and effective therapy where no satisfactory alternative exists or a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Failure to conduct required post-approval studies, or verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough designation

Under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Pediatric information

Under the Pediatric Research Equity Act, as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

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

Section 505(b)(2) new drug applications

Most drug products obtain FDA marketing approval pursuant to a full NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

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

Additional provisions

Anti-kickback and false claims laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also be found to violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Under our collaborative agreement with Merck & Co., Merck & Co. is responsible for manufacturing the drug candidates.

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune and inflammatory diseases and for use as vaccine adjuvants. We have two drug candidates in clinical development in our autoimmune and inflammatory disease program. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8, and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. In addition, we are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in oncology and respiratory diseases, and for the use of TLR3 agonists as vaccine adjuvants, as well as applications of our GSO technology platform. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR targeted compounds as well as non-TLR targeted therapies.

Our principal competitor developing TLR-targeted compounds for autoimmune and inflammatory diseases is Dynavax Technologies Corporation, or Dynavax, with its collaborator, GlaxoSmithKline plc., or GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Inc., or VaxInnate, Intercell AG, and Cytos Biotechnology AG.

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

Employees

As of January 31, 2013, we employed 18 individuals, nine of whom are engaged in research and development and 10 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Information Available on the Internet

Our internet address is www.iderapharma.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

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

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash and cash equivalents of approximately $10.1 million at December 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 1 clinical trial of IMO-8400 in healthy subjects that we initiated in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune and inflammatory disease program. We will need to raise additional funds prior to the end of the second quarter of 2013 in order to further advance our autoimmune and inflammatory disease program, commence any clinical trials and operate our business and continue as a going concern. Although we are exploring financing alternatives, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds by late in the second quarter of 2013, we expect that we will terminate our operations and pursue a liquidation of the company through a sale or license of assets or a possible bankruptcy.

If we are able to raise funds by the end of the second quarter of 2013 and continue to fund operations, we expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the top-line results of the Phase 2 trial of IMO-3100 and anticipated results of the ongoing Phase 1 clinical trial of IMO-8400;

•	developments related to our existing collaboration with Merck & Co.;

•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or an alternative national securities exchange;

•	the cost, timing, and outcome of regulatory reviews;

•

competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or further cost reductions.

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates, relinquish rights to portions of our technology, drug candidates and/or products or terminate our operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our financial statements as of December 31, 2012 and for the fiscal year then ended, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring losses and negative cash flows from operations will require us to raise additional capital or obtain alternative means of financial support, or both, prior to December 31, 2013 in order to continue to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. As we only have funding to fund our operations into the third quarter of 2013, we will need to raise substantial additional funds in order to conduct research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. The going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to finance our operations. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates, relinquish rights to portions of our technology, drug candidates and/or products or terminate our operations and pursue a liquidation of the company through a sale or license of assets or a possible bankruptcy.

We must meet the Nasdaq Capital Market continued listing requirements or we risk delisting. If our common stock is delisted, our stock price may decline and it will likely make it more difficult for us to sell securities in a financing and for our stockholders to trade our stock.

Our common stock began trading on the Nasdaq Capital Market on February 7, 2013. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to satisfy the $2.5 million stockholders’ equity requirement on or before May 22, 2013 and to otherwise meet the continued listing requirements of the Nasdaq Capital Market. If we do not meet these requirements by such date, our common stock will be delisted.

Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market advising us that we were not in compliance with the $50.0 million minimum market value of listed securities requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). Nasdaq also noted in its letter that we did not satisfy the alternative requirement under Nasdaq Listing Rule 5450(b)(1)(A), which requires registrants to maintain a minimum of $10.0 million in stockholders’ equity. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum $50.0 million market value continued listing requirement.

On December 5, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market advising us that we had not regained compliance with the minimum $50.0 million market value of listed securities requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A) or the minimum $10.0 million stockholders’ equity alternative continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A), and that, unless we requested a hearing before the Nasdaq Listing Qualifications Hearings Panel, or Panel, trading in our common stock would be suspended at the opening of business on December 14, 2012, and our common stock would be delisted from the Nasdaq Global Market. We requested a hearing before the Panel at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we have satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and have otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, we received a revised determination from the Panel indicating that the Panel had extended the date by which we are required to satisfy the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meet the continued listing requirements of the Nasdaq Capital Market from March 31, 2013 to May 22, 2013. In addition, by May 22, 2013, we are required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014.

In addition, on November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had been provided 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. The Nasdaq letter stated that if, at any time before May 28, 2013, the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will be deemed to have regained compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by May 28, 2013, Nasdaq will provide us with a written notification that our common stock is subject to delisting. We may be eligible to receive an additional 180 day grace period (for a total of 360 days from November 26, 2012) to regain compliance with the minimum bid price requirement provided that we satisfy the continued listing standard for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, as of May 28, 2013.

If our common stock is delisted from Nasdaq, it may be eligible to trade on the Over-The-Counter Bulletin Board, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if delisted from the Nasdaq Capital Market, will be listed on a national securities exchange, a national quotation service, the Over-The-Counter Bulletin Board or the pink sheets. Delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2012, we had an accumulated deficit of $394.7 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2012, we incurred losses of $134.5 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of January 31, 2013, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of autoimmune and inflammatory diseases. If we terminate the development of the program or any of our drug candidates in the program, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates, IMO-3100 and IMO-8400, as part of our autoimmune and inflammatory disease program. Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We plan to conduct this trial at one site in Europe. In March 2013, we submitted to the regulatory authorities in Europe the proposed protocol for this trial. Under the proposed protocol, 32 adult patients with moderate to severe plaque psoriasis would be randomized into one of four cohorts and receive placebo or IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks. We expect that we could initiate this trial as early as the second quarter of 2013. We also plan to initiate a Phase 2 clinical trial of IMO-8400 in patients with lupus in the second half of 2013. Our plans to conduct these Phase 2 trials with IMO-8400 are subject to successful completion of the ongoing Phase 1 trial of IMO-8400. In addition, we intend to consider conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. Our ability to conduct all or any of the two Phase 2 trials and the proof-of-concept study is subject to our ability to raise additional funding to fund the conduct of these trials and the study.

As such, we anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our drug candidates in our autoimmune and inflammatory disease program. Our ability to generate product revenues will also depend on the development and commercialization of the drug candidates being developed under our collaboration with Merck & Co. Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

•

During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated in the second quarter of 2012 the fourweek Phase 2 clinical trial that we completed in the fourth quarter of 2012. We cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

•

In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on preliminary observations in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations. During the third quarter of 2011, we re-assessed and prioritized our drug development programs, and determined to discontinue further investment of internal resources on the development of IMO-2125 for the treatment of HCV.

•

In July 2011, Merck KGaA informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab in patients with first-line SCCHN and subsequent re-evaluation of its clinical development program, Merck KGaA had determined that it would not conduct further clinical development of IMO-2055. In November 2011, as part of an agreed-upon termination of our collaboration with Merck KGaA, we regained global rights to IMO-2055 and our other TLR9 agonists, including preclinical lead drug candidates selected for further evaluation under the collaboration, for the treatment of cancer. In May 2012, we announced that in the Phase 2 trial of IMO-2055 in combination with cetuximab in patients with second-line SCCHN, the combination of IMO-2055 and cetuximab did not meet the primary endpoint of the trial.

We intend to seek to enter into collaborations with pharmaceutical companies to advance the use of our TLR candidates. Our setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimes;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These setbacks with respect to TLR-targeted drug candidates may result in enhanced scrutiny by regulators or IRBs of clinical trials of TLR-targeted drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of TLR-targeted drug candidates.

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

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. For example, in our Phase 1 clinical trial of IMO-2125 in patients with chronic HCV infection who had not responded to the current standard of care therapy, completion of each cohort took longer than anticipated due to enrollment procedures. Patient accrual is a function of many factors, including:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the nature of the trial, including the pattern of patient enrollment;

•	the existence of competitive clinical trials; and

•	the availability of alternative treatments.

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

Commencing clinical trials may be delayed for a number of reasons, including delays in:

•	manufacturing sufficient quantities of drug candidate that satisfy the required quality standards for use in clinical trials;

•	demonstrating sufficient safety to obtain regulatory approval for conducting a clinical trial;

•	reaching an agreement with any collaborators on all aspects of the clinical trial;

•	reaching agreement with contract research organizations, if any, and clinical trial sites on all aspects of the clinical trial;

•	resolving any objections from the FDA or any regulatory authority on an IND or proposed clinical trial design;

•	obtaining IRB approval for conducting a clinical trial at a prospective site; and

•	enrolling patients in order to commence the clinical trial.

The technologies on which we rely are unproven and may not result in any approved and marketable products.

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds targeted to TLRs and on GSOs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of GSOs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

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

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune and inflammatory diseases and for use as vaccine adjuvants. We have two drug candidates in clinical development in our autoimmune and inflammatory disease program. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8, and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. Finally, we are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in oncology and respiratory diseases, and for the use of TLR3 agonists as vaccine adjuvants, as well as applications of our GSO technology platform. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR targeted compounds as well as non-TLR targeted therapies.

Our principal competitor developing TLR-targeted compounds for autoimmune and inflammatory diseases is Dynavax, with its collaborator, GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Intercell AG and Cytos Biotechnology AG.

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

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2015, but automatically extends annually for additional one year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

An important element of our business strategy includes entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic partnership with Merck & Co., which merged with Schering-Plough, which has been involved with certain TLR-targeted research and development programs. Although the merger has not affected our partnership with Merck & Co. to date, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnership with us or terminate the strategic partnership. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, effective as of February 2010, Novartis terminated the research collaboration and option agreement that we entered into with it in May 2005, and in November 2011, we entered into an agreement with Merck KGaA terminating our collaboration with them. In addition, Merck & Co. may terminate its license and research collaboration agreement by giving us 90 days advance notice. The termination or expiration of our agreement with Merck & Co. or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

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

As of January 31, 2013, we owned 66 U.S. patents and patent applications and 161 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400 and IMO-2055. As of January 31, 2013, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have U.S. patent applications that cover the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-2055, we have issued U.S. patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims in the United States expiring in 2023.

As of January 31, 2013, we owned three U.S. patent applications and six worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of January 31, 2013, our antisense patent portfolio included 93 U.S. patents and patent applications and 85 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2013 to 2022.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

Although we have many issued patents and pending patent applications in the United States and other countries, we may not have rights under certain third-party patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. In particular, we are aware of third-party U.S. patents that contain broad claims related to the use of certain oligonucleotides for stimulating an immune response, although we do not believe that these claims are valid. In addition, there may be other patents and patent applications related to our products of which we are not aware. Therefore, in some cases, in order to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or under third-party patents that might issue from U.S. and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

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

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2013 to 2022. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

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

Any contract manufacturers with which we enter into manufacturing arrangements will be subject to ongoing periodic, unannounced inspections by the FDA, or foreign equivalent, and corresponding state and foreign agencies or their designees to ensure compliance with cGMP requirements and other governmental regulations and corresponding foreign standards. For example, one of our contract manufacturers notified us that it had received a cGMP warning letter from the FDA in February 2011. This contract manufacturer no longer manufactures drug product for us. Any failure by our third-party manufacturers to comply with such requirements, regulations or standards could lead to a delay in the conduct of our clinical trials, or a delay in, or failure to obtain, regulatory approval of any of our drug candidates. Such failure could also result in sanctions being imposed, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, product seizures or recalls, imposition of operating restrictions, total or partial suspension of production or distribution, or criminal prosecution.

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of January 31, 2013, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/BLA regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 clinical trials of IMO-2125 in patients with chronic HCV infection, our Phase 1 and Phase 2 clinical trials of IMO-3100, and our ongoing Phase 1 clinical trial of IMO-8400, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

Most patients rely on Medicare, Medicaid, private health insurers, and other third-party payors to pay for their medical needs, including any drugs we may market. If third-party payors do not provide adequate coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. While the program established by this statute may increase demand for our products if we were to participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries or may otherwise negotiate the price they are willing to pay.

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

Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could limit the price we might establish for products that we or our current or future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us.

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

As part of the financing we consummated in November 2012, we agreed that we would seek stockholder approval of an amendment to the Company’s certificate of incorporation and bylaws to eliminate the classified board of directors.

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

The preferred stock and warrants issued to certain affiliates of Pillar Invest Corporation, our largest stockholder group, in connection with our Series D and Series E financing have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders. As a result, the interests of Pillar and its affiliates may differ from the interests of our common stockholders.

In connection with our Series D preferred stock and Series E preferred stock financings, we issued to affiliates of Pillar Invest Corporation, or Pillar, 1,124,260 shares of our Series D preferred stock (which shares are convertible into 6,266,175 shares of our common stock), 424,242 shares of our Series E preferred stock (which shares are convertible into 8,484,840 shares of our common stock) and warrants exercisable for 11,295,490 shares of our common stock. As a result, Pillar and its affiliates are our largest stockholder. In addition, two members of our board of directors are affiliates of Pillar. In connection with their ownership of these securities, Pillar and its affiliates obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. As a result, the interests of Pillar and its affiliates may differ from the interests of the holders of our common stock in material respects. Although there are contractual limitations on the beneficial ownership and voting rights of Pillar, Pillar may still be able to exert substantial influence over the Company.

The securities issued in our Series D and Series E financings have certain rights, preferences and privileges that may adversely affect our common stockholders and that may adversely affect our ability to obtain financing in the future.

The rights, preferences and privileges of the Series D preferred stock and Series E preferred stock that we issued and sold in our November 2011 Series D financing and November 2012 Series E financing, respectively, provide the holders of such securities with significant rights, including preferential rights with respect to dividends, liquidation and, upon certain transactions, redemption, which are not provided to the holders of our common stock. The dividend rights of the Series D preferred stock and Series E preferred stock may adversely affect our liquidity. For example, our obligation to pay quarterly cash dividends to the holders of our preferred stock has reduced and will continue to reduce the funds that would otherwise be available to us for working capital and other general corporate purposes. In addition, under certain circumstances, we are entitled to pay dividends on our Series D preferred stock in shares of common stock. If we were to pay such dividends in common stock, our existing stockholders will experience dilution. In the event of a liquidation, dissolution or winding up of our company, including a sale of our company, the holders of our Series D preferred stock and Series E preferred stock will be entitled to receive an aggregate of up to approximately $15.3 million before any cash distribution may be made or any other assets may be distributed to the holders of our common stock. Further, pursuant to the redemption rights of the Series D preferred stock, upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions (and in lieu of any liquidation preference the Series D preferred stock may otherwise be entitled to), the holders of shares of our Series D preferred stock may require that we redeem the Series D preferred stock held by them at a cash price equal to the original Series D preferred stock purchase price (approximately $9.1 million in the aggregate) plus all accrued or declared but unpaid dividends thereon.

The rights, preferences and privileges associated with our Series D preferred stock and Series E preferred stock may adversely affect our ability to obtain financing in the future, including potentially limiting the price that investors might be willing to pay in the future for shares of our common stock or our other securities.

Our stock price has been and may in the future be extremely volatile. In addition, because an active trading market for our common stock has not developed, our investors’ ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

Our stock price has been volatile. During the period from January 1, 2010 to January 31, 2013, the closing sales price of our common stock ranged from a high of $6.94 per share to a low of $0.68 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;

•	timing and results of nonclinical studies and clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or an alternative national securities exchange;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the terms of any financing consummated by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry, and market conditions.

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

Not applicable.

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

Market Information

During fiscal 2012 and 2011, the Company’s common stock was listed on the Nasdaq Global Market under the symbol “IDRA.” Effective February 7, 2013, the Company’s common stock listing was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the Nasdaq Global Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2011

First Quarter	$3.73	$2.34

Second Quarter	2.74	2.00

Third Quarter	2.24	1.02

Fourth Quarter	2.04	.95

2012

First Quarter	$2.09	$1.04

Second Quarter	2.19	.83

Third Quarter	1.22	.88

Fourth Quarter	1.15	.65

As of January 31, 2013, we had approximately 130 common stockholders of record registered on the books of the Company, excluding shares held through banks and brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Comparative Stock Performance

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2007 through December 31, 2012, when it was traded on the Nasdaq Global Market under the ticker symbol “IDRA,” with the cumulative total return of the NASDAQ Biotechnology Index and the Russell 2000 Index. This graph assumes an investment of $100 on December 31, 2007 in the Company’s common stock and in each of the indices and assumes that dividends are reinvested.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
IDERA PHARMACEUTICALS, INC.	100.00	58.63	39.47	22.06	8.02	6.79
RUSSELL 2000 INDEX	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ BIOTECHNOLOGY INDEX	100.00	93.40	103.19	113.89	129.12	163.33

Item 6.	Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$51	$53	$16,110	$34,518	$26,450

Operating expenses:
Research and development	13,673	17,969	24,226	18,570	16,152
General and administrative	6,279	7,939	9,867	8,561	9,798

Total operating expenses	19,952	25,908	34,093	27,131	25,950

(Loss) income from operations	(19,901)	(25,855)	(17,983)	7,387	500
Other income (expense):
Decrease in fair value of warrant liability	675	1,974	—	—	—
Investment income, net	9	30	116	145	1,344
Interest expense	—	—	(2)	(3)	(92)
Foreign currency exchange (loss) gain	(23)	75	(94)	(27)	(267)

(Loss) income before income taxes	(19,240)	(23,776)	(17,963)	7,502	1,485
Income tax benefit	—	—	—	44	24

Net (loss) income	$(19,240)	$(23,776)	$(17,963)	$7,546	$1,509

Preferred stock accretion and dividends	3,210	4,548	—	—	—

Net (loss) income applicable to common stockholders	$(22,450)	$(28,324)	$(17,963)	$7,546	$1,509

Basic net (loss) income per share applicable to common stockholders	$(0.81)	$(1.03)	$(0.71)	$0.32	$0.07

Diluted net (loss) income per share applicable to common stockholders	$(0.81)	$(1.03)	$(0.71)	$0.31	$0.06

Shares used in computing basic net (loss) income per common share applicable to common stockholders (1)	27,639	27,623	25,139	23,420	22,655

Shares used in computing diluted net (loss) income per common share applicable to common stockholders (1)	27,639	27,623	25,139	24,079	25,331

Net (loss) income	(19,240)	(23,776)	(17,963)	7,546	1,509
Other comprehensive (loss) income: Decrease in unrealized gain on available –for-sale securities	—	(13)	32	17	(44)

Other comprehensive (loss) income	—	(13)	32	17	(44)

Comprehensive (loss) income	$(19,240)	$(23,789)	$(17,931)	$7,563	$1,465

Balance Sheet Data:
Cash, cash equivalents and investments	$10,096	$24,571	$34,643	$40,207	$55,606
Working capital	6,163	18,741	32,100	23,054	32,099
Total assets	10,823	25,595	36,881	47,639	59,400
Capital lease obligations	12	—	8	28	49
Redeemable preferred stock	5,921	5,921	—	—	—
Accumulated deficit	(394,658)	(375,418)	(351,642)	(333,679)	(341,225)
Total stockholders’ equity	706	12,024	33,101	33,105	22,167

(1)	Computed on the basis described in Note 11 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. We are focusing our development efforts on the treatment of autoimmune and inflammatory diseases. We have two drug candidates, IMO-3100, a TLR7 and TLR9 antagonist, and IMO-8400, a TLR7, TLR8, and TLR9 antagonist, in clinical development for the treatment of autoimmune and inflammatory diseases. We recently announced top-line data from a Phase 2 clinical trial of IMO-3100 in patients with moderate to severe plaque psoriasis. We believe that the results of this trial provide clinical proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

TLRs are specific receptors present in immune system cells. Using a chemistry-based approach, we have created synthetic DNA- and RNA-based compounds that are targeted to TLR3, TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. A TLR agonist is a compound that stimulates an immune response through the targeted TLR.

We believe that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases, including autoimmune and inflammatory diseases, cancer and respiratory diseases, and for use as vaccine adjuvants. We are a party to a collaboration alliance with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), or Merck & Co., for the use of agonists of TLR7, TLR8, and TLR9 as adjuvants in the development of vaccines for cancer, infectious diseases, and Alzheimer’s disease. We are seeking to enter into additional collaborative alliances with third parties with respect to our TLR-targeted programs in oncology, hematological malignancies, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants.

We had cash and cash equivalents of approximately $10.1 million at December 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 1 clinical trial of IMO-8400 in healthy subjects that we initiated in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune and inflammatory disease program, including preparations for a planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis. We will need to raise additional funds prior to the end of the second quarter of 2013 in order to further advance our autoimmune and inflammatory disease program, commence any clinical trials and operate our business and continue as a going concern. Although we are exploring financing alternatives, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds by late in the second quarter of 2013, we expect that we will terminate our operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

At December 31, 2012, we had an accumulated deficit of $394.7 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation and our Series D redeemable convertible preferred stock and related common stock warrants. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and convertible preferred stock and related common stock warrants fit the description of critical accounting estimates and judgments.

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

The following revenue recognition policy incorporates Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Element Revenue Arrangements” and ASU No. 2010-17, “Milestone Method of Revenue Recognition” both of which we adopted on January 1, 2011. These new accounting standards did not affect revenue that we earned through December 31, 2012. We plan to follow No. 2009-13 prospectively for any arrangements entered into or materially modified after the adoption date. We plan to follow ASU No. 2010-17 prospectively for any future milestones.

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

Our allocation of fixed or determinable payments to the separate units of accounting is based on the relative-selling-price method, which is based on the following hierarchy used in determining the selling price for each unit of accounting: (1) vendor specific objective evidence, or VSOE, the price at which the item is regularly sold by the vendor on a standalone basis, is the preferred method; (2) third-party evidence, or TPE, of vendors selling similar goods to similarly situated customers on a standalone basis if VSOE of selling price of a product or service is not available; and (3) best estimate of selling price if neither VSOE nor TPE of selling price of a product or service is available.

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

Stock-Based Compensation

We recognize all share-based payments to employees and directors as expense in our statements of operations and comprehensive loss based on their fair values. We record compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Prior to December 2011, the vesting of all of our stock options was based on the passage of time and the employees’ continued

service. In December 2011 and January 2012, we granted performance based stock options to purchase 697,500 shares of common stock to employees. As of the grant date of such options, options to purchase 174,375 shares were to vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares were to vest over a three-year service period upon the achievement of the same performance conditions. During 2012 we achieved three of the specified performance conditions. As a result, options to purchase 80,213 shares vested immediately and options to purchase 240,640 shares began vesting over a three-year period in accordance with the terms of the performance-based options. In addition, during 2012, four of the specified performance conditions were not met by their deadlines resulting in the cancellation of 156,797 performance-based options. We recognize expense over the implicit and explicit service periods for awards with performance conditions when we determine the achievement of the performance conditions to be probable.

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

We recorded charges of $2.1 million, $2.7 million, and $3.7 million in our statements of operations and comprehensive loss for the years ended December 31, 2012, 2011 and 2010, respectively, for stock compensation expense attributable to share-based payments made to employees and directors. The decrease in stock compensation expense for 2012, as compared to 2011, was primarily due to decreases in the expense associated with employee options granted before 2009 and director options granted before 2010. The decrease in stock compensation expense for 2011, as compared to 2010, was primarily due to decreases in the expense associated with employee options granted before 2008 and director options granted before 2009, as well as 2010 stock compensation expense associated with the modification of stock options during 2010 as a result of our adoption of policies on the treatment of options in connection with director or employee retirement.

Convertible Preferred Stock and Warrants

Series D Redeemable Convertible Preferred Stock and Warrants

On November 4, 2011, we received net proceeds of $9.1 million from the sale and issuance of shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, and related warrants to purchase shares of our common stock, or Series D warrants. We first assessed these financial instruments under Accounting Standards Codification, or ASC 480, “Distinguishing Liabilities from Equity”, and determined that neither financial instrument was within the scope of ASC 480. We then assessed these financial instruments under ASC 815, “Derivatives and Hedging” as follows:

Series D Warrants.    We determined that the Series D warrants were a derivative instrument as they contained a price protection feature that causes the Series D warrants to not be considered “indexed to the company’s own stock” and to therefore not be qualified for the exemption requirements in ASC 815-40. We recorded the Series D warrants as a liability at fair value as of the November 4, 2011 transaction date and marked the recorded amount to fair value through earnings each quarter. The fair value of the Series D warrants was $3.2 million on the November 4, 2011 transaction date and $1.2 million at December 31, 2011. The $2.0 million decrease in the fair value between November 4, 2011 and December 31, 2011 was recorded as non-operating income in 2011. The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012, the date on which we sold shares of our Series E convertible preferred stock, or Series E preferred stock, and related warrants to purchase shares of our common stock, or Series E warrants, in a financing transaction, resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum price of $1.46 per share. As a result, the Series D warrants are no longer being subject to any anti-dilution adjustments and now meet the exception under ASC 815-40 as they were now considered “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, we marked the Series D warrants to fair value through earnings as of November 9, 2012, and reclassified the remaining $0.5 million balance of the Series D warrant liability to stockholders equity at that time.

Series D Redeemable Convertible Preferred Stock.    We determined that the Series D preferred stock contained three embedded features: (1) optional redemption by the company; (2) optional redemption by the holder and (3) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative. We determined that the Series D preferred stock should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. We noted the following regarding these embedded features:

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

Optional Conversion by the Holder.    We determined that the optional conversion by holder feature was clearly and closely related to the Series D preferred stock host. As such the conversion feature did not require bifurcation under ASC 815.

We then assessed the Series D preferred stock under ASC 470, “Debt,” to determine if there was a beneficial conversion feature, or BCF. We determined the value of the BCF by comparing (1) the $6.3 million financing proceeds allocated to the Series D preferred stock, computed by reducing the $9.5 million gross proceeds from the Series D financing by the $3.2 million fair value of the Series D warrants, to (2) the $10.7 million intrinsic value of the common stock that the Series D preferred stock could be converted into on the date of the Series D financing. Based on this comparison, we determined the BCF to be $4.4 million which we recorded in additional paid-in capital.

As the Series D preferred stock contains a contingent put feature that is outside of our control, it is considered redeemable and we have recorded it in temporary equity. The initial carrying value of the Series D preferred stock was $1.5 million, after discounts for the portion of the financing proceeds allocated to the warrant liability, the BCF and the financing transaction costs. Since the Series D preferred stock was immediately convertible, the $4.4 million discount related to the BCF was immediately accreted to preferred dividends in 2011, resulting in an increase in the carrying value of the Series D preferred stock to $5.9 million. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D preferred stock, resulting in the conversion price of the Series D preferred stock being reduced and fixed at $1.46 per share, and such shares no longer being subject to any anti-dilution adjustments. The anti-dilution adjustment to the conversion price of the Series D preferred stock resulted in an additional $1.2 million discount on the purchase price of the Series D preferred stock and resulted in an additional BCF. The $1.2 million additional BCF was immediately accreted to preferred dividends in November 2012 which resulted in the carrying value of the Series D preferred stock remaining at $5.9 million. The holders of shares of Series D preferred stock then outstanding are entitled to require us to purchase such shares of Series D preferred stock for $9.1 million plus any accrued but unpaid dividends upon the occurrence of a fundamental change of the Company. Since we have determined that a fundamental change of the Company is not currently probable, the remaining discount of $3.2 million is not accreted to preferred stock dividends in our statements of operations and comprehensive loss. Such amount will only be accreted to preferred dividends in our statements of operations and comprehensive loss at the time that the redemption becomes probable, if ever.

If we had determined that the Series D preferred stock was a debt host rather than an equity host, the conversion feature would have been bifurcated and accounted for as a derivative. If the conversion feature had been accounted for as a derivative it would have been marked to fair value each quarter with the change in fair value being recorded in other income (expense) in our statements of operations and comprehensive loss. This would have materially affected our net loss available for common stockholders and loss per share.

Series E Convertible Preferred Stock

On November 9, 2012, we received net proceeds of $6.0 million from the sale and issuance of shares of our Series E preferred stock and Series E warrants to purchase shares of our common stock. We first considered the Series E preferred stock under ASC 480 and determined that it was not mandatorily redeemable. We then identified the following three embedded features within the Series E preferred stock: (1) optional conversion by the holder; (2) optional redemption by the company; and (3) an alternative redemption by the company. We determined that the Series E preferred stock was equity like. We was assessed the optional conversion by the holder to be clearly and closely related to the preferred stock and thus not subject to bifurcation under ASC 815. The optional redemption by us and the alternative redemption by us were both indexed to our own stock and met the criteria for equity classification under ASC 815-40 and thus were not required to be bifurcated.

We issued the Series E preferred stock together with Series E warrants to purchase up to 8,484,840 shares of common stock. Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. We computed the fair value of the warrants using the Black Scholes Model and determined it to be $2.9 million. We recorded the $2.3 million prorated value of the warrants as additional paid-in capital.

We then considered the Series E preferred stock under ASC 470-20 to determine if a BCF existed. As of the transaction date, we computed a BCF of $1.3 million using the initial stated conversion rate. Since the conversion feature is immediately exercisable, we accreted the $1.3 million BCF immediately to preferred dividends

New Accounting Pronouncements

We adopted Financial Accounting Standards Board, or FASB, ASU No. 2011-04, “Fair Value Measurement (Topic 820)” on a prospective basis effective January 1, 2012. ASU No. 2011-04 updates the existing fair value measurement guidance currently included in the ASC to achieve common fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles, or U.S. GAAP, and International Financial Reporting Standards. ASU No. 2011-04 is generally consistent with the Company’s previous fair value measurement policies but includes additional disclosure requirements, particularly for assets and liabilities that require the use of Level 3 inputs to measure fair value. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2012, we adopted ASU No. 2011-05, “Comprehensive Income”, which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 is applied retroactively to all periods presented. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ (deficit) equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial position or results of operations.

Results of Operations

Years ended December 31, 2012, 2011 and 2010

Alliance Revenue

Our alliance revenues are comprised primarily of revenue earned under various collaboration and licensing agreements which include license fees, research and development revenues, including reimbursement of internal and third-party expenses, milestones and patent-related reimbursements.

The following table is a summary of our alliance revenue earned under our collaboration and licensing agreements:

	Year Ended December 31,			Annual Percentage Change
	2012	2011	2010	2012/2011	2012/2011
	(In millions)
License fees	$—	$—	$12.2	—	(100)%
Research and development	—	—	0.1	—	(100)%
Milestones	—	—	3.8	—	(100)%
Other	0.1	0.1	—	—	—

Total alliance revenue	$0.1	$0.1	$16.1	—	(99)%

License Fees.    License fees primarily include license fee revenue recognized during 2010 under our collaborations with Merck & Co. and Merck KGaA, Darmstadt, Germany, or Merck KGaA. License fee revenue during 2010 was comprised of amortization of the upfront license fee payments under these collaborations. We recognized license fee revenue ratably over the expected period of our continuing involvement in the collaborations, which has generally represented the estimated research period of the agreement.

The following table is a summary of license fees recognized under our two collaborations during 2010:

Collaborator	Year Ended December 31, 2010
(In millions)
Merck KGaA	$7.3
Merck & Co.	4.8

We received a $40.0 million upfront payment from Merck KGaA in Euros in February 2008 of which we received $39.7 million due to foreign currency exchange rates in effect at the time. We recognized the $40.0 million upfront payment as revenue over the twenty eight-month research term that ended in June 2010. We received a $20.0 million upfront payment from Merck & Co. in December 2006. We recognized the $20.0 million upfront payment as revenue over the two-year initial research term and the two-year extension period that ended in December 2010. Since we completed the research portions of these collaborations during 2010, all of the upfront license fee payments were fully amortized by December 2010. Consequently, the amount of license fee revenue that we recognized under the Merck KGaA and Merck & Co. collaborations decreased in 2010 and we did not recognize any license fee revenue during 2011 and 2012.

Research and Development Revenue.    Research and development revenues in 2010 consisted of reimbursement of us by Merck KGaA of costs incurred by us in connection with clinical trials under our collaboration agreement with Merck KGaA. By March 2010, Merck KGaA had assumed sponsorship of these clinical trials of IMO-2055 and we did not conduct any clinical trials of IMO-2055 after 2010. As a result, we did not incur any such costs or receive any such reimbursements in 2011 and 2012 and as such did not recognize any research and development revenue in 2011 and 2012.

Milestone Revenue.    In 2011 and 2012, we received no milestone payments. In 2010, we received $3.8 million as a result of the initiation by Merck KGaA of a Phase 1b clinical trial of IMO-2055 in treatment of patients with squamous cell carcinoma of the head and neck, or SCCHN.

Other Revenue.    Other revenue consisted of reimbursement by licensees of costs associated with patent maintenance.

Research and Development Expenses

Research and development expenses decreased by approximately $4.3 million, or 24%, from $18.0 million in 2011 to $13.7 million in 2012 and decreased by approximately $6.2 million, or 26%, from $24.2 million in 2010 to $18.0 million in 2011. In the following table, research and development expense is set forth in six categories which are discussed beneath the table:

	Year Ended December 31,			Annual Percentage Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions)
IMO-3100 external development expense	$2.5	$1.7	$5.2	47%	(67)%
IMO-8400 external development expense	0.5	—	—	—	—
IMO-2055 external development expense (cost of regaining rights to cancer program in 2011)	—	2.4	—	(100)%	—
IMO-2125 external development expense	0.2	2.1	7.5	(90)%	(72)%
Other drug development expense	5.1	4.8	3.9	6%	23%
Basic discovery expense	5.4	7.0	7.6	(23)%	(8)%

	$13.7	$18.0	$24.2	(24)%	(26)%

IMO-3100 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $9.9 million in external development expenses from November 2009 through December 31, 2012, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

The increase in IMO-3100 expenses in 2012, as compared to 2011, was primarily attributable to costs incurred in 2012 in connection with the preparation for and conduct of our Phase 2 clinical trial of IMO-3100 in patients with psoriasis that we initiated in April 2012 and for which we completed patient activities in December 2012. The increases in 2012 were partially offset by decreases in costs associated with nonclinical studies, the manufacture of IMO-3100 drug supply, costs incurred in the 2011 periods in preparation for a previously planned Phase 2 clinical trial, and data analysis of the completed Phase 1 clinical trials of IMO-3100.

The decrease in IMO-3100 expenses in 2011 as compared to 2010 was primarily attributable to lower costs in 2011 associated with nonclinical safety studies, lower expenses in 2011 associated with the manufacture of additional IMO-3100 drug supplies, and the completion of all patient activities in 2010 with respect to our Phase 1 clinical trials. These reductions in 2011 expenses for IMO-3100 relative to 2010 expenses were partially offset by 2011 costs associated with the preparation for a planned Phase 2 clinical trial.

We expect IMO-3100 expenses in 2013 to decrease relative to 2012 expenses, due to the completion of patient activities in the Phase 2 trial in 2012.

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $0.5 million in external development expenses through December 31, 2012, including costs associated with our Phase 1 clinical trial in healthy subjects that we initiated in 2012, and additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 as Other Drug Development Expenses.

In the fourth quarter of 2012, we initiated a Phase 1 clinical trial of IMO-8400 in healthy subjects. The first portion of this Phase 1 trial is a rising single-dose evaluation of IMO-8400 administered by subcutaneous injection. The second portion of this Phase 1 trial involved escalating dosages of IMO-8400 administered once per week for four weeks. The primary objectives of this Phase 1 clinical trial are to evaluate the safety, and pharmacodynamics of IMO-8400. This trial is being conducted at a single U.S. site.

Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We plan to conduct this trial at one site in Europe. In March 2013, we submitted to the regulatory authorities in Europe the proposed protocol for this trial. Under the proposed protocol, 32 adult patients with moderate to severe plaque psoriasis would be randomized into one of four cohorts and receive placebo or IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks. We expect that we could initiate this trial as early as the second quarter of 2013. We also plan to initiate a Phase 2 clinical trial of IMO-8400 in patients with lupus in the second half of 2013. Our plans to conduct these Phase 2 trials with IMO-8400 are subject to successful completion of the ongoing Phase 1 trial of IMO-8400. In addition, we intend to consider conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. Our ability to conduct all or any of the two Phase 2 trials and the proof-of-concept study is subject to our ability to raise additional funding to fund the conduct of these trials and the study.

IMO-2055 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-2055. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2055 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2055 in 2003 and from 2003 through December 31, 2012 we incurred approximately $19.9 million in external development expenses, including costs associated with our clinical trials, manufacturing, process development activities related to the production of IMO-2055, additional nonclinical toxicology studies, and the cost of regaining our rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines, under the termination agreement discussed below.

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

On November 30, 2011, we entered into an agreement to terminate our collaboration with Merck KGaA and to regain rights for developing TLR9 agonists for the treatment of cancer. In connection with the termination agreement, we agreed to reimburse Merck KGaA for up to €1.8 million ($2.4 million using a December 31, 2012 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of December 31, 2012, we have paid €0.8 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a December 31, 2012 exchange rate) milestone payments upon the occurrence of each of the following milestones: (i) partnering of IMO-2055 with any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country. We recorded, in research and development expense during 2011, €1.8 million ($2.4 million using a November 30, 2011 exchange rate) in installment payments which represents the cost of regaining our rights to IMO-2055 and our follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. Under the agreement, Merck KGaA agreed to continue to conduct the Phase 2 trial of IMO-2055 in combination with cetuximab and other specified related activities and to complete and analyze all clinical trials that Merck KGaA had initiated or for which Merck KGaA had assumed sponsorship and to finalize clinical trial reports. As a result, we did not incur significant expenses for IMO-2055 development during 2012. Any milestone payments will be recorded at the time that any milestones are achieved.

We and, during the collaboration period, Merck KGaA, have conducted clinical trials of IMO-2055 alone or in combination with other anticancer agents in several cancer indications, including a Phase 1b trial of IMO-2055 in combination with erlotinib and bevacizumab in patients with advanced NSCLC, a Phase 1b clinical trial of IMO-2055 in combination with cetuximab and the chemotherapy regimen FOLFIRI in patients with advanced colorectal cancer, a randomized Phase 2 trial of IMO-2055 in combination with cetuximab in patients with SCCHN, and a Phase 2 trial of IMO-2055 monotherapy in patients with RCC.

We are seeking to enter into collaboration with one or more pharmaceutical companies to advance the use of IMO-2055 in the treatment of cancer.

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-2125. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 in May 2007 and from May 2007 through December 31, 2012 we incurred approximately $16.6 million in external development expenses, including costs associated with our clinical trials manufacturing, process development activities related to the production of IMO-2125, and additional nonclinical toxicology studies.

The decrease in IMO-2125 external development expenses in 2012, as compared to 2011, reflects our determination to discontinue further development of IMO-2125 in the treatment of HCV in the third quarter of 2011. IMO-2125 external development expenses during 2011 included costs associated with the conduct of nonclinical toxicology studies, costs associated with the Phase 1 clinical trial in null-responder HCV patients and the Phase 1 clinical trial in treatment-naive HCV patients, and costs associated with preparation for a Phase 2 clinical trial of IMO-2125 in treatment-naïve HCV patients that we had planned to initiate in the second quarter of 2011. IMO-2125 external development expenses during 2012 were related primarily to costs associated with the completion of nonclinical studies during the first half of 2012, costs associated with data analysis of a Phase 1 clinical trial in null-responder HCV patients, and costs associated with the maintenance of the clinical drug supply.

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

The increase in other drug development expenses in 2012, as compared to 2011, was primarily due to costs of preclinical studies and manufacturing activities to support the IND for IMO-8400, which we submitted to the FDA in the third quarter of 2012, and was partially offset by the cost of obtaining from Novartis nonclinical and clinical trial data from studies of IMO-2134, a TLR9 agonist, which cost we accrued in 2011, costs associated with nonclinical studies and manufacturing of preclinical research compounds in 2011, and lower employee compensation during 2012.

The increase in other drug development expenses in 2011, as compared to 2010, was primarily due to increases in the cost of nonclinical studies of preclinical compounds, manufacturing expenses and consulting costs. These increases reflect costs associated with preclinical studies to support the planned submission of an IND for IMO-8400 and were partially offset by lower employee expenses in 2011. The increase in other drug development expenses during 2011 also reflects the cost of obtaining from Novartis nonclinical and clinical trial data from studies conducted by our former collaborative partner of IMO-2134.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8, and TLR9, TLR antisense, and GSOs. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in 2012, as compared to 2011, was primarily due to decreases in the cost of laboratory supplies and employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs. The decrease in basic discovery expenses in 2011, as compared to 2010, was primarily due to decreases in the cost of laboratory supplies and employee expenses.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the outcome of our ongoing Phase 1 clinical trial of IMO-8400, and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.6 million, or 20%, from $7.9 million in 2011 to $6.3 million in 2012 and decreased by approximately $2.0 million, or 20%, from $9.9 million in 2010 to $7.9 million in 2011. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The $1.6 million decrease in general and administration expenses in 2012, as compared to 2011, was primarily due to lower legal costs associated with patent matters and lower employee compensation due to decreases in stock based compensation and the number of employees during 2012. These decreases were partially offset by higher corporate legal expenses associated with pursuing financing alternatives, including the financing arrangement we entered into with Cowen and Company LLC, or Cowen, in April 2012.

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

Decrease in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability of $3.2 million reflecting the fair value of the Series D warrants issued in our November 2011 Series D financing. We determined the Series D warrants to be a derivative instrument because they contained a specified anti-dilution provision that did not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40, “Derivatives and Hedging — Contracts in an Entity’s own Stock,” ASC 815-40. The Series D warrants were classified as a liability, recorded at fair value as of the transaction date and were marked to fair value through earnings each quarter. The fair value of the Series D warrants decreased to $1.2 million at December 31, 2011 primarily due to a decrease in the price of our common stock. The reduction in the fair value of the Series D warrant liability resulted in the recognition of $2.0 million in non-operating income in 2011.

The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012 primarily due to decreases in the market price of our common stock and the remaining term of the Series D warrants resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus we marked the Series D warrants to fair value through earnings as of November 9, 2012, and we then reclassified the remaining $0.5 million Series D warrant liability to stockholders equity at that time.

Investment Income, net

Investment income was a negligible amount in 2012 and 2011 because most of our invested funds have been deposited in a money market fund which pays minimal interest. Investment income decreased from $0.1 million in 2010 to a negligible amount in 2011 due to lower average investment balances and lower interest rates in 2011.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange loss was a negligible amount in 2012 compared to a gain of $0.1 million in 2011 and a loss of $(0.1) million in 2010. The foreign currency exchange loss during 2012 was primarily due to the impact that the weakening value of the U.S. dollar had on our Euro-denominated accrued liabilities associated with the cost of re-gaining the rights to our cancer program and our clinical trial obligations. The foreign currency exchange gain during 2011 was primarily due to the impact that the strengthening value of the U.S. dollar had on our Euro-denominated accrued liabilities associated with the cost of re-gaining the rights to our cancer program and our clinical trial obligations. The foreign currency exchange loss during 2010 was primarily due to the impact that fluctuations in U.S. Dollar/Euro currency exchange rates had on the receipt of milestone payments under our Merck KGaA collaboration in the first and third quarters of 2010. In 2009, we earned a milestone for which we had a $4.3 million receivable at December 31, 2009. Merck KGaA paid us for this milestone in February 2010 and we received $4.1 million based on foreign exchange rates in effect at the time of payment as a result of the strengthening value of the U.S. dollar. Consequently, we incurred a foreign currency exchange loss of $0.2 million on the milestone payment during the first quarter of 2010. The foreign currency exchange loss during 2010 also reflects the impact that fluctuations in U.S. Dollar/Euro currency exchange rates have on payments under our clinical trial agreements that are denominated in Euros and on the receipt of the milestone payment in the third quarter of 2010 when we earned a $3.8 million milestone for which we received $4.1 million based on foreign exchange rates in effect at the time of payment as a result of the weakening value of the U.S. dollar, resulting in a foreign currency exchange gain of $0.3 million .

Preferred Stock Accretion and Dividends

The $3.2 million in preferred stock accretion and dividends in 2012 consists of $1.3 million related to the BCF of the Series E preferred stock and $1.2 million related to the additional beneficial conversion feature of the Series D preferred stock that we have accreted to preferred dividends, as described under “Critical Accounting Policies and Estimates,” $0.7 million in dividends payable on shares of our Series D preferred stock and a negligible amount of dividends payable on shares of our Series E preferred stock.

The $4.5 million in preferred stock accretion and dividends in 2011 consists of $4.4 million related to the BCF of the Series D preferred stock that we have accreted to preferred dividends, as described under “Critical Accounting Policies and Estimates,” and $0.1 million in dividends payable on shares of our Series D preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $22.4 million, $28.3 million and $18.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through December 31, 2012, we incurred losses of $134.5 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $394.7 million through December 31, 2012. We expect to continue to incur substantial operating losses in the future.

Net Operating Loss Carryforwards

As of December 31, 2012, we had cumulative net operating loss carryforwards, or NOLs, of approximately $173.3 million and $67.3 million available to reduce federal and state taxable income, which expire through 2032. In addition, we had cumulative federal and state tax credit carryforwards of $5.0 million and $5.2 million, respectively, available to reduce federal and state income taxes, which expire through 2032 and 2027, respectively. The Tax Reform Act of 1986 contains provisions, which limit the amount of NOLs and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2012, have resulted in ownership changes in excess of 50% and that will significantly limit our ability to utilize our NOL and tax credit carryforwards. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carryforwards.

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

Series E Preferred Stock and Warrant Financing

In November 2012, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series E Purchase Agreement, for the issuance and sale of shares of Series E preferred stock and Series E warrants, with Pillar Pharmaceuticals II L.P., or Pillar II, and a second purchaser, which we refer to as the Series E purchasers. Pillar II is an investment partnership managed by two of our directors and one of our significant stockholders. Pursuant to the Series E Purchase Agreement, we issued and sold to the Series E purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the warrants is $0.70 per share. The warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. We have agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the Series E preferred stockholders will also be paid to the Series D preferred stockholders on an as-converted to common stock basis. We have agreed that, at our 2013 annual meeting of stockholders, we will propose an amendment to the Certificate of Designations, Preferences and Rights of Series D preferred stock, or the Series D Certificate of Designations, which is described below, to, among other things, modify the terms of the Series D preferred stock requiring payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by our stockholders, the Series E preferred stockholders would become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends. If such amendment is submitted to our stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends. The net proceeds to us from the Series E financing, excluding the proceeds of any future exercise of the Series E warrants, were approximately $6.0 million.

Under the terms of the Series E Purchase Agreement, we granted the Series E purchasers participation rights in future financings. In addition, we agreed to use our best efforts to file a preliminary proxy statement for our next annual meeting of stockholders that will, among other things, seek approval from our stockholders of the following matters:

•

the issuance and sale by us to the Series E purchasers (together with all prior issuances and sales to Pillar Pharmaceuticals I, L.P. , or Pillar I, an investment partnership managed by one of our directors and significant stockholders) of a number of shares of common stock (including securities convertible into or exercisable for common stock) that is greater than 19.99% of our outstanding common stock or our outstanding voting power after such issuance and sale in accordance with Nasdaq Listing Rule 5635(b), or the Nasdaq Proposal;

•	an amendment to our restated certificate of incorporation and bylaws, as necessary, to eliminate the classification of our board of directors; and

•

an amendment to the Series D Certificate of Designations for our Series D preferred stock, which is held by Pillar I, to modify the dividend provisions of the Series D Certificate of Designations so that dividends on the Series E preferred stock are not required to be paid to the holders of Series D preferred stock and to conform the beneficial ownership limitations applicable to the conversion of the Series D preferred stock to the beneficial ownership limitations applicable to the conversion of the Series E preferred stock.

Also under the terms of the Series E Purchase Agreement, each Series E purchaser agreed:

•

for so long as the Series E purchaser and its affiliates beneficially own more than 19.99% (prior to the date our stockholders approve the Nasdaq Proposal) or 25% (effective upon the date that our stockholders approve the Nasdaq Proposal) of our outstanding common stock, that the Series E purchaser and its affiliates will vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including the shares of common stock issuable upon conversion or exercise of securities that are convertible into or exercisable for shares of common stock held by such Series E purchaser and its affiliates) with respect to any matter put to a vote of the holders of common stock in the same manner and percentage as the holders of the common stock (other than the Series E purchasers) vote on such matter;

•

to certain restrictions on the transfer of any securities issued to such Series E purchaser pursuant to the Series E Purchase Agreement, including to not sell or transfer any such securities in one or a series of transactions if such transfer would, in the aggregate, result in the transfer more than 5% of the then outstanding combined voting power of our outstanding securities (excluding from this restriction certain transfers to permitted transferees or in connection with an underwritten public offering by us that has been approved by the board of directors); and

•	to be subject to a standstill provision that continues for so long as such Series E purchaser and its affiliates beneficially own more than 15% of our outstanding common stock.

After the later of November 9, 2014 and the date that no shares of Series D preferred stock remain outstanding, we may redeem all or a portion of the Series E preferred stock for a cash payment equal to the $14.00 original Series E preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon following notice to the holders of the Series E preferred stock if the closing price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to 400% of the Series E preferred stock conversion price. We may not redeem any shares of Series E preferred stock from a holder that cannot convert such shares of Series E preferred stock into common stock as a result of the beneficial ownership limitations described above. In such event, we may redeem such nonredeemable shares pursuant to alternative redemption provisions set forth in the Series E Certificate of Designations, following notice to the holders of the nonredeemable shares, for a cash payment equal to the greater of the 20 consecutive trading day average closing price per share of the common stock ending on the trading day immediately prior to redemption date plus any dividends accrued or declared but unpaid thereon and the Series E conversion price plus any dividends accrued or declared but unpaid thereon. After November 9, 2014, we may redeem the Series E warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to the Series E purchasers if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80, subject to adjustment.

In connection with the Series E Purchase Agreement, we filed a registration statement that became effective on January 17, 2013, registering the resale of the shares of common stock issuable upon conversion of the Series E preferred stock and the shares of common stock issuable upon exercise of the Series E warrants.

Cowen Sales Agreement

In April 2012, we entered into a sales agreement with Cowen pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $10.0 million from time to time through Cowen as our sales agent. Cowen may sell our common stock by methods deemed to be an “at-the-market” offering, as defined under the Securities Act, including sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker other than on an exchange. With our prior written approval, Cowen may also sell our common stock by any other method permitted by law, including in privately negotiated transactions.

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

We had not sold any shares under the sales agreement as of January 31, 2013.

Series D Preferred Stock and Warrant Financing

In November 2011, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series D Purchase Agreement, with Pillar I. The Series D Purchase Agreement was amended in November 2012 in connection with the Series E financing. Pursuant to the Series D Purchase Agreement, we issued and sold to Pillar I, for an aggregate purchase price of $9.5 million, 1,124,260 shares of our Series D preferred stock and Series D warrants to purchase up to 2,810,650 shares of our common stock. The shares of Series D preferred stock were initially convertible, subject to limitations, into 5,621,300 shares of our common stock at an initial conversion price of $1.63. The initial exercise price of the warrants was $1.63 per share.

The net proceeds to us from the offering, excluding the proceeds of any future exercise of the Series D warrants, were approximately $9.1 million. No holder of the Series D preferred stock may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding. As a result of the dilutive effect of our November 2012 Series E financing, the 1,124,260 shares of our Series D preferred stock became convertible, subject to limitations, into 6,266,175 shares of our common stock and the exercise price of the Series D warrants became fixed at $1.46 per share.

The Series D Purchase Agreement was amended in connection with the Series E financing to provide:

•

for so long as Pillar I and its affiliates beneficially own more than 19.99% (prior to the date the stockholders of the Company approve the Nasdaq Proposal) or 25% (effective upon the date that the stockholders of the Company approve the Nasdaq Proposal) of the outstanding common stock, that Pillar I and its affiliates will vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including the shares of common stock issuable upon conversion of securities convertible into or exercisable for shares of common stock held by Pillar I and its affiliates) with respect to any matter put to a vote of the holders of common stock in the same manner and percentage as the holders of the common stock (other than the Series E purchasers and their affiliates) vote on such matter; and

•

for certain restrictions on the transfer of any securities issued to Pillar I (including securities convertible into or exercisable for common stock) pursuant to the Series D Purchase Agreement, including to not sell or transfer any such securities in one or a series of transactions if such transfer would, in the aggregate, result in the transfer of more than 5% of the then outstanding combined voting power of the outstanding securities of the Company (excluding from this restriction certain transfers to permitted transferees or in connection with an underwritten public offering by the Company that has been approved by our board of directors).

The Series D preferred stockholders are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by us in our sole discretion, except that we may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% (prior to the date the stockholders of the Company approve the Nasdaq Proposal) or 35% (effective upon the date that the stockholders of the Company approve the Nasdaq Proposal) of the common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of such shares of common stock. We have agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the Series E preferred stockholders will also be paid to the Series D preferred stockholders on an as-converted to common stock basis. We have agreed that, at our 2013 annual meeting of stockholders, we will propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock requiring payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by our stockholders, the Series E preferred stockholders would become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends. If such amendment is submitted to our stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends.

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

Under the terms of the Series D Purchase Agreement, Pillar I agreed to be subject to a standstill provision that continues for so long as Pillar I and its affiliates beneficially own more than 15% of our outstanding common stock.

The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. The Series D warrants may be exercised at Pillar I’s option at any time on or before November 4, 2016. The Series D warrants, as amended in connection with the November 2012 Series E financing, provide that the Series D warrants may not be exercised with respect to any portion of the warrants, to the extent that such exercise would result in Pillar I and its affiliates beneficially owning more than 19.99% of the number of shares of common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series D warrants, unless our stockholders approve the Nasdaq Proposal, in which case, the 19.99% limitation will be increased, with respect to Pillar I, to 35%. After November 4, 2013, we may redeem the Series D warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to Pillar I if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $6.51, subject to adjustment.

In connection with the Series D Purchase Agreement, we also filed a registration statement that became effective on December 21, 2011, registering the resale of the shares of common stock issuable upon conversion of the Series D preferred stock and the shares of common stock issuable upon exercise of the Series D warrants. In February 2013, we filed a registration statement that became effective on February 8, 2013 covering the resale of additional shares of common stock issuable upon conversion of the Series D preferred stock.

Registered Direct Financing

In August 2010, we raised $15.1 million in gross proceeds from a registered direct offering of our common stock and warrants to institutional investors. In the offering, we sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to us from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $14.1 million.

Collaboration Agreements

Under the terms of our collaboration with Merck KGaA, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055. In connection with the termination of the collaboration, we agreed to reimburse Merck KGaA for up to €1.8 million ($2.4 million using a December 31, 2012 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of December 31, 2012, we have paid €0.8 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million).). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a December 31, 2012 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Under the terms of our collaboration with Merck & Co., Merck & Co. paid us a $20.0 million license fee in December 2006 and purchased 1,818,182 shares of our common stock for a price of $5.50 per share for an aggregate purchase price of $10.0 million. Since entering this agreement, we have also received $1.0 million in milestone payments and $3.4 million in research and development payments.

Cash Flows

As of December 31, 2012, we had approximately $10.1 million in cash and cash equivalents, a net decrease of approximately $14.5 million from December 31, 2011. Net cash used in operating activities totaled $19.9 million during 2012, reflecting our $19.2 million net loss for 2012, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and the $0.7 million decrease in the warrant liability that was credited to operations through November 9, 2012. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $5.4 million net cash provided by financing activities during 2012 primarily reflects the $6.0 million in net proceeds from the sale of Series E preferred stock and Series E warrants in November 2012 and the proceeds received from employee stock purchases, offset, in part, by dividends paid on our Series D preferred stock and payments on our capital lease.

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

The $9.1 million net cash provided by financing activities during 2011 primarily reflects the $9.1 million in net proceeds from the sale of Series D preferred stock and Series D warrants in November 2011 and the proceeds received from employee stock purchases, offset, in part, by payments on our capital leases.

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $394.7 million at December 31, 2012.

We have received no revenues from the sale of drugs. As of January 31, 2013, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash and cash equivalents of approximately $10.1 million at December 31, 2012. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least into the third quarter of 2013 based on our current operating plan, including the completion of our ongoing Phase 1 clinical trial of IMO-8400 in healthy subjects that we initiated in the fourth quarter of 2012, and preparations for the further advancement of our autoimmune and inflammatory disease program, including preparations for a planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis. We will need to raise additional funds prior to the end of the second quarter of 2013 in order to further advance our autoimmune and inflammatory disease program, commence any clinical trials and operate our business and continue as a going concern. Although we are exploring financing alternatives, financing may not be available to us in the necessary time frame, in the amounts that we need, on terms that are acceptable to us or at all. If we are unable to raise the necessary funds by late in the second quarter of 2013, we expect that we will terminate our operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

If we are able to raise funds by the end of the second quarter of 2013 and continue to fund operations, we expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the top-line results of the Phase 2 trial of IMO-3100 and the anticipated results of the Phase 1 clinical trial of IMO-8400, which we initiated in the fourth quarter of 2012;

•	developments relating to our existing strategic collaboration with Merck & Co.;

•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or an alternative national securities exchange;

•	the cost, timing and outcome of regulatory reviews;

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or further cost reductions. Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms. We could be required to seek funds through collaborative alliances or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates, relinquish rights to portions of our technology, drug candidates and/or products, or terminate our operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

Nasdaq Listing

Our common stock began trading on the Nasdaq Capital Market on February 7, 2013. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to satisfy the $2.5 million stockholders’ equity requirement on or before May 22, 2013 and to otherwise meet the continued listing requirements of the Nasdaq Capital Market.

Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock and that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market advising us that we were not in compliance with the $50.0 million minimum market value of listed securities requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). Nasdaq also noted in its letter that we did not satisfy the alternative requirement under Nasdaq Listing Rule 5450(b)(1)(A), which requires registrants to maintain a minimum of $10.0 million in stockholders’ equity. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with the minimum $50.0 million market value continued listing requirement.

On December 5, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market advising us that we had not regained compliance with the minimum $50.0 million market value of listed securities requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A) or the minimum $10.0 million stockholders’ equity alternative continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A), and that, unless we requested a hearing before the Panel trading in our common stock would be suspended at the opening of business on December 14, 2012, and our common stock would be delisted from the Nasdaq Global Market. We requested a hearing before the Panel at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we have satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and have otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, we received a revised determination from the Panel indicating that the Panel had extended the date by which we are required to satisfy the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meet the continued listing requirements of the Nasdaq Capital Market from March 31, 2013 to May 22, 2013. In addition, by May 22, 2013, we are required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014.

In addition, on November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had been provided 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. The Nasdaq letter stated that if, at any time before May 28, 2013, the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will be deemed to have regained compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by May 28, 2013, Nasdaq will provide us with a written notification that our common stock is subject to delisting. We may be eligible to receive an additional 180 day grace period (for a total of 360 days from November 26, 2012) to regain compliance with the minimum bid price requirement provided that we satisfy the continued listing standard for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, as of May 28, 2013.

Contractual Obligations

As of December 31, 2012, our contractual commitments were as follows:

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Operating lease	$2,116	$1,488	$628	$—	$—
License agreements	240	35	70	60	75

Total	$2,356	$1,523	$698	$60	$75

Our only material lease commitment relates to our facility in Cambridge, Massachusetts. Under our antisense technology in-license agreements, we are obligated to make milestone payments upon achieving specified milestones and to pay royalties to our licensors. In addition to the minimum license fees shown in the above table, there are contingent milestone and royalty payment obligations that are not included. Since we developed all of our TLR technology internally, there are no TLR technology in-license agreements.

The table above does not reflect our obligation to pay dividends to the holders of the Series D and Series E preferred stock. Under the terms of the Series D preferred stock, we are obligated to pay dividends quarterly in arrears at the rate of 7%, or $640,000, per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter we may pay them in cash or with shares of common stock, as determined by us in our sole discretion, except that we may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of such shares of common stock. Under the terms of the Series E preferred stock, we are obligated to pay cash dividends quarterly in arrears at the rate of 4.6%, or $273,000, per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the holders of Series E preferred stock will also be paid to the holders of the Series D preferred stock on an as-converted to common stock basis, which amount equals $202,000 per annum. We have agreed that, at our 2013 annual meeting of stockholders, we will propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by our stockholders, the holders of the Series E preferred stock will become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8%, or $475,000, per annum and the holders of the Series D preferred stock would cease to be entitled to dividends. If such amendment is submitted to our stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends.

As of December 31, 2012, we had no off-balance sheet arrangements. We do not expect to make any material capital expenditures in 2013.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of December 31, 2012, we had net accrued obligations of €1.0 million, or $1.3 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At December 31, 2012, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2012. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$11	$3	$28	$9	$8	$4	$33	$8

Operating expenses:
Research and development	3,078	3,278	3,504	3,813	5,700	3,574	4,142	4,553
General and administrative	1,265	1,477	1,848	1,689	1,539	1,948	2,166	2,286

Total operating expenses	4,343	4,755	5,352	5,502	7,239	5,522	6,308	6,839

Loss from operations	(4,332)	(4,752)	(5,324)	(5,493)	(7,231)	(5,518)	(6,275)	(6,831)
Decrease (increase) in fair value of warrant liability	569	109	1,318	(1,321)	1,974	—	—	—
Investment income, net	1	2	2	4	2	2	5	21
Foreign currency exchange (loss) gain	(36)	(28)	117	(76)	95	27	(12)	(35)

Net loss	$(3,798)	$(4,669)	$(3,887)	$(6,886)	$(5,160)	$(5,489)	$(6,282)	$(6,845)

Preferred stock accretion and dividends	2,730	160	160	160	4,548	—	—	—

Net loss applicable to common stockholders	$(6,528)	$(4,829)	$(4,047)	$(7,046)	$(9,708)	$(5,489)	$(6,282)	$(6,845)

Basic and diluted net loss per common share applicable to common stockholders (1)	$(0.24)	$(0.17)	$(0.15)	$(0.25)	$(0.35)	$(0.20)	$(0.23)	$(0.25)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	27,642	27,640	27,638	27,637	27,635	27,632	27,619	27,604

Net loss	$(3,798)	$(4,669)	$(3,887)	$(6,886)	$(5,160)	$(5,489)	$(6,282)	$(6,845)

Other comprehensive loss:
Decrease in unrealized gain on available-for-sale securities	—	—	—	—	—	—	(4)	(9)

Other comprehensive loss	—	—	—	—	—	—	(4)	(9)

Comprehensive loss	$(3,798)	$(4,669)	$(3,887)	$(6,886)	$(5,160)	$(5,489)	$(6,286)	$(6,854)

(1)	Computed on the basis described in Note 11 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

b)	Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

c)	Changes in Internal Controls over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information.

On March 5, 2013, we received a revised determination from the Nasdaq Listing Qualifications Panel, or the Panel, indicating that the Panel had extended the date by which we are required to satisfy the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meet the continued listing requirements of the Nasdaq Capital Market from March 31, 2013 to May 22, 2013. In addition, by May 22, 2013, we are also required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014.

PART III.

The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on May 14, 2013.

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

The remainder of the response to this item is contained under the following captions in the 2013 Proxy Statement: “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference.

Item 11. Executive	Compensation.

The responses to this item are contained in the 2013 Proxy Statement under the captions: “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is contained in the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2013 Proxy Statement under the caption “Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

The response to this item is contained in the 2013 Proxy Statement under the captions “Transactions with Related Persons,” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14. Principal	Accountant Fees and Services.

The response to this item is contained in the 2013 Proxy Statement under the caption “Accounting Matters — Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2013.

Idera Pharmaceuticals, Inc.

By:	/s/ SUDHIR AGRAWAL
Sudhir Agrawal
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUDHIR AGRAWAL Sudhir Agrawal, D. Phil.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2013

/S/ LOUIS J. ARCUDI III Louis J. Arcudi, III	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 11, 2013

/S/ YOUSSEF EL ZEIN Youssef El Zein	Director	March 11, 2013

/S/ C. KEITH HARTLEY C. Keith Hartley	Director	March 11, 2013

/S/ ROBERT W. KARR Robert W. Karr, M.D.	Director	March 11, 2013

/S/ MALCOLM MACCOSS Malcolm MacCoss, Ph.D.	Director	March 11, 2013

/S/ WILLIAM S. REARDON William S. Reardon, C.P.A.	Director	March 11, 2013

/S/ EVE E. SLATER Eve E. Slater, M.D., F.A.C.C.	Director	March 11, 2013

/S/ ABDUL-WAHAB UMARI Abdul-Wahab Umari	Director	March 11, 2013

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations and will be required to raise additional capital or alternative means of financial support, or both, prior to December 31, 2013 in order to continue to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2013

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,096	$24,571
Prepaid expenses and other current assets	198	255

Total current assets	10,294	24,826
Property and equipment, net	218	458
Restricted cash	311	311

Total assets	$10,823	$25,595

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,129	$1,203
Accrued expenses	3,002	4,882

Total current liabilities	4,131	6,085
Warrant liability	—	1,178
Other liabilities	65	387

Total liabilities	4,196	7,650
Commitments and contingencies (Note 8)
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Designated, issued and outstanding — 1,124 shares; Redemption Amount $9,149 and Liquidation preference $9,338 at December 31, 2012	5,921	5,921
Non-redeemable Preferred Stock, Common Stock, and Other Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares Series E convertible preferred stock, Designated, issued and outstanding — 424 and zero shares at December 31, 2012 and 2011, respectively; Liquidation preference $5,980 at December 31, 2012	3,701	—
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 and 70,000 shares at December 31, 2012 and 2011, respectively Issued and outstanding — 27,643 and 27,637 shares at December 31, 2012 and 2011, respectively	28	28
Additional paid-in capital	391,635	387,414
Accumulated deficit	(394,658)	(375,418)

Total stockholders’ equity	706	12,024

Total liabilities, redeemable preferred stock and stockholders’ equity	$10,823	$25,595

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Alliance revenue	$51	$53	$16,110
Operating expenses:
Research and development	13,673	17,969	24,226
General and administrative	6,279	7,939	9,867

Total operating expenses	19,952	25,908	34,093

Loss from operations	(19,901)	(25,855)	(17,983)
Other income (expense):
Decrease in fair value of warrant liability	675	1,974	—
Investment income, net	9	30	116
Interest expense	—	—	(2)
Foreign currency exchange (loss) gain	(23)	75	(94)

Net loss	(19,240)	(23,776)	(17,963)
Preferred stock accretion and dividends	3,210	4,548	—

Net loss applicable to common stockholders	$(22,450)	$(28,324)	$(17,963)

Net loss per common share applicable to common stockholders (Note 11):
Basic	$(0.81)	$(1.03)	$(0.71)

Diluted	$(0.81)	$(1.03)	$(0.71)

Shares used in computing net loss per common share applicable to common stockholders:
Basic	27,639	27,623	25,139

Diluted	27,639	27,623	25,139

Net loss	(19,240)	(23,776)	(17,963)
Other comprehensive (loss) income: (Decrease) increase in unrealized gain on available-for-sale securities	—	(13)	32

Other comprehensive (loss) income	—	(13)	32

Comprehensive loss	$(19,240)	$(23,789)	$(17,931)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E Convertible						Accumulated Other
	Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Equity
(In thousands)	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit	Comprehensive (Loss)/Income
Balance, December 31, 2009	—	—	23,479	$23	$366,780	$(333,679)	$(19)	$33,105
Sale of common stock and warrants, net of issuance costs	—	—	4,071	5	14,084	—	—	14,089
Exercise of common stock options, warrants and employee stock purchases	—	—	44	—	132	—	—	132
Issuance of common stock for services	—	—	2	—	8	—	—	8
Non-employee stock option expense	—	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	3,684	—	—	3,684
Unrealized gain on marketable securities	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	(17,963)	—	(17,963)

Balance, December 31, 2010			27,596	$28	$384,702	$(351,642)	$13	$33,101
Exercise of common stock options, warrants and employee stock purchases	—	—	26	—	51	—	—	51
Issuance of common stock for services	—	—	15	—	38	—	—	38
Non-employee stock option expense	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,725	—	—	2,725
Series D redeemable preferred stock beneficial conversion feature	—	—	—	—	4,445	—	—	4,445
Series D redeemable preferred stock accretion and dividends	—	—	—	—	(4,548)	—	—	(4,548)
Decrease in unrealized gain on marketable securities	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	(23,776)	—	(23,776)

Balance, December 31, 2011	—	—	27,637	$28	$387,414	$(375,418)	$—	$12,024
Exercise of common stock options, warrants and employee stock purchases	—	—	5	—	4	—	—	4
Issuance of common stock for services	—	—	1	—	1	—	—	1
Non-employee stock option expense	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	2,096	—	—	2,096
Series D redeemable preferred stock beneficial conversion feature	—	—	—	—	1,238	—	—	1,238
Series D redeemable preferred stock accretion and dividends	—	—	—	—	(1,908)	—	—	(1,908)
Transfer of Series D warrant to equity	—	—	—	—	503	—	—	503
Sale of Series E preferred stock and warrants, net of issuance costs	424	$3,701	—	—	2,322	—	—	6,023
Series E preferred stock beneficial conversion feature	—	(1,262)	—	—	1,262	—	—	—
Series E redeemable preferred stock accretion and dividends	—	1,262	—	—	(1,302)	—	—	(40)
Net loss	—	—	—	—	—	(19,240)	—	(19,240)

Balance, December 31, 2012	424	$3,701	27,643	$28	$391,635	$(394,658)	$—	$706

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(19,240)	$(23,776)	$(17,963)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss from disposition of assets	4	1	2
Non-employee stock option expense	5	1	14
Stock-based compensation	2,096	2,725	3,684
Cost of regaining rights to cancer program	—	2,423	—
Decrease in fair value of warrant liability	(675)	(1,974)	—
Issuance of common stock for services rendered	1	38	8
Amortization of investment premiums	—	62	253
Depreciation expense	251	494	546
Changes in operating assets and liabilities —
Accounts receivable	—	—	4,495
Prepaid expenses and other current assets	57	640	139
Accounts payable, accrued expenses, and other liabilities	(2,415)	174	1,431
Deferred revenue	—	—	(12,165)

Net cash used in operating activities	(19,916)	(19,192)	(19,556)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(1,025)	(10,319)
Proceeds from maturity of available-for-sale securities	—	18,585	7,200
Decrease in restricted cash	—	102	103
Purchases of property and equipment	—	(23)	(92)

Net cash provided by (used in) investing activities	—	17,639	(3,108)
Cash Flows from Financing Activities:
Sale of Series E convertible preferred stock and warrants, net of issuance costs	6,023	—	—
Sale of Series D redeemable convertible preferred stock and warrants, net of issuance costs	—	9,073	—
Sale of common stock and warrants, net of issuance costs	—	—	14,089
Proceeds from exercise of common stock options and employee stock purchases	4	51	132
Dividends paid	(583)	—	—
Payments on capital lease	(3)	(8)	(20)

Net cash provided by financing activities	5,441	9,116	14,201

Net (decrease) increase in cash and cash equivalents	(14,475)	7,563	(8,463)
Cash and cash equivalents, beginning of year	24,571	17,008	25,471

Cash and cash equivalents, end of year	$10,096	$24,571	$17,008

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

1. Organization

Idera Pharmaceuticals, Inc. (Idera or the Company) is a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. The Company is focusing its development efforts on the treatment of autoimmune and inflammatory diseases. The Company has two drug candidates, IMO-3100, a TLR7 and TLR9 antagonist, and IMO-8400, a TLR7, TLR8, and TLR9 antagonist, in clinical development for the treatment of autoimmune and inflammatory diseases. The Company recently announced top-line data from a Phase 2 clinical trial of IMO-3100 in patients with moderate to severe plaque psoriasis. The Company believes that the results of this trial provide clinical proof of concept for its approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

TLRs are specific receptors present in immune system cells. Using a chemistry-based approach, the Company has created synthetic DNA- and RNA-based compounds that are targeted to TLR3, TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. A TLR agonist is a compound that stimulates an immune response through the targeted TLR.

The Company believes that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases, including autoimmune and inflammatory diseases, cancer, respiratory diseases, and for use as vaccine adjuvants. The Company is a party to a collaboration alliance with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.) (Merck & Co.) for the use of agonists of TLR7, TLR8, and TLR9 as adjuvants in the development of vaccines for cancer, infectious diseases, and Alzheimer’s disease. The Company is seeking to enter into additional collaborative alliances with third parties with respect to its TLR-targeted programs in oncology, hematological malignancies, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants.

The Company had cash and cash equivalents of approximately $10,096,000 at December 31, 2012. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations at least into the third quarter of 2013 based on its current operating plan, including the completion of its ongoing Phase 1 clinical trial of IMO-8400 in healthy subjects that it initiated in the fourth quarter of 2012, and preparations for the further advancement of its autoimmune and inflammatory disease program, including preparations for a planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis. The Company will need to raise additional funds prior to the end of the second quarter of 2013 in order to further advance its autoimmune and inflammatory disease program, commence any clinical trials and operate its business and continue as a going concern. Although the Company is exploring financing alternatives, financing may not be available to the Company in the necessary time frame, in the amounts that the Company needs, on terms that are acceptable to the Company or at all. If the Company is unable to raise the necessary funds by late in the second quarter of 2013, the Company expects that it will terminate its operations and pursue a liquidation of the Company through a sale or license of assets or a possible bankruptcy.

At December 31, 2012, the Company had an accumulated deficit of $394,658,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue or sales-based milestones or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements.

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

(b) Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2012 and 2011 consisted of cash and money market funds.

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” or other investments at either December 31, 2012 or 2011. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2012, 2011 or 2010. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three years ended December 31, 2012. The Company had no auction rate securities as of December 31, 2012 and 2011.

(c) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash for a security deposit. As of December 31, 2012 and 2011, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(d) Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(e) Revenue Recognition

An important part of the Company’s business strategy is to enter into research and development collaborations with biotechnology and pharmaceutical corporations that bring expertise and resources to the potential research and development and commercialization of drugs based on the Company’s technology. Under the Company’s research and development collaborations, the Company has generally licensed specified portions of its intellectual property and provided research and development services to the collaborator during the period of continued involvement in the early portion of the collaborations. The collaborators have generally been responsible for drug development activities initiated after the collaboration is effective. The collaborators are also generally responsible for any commercialization activities that may be initiated if any of the drug candidates receive marketing approval from the appropriate regulatory authority. The terms of these agreements may include non-refundable license fees, research and development funding, payments based upon achievement of clinical and preclinical development milestones and royalties on product sales.

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

Under the Company’s recent collaborative arrangements, the Company has received non-refundable license fees, milestone payments, reimbursements of certain internal and external research and development expenses and patent-related expenses. The Company is also entitled to receive royalties on product sales. The Company classifies all of these amounts as revenue since it considers licensing intellectual property and providing research and development and patent-related services to be part of its central business operations. For the year ended December 31, 2010, alliance revenue consisted primarily of revenue recognized under the collaboration with Merck KGaA, Darmstadt, Germany (Merck KGaA), which was terminated in November 2011, and the collaboration with Merck & Co. Since the Company completed the research portions of these collaborations during 2010, all of the upfront license fee payments under the collaborations were fully amortized and recognized by December 2010. Consequently, the amount of license fee revenue that the Company recognized under the Merck KGaA and Merck & Co. collaborations decreased in 2010 and the Company did not recognize any license fee revenue under the Merck KGaA and Merck & Co. collaborations during 2012 and 2011. For the years ended December 31, 2012 and 2011, alliance revenue consisted primarily of other revenue from the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

reimbursement by licensees of costs associated with patent maintenance. Alliance revenue for 2012, 2011 and 2010, including revenue recognized under the Company’s collaborative arrangements with Merck KGaA and Merck & Co. during 2010, was as follows:

	December 31,
(In thousands)	2012	2011	2010
Merck KGaA	$—	$—	$11,173
Merck & Co.	—	—	4,768

Total collaboration revenue	—	—	15,941
Other revenue	51	53	169

Total alliance revenue	$51	$53	$16,110

During the year ended December 31, 2010, the Company incurred approximately $26,000 in third-party expenses in connection with its collaborative arrangements. The Company did not incur any such expenses in the corresponding 2012 and 2011 periods. These third-party expenses are classified as research and development and general and administrative expenses.

The Company adopted Accounting Standard Update (ASU) No. 2009-13, “Multiple-Element Revenue Arrangements” and ASU No. 2010-17, “Milestone Method of Revenue Recognition” on January 1, 2011. These new accounting standards did not affect revenue that the Company earned through December 31, 2012. The Company plans to follow No. 2009-13 prospectively for any arrangements entered into or materially modified after the adoption date. The Company plans to follow ASU No. 2010-17 prospectively for any future milestones.

Additional information on the Company’s collaborative arrangements is included in Note 5.

(f) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in note 2(m). The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash and cash equivalents, receivables and, at December 31, 2011, a warrant liability. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the warrant liability, at December 31, 2011, discussed in note 2(m), the Series D redeemable convertible preferred stock, the (Series D preferred stock), embedded features discussed in note 6(a) and the Series E convertible preferred stock, the (Series E preferred stock) embedded features discussed in note 7(g).

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2012, the Company adopted Accounting Standard Update No. 2011-05, “Comprehensive Income” (ASU No. 2011-05), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 is applied retroactively to all periods presented. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted ASU No. 2011-05 by presenting the components of net income and other comprehensive income as one continuous statement. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s financial position or results of operations.

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the years ended December 31, 2011 and 2010:

	Year ended December 31,
(In thousands)	2011	2010
Accumulated unrealized gain (loss) on available-for-sale securities at beginning of period	$13	$(19)
Change during the period	(13)	32

Accumulated unrealized gain on available-for-sale securities at end of period	$—	$13

There was no accumulated unrealized gain or loss on available-for-sale securities during 2012.

(h) Net Income (Loss) per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years ended December 31, 2012 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 11).

(i) Segment Reporting

The Company views its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2012 and 2011, all assets were located in the United States.

(j) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Prior to December 2011, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance-based stock options to purchase 697,500 shares of common stock to employees. As of the grant date of such options, options to purchase 174,375 shares were to vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares were to vest over a three year service period upon the achievement of the same performance conditions. During 2012 three of the specified performance conditions were achieved. As a result, options to purchase 80,213 shares vested immediately and options to purchase 240,640 shares began vesting over a three-year period in accordance with the terms of the performance-based options. In addition, during 2012, four of the specified performance conditions were not met by their deadlines resulting in the cancellation of 156,797 performance-based options. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $2,096,000, $2,725,000, and $3,684,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 187,500, 1,671,000, and 1,087,000 shares of common stock granted to employees and directors during the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Average risk free interest rate	0.8%	1.4%	2.1%
Expected dividend yield	—	—	—
Expected lives (years)	5.6	6.3	4.9
Expected volatility	62%	64%	68%
Weighted average grant date fair value of options granted during the period (per share)	$0.51	$0.75	$1.69
Weighted average exercise price of options granted during the period (per share)	$0.92	$1.26	$2.95

The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three years ended December 31, 2012 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The fair value of options that vested during 2012, 2011 and 2010 amounted to $2,123,000, $2,707,000 and $3,915,000, respectively. As of December 31, 2012, there was $1,546,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 1.8 years.

(k) Research and Development Expenses

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(l) Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2012, all of the Company’s cash and cash equivalents are held at one financial institution.

(m) Fair Value of Assets and Liabilities

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

Effective January 1, 2012, the Company adopted, on a prospective basis, Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820)” (ASU No. 2011-04), which updates the existing fair value measurement guidance currently included in the Accounting Standards Codification (ASC) to achieve common fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards. ASU No. 2011-04 is generally consistent with the Company’s previous fair value measurement policies but includes additional disclosure requirements, particularly for assets and liabilities that require the use of Level 3 inputs to measure fair value. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial position or results of operations.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2012 and 2011 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets
Money market funds	$9,990	$9,990	$—	$—

Total Assets	$9,990	$9,990	$—	$—

Warrant liability	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2011
Assets
Money market funds	$24,532	$24,532	$—	$—

Total Assets	$24,532	$24,532	$—	$—

Warrant liability	$1,178	—	$—	$1,178

Total Liabilities	$1,178	$—	$—	$1,178

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at December 31, 2012 or 2011, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D preferred stock in November 2011, the Company issued warrants which contained provisions for anti-dilution protection in the event that the Company issued other equity securities at a price below $1.46 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants do not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model as the result was not significantly different than the use of a lattice or binomial model because the price protection provision is subject to a floor of $1.46 per share and the initial exercise price is $1.63. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company revalues the warrants at the end of each quarter using the Black-Scholes Model and recognizes the change in the fair value of the warrants is recognized in the statements of operations and comprehensive loss as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of the November 4, 2011 issuance date, December 31, 2011 and November 9, 2012 when it was transferred to stockholders’ equity, as explained below:

	November 4, 2011	December 31, 2011	November 9, 2012
Common stock price	$1.92	$1.05	$0.70
Expected warrant exercise price	$1.46	$1.46	$1.46
Remaining term of warrant (years)	5.0	4.8	4.0
Expected volatility	61%	58%	59%
Average risk free interest rate	0.9%	0.8%	0.5%
Expected dividend yield	—	—	—
Expected percentage of warrants to be exercised	100%	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The exercise price of the warrant was initially set at $1.63 subject to adjustment to as low as the $1.46 minimum exercise price per share for diluting effects such as if in specified circumstances the Company sells its common stock at a price below $1.46 per share. The Company used the $1.46 minimum exercise price as an assumption in computing the fair value of the warrant at November 4, 2011 and December 31, 2011 because the Company’s common stock was trading below the $1.63 maximum exercise price as of such dates. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus the Series D warrants were marked to fair value through earnings as of November 9, 2012 and then reclassified to stockholders equity at that time. The estimated remaining term of the warrant is readily determinable from the warrant agreement as it is the remaining contractual term. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the remaining term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the remaining term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

Changes in the warrant liability from November 4, 2011 to November 9, 2012 were as follows:

(In thousands)	Fair Value of Warrant Liability
Balance, November 4, 2011	$3,152
Decrease in fair value	(1,974)

Balance, December 31, 2011	1,178
Decrease in fair value	(675)
Transfer to stockholders’ equity	(503)

Balance, November 9, 2012	—

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of the warrants decreased from $3,152,000 at November 4, 2011 to $1,178,000 at December 31, 2011 primarily due to decreases in the market price of the Company’s common stock resulting in the recognition of $1,974,000 in non-operating income in 2011. The fair value of the warrants decreased from $1,178,000 at December 31, 2011 to 503,000 at November 9, 2012 primarily due to decreases in the market price of the Company’s common stock and the remaining term of the warrants resulting in the recognition of $675,000 of non-operating income during the period ended November 9, 2012 at which time the $503,000 fair value of the warrant liability was transferred to stockholders’ equity.

The Company did not elect to measure any other financial assets or liabilities at fair value.

3. Property and Equipment

At December 31, 2012 and 2011, net property and equipment at cost consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Leasehold improvements	$525	$525
Laboratory equipment and other	2,856	2,898

Total property and equipment, at cost	3,381	3,423
Less: Accumulated depreciation	3,163	2,965

Property and equipment, net	$218	$458

Depreciation expense was approximately $251,000, $494,000 and $546,000 in 2012, 2011 and 2010, respectively.

4. Accrued Expenses

At December 31, 2012 and 2011, accrued expenses consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Payroll and related costs	$199	$71
Clinical and nonclinical trial expenses	895	2,172
Cost of regaining rights to cancer program	1,309	2,138
Professional and consulting fees	344	335
Other	255	166

	$3,002	$4,882

5. Collaboration and License Agreements

(a) Collaboration and License Agreement with Merck & Co.

In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

disease. Under the terms of the agreement, the Company granted Merck & Co. exclusive rights to a number of the Company’s TLR7, TLR8, and TLR9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit under the agreement to the number of vaccines to which Merck & Co. can apply the Company’s agonists within these fields. The Company also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck & Co. and the Company’s chemistry for use in vaccines in the defined fields. Under the terms of the agreement, Merck & Co. extended the research collaboration for two additional years to December 2010. Under the terms of the agreement:

•	Merck & Co. paid the Company a $20.0 million upfront license fee;

•	Merck & Co. purchased $10.0 million of the Company’s common stock at $5.50 per share;

•	Merck & Co. agreed to fund the research and development collaboration through its term;

•	Merck & Co. agreed to pay the Company milestone payments as follows:

•	up to $165.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields;

•

up to $260.0 million if vaccines containing the Company’s TLR9 agonist compounds are successfully developed and marketed for follow-on indications in the oncology field and if vaccines containing the Company’s TLR7 or TLR8 agonists are successfully developed and marketed in each of the oncology, infectious disease, and Alzheimer’s disease fields; and

•	if Merck & Co. develops and commercializes additional vaccines using the Company’s agonists, the Company would be entitled to receive additional milestone payments; and

•

Merck & Co. agreed to pay the Company mid to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed, with the royalty rates being dependent on disease indication and the TLR agonist employed.

The Company recognized the $20.0 million upfront payment as revenue over four years, including the initial two-year research term and the two-year extension period that ended in December 2010, which was the Company’s period of continuing involvement under the research collaboration.

In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck & Co. Pursuant to such stock purchase agreement, the Company issued and sold to Merck & Co. 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in aggregate gross proceeds of $10.0 million.

The Company has recognized a total of $1.0 million of milestone revenue under the license and collaboration agreement, which related to the achievement of a preclinical milestone with one of its TLR9 agonists used as an adjuvant in cancer vaccines.

(b) Collaboration and License Agreement with Merck KGaA

In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement: Merck KGaA paid the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.4 million using a December 31, 2012 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities. As of December 31, 2012, the Company has paid €0.8 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million);

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a December 31, 2012 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of December 31, 2012, €1.0 million ($1.3 million using a December 31, 2012 exchange rate) of these installments remained payable under the termination agreement and is recorded under accrued expenses in the condensed balance sheet.

(c) Other License Agreements

The Company has out-licensed and in-licensed therapies related to antisense technology.

Out-licenses. In 2001 the Company entered into an agreement with Isis Pharmaceuticals, Inc. (Isis), under which it granted Isis a license, with the right to sublicense, to its antisense chemistry and delivery patents and patent applications; and it retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties. During 2001, Isis paid the Company $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and is required to pay the Company a low to mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of its patents and patent applications. As of December 31, 2012, the Company has received $0.3 million in sublicense income from Isis. Also under the agreement, the Company licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. The Company also paid to Isis $0.7 million and issued 1,005,499 shares of common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and is obligated to pay Isis an annual maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. The Company has the right to use these patents and patent applications in its drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2012, the Company has only paid Isis annual maintenance fees and has not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. The Company may terminate at any time the sublicense by Isis to it of the patents and patent applications.

In addition, the Company is a party to two other license agreements involving the license of its antisense patents and patent applications for oligonucleotide chemistry and delivery and for specific gene targets, under which the Company typically is entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2012, we had received a total of $1.5 million under these agreements.

In-licenses. The Company’s principal in-license related to antisense technology is with University of Massachusetts Medical Center for antisense chemistry and for certain gene targets. Under the terms of the license agreement with University of Massachusetts Medical Center, the Company is the worldwide, exclusive licensee under a number of U.S. issued patents and various patent applications owned by University of Massachusetts Medical Center relating to the chemistry of antisense oligonucleotides and their use. Many of these patents and patent applications have corresponding applications on file or corresponding patents in other major industrial countries. The patents licensed to the Company by University of Massachusetts Medical Center expire at dates ranging from 2013 to 2019. This license expires upon the expiration of the last to expire of the patents covered by the license. Under the agreement, the Company has agreed to pay a low single-digit royalty on net product sales, a low double-digit percentage of any sublicense license income received, and a small annual license maintenance fee. Since 1999, the Company has paid approximately $1.7 million to University of Massachusetts Medical Center under this license agreement.

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

6. Series D Redeemable Convertible Preferred Stock and Warrants

The following securities were issued in connection with the Company’s November 4, 2011 financing discussed in Note 13.

(a) Redeemable Convertible Preferred Stock

The Series D preferred stock has the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series D preferred stock of the Company (the Series D Certificate of Designations) as summarized below.

•

Dividends — The holders of the Series D preferred stock are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by the Company in its sole discretion, except that the Company may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% of (i) the common stock outstanding or (ii) the combined voting power of the securities of the Company outstanding immediately after giving effect to the issuance of such shares of common stock unless the Company’s stockholders approve a proposal to increase the 19.99% ownership limitation to 35% (the Nasdaq Proposal). As of December 31, 2012, the Company had accrued a dividend of $160,000 for payment in January 2013. Under the terms of the Series D preferred stock, the 4.6% dividends that the Company pays to the Series E preferred stockholders under the terms of the Series E preferred stock will also be paid to the Series D preferred stockholders on an as-converted to common stock basis, which results in Series D preferred stockholders being entitled to an additional 2.2% per annum cash dividend payable quarterly in arrears. The Company has agreed that, at its 2013 annual meeting of stockholders, it will propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock requiring payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by the Company’s stockholders, the Series E preferred stockholders will become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends. If such amendment is submitted to the Company’s stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends.

•

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

•

Conversion — Each share of Series D preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series D preferred stock original issue price by the Series D preferred stock conversion price in effect at the time of conversion. The Series D preferred stock conversion price was initially equal to $1.63 and the Series D preferred stock issue price is initially equal to the $8.1375 original purchase price of the Series D preferred stock. Accordingly, each share of Series D preferred stock was initially convertible at the option of the holder into five fully paid and nonassessable shares of the common stock. As a result of the Company’s Series E financing in November 2012, the Series D preferred stock conversion price was adjusted to the $1.46 per share minimum resulting in each share of Series D preferred stock becoming convertible at the option of the holder into 5.5736 fully paid and nonassessable shares of the common stock. No holder may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding unless the Company’s stockholders approve the Nasdaq Proposal. The Series D preferred stock conversion price, and the rate at which shares of Series D preferred stock may be converted into shares of common stock, may be subject to adjustment for stock dividends, stock splits and other events, as provided in the Series D Certificate of Designations.

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

As of December 31, 2012 there were 1,124,260 shares of Series D preferred stock designated, issued and outstanding.

The Series D preferred stock was first assessed under ASC 480, “Distinguishing Liabilities from Equity” and it was determined that it was not within the scope of ASC 480 so the preferred stock was not considered a liability under ASC 480. The preferred stock was then assessed under ASC 815, “Derivatives and Hedging.”

The Series D preferred stock contains three embedded features: (1) optional redemption by the Company; (2) optional redemption by the holders and (3) optional conversion by the holders. Each embedded feature meets the definition of a derivative. The Company believes that the Series D preferred stock is an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. The Company noted the following regarding these embedded features:

a.	Optional Redemption by the Company and Optional Redemption by the Holders — the redemption features were assessed under ASC 815-40 to determine if they were eligible for the exemption from

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

derivative accounting. In order to meet the exemption the feature must be “indexed to the company’s own stock” and meet specified criteria for equity classification. Both redemption features met these requirements and were not bifurcated, or accounted for separately from the preferred stock.

b.

Optional Conversion by the Holder — the optional conversion by the holder feature was determined to be clearly and closely related to the preferred stock host. As such the conversion feature did not require bifurcation under ASC 815.

The Series D preferred stock was then assessed under ASC 470, “Debt,” to determine if there was a beneficial conversion feature (BCF). The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the Warrant Liability) to the transaction date value of number of shares that the holder can convert into. The calculation resulted in a BCF of $4,445,000. The BCF was recorded in additional paid-in capital.

The following is a summary of the changes in the Series D preferred stock during 2012 and 2011 (000s):

Gross proceeds from November 4, 2011 Series D financing (including $351 paid for the warrants)	$9,500
Less — allocation of proceeds to:
fair value of warrants	(3,152)
beneficial conversion feature	(4,445)
transaction costs	(427)

Net proceeds allocated to Series D preferred stock	1,476
Accretion of beneficial conversion feature	4,445

Fair value of Series D preferred stock — November 4, 2011	$5,921

Fair value of Series D preferred stock — December 31, 2011	$5,921
Beneficial conversion feature related to Series E financing	(1,238)
Accretion of beneficial conversion feature	1,238

Fair value of Series D preferred stock — December 31, 2012	$5,921

Because the Series D preferred stock is redeemable upon events outside the control of the Company, the Company has recorded it in temporary equity. The initial carrying value of the Series D preferred stock was $1,476,000, after discounts for the proceeds allocated to the warrant liability and the BCF, and the recording of the transaction costs. The conversion option of the Series D preferred stock was immediately exercisable. As a result, the $4,445,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series D preferred stock to $5,921,000 at November 4, 2011. The sale of shares and warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D preferred stock, resulting in the conversion price of the Series D preferred stock being reduced and fixed at the minimum $1.46 per share and the Series D preferred stock no longer being subject to any anti-dilution adjustments which resulted in an additional $1,238,000 discount related to the additional BCF. The additional BCF was immediately accreted to preferred dividends in 2012 which resulted in the carrying value of the Series D preferred stock remaining at $5,921,000. The Series D preferred stock is redeemable by the holder for the original $9,149,000 purchase price plus unpaid accrued dividends upon a fundamental change, as described above. The Company has determined that the occurrence of a fundamental change is not probable at this time and is not currently accreting the difference between the $5,921,000 fair value of the Series D preferred stock and the redemption value of $9,149,000 purchase price plus unpaid accrued dividends. If the occurrence of a fundamental change becomes probable, the Company will accrete this $3,228,000 difference at that time.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Series D Convertible Preferred Stock and Warrant Purchase Agreement was amended in connection with the Series E financing. The amendments consisted of changes to voting rights limitations and restrictions on the transferability of securities issued in the Series D financing. There is no specific guidance on accounting for amendments to preferred stock agreements. However it is generally accepted that such changes should be analyzed to determine if they represent a modification or an extinguishment of the preferred stock. The Company has adopted a qualitative approach to assessing whether amendments are accounted for as modifications or extinguishments. The Company considers the nature of the changes to the preferred stock agreement, including whether the amendments significantly change a substantial contractual term or fundamentally change the nature of the stock; and whether the amendment of the terms would have changed the initial accounting for the stock. If the amendments significantly change a substantial term; fundamentally change the nature of the preferred shares; or change the accounting for the stock, then the change is accounted for as an extinguishment. Otherwise the amendments are accounted for as modifications.

The Company has considered the nature of these amendments and whether the amendments significantly change any substantial terms that affect the initial accounting for the Series D preferred stock. The Company determined that these amendments were not to substantial terms of the agreement and did not fundamentally change the nature of the Series D preferred stock. In addition, the Company assessed the original accounting for the Series D preferred stock and determined that the accounting did not change as a result of the amendments. Thus, the changes were considered a modification and not an extinguishment.

The Company then considered the appropriate model for accounting for the modification of the Series D preferred stock. The Company considered the debt and the share based payment modification guidance and determined that the share based modification rules included in ASC 718-20-35 were more appropriate. The model under ASC 718-20-35 requires the measurement of the fair value of the Series D preferred stock immediately before and after the modification. The Company determined that the change in fair value resulting from the modification was de minimis, as the amendments did not affect substantial terms of the agreement and did not affect the Company’s financial statements.

(b) Warrants

The Series D warrants had an initial exercise price of $1.63 per common share (subject to adjustment therein) and may be exercised at the holder’s option at any time on or before November 4, 2016. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the conversion price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. The Series D warrants provide that the Company shall not effect any exercise of the Series D warrants, and the Series D warrants may not be exercised with respect to any portion of the Series D warrants, to the extent that such exercise would result in the holder and its affiliates beneficially owning more than 19.99% of (i) the number of shares of common stock outstanding or (ii) the combined voting power of the securities of the Company outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Series D warrants unless the stockholders of the Company approve the Nasdaq Proposal, in which case, the 19.99% limitation will be increased, with respect to the holders of Series D preferred stock, to 35%. After November 4, 2013, the Company may redeem the Series D warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to the holder if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $6.51 (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations, reclassifications, and similar transactions affecting the common stock).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Series D warrants were first assessed under ASC 480, “Distinguishing Liabilities from Equity,” and it was determined that they were not within its scope so the warrants were not considered a liability under ASC 480. The Series D warrants were then assessed under ASC 815, “Derivatives and Hedging,” and were determined to be derivative instruments since the price protection features do not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40. The Series D warrants were recorded at fair value as of the transaction date and were being marked to fair value through earnings each quarter. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, the Series D warrants were marked to fair value through earnings as of November 9, 2012 and the remaining $0.5 million was reclassified to stockholders equity at that time. See Note 2(m).

The Series D warrants were also amended in connection with the Series E financing. The amendments consisted of changes in limitations on the Company’s right to redeem the Series D warrants and the Series D warrant holder’s right to exercise the Series D warrants. There is no specific guidance on accounting for amendments to warrant agreements. However it is generally accepted that such changes should be analyzed to determine if they represent a modification or an extinguishment of the warrant. The Company has adopted a qualitative approach to assessing whether amendments are accounted for as modifications or extinguishments. The Company considers the nature of the changes to the warrant agreement, including whether the amendments significantly change a substantial contractual term or fundamentally change the nature of the warrant; and whether the amendment of the terms would have changed the initial accounting for the Series D warrant. If the amendments significantly change a substantial term; fundamentally change the nature of the Series D warrant; or change the accounting for the Series D warrant, then the change is accounted for as an extinguishment. Otherwise the amendments are accounted for as modifications.

The Company has considered the nature of these amendments and whether the amendments significantly change any substantial terms that affect the initial accounting for the Series D warrants. The Company determined that these amendments were not to substantial terms of the agreement and did not fundamentally change the nature of the Series D warrants. In addition, the Company assessed the original accounting for the Series D warrants and determined that the accounting did not change as a result of the amendments. Thus, the changes were considered a modification and not an extinguishment.

The Company then considered the appropriate model for accounting for the modification of the Series D warrants. The Company considered the debt and the share based payment modification guidance and determined that the share based modification rules included in ASC 718-20-35 were more appropriate. The model under ASC 718-20-35 requires the measurement of the fair value of the Series D warrants immediately before and after the modification. The Company determined that the change in fair value resulting from the modification was de minimis, as the amendments did not affect substantial terms of the agreement and did not affect the Company’s financial statements.

7. Non-redeemable Preferred Stock, Common Stock and Other Stockholders’ Equity

(a) Common Stock

Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 1,199,684 shares of common stock (the Put Shares) at a price of $16.00 per share. Under the terms of the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

(b) Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2012:

Expiration Date	Shares	Weighted Average Exercise Price Per share
August 5, 2015	1,628,402	$3.71

November 4, 2016	2,810,650	1.46
November 9, 2017	8,484,840	0.70

Total	12,923,892	1.24

See note 6(b).

(c) Stock Options

Under the 2008 Stock Incentive Plan, the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 3,700,000 shares of common stock may be issued pursuant to awards granted under the plan subject to reduction in the event that there are any “full-value awards,” as defined in the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 500,000 per calendar year. The Compensation Committee of the Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which must be at least 100% (110% in the case of incentive stock options granted to those holding 10% or more

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the voting power of the Company) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2012, options to purchase a total of 3,880,054 shares of common stock were outstanding under the 2008 Stock Incentive Plan. As of December 31, 2012, 2,098,208 shares of common stock remain available for grant under the 2008 Stock Incentive Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2008 Stock Incentive Plan. Under these earlier plans, stock options generally vested over three to four years, and expired no later than 10 years from the date of grant. As of December 31, 2012, options to purchase a total of 1,775,458 shares of common stock were outstanding under these plans.

The following table summarizes information related to the outstanding and exercisable options during 2012 (in thousands, except per share amounts and years):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,943	$4.96
Granted	188	0.92
Exercised	—	—
Forfeited	(355)	1.93
Expired	(120)	7.77

Outstanding at December 31, 2012	5,656	4.96	6.55	$6

Exercisable at December 31, 2012	4,187	5.94	5.89	—
Total exercisable or expected to vest	5,589	4.99	6.53	6

(d) Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (the Stock Purchase Plan), as amended, provides for the issuance of up to 500,000 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant.

Under the Stock Purchase Plan, on the first day of a designated payroll deduction period, the “Offering Period,” the Company will grant to each eligible employee who has elected to participate in the Stock Purchase Plan an option to purchase shares of common stock as follows: the employee may authorize an amount, a whole percentage from 1% to 10% of such employee’s regular pay, to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Stock Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares that is more than 15% of the employee’s annualized base pay divided by 85% of the market value of a share of common stock on the commencement date of the Offering Period. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2012, 2011, and 2010, the Company issued 4,746, 26,155, and 43,496 shares of common stock, respectively, under the Stock Purchase Plan.

(e) Preferred Stock

The Restated Certificate of Incorporation of the Company permits its Board of Directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. The Company has designated 1,500,000 shares as Series A convertible preferred stock, 1,124,260 shares of Series D redeemable convertible preferred stock (see Note 6) and 424,242 shares of Series E convertible preferred stock (see Note 7(g)). As of December 31, 2012 and 2011, there were 655 shares of Series A convertible preferred stock outstanding.

(f) Series A Convertible Preferred Stock

The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. The Company paid dividends in stock until 2004 when it elected to pay further dividends in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment.

(g) Series E Convertible Preferred Stock

The Series E convertible preferred stock was issued in connection with the Company’s November 9, 2012 financing discussed in Note 13. On November 9, 2012, the board of directors of the Company designated 424,242 shares as Series E preferred stock, having the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series E preferred stock (Series E Certificate of Designations) as summarized below.

•

Dividends — The holders of Series E preferred stock are entitled to receive cash dividends payable quarterly in arrears at the Initial Dividend Rate (as defined below) with the first payment date being March 31, 2013. The Company has agreed that, at its 2013 annual meeting of stockholders it will propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If the stockholders of the Company approve the amendment to Series D Certificate of Designations, the dividend rate with respect to the Series E preferred dividends will increase from the Initial Dividend Rate to the rate of 8% per annum. The Initial Dividend Rate is also subject to increase to 8% per annum in the event that, as of any Series E preferred dividend payment date, there are no shares of Series D preferred stock outstanding. In the event that the amendment to Series D Certificate of Designations is submitted to the stockholders of the Company and it is not approved, then the holders of the Series E preferred stock will no longer be entitled to any Series E

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

preferred dividends. The Company will not submit the amendment to Series D Certificate of Designations to the stockholders for approval if there are no shares of Series D preferred stock then outstanding. The term “Initial Dividend Rate” means 4.6% per annum or such other percentage per annum as may be approved by the Company and by the holders of at least a majority of the then outstanding shares of Series E preferred stock.

•

Liquidation and Other Events — In the event of a liquidation, dissolution or winding up of the Company (other than a Sale of the Corporation as defined in the Series E Certificate of Designations), whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series E preferred stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to the greater of (a) the original per share purchase price of the Series E preferred stock ($14.00 per share) plus all accrued or declared but unpaid dividends thereon and (b) the amount that the holder of Series E preferred stock would be entitled to receive with respect to each share of Series E preferred stock pursuant to such liquidation if all of the outstanding shares of Series E preferred stock had been converted into common stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such liquidation. Such amount will be paid before any cash distribution may be made or any other assets distributed in respect of the holders of common stock, Series A convertible preferred stock, Series D preferred stock or any other class of capital stock of the Company ranking junior to the Series E preferred stock as to liquidation. In the event of a sale of the corporation, after payment to the holders of the Series A preferred stock, Series D preferred stock and any other class of capital stock of the Company ranking senior to the Series E preferred stock, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of shares of Series E preferred stock and common stock on a pro rata (and as converted to common stock) basis based on the number of shares held by each such holder.

•

Voting — Unless and until the stockholders of the Company approve the Nasdaq Proposal, the Series E preferred stock will have no voting rights. Subject to and effective upon the date that the stockholders of the Company approve the Nasdaq Proposal, each holder of outstanding shares of Series E preferred stock will be entitled to cast a number of votes equal to the lesser of (a) the number of whole shares of common stock into which the shares of Series E preferred stock held by such holder are convertible and (b) the product of the Voting Adjustment Percentage, as defined in the Series E Certificate of Designations, multiplied by the number of whole shares of common stock into which the shares of Series E preferred stock held by such holder are convertible. The intent of the Voting Adjustment Percentage is to provide that the maximum aggregate voting power that the holders of Series E preferred stock and their affiliates may hold does not exceed 35% of the total outstanding voting power of the Company at any time. The Voting Adjustment Percentage does not modify the provisions set forth in the Series E Purchase Agreement that require the Series E purchasers and their affiliates to vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including shares of common stock issuable upon conversion or exercise of securities that are convertible into or exercisable for shares of common stock held by the Series E purchasers and their affiliates) in the same manner and percentage as the holders of the common stock (other than the Series E purchasers and their affiliates) vote on such matter.

•

Protective Provisions — For so long as at least 84,849 shares of Series E preferred stock, subject to adjustment, remain outstanding, the Company has agreed that it will not, directly or indirectly, (a) amend the Certificate of Incorporation or bylaws of the Company in a manner that adversely and uniquely affects the Series E preferred stock, (b) except as expressly permitted by the Series E Certificate of Designations, purchase or redeem or pay or declare any dividend or make any distribution on, any shares of capital

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock of the Company, or (c) recapitalize or reclassify any of the common stock, without in each case the written consent or affirmative vote of the holders of at least 51% of the then outstanding shares of Series E preferred stock.

•

Conversion — Each share of Series E preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series E preferred stock original issue price by the Series E preferred stock conversion price in effect at the time of conversion. The Series E preferred stock conversion price is initially equal to $0.70 and the Series E preferred stock issue price is initially equal to the $14.00 original purchase price of the Series E preferred stock. Accordingly, each share of Series E preferred stock is initially convertible at the option of the holder into 20 fully paid and nonassessable shares of the common stock. No holder may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding common stock or outstanding voting power of the Company (including shares of common stock issuable upon conversion of the Series E preferred stock), unless the stockholders of the Company approve the Nasdaq Proposal, in which case, the 19.99% limitation will be increased, with respect to any holder of Series E preferred stock, to 35%. The initial Series E preferred stock conversion price, and the rate at which shares of Series E preferred stock may be converted into shares of common stock, are subject to adjustment for stock dividends, stock splits and other similar events, as provided in the Series E Certificate of Designations.

•

Redemption by Company — After the later of November 9, 2014 and the date that no shares of Series D preferred stock remain outstanding, the Company may redeem all or a portion of the Series E preferred stock for a cash payment equal to the original Series E preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon following notice to the holders of the Series E preferred stock if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to 400% of the Series E preferred stock conversion price. The Company may not redeem any shares of Series E preferred stock from a holder that cannot convert such shares of Series E preferred stock into common stock as a result of the beneficial ownership limitations described above under “Conversion.” In such event, the Company may redeem such nonredeemable shares pursuant to alternative redemption provisions set forth in the Series E Certificate of Designations following notice to the holders of the nonredeemable shares, for a cash payment equal to the greater of the 20 consecutive trading day average closing price per share of the common stock ending on the trading day immediately prior to redemption date plus any dividends accrued or declared but unpaid thereon and the Series E conversion price plus any dividends accrued or declared but unpaid thereon.

The Series E preferred stock was first considered under ASC 480 and it was determined that it was not mandatorily redeemable. The Company identified the following three embedded features within the Series E preferred stock: (1) optional conversion by the holder; (2) optional redemption by the company; and (3) an alternative redemption by the company. The Series E preferred stock was determined to be an equity host. The optional conversion by the holder was assessed to be clearly and closely related to the Series E preferred stock and thus not subject to bifurcation under ASC 815. The optional redemption by the company and the alternative redemption by the company were both indexed to the Company’s own stock and met the criteria for equity classification under ASC 815-40 and thus were not required to be bifurcated. The Series E preferred stock is redeemable only at the Company’s option. In addition, the Series E preferred stock only has preferences in the event of a final liquidation or termination of the Company. In the event of a deemed liquidation, the Series E preferred stock has no preferences and ranks together with the common stockholders. Thus, the Series E preferred stock is not within the scope of ASC 480-10-S99 and will be classified in stockholders’ equity.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Series E preferred stock was issued together with warrants to purchase 8,484,840 shares of common stock (the Series E warrants). Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. The fair value of the Series E warrants was computed using the Black Scholes Model and was determined to be $2,949,000. The $2,322,000 prorated value of the Series E warrants was recorded as additional paid-in capital.

The Series E preferred stock was then considered under ASC 470-20 to determine if a BCF existed. As of the transaction date, a BCF of $1,262,000 was computed using the initial stated conversion rate. Since the conversion feature is immediately exercisable, the $1,262,000 BCF was accreted immediately to preferred dividends.

The following is a summary of the changes in the Series E preferred stock during 2012 (In thousands):

Gross proceeds from November 9, 2012 Series E financing (including $1,061 paid for the warrants)	$7,000
Less — allocation of proceeds to:
fair value allocated to warrants	(2,322)
beneficial conversion feature	(1,262)
transaction costs	(977)

Net proceeds allocated to Series E preferred stock	2,439
Accretion of beneficial conversion feature	1,262

Carrying Value of Series E preferred stock — November 9, 2012	$3,701

Carrying Value of Series E preferred stock — December 31, 2012	$3,701

8. Commitments and Contingencies

(a) Lease Commitments

In June 2007, the Company relocated its operations to a newly leased facility with a lease term through May 31, 2014, with one five-year renewal option exercisable by the Company. During 2012, 2011 and 2010, rent expense, including real estate taxes, was $1,596,000, $1,582,000, and $1,531,000, respectively. As part of the lease, the Company is required to restrict approximately $311,000 of cash for a security deposit as of December 31, 2012. The lease is classified as an operating lease. Future minimum commitments as of December 31, 2012 under the Company’s lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2013	$1,488
2014	628

$2,116

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(c) Contract Obligations

The Company has an employment agreement, which expires October 2015, with its chairman, president and chief executive officer. As of December 31, 2012, future minimum commitments under this agreement were approximately $549,000 for each of the years ended December 31, 2013 and 2014, and $440,000 for the year ended December 31, 2015.

(d) Related-Party Transactions

In November 2011, the Company issued and sold shares of Series D preferred stock and Series D warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar I, an investment partnership managed by one of the Company’s directors and significant shareholders, which is described in Note 13. In November, 2012, the Company issued and sold shares of Series E preferred stock and Series E warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar II, an investment partnership managed by two of the Company’s directors and one of its significant shareholders, which is described in Note 13.

The Company paid certain directors consulting fees of approximately $1,000, $32,000 and $53,000 in 2012, 2011 and 2010, respectively. The $1,000 paid in 2012 was associated with services performed in 2011. The Company issued common stock in lieu of Director board and committee fees of approximately $1,000, $38,000, and $6,000 during 2012, 2011 and 2010, respectively.

9. Income Taxes

Subject to the limitations described below, at December 31, 2012, the Company had cumulative net operating loss carryforwards (NOLs) of approximately $173.3 million and $67.3 million available to reduce federal and state taxable income which expire through 2032. In addition, the Company had cumulative federal and state tax credit carryforwards of $5.0 million and $5.2 million, respectively, available to reduce federal and state income taxes which expire through 2032 and 2027, respectively. The federal and state NOLs include approximately $1.9 million and $1.6 million, respectively, of deductions related to the exercise of stock options subsequent to the adoption of ASC 718 — “Stock Compensation.” This amount represents an excess tax benefit as defined under ASC 718 and has not been included in the gross deferred tax asset reflected for NOLs.

The Tax Reform Act of 1986 contains provisions, which limit the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2012, have resulted in ownership changes in excess of 50%, and that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. The Company has not prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards as of December 31, 2012. Ownership changes in future periods may place additional limits on the Company’s ability to utilize NOLs and tax credit carryforwards.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, the components of the deferred tax assets are approximately as follows:

	2012	2011
	(In thousands)
Operating loss carryforwards	$61,717	$75,817
Tax credit carryforwards	8,455	9,163
Other	4,935	4,844

	75,107	89,824
Valuation allowance	(75,107)	(89,824)

	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The decreases in the operating loss carryforward deferred tax asset and the valuation allowance in the current year is primarily attributable to the expiration of NOLs.

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	116.3	66.3	74.2
Change in valuation allowance	(76.6)	(22.5)	(34.1)
Federal and state credits	(0.6)	(3.3)	(6.4)
State income taxes, net of federal benefit	(5.2)	(5.4)	(4.8)
Permanent differences	0.1	(1.0)	2.6
State rate change	—	—	0.3
Other	—	(0.1)	2.2

Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, “Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2012 and 2011.

The Company has not, as of yet, conducted a study of its research and development credit carryforwards. Such a study might result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations and comprehensive loss if an adjustment was required.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2009, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

The American Taxpayer Relief Act of 2012 (the Act) was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is estimated to be approximately $0.5 million, which will increase the deferred tax asset and related valuation allowance in the first quarter of 2013, the quarter in which the law was enacted.

10. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $106,000, $132,000, and $139,000 of 401(k) benefits were charged to operating expenses during 2012, 2011 and 2010, respectively.

11. Net Loss per Common Share Applicable to Common Stockholders

For the years ended December 31, 2012 and 2011, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 33,332,000 and 16,005,000 at December 31, 2012 and 2011, respectively, and consist of stock options, preferred stock and warrants.

For the year ended December 31, 2012, net loss per common share applicable to common stockholders reflects $3.2 million in preferred stock accretion and dividends, including $1.2 million related to the BCF of the Series D preferred stock that has been accreted to preferred dividends, $0.7 million in dividends payable on shares of our Series D preferred stock and $1.3 million related to the BCF of the Series E preferred stock that has been accreted to preferred dividends. For the year ended December 31, 2011, net loss per common share applicable to common stockholders reflects $4.5 million in preferred stock accretion and dividends, including $4.4 million related to the BCF of the Series D preferred stock that has been accreted to preferred dividends, and $0.1 million in dividends payable on shares of our Series D preferred stock.

12. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosure of non cash financing and investing activities:
Accretion of Series D redeemable preferred stock beneficial conversion feature	$1,238	$4,445	$—

Accretion of Series E preferred stock beneficial conversion feature	$1,262	$—	$—

Reclassification of Series D warrants from liabilities to stockholders’ equity	$503	$—	$—

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13. Financings

Series E Preferred Stock and Warrant Financing

In November 2012, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (Series E Purchase Agreement) with Pillar II and the other purchaser named therein (together, the Series E Purchasers). Pursuant to the Series E Purchase Agreement, the Company issued and sold to the Series E Purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of its Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of its common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the Series E warrants is $0.70 per share. The Series E warrants are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. The Company has agreed to pay to the holders of the Series E preferred stock quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends paid to the holders of Series E preferred stock will also be paid to the holders of the Series D preferred stock on an as-converted to common stock basis. The Company has agreed that, at its 2013 annual meeting of stockholders, it will, among other things, propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by the Company’s stockholders, the holders of the Series E preferred stock will become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the holders of the Series D preferred stock would cease to be entitled to corresponding dividends. If such amendment is submitted to the Company’s stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends.

The net proceeds to the Company, excluding the proceeds of any exercise of the warrants, were approximately $6.0 million. The Company intends to use these funds for research and clinical development activities, the manufacturing of its product candidates, working capital and general corporate purposes, including the advancement of the Company’s autoimmune and inflammatory disease program in at least two indications.

The securities offered by the Company in the private placement were not registered under the Securities Act of 1933, as amended (the Securities Act), and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In January 2013, the Company filed a registration statement with the Securities and Exchange Commission that became effective on January 17, 2013, registering the resale of the shares of common stock issuable upon conversion of the Series E preferred stock and the shares of common stock issuable upon exercise of the Series E warrants issued in the private placement.

The Company is subject to specified cash penalties if it fails to maintain an effective registration statement with the Securities and Exchange Commission registering the resale of the shares of Common Stock issuable upon conversion of the Series E preferred stock and the shares of Common Stock issuable upon exercise of the Series E warrants. Such penalties are limited to a cumulative maximum penalty equal to 10% of the aggregate purchase price paid to the Company for the Series E preferred stock. The Company is required to maintain the registration statement’s effectiveness until no unregistered shares of Common Stock issued or issuable upon conversion of the Series E preferred stock or upon exercise of the Series E warrants remain outstanding or issuable, as applicable.

Series D Preferred Stock and Warrant Financing

In November 2011, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (Series D Purchase Agreement) with Pillar I. Pursuant to the Series D Purchase Agreement, the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company issued and sold to Pillar I, for an aggregate purchase price of $9.5 million, 1,124,260 shares of its Series D preferred stock initially convertible into 5,621,300 shares of its common stock, and Series D warrants to purchase 2,810,650 shares of its common stock. Each share of Series D preferred stock was initially convertible, subject to limitations, at a conversion price of $1.63 per share. The initial exercise price of the Series D warrants was $1.63 per share.

The sale of shares of Series E preferred stock and Series E warrants in the Company’s November 2012 Series E financing triggered anti-dilution adjustments under the terms of the Series D preferred stock and the Series D warrants. The anti-dilution adjustment under the Series D preferred stock resulted in the conversion price of the Series D preferred stock being reduced and fixed at $1.46 per share, and such shares no longer being subject to any anti-dilution adjustments. Each share of Series D preferred stock became convertible into 5.5736 shares of the Company’s common stock and, as a result, the 1,124,260 shares of Series D preferred stock became convertible, subject to limitations, into 6,266,175 shares of the Company’s common stock. The anti-dilution adjustment under the Series D warrants resulted in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments.

The net proceeds to the Company, excluding the proceeds of any exercise of the Series D warrants, were approximately $9.1 million which was allocated as described in Note 6(a). The Company used these funds for research and product development activities, including costs of conducting preclinical studies and clinical trials, and for general corporate purposes.

The securities offered by the Company in the private placement were not registered under the Securities Act and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In December 2011, the Company filed a registration statement with the Securities and Exchange Commission that became effective on December 21, 2011, registering the resale of the shares of common stock issuable upon conversion of the Series D preferred stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement. In February 2013, the Company filed a registration statement with the Securities and Exchange Commission that became effective on February 8, 2013, covering the resale of additional shares of common stock issuable upon conversion of the Series D preferred stock.

The Company is subject to specified cash penalties if it fails to maintain an effective registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series D preferred stock and the shares of common stock issuable upon exercise of the Series D warrants. Such penalties are limited to a cumulative maximum penalty equal to 10% of the aggregate purchase price paid to the Company by Pillar I for the Series D preferred stock. The Company is required to maintain the registration statement’s effectiveness until no unregistered shares of common stock issued or issuable upon conversion of the Series D preferred stock or upon exercise of the Series D warrants remain outstanding or issuable, as applicable.

Registered Direct Financing

On August 5, 2010, the Company raised $15.1 million in gross proceeds from a registered direct offering of common stock and warrants to institutional investors. In the offering, the Company sold 4,071,005 shares of common stock and warrants to purchase 1,628,402 shares of common stock. The common stock and the warrants were sold in units at a price of $3.71 per unit, with each unit consisting of one share of common stock and warrants to purchase 0.40 shares of common stock. The warrants to purchase common stock have an exercise price of $3.71 per share, are exercisable immediately, and will expire if not exercised on or prior to August 5, 2015. The net proceeds to the Company from the offering, excluding the proceeds of any future exercise of the warrants, were approximately $14.1 million.

Exhibit Index

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 9, 2012	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

4.2	Certificate of Designations, Preferences and Rights of Series E Preferred Stock of the Company		8-K	November 14, 2012	001-31918

10.1††	2008 Stock Incentive Plan, as amended		8-K	June 17, 2011	001-31918

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918

10.5††	1995 Employee Stock Purchase Plan, as amended		8-K	June 17, 2011	001-31918

10.6††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.7††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.8††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.9††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.10††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.11††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.12††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.13††	Policy on Treatment of Stock Options in the Event of Retirement, approved December 14, 2010.		10-K	March 10, 2011	001-31918

10.14††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal		10-Q	November 9, 2005	001-31918

10.15††	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918

10.16††	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011.		10-K	March 14, 2012	001-31918

10.17††	Director Compensation Program		10-K	March 14, 2012	001-31918

10.18†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024

10.19†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352

10.20†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.21	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352

10.22	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.23†	Exclusive License and Research Collaboration Agreement by and between Merck, Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.24†	License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-K	March 11, 2008	001-31918

10.25†	Amendment dated February 12, 2009 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-K	March 11, 2009	001-31918

10.26	Letter Agreement dated June 2, 2010 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-Q	August 5, 2011	001-31918

10.27	Letter Agreement dated May 27, 2011 to the License Agreement by and between Merck KGaA and Idera Pharmaceuticals, Inc., dated December 18, 2007.		10-Q	August 5, 2011	001-31918

10.28*	Termination Agreement dated November 30, 2011 by and between Idera Pharmaceuticals, Inc. and Merck KGaA concerning the License Agreement between Idera Pharmaceuticals, Inc. and Merck KGaA dated December 18, 2007 as amended.		10-K	March 14, 2012	001-31918

10.29	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.30	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.31	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein.		8-K	March 29, 2006	001-31918

10.32	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.33	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

10.34	Form of Warrant issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing.		10-Q	November 4, 2010	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.35	Consulting Agreement dated as of April 1, 2010 between Idera Pharmaceuticals, Inc. and Malcolm MacCoss, Ph.D.		10-Q	May 4, 2010	001-31918

10.36	Amendment dated as of December 31, 2010 amending Consulting Agreement dated as of April 1, 2010 between Idera Pharmaceuticals, Inc. and Malcolm MacCoss, Ph.D		10-K	March 14, 2012	001-31918

10.37	Consulting Agreement dated as of January 1, 2011 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 14, 2012	001-31918

10.38	Amendment dated December 19, 2011 amending Consulting Agreement dated as of January 1, 2011 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 14, 2012	001-31918

10.39	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, among the Company and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.40	Amendment No. 1, dated November 9, 2012, to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between the Company and the Purchaser named therein		8-K	November 14, 2012	001-31918

10.41	Registration Rights Agreement, November 4, 2011, among the Company and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.42	Form of Warrant issued to Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, among the Company and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.43	Amendment No. 1, dated November 9, 2012, to Warrant, dated November 4, 2011, between the Company and the Registered Holder named therein		8-K	November 14, 2012	001-31918

10.44	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among the Company and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.45	Registration Rights Agreement, November 9, 2012, among the Company and the Purchasers named therein.		8-K	November 14, 2012	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.46	Form of Warrant issued to each Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among the Company and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.47	Sales Agreement, dated as of April 12, 2012, by and between the Company and Cowen and Company, LLC.		8-K	April 12, 2012	001-31918

10.48	Lease Agreement dated October 31, 2006 between the Company and ARE-MA-Region No. 23, LLC.		10-K/A	May 8, 2007	001-31918

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.
*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
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