Form 10-Q
period 2013-03-31
IDERA PHARMACEUTICALS, INC.
filed 2013-05-15
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	45,163,330
Class	Outstanding as of May 10, 2013

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,149	$10,096
Prepaid expenses and other current assets	176	198

Total current assets	6,325	10,294
Property and equipment, net	178	218
Restricted cash	311	311

Total assets	$6,814	$10,823

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$977	$1,129
Accrued expenses	3,097	3,002

Total current liabilities	4,074	4,131
Other liabilities	30	65

Total liabilities	4,104	4,196
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Designated, issued and outstanding - 1,124 shares; Redemption amount $9,149; Liquidation preference $9,389	5,921	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares; Liquidation preference $6,048	3,701	3,701
Series A convertible preferred stock, Designated — 1,500 shares, issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares, issued and outstanding — 27,645 and 27,643 shares at March 31, 2013 and December 31, 2012, respectively	28	28
Additional paid-in capital	391,525	391,635
Accumulated deficit	(398,465)	(394,658)

Total stockholders’ (deficit) equity	(3,211)	706

Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$6,814	$10,823

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
(In thousands, except per share amounts)	2013	2012
Alliance revenue	$7	$9
Operating expenses:
Research and development	2,328	3,813
General and administrative	1,527	1,689

Total operating expenses	3,855	5,502

Loss from operations	(3,848)	(5,493)
Other income (expense):
Increase in fair value of warrant liability	—	(1,321)
Investment income, net	2	4
Foreign currency exchange gain (loss)	39	(76)

Net loss	(3,807)	(6,886)
Preferred stock dividends	279	160

Net loss applicable to common stockholders	$(4,086)	$(7,046)

Net loss per common share applicable to common stockholders (Note 10):
Basic	$(0.15)	$(0.25)

Diluted	$(0.15)	$(0.25)

Shares used in computing net loss per common share applicable to common stockholders:
Basic	27,644	27,637

Diluted	27,644	27,637

Net loss	$(3,807)	$(6,886)
Other comprehensive income	—	—

Comprehensive loss	$(3,807)	$(6,886)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash Flows from Operating Activities:
Net loss	$(3,807)	$(6,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	—	1
Non-employee stock option expense	2	4
Stock-based compensation	253	588
Increase in fair value of warrant liability	—	1,321
Depreciation expense	42	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22	(2)
Accounts payable, accrued expenses, and other liabilities	(211)	(889)

Net cash used in operating activities	(3,699)	(5,780)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1)	—

Net cash used in investing activities	(1)	—

Cash Flows from Financing Activities:
Dividends paid	(160)	(103)
2012 financing transaction costs paid in 2013	(87)	—
Proceeds from employee stock purchases	1	1
Payments on capital lease	(1)	—

Net cash used in financing activities	(247)	(102)

Net (decrease) in cash and cash equivalents	(3,947)	(5,882)
Cash and cash equivalents, beginning of period	10,096	24,571

Cash and cash equivalents, end of period	$6,149	$18,689

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. The Company is focusing its development efforts on the treatment of autoimmune and inflammatory diseases. The Company has two drug candidates, IMO-3100, a TLR7 and TLR9 antagonist, and IMO-8400, a TLR7, TLR8, and TLR9 antagonist, in clinical development for the treatment of autoimmune and inflammatory diseases. The Company has presented data from a Phase 2 clinical trial of IMO-3100 in patients with moderate to severe plaque psoriasis. The Company believes that the results of this trial provide clinical proof of concept for its approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

TLRs are specific receptors present in immune system cells. Using a chemistry-based approach, the Company has created synthetic DNA- and RNA-based compounds that are targeted to TLR3, TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. A TLR agonist is a compound that stimulates an immune response through the targeted TLR.

The Company believes that the modulation of immune responses through TLRs provides a rationale for the development of drug candidates to treat a broad range of diseases, including autoimmune and inflammatory diseases, cancer, respiratory diseases, and for use as vaccine adjuvants. The Company is a party to a collaboration alliance with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.) (“Merck & Co.”), for the use of agonists of TLR7, TLR8, and TLR9 as adjuvants in the development of vaccines for cancer, infectious diseases, and Alzheimer’s disease. The Company is seeking to enter into additional collaborative alliances with third parties with respect to its TLR-targeted programs in oncology, hematological malignancies, respiratory diseases, and the use of TLR3 agonists as vaccine adjuvants.

The Company had cash and cash equivalents of approximately $6,149,000 at March 31, 2013. The Company believes that the net proceeds of the follow-on public offering of its securities in May 2013, together with its existing cash and cash equivalents, will enable the Company to fund its operations at least through the fourth quarter of 2014. The Company believes that its available funds following the May 2013 offering will be sufficient to enable the Company to conduct its planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. The Company will need to raise additional funds in order to conduct any other clinical development of IMO-3100 or IMO-8400 or to conduct any other development of its other product candidates or technologies. It is also possible that the Company will not achieve the progress that it expects with respect to IMO-8400 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays.

At March 31, 2013, the Company had an accumulated deficit of $398,465,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue or sales-based milestones or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 11, 2013.

(3) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2013 and December 31, 2012 consisted of cash and money market funds.

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

The Company applies Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820)” (ASU No. 2011-04), which updated the previous fair value measurement guidance that had been included in the Accounting Standards Codification (ASC) to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets
Money market fund	$6,102	$6,102	$—	$—

Total assets	$6,102	$6,102	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2012
Assets
Money market fund	$9,990	$9,990	$—	$—

Total assets	$9,990	$9,990	$—	$—

Total liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at March 31, 2013 or December 31, 2012, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ (deficit) equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D redeemable convertible preferred stock (“Series D preferred stock”) in November 2011, the Company issued warrants which contained provisions for anti-dilution protection in the event that the Company issued other equity securities at a price below $1.46 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants did not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the Company recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model as the result was not significantly different than the use of a lattice or binomial model because the price protection provision was subject to a floor of $1.46 per share and the initial exercise price was $1.63. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market and represented the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

The Company revalued the warrants at the end of each quarter using the Black-Scholes Model and recognized the change in the fair value of the warrants in the statements of operations and comprehensive loss as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of March 31, 2012 and December 31, 2011:

	March 31 2012	December 31, 2011
Common stock price	$1.73	$1.05
Expected warrant exercise price	$1.63	$1.46
Remaining term of warrant (years)	4.6	4.8
Expected volatility	61%	58%
Average risk free interest rate	0.9%	0.8%
Expected dividend yield	—	—
Expected percentage of warrants to be exercised	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The exercise price of the warrant was initially set at $1.63 and was subject to adjustment to a price to as low as the $1.46 minimum exercise price per share for diluting effects such as if in specified circumstances the Company sells its common stock at a price below $1.46 per share. The Company used the $1.46 minimum exercise price as an assumption in computing the fair value of the warrant at December 31, 2011 because the Company’s common stock was trading below $1.46. The Company used the $1.63 maximum exercise price as an assumption in computing the fair value of the warrant at March 31, 2012 because the Company’s common stock was trading above $1.63 on March 31, 2012. The estimated remaining term of the warrant is readily determinable from the warrant agreement as it is the remaining contractual term. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the remaining term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the remaining term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

The fair value of the warrant liability increased from $1,178,000 at December 31, 2011 to $2,499,000 at March 31, 2012 primarily due to an increase in the price of the Company’s common stock. The increase in the fair value of the warrant liability resulted in the recognition of a $1,321,000 expense in other income (expense) for the three months ended March 31, 2012.

The sale of shares of Series E convertible preferred stock (“Series E preferred stock”) and related warrants to purchase shares of our common stock (“Series E warrants”) in our November 2012 Series E financing triggered an anti-dilution adjustment, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification. Thus the Series D warrants were marked to fair value through earnings as of November 9, 2012 and then reclassified to stockholders equity at that time. Consequently, the Company did not record any non-operating income or expense related to the Series D warrants during the three months ended March 31, 2013.

(5) Property and Equipment

At March 31, 2013 and December 31, 2012, net property and equipment at cost consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Leasehold improvements	$525	$525
Laboratory equipment and other	2,858	2,856

Total property and equipment, at cost	3,383	3,381
Less: accumulated depreciation	3,205	3,163

Property and equipment, net	$178	$218

Depreciation expense was approximately $42,000 and $83,000 in the three months ended March 31, 2013 and 2012, respectively.

(6) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash for a security deposit. As of March 31, 2013, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(7) Collaboration and License Agreements

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

(b) Collaboration and License Agreement with Merck KGaA

In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA, Darmstadt, Germany (Merck KGaA) to research, develop and commercialize products containing its TLR9 agonists, including IMO-2055, for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time, and Merck KGaA agreed to reimburse costs for the Company’s IMO-2055 clinical trials for the period in which the Company continued to conduct the trials on behalf of Merck KGaA. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, and Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer, and responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines.

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.3 million using a March 31, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities. As of March 31, 2013, the Company has paid €0.8 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.3 million);

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a March 31, 2013 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of March 31, 2013, €1.0 million ($1.3 million using a March 31, 2013 exchange rate) of these installments remained payable under the termination agreement and is recorded under accrued expenses in the condensed balance sheet.

(8) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Prior to December 2011, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance-based stock options to purchase 697,500 shares of common stock to employees. As of the grant date of such options, options to purchase 174,375 shares were to vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares were to vest over a three year service period upon the achievement of the same performance conditions. During 2012, three of the specified performance conditions were achieved. As a result, options to purchase 80,213 shares vested immediately, and options to purchase 240,640 shares began vesting over a three-year period in accordance with the terms of the performance-based options. In addition, as of March 31, 2013, five of the specified performance conditions were not met by their deadlines resulting in the cancellation of 265,597 performance-based options. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $253,000 and $588,000 for the three months ended March 31, 2013 and 2012, respectively for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 37,500 shares of common stock granted during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Average risk free interest rate	1.1%
Expected dividend yield	—
Expected lives (years)	5.8
Expected volatility	67.0%
Weighted average grant date fair value of options granted during the period (per share)	$ 0.69
Weighted average exercise price of options granted during the period (per share)	$ 1.15

The Company did not grant any stock options during the three months ended March 31, 2013. The expected lives and the expected volatility of the options are based on historical experience. All options granted during the three months ended March 31, 2012 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(9) Net Loss per Common Share Applicable to Common Stockholders

For the three months ended March 31, 2013 and 2012, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 33,037,104 and 16,018,566 for the three months ended March 31, 2013 and 2012, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended March 31, 2013, net loss per common share applicable to common stockholders reflects $279,000 in dividends payable on shares of our Series D preferred stock that were issued in November 2011 and our Series E preferred stock that were issued in November 2012. For the three months ended March 31, 2012, net loss per common share applicable to common stockholders reflects $160,000 in dividends payable on shares of our Series D preferred stock that were issued in November 2011.

(10) Employee Stock Purchases

During the three months ended March 31, 2013 and 2012, the Company issued 1,744 shares and 721 shares, respectively, of common stock in connection with employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan, which resulted in total proceeds to the Company of approximately $1,000 in each quarter.

(11) Related Party Transactions

The Company paid a director consulting fees of approximately $1,000 in the three months ended March 31, 2012 for services performed in 2011. The Company did not pay consulting fees to directors during the three months ended March 31, 2013.

(12) Subsequent Events

Follow-on Public Offering

On May 7, 2013, the Company closed a follow-on public offering, in which it sold 17,500,000 shares of common stock, together with warrants to purchase up to 17,500,000 shares of common stock, at a combined price to the public of $0.50 per share and related warrant, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with warrants to purchase up to 15,816,327 shares of common stock, at a combined price to the public of $0.49 per pre-funded warrant share and related warrant, for aggregate gross proceeds of $16.5 million. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the future exercise of the warrants, if any, were approximately $14.7 million.

The warrants have an exercise price of $0.47 per share of common stock and are exercisable for a period of five years from May 7, 2013 and the pre-funded warrants have an exercise price of $0.01 per share of common stock and are exercisable for a period of seven years from May 7, 2013. The warrants and the pre-funded warrants each provide that, after the second anniversary of the date of issuance, the Company may redeem the warrants for $0.01 per share of common stock issuable on exercise of the warrants following 30 days’ prior written notice to the holder if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80.

April 2013 Pillar Agreements

In April 2013, the Company entered into two agreements (the “Pillar Agreements”) with Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”) and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”). The agreements, including the Company’s obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of the underwritten public offering on May 7, 2013. Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar I and Pillar II, and is a limited partner of Pillar I and Pillar II. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar Entities. In addition, Abdul-Wahab Umari, also a member of the Company’s board of directors, is a managing partner of Pillar Invest.

Under the first agreement entered into with Pillar I and Pillar II (the “April 22, 2013 Pillar Agreement”), Pillar I, as the sole holder of the Company’s Series D preferred stock, irrevocably waived and agreed to not exercise the rights, powers, preferences and other terms of the Series D preferred stock under Section 6 of the Certificate of Designations, Preferences

and Rights of Series D Preferred Stock (the “Series D Certificate of Designations”), including without limitation the right to require the Company to purchase all or any portion of the shares of its Series D preferred stock at a price equal to the original Series D preferred stock purchase price per share plus all accrued or declared but unpaid dividends thereon upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions resulting in a person or group unaffiliated with any holder of Series D preferred stock owning 66.67% or more of the outstanding voting securities of the Company or successor entity.

Under the April 22, 2013 Pillar Agreement, the Company and each of Pillar I and Pillar II agreed, among other things:

•	to an amendment to the Series D Certificate of Designations for the Series D preferred stock to:

■	modify the dividend provisions of the Series D Certificate of Designations to change the date after which the Company may elect to pay dividends in shares of its common stock from December 31, 2014 to October 1, 2013, and to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of its common stock as a result of the application of the beneficial ownership and voting power limitations set forth the Series D Certificate of Designations; and

■	in connection with the waiver of the right to require the Company to purchase the Series D preferred stock upon the occurrence of specified fundamental changes, to modify the Series D Certificate of Designations to provide, in the event of a sale of the Company, for the distribution of any assets that remain available for distribution to its stockholders, after payment to the holders of its Series A convertible preferred stock and any other class of its capital stock that ranks senior to its Series D preferred stock, to the holders of our Series D preferred stock on a pro rata basis with the holders of its common stock, Series E preferred stock and such new series of non-voting preferred stock; and

•	to an amendment to the Certificate of Designations, Preferences and Rights of Series E Preferred Stock (the “Series E Certificate of Designations”) to:

■	modify the dividend provisions of the Series E Certificate of Designations to allow for the payment of dividends in shares of its common stock commencing October 1, 2013; and

■	allow for the payment of dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of its common stock as a result of the application of the beneficial ownership and voting power limitations set forth in the Series E Certificate of Designations.

Under the second agreement with the Pillar Entities (the “April 30, 2013 Pillar Agreement”), Pillar I irrevocably waived the right of the holders of the Series D preferred stock under Section 2.1 of the Series D Certificate of Designations to receive, in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), an amount per share of Series D preferred stock equal to the original issue price of such share of Series D preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series D preferred stock been converted into shares of the Company’s common stock immediately prior to such Liquidation, and that upon a Liquidation the holders of the Series D preferred stock will receive an amount per share of Series D preferred stock equal to the amount that would be payable with respect to such share had all shares of Series D preferred stock been converted into shares of common stock immediately prior to such Liquidation.

In addition, under the April 30, 2013 Pillar Agreement, Pillar II and the entity affiliated with Pillar I and Pillar II, as the holders of 100% of the Company’s Series E preferred stock, irrevocably waived the right of the holders of the Series E preferred stock under Section 2.1.1 of the Series E Certificate of Designations to receive, in the event of a Liquidation, an amount per share of Series E preferred stock equal to the original issue price of such share of Series E preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation, and that upon a Liquidation the holders of the Series E preferred stock will receive under Section 2.1 of the Series E Certificate of Designations an amount per share of Series E preferred stock equal to the amount that would be payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation.

Under the Pillar Agreements, the Company has agreed to seek approval from its stockholders at its 2013 annual meeting of stockholders of amendments to the Series D Certificate of Designations and Series E Certificate of Designations to effect these changes to the dividend and liquidation provisions of the Company’s Series D preferred stock and Series E preferred stock, the redemption rights of the holders of its Series D preferred stock and the rights of the holders of its Series D preferred stock to distributions in the event of a sale of the Company. Each applicable Pillar Entity has agreed:

•

to vote, and to cause its affiliates to vote, all shares of the Company’s voting stock held by such Pillar Entity or its affiliates, and over which such Pillar Entity or its affiliates has the power to vote, in favor of such amendments; and

•

not to, and to cause its affiliates not to, sell or transfer any shares of common stock, Series D preferred stock or Series E preferred stock held by such Pillar Entity or its affiliates to any person, entity or group unless such proposed transferee agrees in a written instrument executed by such transferee, the applicable Pillar Entity and us to take and hold such securities subject to, among other things, the Pillar Agreements and to be bound by the terms of such Pillar Agreements, including the waiver of rights, voting agreements and restrictions on transfer set forth therein.

Under the April 22, 2013 Pillar Agreement, in consideration of the agreements of Pillar I and II under the April 22, 2013 Pillar Agreement and the delivery of the waiver by Pillar I, and for no additional cash consideration, the Company issued to Pillar I warrants, the Pillar I Warrants, to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.61 per share.

In addition, under the April 30, 2013 Pillar Agreement, in consideration of the agreements of the Pillar Entities under the April 30, 2013 Pillar Agreement and the delivery of the waivers by the Pillar Entities, and for no additional cash consideration, the Company issued to the Pillar Entities warrants (the “Additional Pillar Warrants,” and together with the Pillar I Warrants, the “Pillar Warrants”), to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.79 per share.

The Pillar Warrants became exercisable immediately upon issuance. The Pillar I Warrants will expire if not exercised on or prior to the fifth anniversary from the date of issuance and the Additional Pillar Warrants will expire if not exercised on or prior to June 1, 2014. The Pillar I Warrants provide that, after the second anniversary of the date of issuance, the Company may redeem such Pillar I Warrants for $0.01 per share of common stock issuable on exercise of such Pillar I Warrants following notice to the holder thereof if the closing price of its common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80 per share.

In addition, the Company agreed to file a registration statement to register the resale of the shares of common stock issuable upon exercise of the Pillar Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. We are focusing our development efforts on the treatment of autoimmune and inflammatory diseases. We have two drug candidates, IMO-3100, a TLR7 and TLR9 antagonist, and IMO-8400, a TLR7, TLR8, and TLR9 antagonist, in clinical development for the treatment of autoimmune and inflammatory diseases. We have presented data from a Phase 2 clinical trial of IMO-3100 in patients with moderate to severe plaque psoriasis. We believe that the results of this trial provide clinical proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

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

We had cash and cash equivalents of approximately $6,149,000 at March 31, 2013. We believe that the net proceeds of our follow-on public offering of our securities in May 2013, together with our existing cash and cash equivalents, will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds following the May 2013 offering will be sufficient to enable us to conduct our planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-3100 or IMO-8400 or to conduct any other development of our other product candidates or technologies. It is also possible that we will not achieve the progress that we expect with respect to IMO-8400 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays.

Autoimmune and Inflammatory Disease Program. We have presented data from a randomized double-blinded, placebo-controlled Phase 2 clinical trial of IMO-3100 that we conducted in 44 adult patients with moderate to severe plaque psoriasis. In this Phase 2 trial, patients received doses of IMO-3100 once weekly for four weeks. In addition, in this Phase 2 trial, IMO-3100 showed clinical activity in patients with psoriasis. We believe that the results of this trial provide clinical proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

We are conducting a Phase 1 clinical trial to evaluate the safety and pharmacodynamics of IMO-8400 in healthy subjects. This trial is being conducted at a single U.S. site. The first portion of the trial involved escalating single doses of IMO-8400 and the second portion of the trial involved four weekly doses of IMO-8400. During the first quarter of 2013, we completed the escalating single-dose portion of this trial. In this portion of the trial, IMO-8400 was well-tolerated and showed target engagement of TLR7, TLR8, and TLR9 in subjects treated with IMO-8400 compared to placebo. During the second quarter of 2013, we completed dosing in the multiple-dose portion of the trial. We plan to present data from this trial at a scientific conference in June 2013.

Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We expect to initiate this trial during the second quarter of 2013 and to have top-line data by the end of 2013.

We are also planning to initiate a signal-seeking Phase 2 clinical trial of IMO-8400 in patients with lupus, and are considering conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. We expect to select the orphan autoimmune disease indication for further exploration in the second half of 2013. However, our plans to conduct the Phase 2 clinical trial of IMO-8400 in patients with lupus and the proof-of-concept study are subject to our ability to raise additional funding to fund the conduct of this trial and proof-of-concept study. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

At March 31, 2013, we had an accumulated deficit of $398.5 million. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation and our convertible preferred stock and related common stock warrants. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three months ended March 31, 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013

Alliance Revenue

Alliance revenue consisted of reimbursement by licensees of costs associated with patent maintenance, amounting to $7,000 and $9,000 in the three months ended March 31, 2013 and 2012, respectively.

Research and Development Expenses

Research and development expenses decreased by $1,485,000, or 39%, from $3,813,000 for the three months ended March 31, 2012, to $2,328,000 for the three months ended March 31, 2013. In the following table, research and development expense is set forth in the following four categories which are discussed beneath the table:

	Three Months Ended March 31, (in thousands)		Percentage Increase
	2013	2012	(Decrease)
IMO-8400 external development expense	$600	$—	—%
IMO-3100 external development expense	274	239	15%
Other drug development expense	635	2,024	(69)%
Basic discovery expense	819	1,550	(47)%

	$2,328	$3,813	(39)%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $1,088,000 in external development expenses through March 31, 2013, including costs associated with our Phase 1 clinical trial in healthy subjects that we initiated in 2012, preparation for a Phase 2 clinical trial in patients with psoriasis, and additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 as Other Drug Development Expenses.

In the fourth quarter of 2012, we initiated a Phase 1 clinical trial of IMO-8400 in healthy subjects. The primary objectives of this Phase 1 clinical trial are to evaluate the safety and pharmacodynamics of IMO-8400. This trial is being conducted at a single U.S. site. The first portion of the trial involved escalating single doses of IMO-8400 administered by subcutaneous injection and the second portion of the trial involved IMO-8400 administered once per week for four weeks. During the first quarter of 2013, we completed the escalating single-dose portion of this trial. In this portion of the trial, IMO-8400 was well-tolerated and showed target engagement of TLR7, TLR8, and TLR9 in subjects treated with IMO-8400 compared to placebo. During the second quarter of 2013, we completed dosing in the multiple-dose portion of the trial. We plan to present data from this trial at a scientific conference in June 2013.

Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. In March 2013, we submitted the proposed protocol for this trial to the regulatory authorities in the Netherlands for review and we received a “no objection” clearance from the Centrale Commissie Mensgebonden Onderzoek. Under the protocol, 32 adult patients with moderate to severe plaque psoriasis, as indicated by a score of 12.5 or greater on the Psoriasis Area Severity Index, or PASI, would be randomized into one of four cohorts and receive placebo or IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks, with a six-week follow-up period. We expect to initiate this trial in the second quarter of 2013 and to have top-line date by the end of the 2013.

We are also planning to initiate a signal-seeking Phase 2 clinical trial of IMO-8400 in patients with lupus, and are considering conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. We expect to select the orphan autoimmune disease indication for further exploration in the second half of 2013. However, our plans to conduct the Phase 2 clinical trial of IMO-8400 in patients with lupus and the proof-of-concept study are subject to our ability to raise additional funding to fund the conduct of this Phase 2 trial and proof-of-concept study. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $10,218,000 in external development expenses from November 2009 through March 31, 2013, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

IMO-3100 expenses during both the three months ended March 31, 2013 and the three months ended March 31, 2012 related primarily to our Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis over a four-week period. The costs related to our Phase 2 clinical trial were higher in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. In the three months ended March 31, 2013, IMO-3100 expenses consisted of payments to the central laboratory for immunological analysis of RNA isolated from clinical samples, data analysis and trial close-out activities. In the three months ended March 31, 2012, our costs were related to our preparation for the initiation of our Phase 2 clinical trial.

In the second quarter of 2012, we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-3100 in adult patients with moderate-to-severe plaque psoriasis. In the trial, 44 patients at 11 centers in the United States were randomized on a 1:1:1 basis to receive IMO-3100 monotherapy at a dose level of either 0.16 or 0.32 mg/kg or placebo by subcutaneous injection once weekly for four weeks with a four-week follow-up period. Patients were treated on Days 1, 8, 15, and 22, and were monitored during the treatment period and the follow-up period through approximately Day 57. Assessments of safety were performed throughout the trial. Multiple parameters were monitored to assess the clinical activity of IMO-3100, including PASI scores. In addition to the clinical assessments, biopsies were evaluated for treatment-related changes in epidermal thickness and immune cell infiltrates. PASI scores were monitored during the treatment period on Days 1, 15, and 29, and during the follow-up period on Days 36 and 57. Skin biopsies were collected prior to treatment on Day 1 and on Day 29.

The objectives of the Phase 2 trial of IMO-3100 were to evaluate the safety and tolerability and to evaluate the clinical activity of TLR antagonism in patients with psoriasis after four weeks of treatment. Top-line data from this trial were announced in December 2012. Full data from this trial were presented at the International Investigative Dermatology meeting in Edinburgh, Scotland in May 2013:

Safety:

•	Treatment with IMO-3100 was well tolerated at both dose levels studied

•	There were no treatment-related discontinuations or changes in laboratory parameters

Clinical Activity:

•

On day 57, 48% of patients treated with either dose of IMO-3100 (12 of 25) demonstrated statistically significant improvements of 35% to 90% from baseline PASI scores compared with 0 of 12 in the placebo cohort (p<0.005)

•

Rapid improvement in PASI scores was observed as early as Day 15 in IMO-3100 treated patients compared to placebo-treated patients; improvement in PASI was sustained through five weeks after the last dose

•

The pre-specified clinical endpoint of reduction in PASI score at day 29 was achieved with statistical significance in the 0.16 mg/kg cohort (p<0.02 compared to placebo) but not in the 0.32 mg/kg cohort

•

PASI 50 was achieved in 7 of 25 patients treated with IMO-3100 (3 of 12 at 0.16 mg/kg and 4 of 13 at 0.32 mg/kg), compared to 0 of 12 placebo treated patients (p<0.05); PASI 75 was achieved in 1 patient in each IMO-3100 cohort during the trial period

•

The pre-specified clinical endpoint of improvement in induration, a measure of plaque thickness, at day 29, was achieved with statistical significance in the 0.16 mg/kg cohort (p<0.02) compared to placebo-treated patients

Mechanism of Action Based on Analysis of Skin Biopsies:

•

Median change in epidermal thickness (the histologically defined primary endpoint of the trial) was -6.4% in IMO-3100 treated patients compared to +7.7% in placebo treated patients, representing a favorable, but not statistically significant, trend. Because the histology endpoint was not statistically significant, the primary endpoint of this trial was not achieved. A known limitation of skin biopsies after four weeks of treatment is that psoriatic plaques do not resolve in a uniform fashion, and therefore, biopsies may not provide a representative sampling of lesions.

•	Representative patients treated with IMO-3100 showed K16 staining (marker of keratinocyte proliferation) reverting toward normal and decreasing infiltrates of CD3+ lymphocytes and CD11c+ cells.

•

DNA microarray analysis of biopsies from the IMO-3100 treated patients compared to placebo treated patients (n=6 each) showed significant improvement (p<10-6) in psoriasis disease-associated genes and of genes unique to the IL-17 pathway, which is central to the pathogenesis of psoriasis.

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

The decrease in other drug development expenses in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to costs incurred during the three months ended March 31, 2012 for nonclinical safety studies and manufacture of drug supply to support the IND for IMO-8400 that we submitted during the third quarter of 2012. Costs associated with the clinical development of IMO-8400 are included in “IMO-8400 External Development Expenses” in the three months ended March 31, 2013.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8, and TLR9, TLR antisense, and gene silencing oligonucleotides. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to decreases in the cost of laboratory supplies and employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs.

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

General and Administrative Expenses

General and administrative expenses decreased by $162,000, or 10%, from $1,689,000 in the three months ended March 31, 2012, to $1,527,000 in the three months ended March 31, 2013. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The decrease in general and administration expenses during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to lower legal costs associated with patent matters and lower employee compensation due to a decrease in stock based compensation during the three months ended March 31, 2013. These decreases were partially offset by higher corporate legal expenses associated with our corporate regulatory filing requirements.

Increase in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability reflecting the fair value of the Series D warrants issued in our November 2011 Series D financing. We determined the Series D warrants to be a derivative instrument because they contained a specified anti-dilution provision that did not meet the “indexed to the company’s own stock” exemption requirements in Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in an Entity’s own Stock,” ASC 815-40. The Series D warrants were classified as a liability, recorded at fair value as of the transaction date and marked to fair value through earnings each quarter. The fair value of the Series D warrants increased from $1,178,000 at December 31, 2011 to $2,499,000 at March 31, 2012 primarily due to an increase in the market price of our common stock. The increase in the fair value of the warrant liability resulted in the recognition of a $1,321,000 non-operating expense in the three months ended March 31, 2012.

The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus we marked the Series D warrants to fair value through earnings as of November 9, 2012, and we then reclassified the remaining $503,000 Series D warrant liability to stockholders equity at that time. Consequently, we did not record any non-operating income or expense related to the Series D warrants during the three months ended March 31, 2013.

Investment Income, Net

Investment income was a negligible amount in the three months ended March 31, 2013 and 2012 because most of our invested funds have been deposited in a money market fund which pays minimal interest.

Foreign Currency Exchange Gain (Loss)

Our $39,000 foreign currency exchange gain during the three months ended March 31, 2013 was primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities. Our foreign currency exchange loss amounted to $76,000 in the three months ended March 31, 2012 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities.

Preferred Stock Dividends

The $279,000 in preferred stock dividends in the three months ended March 31, 2013 consists of $211,000 in dividends payable on shares of our Series D preferred stock that we issued in November 2011 and $68,000 in dividends payable on shares of our Series E preferred stock that we issued in November 2012. The $160,000 in preferred stock dividends in the three months ended March 31, 2012 consists of dividends payable on shares of our Series D preferred stock. The dividends payable to the Series D stockholders increased in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because the terms of the Series D preferred stock require that dividends that we pay to the Series E preferred stockholders also be paid to the Series D preferred stockholders on an as-converted to common stock basis.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $4,086,000 for the three months ended March 31, 2013, compared to $7,046,000 for the three months ended March 31, 2012. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2013, we incurred losses of $138,272,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $398,465,000 through March 31, 2013. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

Follow-on Public Offering

On May 7, 2013, we closed a follow-on public offering, in which we sold 17,500,000 shares of common stock, together with warrants to purchase up to 17,500,000 shares of our common stock, at a combined price to the public of $0.50 per share and related warrant, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with warrants to purchase up to 15,816,327 shares of common stock, at a combined price to the public of $0.49 per pre-funded warrant share and related warrant, for aggregate gross proceeds of $16.5 million.

The warrants have an exercise price of $0.47 per share of common stock and are exercisable for a period of five years from May 7, 2013 and the pre-funded warrants have an exercise price of $0.01 per share of common stock and are exercisable for a period of seven years from May 7, 2013. The warrants and the pre-funded warrants each provide that, after the second anniversary of the date of issuance, we may redeem the warrants for $0.01 per share of common stock issuable on exercise of the warrants following 30 days’ prior written notice to the holder if the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80.

The net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the future exercise of the warrants, if any, were approximately $14.7 million.

Series E Preferred Stock and Warrant Financing

In November 2012, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series E Purchase Agreement, for the issuance and sale of shares of Series E preferred stock and Series E warrants, with Pillar Pharmaceuticals II L.P., or Pillar II, and a second purchaser, which we refer to as the Series E purchasers. Pillar II is an investment partnership managed by two of our directors and one of our significant stockholders. Under the Series E Purchase Agreement, we issued and sold to the Series E purchasers, for an aggregate purchase price of approximately $7,000,000, 424,242 shares of Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the warrants is $0.70 per share. The warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. We have agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the Series E preferred stockholders will also be paid to the Series D preferred stockholders on an as-converted to common stock basis. We have agreed that, at our 2013 annual meeting of stockholders, we will propose an amendment to the Certificate of Designations, Preferences and Rights of Series D preferred stock, or the Series D Certificate of Designations, which is described below, to, among other things, modify the terms of the Series D preferred stock that currently require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by our stockholders, the Series E preferred stockholders would become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends. If such amendment is submitted to our stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends. The net proceeds to us from the Series E financing, excluding the proceeds of any future exercise of the Series E warrants, were approximately $5.9 million.

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

After the later of November 9, 2014 and the date that no shares of Series D preferred stock remain outstanding, we may redeem all or a portion of the Series E preferred stock for a cash payment equal to the $14.00 original Series E preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon following notice to the holders of the Series E preferred stock if the closing price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to 400% of the Series E preferred stock conversion price. We may not redeem any shares of Series E preferred stock from a holder that cannot convert such shares of Series E preferred stock into common stock as a result of the beneficial ownership limitations described above. In such event, we may redeem such nonredeemable shares pursuant to alternative redemption provisions set forth in the Certificate of Designations, Preferences and Rights of Series E Preferred Stock, or Series E Certificate of Designations, following notice to the holders of the nonredeemable shares, for a cash payment equal to the greater of the 20 consecutive trading day average closing price per share of the common stock ending on the trading day immediately prior to redemption date plus any dividends accrued or declared but unpaid thereon and the Series E conversion price plus any dividends accrued or declared but unpaid thereon. After November 9, 2014, we may redeem the Series E warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to the Series E purchasers if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80, subject to adjustment.

In connection with the Series E Purchase Agreement, we filed a registration statement that became effective on January 17, 2013, registering the resale of the shares of common stock issuable upon conversion of the Series E preferred stock and the shares of common stock issuable upon exercise of the Series E warrants.

In April 2013, the Company entered into two agreements, which we refer to collectively as the Pillar Agreements, with Pillar I, Pillar II and an entity affiliated with Pillar I and Pillar II, together the Pillar Entities. The agreements, including our obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of our underwritten public offering on May 7, 2013.

Under the first agreement, which we refer to as the April 22, 2013 Pillar Agreement, we and each of Pillar I and Pillar II agreed, among other things, to:

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

In addition, under the second agreement, which we refer to as the April 30, 2013 Pillar Agreement, Pillar II and the entity affiliated with Pillar I and Pillar II, together the holders of 100% of the Series E preferred stock, irrevocably waived the right of the holders of the Series E preferred stock under Section 2.1.1 of the Series E Certificate of Designations to receive, in the event of a voluntary or involuntary liquidation, dissolution or winding up of our company, or Liquidation, an amount per share of Series E preferred stock equal to the original issue price of such share of Series E preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series E preferred stock been converted into shares of our common stock immediately prior to such Liquidation, and that upon a Liquidation the holders of the Series E preferred stock will receive under Section 2.1 of the Series E Certificate of Designations an amount per share of Series E preferred stock equal to the amount that would be payable with respect to such share had all shares of Series E preferred stock been converted into shares of our common stock immediately prior to such Liquidation.

Under the Pillar Agreements, we agreed to seek approval from our stockholders at our 2013 annual meeting of stockholders of amendments to the Series E Certificate of Designations to effect these changes to the dividend and liquidation provisions of our Series E preferred stock, and Pillar II and its affiliated entity agreed:

•

to vote, and to cause its affiliates to vote, all shares of our voting stock held by Pillar II or its affiliates, and over which Pillar II or its affiliates has the power to vote, in favor of such amendments; and

•

not to, and to cause its affiliates not to, sell or transfer any shares of our common stock or Series E preferred stock held by Pillar II or its affiliates to any person, entity or group unless such proposed transferee agrees in a written instrument executed by such transferee, Pillar II and us to take and hold such securities subject to, among other things, the Pillar Agreements and to be bound by the terms of the Pillar Agreements, including the waiver of rights, voting agreements and restrictions on transfer set forth therein.

Under the April 22, 2013 Pillar Agreement, in consideration of the agreements of Pillar I and Pillar II under the April 22, 2013 Pillar Agreement and the delivery of the waiver by Pillar I, and for no additional cash consideration, we issued to Pillar I warrants, the Pillar I Warrants, to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.61 per share.

In addition, under the April 30, 2013 Pillar Agreement, in consideration of the agreements of the Pillar Entities under the April 30, 2013 Pillar Agreement and the delivery of the waivers by the Pillar Entities, and for no additional cash consideration, we issued to the Pillar Entities warrants, the Additional Pillar Warrants, and together with the Pillar I Warrants, the Pillar Warrants, to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.79 per share.

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

We had not sold any shares under the sales agreement as of April 15, 2013.

Series D Preferred Stock and Warrant Financing

In November 2011, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series D Purchase Agreement, with Pillar I. The Series D Purchase Agreement was amended in November 2012 in connection with the Series E financing. Under the Series D Purchase Agreement, we issued and sold to Pillar I, for an aggregate purchase price of $9,500,000, 1,124,260 shares of our Series D preferred stock and Series D warrants to purchase up to 2,810,650 shares of our common stock. The shares of Series D preferred stock were initially convertible, subject to limitations, into 5,621,300 shares of our common stock at an initial conversion price of $1.63. The initial exercise price of the warrants was $1.63 per share.

The net proceeds to us from the offering, excluding the proceeds of any future exercise of the Series D warrants, were approximately $9,073,000. No holder of the Series D preferred stock may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding. As a result of the dilutive effect of our November 2012 Series E financing, the 1,124,260 shares of our Series D preferred stock became convertible, subject to limitations, into 6,266,175 shares of our common stock and the exercise price of the Series D warrants became fixed at $1.46 per share.

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

The Series D preferred stockholders are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by us in our sole discretion, except that we may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% (prior to the date the stockholders of the Company approve the Nasdaq Proposal) or 35% (effective upon the date that the stockholders of the Company approve the Nasdaq Proposal) of the common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of such shares of common stock. We have agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends that we pay to the Series E preferred stockholders will also be paid to the Series D preferred stockholders on an as-converted to common stock basis. We have agreed that, at our 2013 annual meeting of stockholders, we will propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that currently require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. If such amendment is approved by our stockholders, the Series E preferred stockholders would become entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders would cease to be entitled to corresponding dividends. If such amendment is submitted to our stockholders and it is not approved, the holders of the Series E preferred stock will no longer be entitled to receive dividends.

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

Under the April 22, 2013 Pillar Agreement, Pillar I irrevocably waived and agreed to not exercise the rights, powers, preferences and other terms of the Series D preferred stock under Section 6 of the Series D Certificate of Designations, including without limitation the right to require us to purchase all or any portion of the shares of our Series D preferred stock at a price equal to the original Series D preferred stock purchase price per share plus all accrued or declared but unpaid dividends thereon upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions resulting in a person or group unaffiliated with any holder of Series D preferred stock owning 66.67% or more of the outstanding voting securities of the Company or successor entity.

In addition, under the April 22, 2013 Pillar Agreement, we and each of Pillar I and Pillar II agreed, among other things, to:

•

modify the dividend provisions of the Series D Certificate of Designations to change the date after which we may elect to pay dividends in shares of our common stock from December 31, 2014 to October 1, 2013, and to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of our common stock as a result of the application of the beneficial ownership and voting power limitations set forth in the Series D Certificate of Designations; and

•

in connection with the waiver of the right to require us to purchase the Series D preferred stock upon the occurrence of specified fundamental changes, to modify the Series D Certificate of Designations to provide, in the event of a sale of our company, for the distribution of any assets that remain available for distribution to our stockholders, after payment to the holders of our Series A convertible preferred stock and any other class of our capital stock that ranks senior to our Series D preferred stock, to the holders of our Series D preferred stock on a pro rata basis with the holders of our common stock, Series E preferred stock and such new series of non-voting preferred stock.

Under the April 30, 2013 Pillar Agreement, Pillar I irrevocably waived the right of the holders of the Series D preferred stock under Section 2.1 of the Series D Certificate of Designations to receive, in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, or Liquidation, an amount per share of Series D preferred stock equal to the original issue price of such share of Series D preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series D preferred stock been converted into shares of our common stock immediately prior to such Liquidation, and that upon a Liquidation the holders of the Series D preferred stock will receive an amount per share of Series D preferred stock equal to the amount that would be payable with respect to such share had all shares of Series D preferred stock been converted into shares of our common stock immediately prior to such Liquidation.

In addition, under the Pillar Agreements, we agreed to seek approval from our stockholders at our 2013 annual meeting of stockholders of amendments to the Series D Certificate of Designations to effect these changes to the dividend and liquidation provisions of our Series D preferred stock, the redemption rights of the holders of our Series D preferred stock and the rights of the holders of our Series D preferred stock to distributions in the event of a sale of our company, and Pillar I has agreed:

•

to vote, and to cause its affiliates to vote, all shares of our voting stock held by Pillar I or its affiliates, and over which Pillar I or its affiliates has the power to vote, in favor of such amendments; and

•

not to, and to cause its affiliates not to, sell or transfer any shares of our common stock or Series D preferred stock held by Pillar I or its affiliates to any person, entity or group unless such proposed transferee agrees in a written instrument executed by such transferee, Pillar I and us to take and hold such securities subject to, among other things, the Pillar Agreements and to be bound by the terms of the Pillar Agreements, including the waivers of rights, voting agreements and restrictions on transfer set forth therein.

The Pillar Agreements, including our obligations to issue the Pillar Warrants under the Pillar Agreements, became effective upon the consummation of our follow-on public offering of our securities on May 7, 2013.

Collaboration Agreements

Under the terms of our collaboration with Merck KGaA, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055. In connection with the termination of the collaboration, we agreed to reimburse Merck KGaA for up to €1.8 million ($2.3 million using a March 31, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-

2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of March 31, 2013, we have paid €0.8 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.3 million). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a March 31, 2013 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Under the terms of our collaboration with Merck & Co., Merck & Co. paid us a $20.0 million license fee in December 2006 and purchased 1,818,182 shares of our common stock for a price of $5.50 per share for an aggregate purchase price of $10.0 million. Since entering this agreement, we have also received $1.0 million in milestone payments and $3.4 million in research and development payments.

Cash Flows

Three Months Ended March 31, 2013

As of March 31, 2013, we had approximately $6,149,000 in cash and cash equivalents, a net decrease of approximately $3,947,000 from December 31, 2012. Net cash used in operating activities totaled $3,699,000 during the three months ended March 31, 2013, reflecting our $3,807,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $247,000 net cash used by financing activities during the three months ended March 31, 2013 primarily reflects dividends paid on our Series D preferred stock and payments on our capital lease offset, in part, by the proceeds received from employee stock purchases.

Three Months Ended March 31, 2012

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $398,465,000 at March 31, 2013. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ (deficit) equity, total assets and working capital.

We have received no revenues from the sale of drugs. As of April 15, 2013, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash and cash equivalents of approximately $6,149,000 at March 31, 2013. We believe that the net proceeds of our follow-on public offering of our securities in May 2013, together with our existing cash and cash equivalents, will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds following the May 2013 offering will be sufficient to enable us to conduct our planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-3100 or IMO-8400 or to conduct any other development of our other product candidates or technologies. It is also possible that we will not achieve the progress that we expect with respect to IMO-8400 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of the ongoing Phase 1 clinical trial of IMO-8400 and the results of the planned Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or further cost reductions. Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms. We could be required to seek funds through collaborative alliances or others that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt financing or equity that we raise may contain terms, such as liquidation and other preferences, or liens or other restrictions on our assets, which are not favorable to us or our stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Nasdaq Listing

Our common stock began trading on the Nasdaq Capital Market on February 7, 2013. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to meet the continued listing requirements of the Nasdaq Capital Market. If we do not meet these continued listing requirements, our common stock will be delisted.

On November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. The Nasdaq letter stated that if, at any time before May 28, 2013, the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will be deemed to have regained compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by May 28, 2013, Nasdaq will provide us with a written notification that our common stock is subject to delisting. We may be eligible to receive an additional 180-day grace period (for a total of 360 days from November 26, 2012) to regain compliance with the minimum bid price requirement provided that we satisfy the continued listing standard for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, as of May 28, 2013.

Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market advising us that we were not in compliance with these requirements. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with these requirements. Because we were not able to regain compliance with these requirements by such date, we requested a hearing before the Nasdaq Listing Qualifications Hearings Panel, or the Panel, at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, the Panel extended this date to May 22, 2013 and indicated that by such date, in addition to satisfying the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meeting the continued listing requirements of the Nasdaq Capital Market, we were also required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014. On May 8, 2013, we received formal notice from the Nasdaq Stock Market LLC that we had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(b)(2) as required by the Panel and that the matter had been closed.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of March 31, 2013, we had net accrued obligations of €1.0 million ($1.3 million using a March 31, 2013 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At March 31, 2013, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before purchasing our common stock. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our securities.

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash and cash equivalents of approximately $6,149,000 at March 31, 2013. We believe that the net proceeds of our follow-on public offering of our securities in May 2013, together with our existing cash and cash equivalents, will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds following the May 2013 offering will be sufficient to enable us to conduct our planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-3100 or IMO-8400 or to conduct any other development of our other product candidates or technologies. It is also possible that we will not achieve the progress that we expect with respect to IMO-8400 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of the ongoing Phase 1 clinical trial of IMO-8400 and the results of the planned Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

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

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our financial statements as of December 31, 2012 and for the fiscal year then ended, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring losses and negative cash flows from operations will require us to raise additional capital or obtain alternative means of financial support, or both, prior to December 31, 2013 in order to continue to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. As we only have cash resources to fund our operations into the third quarter of 2013, we will need to raise substantial additional funds in order to conduct research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. The going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to finance our operations. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

We must meet the Nasdaq Capital Market continued listing requirements or we risk delisting. If our common stock were to be delisted, our stock price may decline and it would likely make it more difficult for us to sell securities in a financing and for our stockholders to trade our stock.

Our common stock began trading on the Nasdaq Capital Market on February 7, 2013. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to meet the continued listing requirements of the Nasdaq Capital Market. If we do not meet these continued listing requirements, our common stock will be delisted.

On November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). Nasdaq stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. The Nasdaq letter stated that if, at any time before May 28, 2013, the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will be deemed to have regained compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by May 28, 2013, Nasdaq will provide us with a written notification that our common stock is subject to delisting. We may be eligible to receive an additional 180-day grace period (for a total of 360 days from November 26,

2012) to regain compliance with the minimum bid price requirement provided that we satisfy the continued listing standard for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement, as of May 28, 2013.

Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Nasdaq Listing Qualifications staff of the Nasdaq Stock Market advising us that we were not in compliance with these requirements. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with these requirements. Because we were not able to regain compliance with these requirements by such date, we requested a hearing before the Nasdaq Listing Qualifications Hearings Panel, or the Panel, at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, the Panel extended this date to May 22, 2013 and indicated that by such date, in addition to satisfying the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meeting the continued listing requirements of the Nasdaq Capital Market, we were also required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014. On May 8, 2013, we received formal notice from the Nasdaq Stock Market LLC that we had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(b)(2) as required by the Panel and that the matter had been closed.

If our common stock were to be delisted from the Nasdaq Capital Market, it may be eligible to trade on the Over-The-Counter Bulletin Board, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if in the future it were to be delisted from the Nasdaq Capital Market, would be listed on a national securities exchange, a national quotation service, the Over-The-Counter Bulletin Board or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2013, we had an accumulated deficit of $398.5 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to March 31, 2013, we incurred losses of $138.3 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of April 15, 2013, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of our clinical stage lead drug candidates, IMO-3100 and IMO-8400, as part of our autoimmune and inflammatory disease program. Based on the clinical activity of IMO-3100 observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we have determined that the next step in our development program is to conduct a Phase 2 clinical trial in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we have determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We expect to initiate this trial in the second quarter of 2013 and to have top-line data by the end of 2013.

We are also planning to initiate a signal-seeking Phase 2 clinical trial of IMO-8400 in patients with lupus, and are considering conducting a proof-of-concept study of IMO-8400 in an orphan autoimmune disease indication. We expect to select the orphan autoimmune disease indication for further exploration in the second half of 2013. However, our plans to conduct the Phase 2 clinical trial of IMO-8400 in patients with lupus and the proof-of-concept study are subject to our ability to raise additional funding to fund the conduct of this Phase 2 trial and proof-of-concept study. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements and other sources.

As such, we anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our drug candidates in our autoimmune and inflammatory disease program. Our ability to generate product revenues will also depend on the development and commercialization of the drug candidates being developed under our collaboration with Merck & Co. Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

•

During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the United States Food and Drug Administration, or FDA, to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated in the second quarter of 2012 the four-week Phase 2 clinical trial that we completed in the fourth quarter of 2012. We cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

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

•

In July 2011, Merck KGaA, Darmstadt, Germany, or Merck KGaA, informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab in patients with first-line squamous cell carcinoma of the head and neck, or SCCHN, and subsequent re-evaluation of its clinical development program, Merck KGaA had determined that it would not conduct further clinical development of IMO-2055. In November 2011, as part of an agreed-upon termination of our collaboration with Merck KGaA, we regained global rights to IMO-2055 and our other TLR9 agonists, including preclinical lead drug candidates selected for further evaluation under the collaboration, for the treatment of cancer. In May 2012, we announced that in the Phase 2 trial of IMO-2055 in combination with cetuximab in patients with second-line SCCHN, the combination of IMO-2055 and cetuximab did not meet the primary endpoint of the trial.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., or Pfizer, discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis Pharmaceuticals, Ltd., or Novartis, discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation, or Dynavax, announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These setbacks with respect to TLR-targeted drug candidates may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of TLR-targeted drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of TLR-targeted drug candidates.

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

Commencing clinical trials may be delayed for a number of reasons, including delays in:

•	manufacturing sufficient quantities of drug candidate that satisfy the required quality standards for use in clinical trials;

•	demonstrating sufficient safety to obtain regulatory approval for conducting a clinical trial;

•	reaching an agreement with any collaborators on all aspects of the clinical trial;

•	reaching agreement with contract research organizations, if any, and clinical trial sites on all aspects of the clinical trial;

•	resolving any objections from the FDA or any regulatory authority on an Investigational New Drug application, or IND, or proposed clinical trial design;

•	obtaining IRB approval for conducting a clinical trial at a prospective site; and

•	enrolling patients in order to commence the clinical trial.

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

Our principal competitor developing TLR-targeted compounds for autoimmune and inflammatory diseases is Dynavax, with its collaborator, GlaxoSmithKline, plc., or GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Inc., Intercell AG and Cytos Biotechnology AG.

We are developing drug candidates for the treatment of moderate to severe plaque psoriasis. There are a number of well-known immune suppressors and biologics that are currently being widely used for the treatment of moderate to severe plaque psoriasis, including methotrexate and cyclosporine, which are both immune suppressors, and biologics like Enbrel, which is marketed by Amgen Inc., or Amgen, Pfizer and Takeda Pharmaceutical Company Limited, Remicade, which is marketed by Janssen Biotech, Merck & Co. and Mitsubishi Tanabe Pharma, Humira, which is marketed by Abbott Laboratories, and Stelara, which is marketed by Janssen Biotech. In addition to existing treatments, we are also aware of additional compounds for the treatment of moderate to severe plaque psoriasis that are currently in late stage development, including apremilast, which is being developed by Celgene Corporation, tofacitinib, which is being developed by Pfizer, secukinumab, which is being developed by Novartis, ixekizumab, which is being developed by Eli Lilly and Company, and brodalumab, which is being developed by Amgen, AstraZeneca PLC and Kyowa Hakko Kirin Co., Ltd.

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

As of April 15, 2013, we owned more than 50 U.S. patents and patent applications and more than 100 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400 and IMO-2055. As of April 15, 2013, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have U.S. patent applications that cover the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-2055, we have issued U.S. patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims in the United States expiring in 2023.

As of April 15, 2013, we owned four U.S. patent applications and six worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of April 15, 2013, our antisense patent portfolio included more than 75 U.S. patents and patent applications and more than 75 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2013 to 2021.

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

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2013 to 2021. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 and Phase 2 clinical trials of IMO-3100, our ongoing Phase 1 clinical trial of IMO-8400 and our planned Phase 2 clinical trial of IMO-8400 in patients with psoriasis, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

Risks Relating to Ownership of Our Common Stock

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

In connection with our Series D redeemable convertible preferred stock financing we issued to Pillar Pharmaceuticals I, L.P., or Pillar I, 1,124,260 shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, which shares are convertible into 6,266,175 shares of our common stock, and warrants exercisable for 2,810,650 shares of our common stock. In connection with our Series E convertible preferred stock financing we issued to Pillar Pharmaceuticals II, L.P., or Pillar II, and an affiliated second purchaser an aggregate of 424,242 shares of our Series E convertible preferred stock, or Series E preferred stock, which shares are convertible into 8,484,840 shares of our common stock, and warrants exercisable for 8,484,840 shares of our common stock. We refer to Pillar I, Pillar II and the affiliated second purchaser collectively as the Pillar Affiliates. As a result, the Pillar Affiliates are collectively our largest stockholder group. In addition, two members of our board of directors are affiliates of the Pillar Affiliates. In connection with their ownership of these securities, the Pillar Affiliates obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. As a result, the interests of the Pillar Affiliates may differ from the interests of the holders of our common stock in material respects. Although there are contractual limitations on the beneficial ownership and voting rights of the Pillar Affiliates, the Pillar Affiliates may still be able to exert substantial influence over our business.

The securities issued in our Series D and Series E financings have certain rights, preferences and privileges that may adversely affect our common stockholders and that may adversely affect our ability to obtain financing in the future.

The rights, preferences and privileges of the Series D preferred stock and Series E preferred stock that we issued and sold in our November 2011 Series D financing and November 2012 Series E financing, respectively, provide the holders of such securities with significant rights, including preferential rights with respect to dividends, liquidation and, upon certain transactions, redemption, which are not provided to the holders of our common stock. The dividend rights of the Series D preferred stock and Series E preferred stock may adversely affect our liquidity. For example, our obligation to pay quarterly cash dividends to the holders of our preferred stock has reduced and will continue to reduce the funds that would otherwise be available to us for working capital and other general corporate purposes. In addition, under certain circumstances, we are entitled to pay dividends on our Series D preferred stock in shares of common stock. If we were to pay such dividends in common stock, our existing stockholders will experience dilution. In the event of a liquidation, dissolution or winding up of our company, the holders of our Series D preferred stock and Series E preferred stock will be entitled to receive an aggregate of up to approximately $15.4 million before any cash distribution may be made or any other assets may be distributed to the holders of our common stock. Further, pursuant to the redemption rights of the Series D preferred stock, upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions (and in lieu of any liquidation preference the Series D preferred stock may otherwise be entitled to), the holders of shares of our Series D preferred stock may require that we redeem the Series D preferred stock held by them at a cash price equal to the original Series D preferred stock purchase price (approximately $9.1 million in the aggregate) plus all accrued or declared but unpaid dividends thereon.

On April 22, 2013, we entered into an agreement with Pillar I and Pillar II, which we refer to as the April 22, 2013 Pillar Agreement. Under the April 22, 2013 Pillar Agreement, Pillar I, as the sole holder of our Series D preferred stock, irrevocably waived and agreed to not exercise the redemption rights of the holders of our Series D preferred stock. In addition, we and each of Pillar I and Pillar II agreed to modify:

•

the dividend provisions of the Series D Certificate of Designations to change the date after which we may elect to pay dividends in shares of our common stock from December 31, 2014 to October 1, 2013;

•	the dividend provisions of the Series E Certificate of Designations to allow for the payment of dividends in shares of our common stock commencing October 1, 2013; and

•

the dividend provisions of the Series D Certificate of Designations and Series E Certificate of Designations to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of our common stock as a result of the application of the beneficial ownership and voting power limitations set forth in the Series D Certificate of Designations and Series E Certificate of Designations, respectively.

In addition, on April 30, 2013, we entered into a second agreement with Pillar I, Pillar II and an entity affiliated with Pillar I and Pillar II, which we refer to collectively as the Pillar Entities. We refer to this agreement as the April 30, 2013 Pillar Agreement, and this agreement and the April 22, 2013 Pillar Agreement as the Pillar Agreements. Under the April 30, 2013 Pillar Agreement, each of the Pillar Entities irrevocably waived the approximate $15.4 million liquidation preference described above in the event of a liquidation, dissolution or winding up of our company.

We agreed to seek approval from our stockholders at our 2013 annual meeting of stockholders of amendments to the Series D Certificate of Designations and Series E Certificate of Designations to effect these changes to the dividend and liquidation provisions of our Series D preferred stock and Series E preferred stock, the redemption rights of the holders of our Series D preferred stock and the rights of the holders of our Series D preferred stock to distributions in the event of a sale of our company, and the Pillar Entities agreed to vote in favor of these amendments.

The Pillar Agreements, including our obligations to issue warrants to the Pillar Entities under the Pillar Agreements, became effective upon the consummation of our follow-on public offering of our securities on May 7, 2013.

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

Our stock price has been volatile. During the period from January 1, 2011 to April 15, 2013, the closing sales price of our common stock ranged from a high of $3.25 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: May 15, 2013	/s/ Sudhir Agrawal
Sudhir Agrawal
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Agreement, dated April 22, 2013, among the Company, Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P. (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed April 23, 2013).

10.2	Agreement, dated April 30, 2013, among the Company, Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon (incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1, file number 333-187155, filed on May 1, 2013).

10.3	Form of Warrant issued to purchasers in the Company’s registered public offering on the Company’s registration statement on Form S-1 (File No. 333-187155)

10.4	Form of Warrant issued to entities affiliated with Pillar Invest Corporation in the Company’s registered public offering on the Company’s registration statement on Form S-1 (File No. 333-187155)

10.5	Form of Pre-Funded Warrant issued to purchasers in the Company’s registered public offering on the Company’s registration statement on Form S-1 (File No. 333-187155)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.