Form 10-Q
period 2013-06-30
IDERA PHARMACEUTICALS, INC.
filed 2013-08-14
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	45,177,660
Class	Outstanding as of July 31, 2013

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,301	$10,096
Restricted cash	311	—
Prepaid expenses and other current assets	202	198

Total current assets	16,814	10,294
Property and equipment, net	144	218
Restricted cash	—	311

Total assets	$16,958	$10,823

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767	$1,129
Accrued expenses	2,257	3,002

Total current liabilities	3,024	4,131
Other liabilities	7	65

Total liabilities	3,031	4,196
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Designated, issued and outstanding — 1,124 shares at December 31, 2012	—	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	3,701
Series D convertible preferred stock, Designated, issued and outstanding — 1,124 shares at June 30, 2013	5,464	—
Series A convertible preferred stock, Designated — 1,500 shares, issued and outstanding —1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares, issued and outstanding — 45,165 and 27,643 shares at June 30, 2013 and December 31, 2012, respectively	45	28
Additional paid-in capital	404,946	391,635
Accumulated deficit	(402,056)	(394,658)

Total stockholders’ equity	13,927	706

Total liabilities, redeemable preferred stock and stockholders’ equity	$16,958	$10,823

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Alliance revenue	$29	$28	$36	$37
Operating expenses:
Research and development	1,997	3,504	4,325	7,317
General and administrative	1,599	1,848	3,126	3,537

Total operating expenses	3,596	5,352	7,451	10,854

Loss from operations	(3,567)	(5,324)	(7,415)	(10,817)
Other income (expense):
Decrease (increase) in fair value of warrant liability	—	1,318	—	(3)
Investment income, net	2	2	4	6
Foreign currency exchange (loss) gain	(26)	117	13	41

Net loss	(3,591)	(3,887)	(7,398)	(10,773)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	2,030	160	2,309	320

Net loss applicable to common stockholders	$(5,621)	$(4,047)	$(9,707)	$(11,093)

Basic and diluted net loss per common share applicable to common stockholders (Note 11)	$(0.15)	$(0.15)	$(0.30)	$(0.40)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	38,048	27,638	32,875	27,638

Comprehensive loss	$(3,591)	$(3,887)	$(7,398)	$(10,773)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities:
Net loss	$(7,398)	$(10,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	518	1,123
Issuance of common stock for services rendered	9	—
Depreciation expense	75	150
Other	8	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	10
Accounts payable, accrued expenses, and other liabilities	(1,214)	(1,597)

Net cash used in operating activities	(8,006)	(11,082)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1)	—

Net cash used in investing activities	(1)	—

Cash Flows from Financing Activities:
Dividends paid	(509)	(263)
Proceeds from equity financings	14,721	—
Proceeds from employee stock purchases	2	2
Payments on capital lease	(2)	(1)

Net cash provided by (used in) financing activities	14,212	(262)

Net increase (decrease) in cash and cash equivalents	6,205	(11,344)
Cash and cash equivalents, beginning of period	10,096	24,571

Cash and cash equivalents, end of period	$16,301	$13,227

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. The Company is focusing its development efforts on the treatment of autoimmune and inflammatory diseases. The Company is conducting a Phase 2 clinical trial of its lead drug candidate, IMO-8400, a TLR7, TLR8, and TLR9 antagonist, for the treatment of psoriasis. The Company has presented data from a Phase 2 clinical trial of IMO-3100, a TLR7 and TLR9 antagonist, in patients with moderate to severe plaque psoriasis. The Company believes that the results of the Phase 2 clinical trial of IMO-3100 provide proof of concept for its approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

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

The Company had cash and cash equivalents of approximately $16,301,000 at June 30, 2013. The Company believes that its existing cash and cash equivalents, will enable it to fund its operations at least through the fourth quarter of 2014. The Company believes that its available funds will be sufficient to enable it to conduct its ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. The Company will need to raise additional funds in order to conduct any other clinical development of IMO-8400 or to conduct any other development of its other drug candidates or technologies.

At June 30, 2013, the Company had an accumulated deficit of $402,056,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate product revenue or sales-based milestones or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 11, 2013.

(3) April 2013 Pillar Agreements

In April 2013, the Company entered into two agreements (the “Pillar Agreements”) with Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”) and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”). The agreements, including the Company’s obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of the follow-on underwritten public offering of the Company’s securities on May 7, 2013. Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar I and Pillar II, and is a limited partner of Pillar I and Pillar II. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar Entities. In addition, Abdul-Wahab Umari, also a member of the Company’s board of directors, is a managing partner of Pillar Invest.

Under the first agreement entered into with Pillar I and Pillar II (the “April 22, 2013 Pillar Agreement”), Pillar I, as the sole holder of the Company’s Series D preferred stock, irrevocably waived and agreed to not exercise the rights, powers, preferences and other terms of the Series D preferred stock under Section 6 of the Certificate of Designations, Preferences and Rights of Series D Preferred Stock (the “Series D Certificate of Designations”), including without limitation the right to require the Company to purchase all or any portion of the shares of its Series D preferred stock at a price equal to the original Series D preferred stock purchase price per share plus all accrued or declared but unpaid dividends thereon upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions resulting in a person or group unaffiliated with any holder of Series D preferred stock owning 66.67% or more of the outstanding voting securities of the Company or successor entity, the “Series D Redemption Rights.”

Under the April 22, 2013 Pillar Agreement, the Company agreed to seek approval and each of Pillar I and Pillar II agreed to vote in favor, of the following proposals at the Annual Meeting:

•	amendments to the Series D Certificate of Designations for the Series D preferred stock to:

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

•	amendments to the Certificate of Designations, Preferences and Rights of Series E Preferred Stock (the “Series E Certificate of Designations”) to:

•	modify the dividend provisions of the Series E Certificate of Designations to allow for the payment of dividends in shares of its common stock commencing October 1, 2013; and

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

In accordance with the terms of the Pillar Agreements, the Company sought approval from its stockholders of amendments to the Series D Certificate of Designations and Series E Certificate of Designations to effect the changes described above to the dividend and liquidation provisions of the Company’s Series D preferred stock and Series E preferred stock, the redemption rights of the holders of its Series D preferred stock and the rights of the holders of its Series D preferred stock to distributions in the event of a sale of the Company. These matters were approved at the Annual Meeting that took place on July 26, 2013. Additional information on the amendments to the Series D Certificate of Designations and Series E Certificate of Designations that were approved by the Company’s stockholders at the Annual Meeting is included in Note 14.

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

In connection with the Pillar Agreements, the Company filed a registration statement that became effective on July 10, 2013, registering the resale of the shares of common stock issuable upon exercise of the Pillar Warrants.

The amendments to the Series D Certificate of Designations and Series E Certificate of Designations did not become effective until the third quarter of the Company’s fiscal year that begins on July 1, 2013.

Since Pillar I irrevocably waived and agreed to not exercise the Series D Redemption Rights, the Company reassessed its accounting for the Series D preferred stock, which had been classified as temporary equity in the Company’s condensed balance sheet because the Series D Redemption Rights represented a contingent put feature that was outside the Company’s control. Since Pillar I irrevocably waived the Series D Redemption Rights, the contingent put feature ceased to exist at the time that Pillar I’s waiver of the Series D Redemption Rights became effective. In addition, the Pillar Entities irrevocably waived the liquidation preferences of both the Series D preferred stock and the Series E preferred stock. The Company concluded that these irrevocable waivers of the Series D Redemption Rights and the Series D and Series E liquidation preferences, which became effective when the Company consummated a follow-on underwritten public offering of its common stock on May 7, 2013, represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock. As a result, the Company has accounted for these irrevocable waivers as an extinguishment of the Series D preferred stock and the Series E preferred stock and changed the classification of the Series D preferred stock from temporary equity to permanent equity. The Company compared (1) the sum of the fair values of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants immediately after the effectiveness of the waivers to (2) the sum of the carrying values of the Series D preferred stock and Series E preferred stock immediately prior to the effectiveness of the waivers on May 7, 2013. The Company recorded the excess of the aggregate fair value of the preferred stock plus the Pillar Warrants immediately after the effectiveness of the waivers over the aggregate carrying value of the preferred stock immediately prior to May 7, 2013 as a loss on extinguishment and classified the fair values, immediately after the effectiveness of the waivers, of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants within permanent equity on its condensed balance sheet.

The effect of this extinguishment accounting on the Company’s financial statements was to (1) remove the $5,921,000 carrying value of the Series D preferred stock immediately prior to the extinguishment from temporary equity; (2) record the $5,464,000 fair value of the Series D preferred stock immediately after the extinguishment in permanent equity (“equity”); (3) remove the $3,701,000 carrying value of the Series E preferred stock immediately prior to the extinguishment from equity; (4) record the $5,528,000 fair value of the Series E preferred stock immediately after the extinguishment in equity; (5) record the $380,000 fair value of the Pillar Warrants in equity; and (6) record a $1,750,000 extinguishment loss to net loss applicable to common stockholders. These accounting entries resulted in a $5,921,000 net increase in stockholders’ equity on its condensed balance sheet.

The Company determined the fair value of the Series D preferred stock and the Series E preferred stock as of May 7, 2013, the date the above described waivers became effective, based on the Option Pricing Method (“OPM”) which is a market based approach to imply the aggregate equity value of the Company by using the closing price of the Company’s publicly traded common stock as of the May 7, 2013 valuation date. Under the OPM, the fair value of preferred stock and common stock are determined based on the net value of a series of call options representing the present value of the expected future returns to each shareholder class. Essentially, the rights of the common stock are equivalent to a call option on any value of the Company above any cumulative preferred stock liquidation preference. The analysis involves calculating the equity value breakeven points at which the various equity classes would participate, or convert in the case of preferred stock, or exercise in the case of stock options and warrants.

The Company used the Black-Scholes Model to compute the fair value of the Pillar Warrants as of the May 7, 2013 effective date on which the Pillar Warrants were issued based on the following assumptions and other inputs:

	Pillar I Warrants	Additional Pillar Warrants
Common stock price	$0.57	$0.57
Warrant exercise price	$0.61	$0.79
Term of warrant (years)	5.0	1.1
Expected volatility	62%	67%
Average risk free interest rate	0.8%	0.1%
Expected dividend yield	—	—
Expected percentage of warrants to be exercised	100%	100%

The closing price of the Company’s common stock is readily determinable since it is publicly traded. The warrant exercise prices and the warrant terms are readily determinable from the warrant agreements. The expected volatility is based on the actual stock-price volatility over a period equal to the greater of the term of the warrant or three years. The assumed risk-free interest rate is based on the U.S. Treasury security rate with a term equal to the term of the warrant. The assumed dividend yield of zero is based on the fact that the Company has never paid cash dividends to common stockholders and has no present intention to pay cash dividends to common stockholders. The Company assumed that future financings would dilute the warrant holder’s ownership in the Company such that the 19.99% ownership limitation would not prevent the warrant holder from exercising all of the warrants during the term of the warrants.

(4) Financing

Follow-on Underwritten Public Offering

On May 7, 2013, the Company closed a follow-on underwritten public offering, in which it sold 17,500,000 shares of common stock, together with warrants to purchase up to 17,500,000 shares of common stock, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with warrants to purchase up to 15,816,327 shares of common stock for aggregate gross proceeds of $16.5 million as follows:

	Combined Price (per common share)	Common Stock	Pre-funded Warrants	Matching Warrants

Common stock & matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants & matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the future exercise of the warrants, if any, were approximately $14.6 million.

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

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2013 and December 31, 2012 consisted of cash and money market funds.

(6) Fair Value of Assets and Liabilities

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets
Money market fund	$16,231	$16,231	$—	$—

Total assets	$16,231	$16,231	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2012
Assets
Money market fund	$9,990	$9,990	$—	$—

Total assets	$9,990	$9,990	$—	$—

Total liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at June 30, 2013 or December 31, 2012, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

In connection with the sale of its Series D redeemable convertible preferred stock (“Series D preferred stock”) in November 2011, the Company issued warrants (the “Series D warrants”) which contained provisions for anti-dilution protection in the event that the Company issued other equity securities at a price below $1.46 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants did not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the Company recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market and represented the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

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

The sale of shares of Series E convertible preferred stock (“Series E preferred stock”) and related warrants to purchase shares of the Company’s common stock (“Series E warrants”) in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification. Thus the Series D warrants were marked to fair value through earnings as of November 9, 2012 and then reclassified to stockholders equity at that time. Consequently, the Company did not record any non-operating income or expense related to the Series D warrants during the three and six months ended June 30, 2013.

(7) Property and Equipment

At June 30, 2013 and December 31, 2012, net property and equipment at cost consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Leasehold improvements	$525	$525
Laboratory equipment and other	2,857	2,856

Total property and equipment, at cost	3,382	3,381
Less: accumulated depreciation	3,238	3,163

Property and equipment, net	$144	$218

Depreciation expense was approximately $33,000 and $67,000 in the three months ended June 30, 2013 and 2012, respectively, and approximately $75,000 and $150,000 in the six months ended June 30, 2013 and 2012, respectively.

(8) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict $311,000 of cash held in a certificate of deposit securing a line of credit for the lessor. During the second quarter of 2013, the $311,000 was transferred from non-current assets to other current assets since the Company’s lease term expires on May 31, 2014.

(9) Collaboration and License Agreements

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.4 million using a June 30, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities. As of June 30, 2013, the Company has paid €0.9 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million);

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a June 30, 2013 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of June 30, 2013, €0.9 million ($1.2 million using a June 30, 2013 exchange rate) of these installments remained payable under the termination agreement and is recorded under accrued expenses in the condensed balance sheet.

(10) Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Prior to December 2011, the vesting of all of the Company’s stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, the Company granted performance-based stock options to purchase 697,500 shares of common stock to employees. As of the grant date of such options, options to purchase 174,375 shares were to vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares were to vest over a three year service period upon the achievement of the same performance conditions. During 2012, three of the specified performance conditions were achieved. As a result, options to purchase 80,213 shares vested immediately, and options to purchase 240,640 shares began vesting over a three-year period in accordance with the terms of the performance-based options. As of June 30, 2013, the remaining performance-based options were forfeited as the remaining performance conditions had not been met by their deadlines. The Company recognizes expense over the implicit and explicit service periods for awards with performance conditions when the Company determines the achievement of the performance conditions to be probable.

The Company recorded charges of $265,000 and $535,000 in its statements of operations and comprehensive loss for the three months ended June 30, 2013 and 2012, respectively, and $518,000 and $1,123,000 in its statements of operations and comprehensive loss for the six months ended June 30, 2013 and 2012, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 1,720,083 and 157,500 shares of common stock granted to employees and directors during the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Average risk free interest rate	0.9%	0.9%
Expected dividend yield	—	—
Expected lives (years)	5.0	5.6
Expected volatility	61.0%	63.0%
Weighted average grant date fair value of options granted during the period (per share)	$0.36	$0.54
Weighted average exercise price of options granted during the period (per share)	$0.69	$0.97

The expected lives and the expected volatility of the options are based on historical experience. All options granted during the six months ended June 30, 2013 and 2012 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(11) Net Loss per Common Share Applicable to Common Stockholders

For the three and six months ended June 30, 2013 and 2012, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 85,807,964 and 16,094,472 for the six months ended June 30, 2013 and 2012, respectively, and consist of stock options, preferred stock and warrants.

For the three and six months ended June 30, 2013, net loss per common share applicable to common stockholders reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend, and $280,000 and $559,000, respectively, in dividends payable on shares of Series D preferred stock and Series E preferred stock. For the three and six months ended June 30, 2012, net loss per common share applicable to common stockholders reflects $160,000 and $320,000, respectively, in dividends payable on shares of Series D preferred stock.

(12) Employee Stock Purchases

During the six months ended June 30, 2013 and 2012, the Company issued 3,574 shares and 1,627 shares, respectively, of common stock in connection with employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan, which resulted in total proceeds to the Company of $2,000 during each six-month period.

(13) Related Party Transactions

The Company paid a director consulting fees of approximately $1,000 in the six months ended June 30, 2012 for services performed in 2011. The Company did not pay consulting fees to directors during the three and six months ended June 30, 2013 or the three months ended June 30, 2012.

(14) Subsequent Event

2013 Annual Meeting of Stockholders

At the Annual Meeting that took place on July 26, 2013, the Company’s stockholders approved the following:

•	an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 140,000,000 to 280,000,000;

•	a non-binding, advisory proposal on the compensation of the Company’s named executive officers;

•	the Company’s 2013 Stock Incentive Plan;

•	the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2013;

•	amendments (collectively the “Series D Proposals”) to the Company’s restated certificate of incorporation amending the Series D Certificate of Designations to:

•

provide that (a) the beneficial ownership limitation that prohibits the Company from paying a holder of the Company’s Series D preferred stock dividends payable in shares of the Company’s common stock to the extent the issuance of such shares would result in the holder of the Series D preferred stock and its affiliates beneficially owning more than 19.99% of the outstanding common stock (including shares of common stock issuable upon conversion of the Series D preferred stock) would be increased from 19.99% to 35% in the event that the Nasdaq Proposal (as defined below) was approved by the Company’s stockholders and (b) the beneficial ownership limitation that prohibits a holder of Series D preferred stock from converting its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding common stock (including shares of common stock issuable upon conversion of the Series D preferred stock) would be increased from 19.99% to 35% in the event that the Nasdaq Proposal was approved by the Company’s stockholders;

•	eliminate the requirement that the Company pay corresponding dividends to the holders of Series D preferred stock upon payment of dividends to holders of the Company’s Series E preferred stock;

•

change the date after which the Company may elect to pay dividends in shares of common stock from December 31, 2014 to October 1, 2013, and to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of common stock as a result of the application of the beneficial ownership limitation set forth in the Series D Certificate of Designations;

•

eliminate the right of holders of Series D preferred stock to receive, in the event of a liquidation, dissolution or winding up of the Company (a “Liquidation”), an amount per share of Series D preferred stock equal to the original issue price of such share of Series D preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series D preferred stock been converted into shares of common stock immediately prior to such Liquidation, such that upon a Liquidation the holders of Series D preferred stock will receive an amount per share of Series D preferred stock equal to the amount that would be payable with respect to such share had all shares of Series D preferred stock been converted into shares of common stock immediately prior to such Liquidation; and

•

provide, in the event of a sale of the Company, for the distribution of any assets that remain available for distribution to the Company’s stockholders, after payment to the holders of the Company’s Series A preferred stock and any other class of the Company’s capital stock that ranks senior to the Series D preferred stock, to the holders of Series D preferred stock on a pro rata basis with the holders of common stock, Series E preferred stock and such new series of non-voting preferred stock that was pari passu with the Series D preferred stock; and

•	amendments (collectively the “Series E Proposals”) to the Company’s restated certificate of incorporation amending the Series E Certificate of Designations to:

•

permit the Company to elect to pay dividends to the holders of Series E preferred stock in shares of common stock in lieu of cash beginning October 1, 2013, and to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of common stock as a result of the application of the beneficial ownership limitation set forth in the Series E Certificate of Designations; and

•

eliminate the right of the holders of Series E preferred stock to receive, in the event of a Liquidation, an amount per share of Series E preferred stock equal to the original issue price of such share of Series E preferred stock plus any dividends accrued or declared but unpaid thereon to the extent such amount is greater than the amount that would have been payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation, such that upon a Liquidation the holders of Series E preferred stock will receive an amount per share of Series E preferred stock equal to the amount that would be payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation.

The proposals submitted to the Company’s stockholders at the Annual Meeting to (i) amend the Company’s restated certificate of incorporation and bylaws to (a) declassify the Company’s board of directors, (b) provide that the Company’s stockholders may remove directors with or without cause following declassification of the Company’s board of directors and (c) eliminate the supermajority voting requirement for amending or repealing Article ELEVENTH of the Company’s restated certificate of incorporation (collectively, the “Declassification Proposal”) and (ii) approve the issuance and sale by the Company to certain affiliates of Pillar Invest Corporation (including prior issuances and sales of the Company’s securities to such affiliates in November 2011 and November 2012) of a number of shares of the Company’s common stock (including securities convertible into or exercisable for shares of the Company’s common stock) that is greater than 19.99% of the total number of issued and outstanding shares of common stock and of the outstanding voting power of the Company’s securities after such issuance and sale in accordance with Nasdaq Listing Rule 5635(b) (the “Nasdaq Proposal”), were not approved by the Company’s stockholders at the Annual Meeting.

As a result of the approval by the Company’s stockholders of the Series D Proposals and Series E Proposals, certificates of amendment to the Series D Certificate of Designations and Series E Certificate of Designations were filed by the Company with the Delaware Secretary of State on July 26, 2013. Because the Nasdaq Proposal was not approved by the Company’s stockholders, the beneficial ownership limitation applicable to the Series D preferred stock and Series E preferred stock set forth in the Series D Certificate of Designations and Series E Certificate of Designations, each as amended, will remain at 19.99% and the threshold above which the holders of the Series D preferred stock and Series E preferred stock must vote any shares held by them in the same manner and percentage as the holders of the Company’s common stock vote on such matter, will remain at 19.99%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company engaged in the discovery and development of novel synthetic DNA- and RNA-based drug candidates that are designed to modulate immune responses mediated through Toll-like Receptors, or TLRs. We are focusing our development efforts on the treatment of autoimmune and inflammatory diseases. We are conducting a Phase 2 clinical trial of our lead drug candidate, IMO-8400, a TLR7, TLR8, and TLR9 antagonist, for the treatment of psoriasis. We have presented data from a Phase 2 clinical trial of IMO-3100, a TLR7 and TLR9 antagonist, in patients with moderate to severe plaque psoriasis. We believe that the results of the Phase 2 clinical trial of IMO-3100 provide proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

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

We had cash and cash equivalents of approximately $16,301,000 at June 30, 2013. We believe that our existing cash and cash equivalents will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds will be sufficient to enable us to conduct our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-8400 or to conduct any other development of our other drug candidates or technologies.

Autoimmune and Inflammatory Disease Program. We have presented data from a randomized double-blinded, placebo-controlled Phase 2 clinical trial of IMO-3100 that we conducted in 44 adult patients with moderate to severe plaque psoriasis. In this Phase 2 trial, IMO-3100 showed clinical activity in patients who received subcutaneous doses of IMO-3100 once weekly for four weeks. We believe that the results of this trial provide proof of concept for our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases.

We presented data in the second quarter of 2013 from a Phase 1 clinical trial of IMO-8400 in healthy subjects. The objectives of the trial, which was conducted at a single U.S. site, were to evaluate the safety, pharmacokinetics, and pharmacodynamics of IMO-8400 administered by subcutaneous injection. The first portion of the trial involved escalating single doses of IMO-8400 and the second portion of the trial involved four weekly doses of IMO-8400. In this trial, IMO-8400 was well-tolerated at all dose levels, was cleared rapidly from the plasma with no accumulation, and showed target engagement of TLR7, TLR8, and TLR9 in subjects treated with IMO-8400 compared to placebo.

Based on the clinical activity observed in our four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis and the data from our Phase 1 clinical trial of IMO-8400, we determined that the next step in our development program was to conduct a Phase 2 clinical trial in patients with moderate to severe plaque psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we determined to focus our resources on the development of IMO-8400 and to conduct this trial in patients with psoriasis with IMO-8400. We initiated this Phase 2 clinical trial of IMO-8400, with a 12-week treatment period and a six-week follow-up period, during the second quarter of 2013. We expect to have top-line data during the first quarter of 2014.

We are also planning to initiate additional clinical trials of IMO-8400 in additional disease indications. However, our plans to conduct these trials are subject to our ability to raise additional resources to fund the conduct of these trials. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

At June 30, 2013, we had an accumulated deficit of $402,056,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the six months ended June 30, 2013, except that irrevocable waivers by Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”) and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”) of the Series D preferred stock redemption rights and the Series D preferred stock and Series E preferred stock liquidation preferences, which became effective when we completed a qualified financing on May 7, 2013, required us to reassess our accounting for our Series D preferred stock and our Series E preferred stock.

Since Pillar I irrevocably waived and agreed to not exercise the Series D Redemption Rights, we reassessed our accounting for the Series D preferred stock, which had been classified as temporary equity in our condensed balance sheet because the Series D Redemption Rights represented a contingent put feature that was outside our control. Since Pillar I irrevocably waived its Series D Redemption Rights, the contingent put feature ceased to exist at the time that Pillar I’s waiver of the Series D Redemption Rights became effective. In addition, the Pillar Entities irrevocably waived the liquidation preferences of both the Series D preferred stock and the Series E preferred stock. We concluded that these irrevocable waivers of the Series D Redemption Rights and the Series D and Series E liquidation preferences, which became effective when we consummated a follow-on underwritten public offering of our common stock on May 7, 2013, represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock. As a result, we accounted for these irrevocable waivers as an extinguishment of the Series D preferred stock and the Series E preferred stock and changed the classification of the Series D preferred stock from temporary equity to permanent equity. We compared (1) the sum of the fair values of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants immediately after the effectiveness of the waivers to (2) the sum of the carrying values of the Series D preferred stock and Series E preferred stock immediately prior to the effectiveness of the waivers on May 7, 2013. We recorded the excess of the aggregate fair value of the preferred stock plus the Pillar Warrants immediately after the effectiveness of the waivers over the aggregate carrying value of the preferred stock immediately prior to May 7, 2013 as a loss on extinguishment and classified the fair values, immediately after the effectiveness of the waivers, of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants within permanent equity on our condensed balance sheet.

The effect of this extinguishment accounting on our financial statements was to (1) remove the $5,921,000 carrying value of the Series D preferred stock immediately prior to the extinguishment from temporary equity; (2) record the $5,464,000 fair value of the Series D preferred stock immediately after the extinguishment in permanent equity (“equity”); (3) remove the $3,701,000 carrying value of the Series E preferred stock immediately prior to the extinguishment from equity; (4) record the $5,528,000 fair value of the Series E preferred stock immediately after the extinguishment in equity; (5) record the $380,000 fair value of the Pillar Warrants in equity; and (6) record a $1,750,000 extinguishment loss to net loss applicable to common stockholders. These accounting entries resulted in a $5,921,000 net increase in stockholders’ equity on our condensed balance sheet.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013

Alliance Revenue

Alliance revenue consisted primarily of reimbursement by licensees of costs associated with patent maintenance, amounting to $29,000 and $28,000 in the three months ended June 30, 2013 and 2012, respectively, and $36,000 and $37,000 in the six months ended June 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses decreased by $1,507,000, or 43%, from $3,504,000 for the three months ended June 30, 2012, to $1,997,000 for the three months ended June 30, 2013. Research and development expenses decreased by $2,992,000 or 41% from $7,317,000 for the six months ended June 30, 2012 to $4,325,000 for the six months ended June 30, 2013. In the following table, research and development expense is set forth in the following four categories which are discussed beneath the table:

	Three Months Ended June 30, (in thousands)		Percentage Increase	Six Months Ended June 30, (in thousands)		Percentage Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
IMO-8400 external development expense	$596	$—	—%	$1,196	$—	—%
IMO-3100 external development expense	17	809	(98)%	291	1,048	(72)%
Other drug development expense	600	1,315	(54)%	1,235	3,339	(63)%
Basic discovery expense	784	1,380	(43)%	1,603	2,930	(45)%

	$1,997	$3,504	(43)%	$4,325	$7,317	(41)%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $1,685,000 in external development expenses through June 30, 2013, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our ongoing Phase 2 clinical trial in patients with psoriasis, and additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 as Other Drug Development Expenses. We have conducted a Phase 1 clinical trial of IMO-8400 in healthy subjects and are currently conducting a Phase 2 clinical trial of IMO-8400 in patients with psoriasis. The primary objectives of this Phase 1 clinical trial were to evaluate the safety, pharmacokinetics, and pharmacodynamics of IMO-8400. This trial was conducted at a single U.S. site. The first portion of the trial involved escalating single doses of IMO-8400 administered by subcutaneous injection and the second portion of the trial involved IMO-8400 administered once per week for four weeks. We presented data from this trial at the Federation of Clinical Immunology Societies meeting in June, 2013.

In the second quarter of 2013, we initiated a Phase 2 clinical trial of IMO-8400 in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Under the protocol for this trial, 32 adult patients with moderate to severe plaque psoriasis, as indicated by a score of 12 or greater on the Psoriasis Area Severity Index, or PASI, will be randomized 1:1:1:1 into one of four cohorts and receive placebo or weekly subcutaneous doses of IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks, with a six-week follow-up period. Safety and improvements in PASI score will be monitored throughout the trial. The trial is being conducted in the Netherlands. We expect to have top-line data during the first quarter of 2014.

We are also planning to initiate additional clinical trials of IMO-8400 in additional disease indications. However, our plans to conduct these trials are subject to our ability to raise additional resources to fund the conduct of these trials. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $10,235,000 in external development expenses from November 2009 through June 30, 2013, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

IMO-3100 expenses during both the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 related primarily to our Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis over a four-week period. The costs related to our Phase 2 clinical trial were lower in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. In the three and six months ended June 30, 2013, IMO-3100 expenses consisted of payments to the central laboratory for immunological analysis of RNA isolated from clinical samples, data analysis and trial close-out activities. In the three and six months ended June 30, 2012, our costs were related to our preparation for and conduct of our Phase 2 clinical trial of IMO-3100 that we initiated in April 2012.

The Phase 2 clinical trial of IMO-3100 that we conducted was a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-3100 in adult patients with moderate-to-severe plaque psoriasis. In the trial, 44 patients at 11 centers in the United States were randomized on a 1:1:1 basis to receive IMO-3100 monotherapy at a dose level of either 0.16 or 0.32 mg/kg or placebo by subcutaneous injection once weekly for four weeks with a four-week follow-up period. Patients were treated on Days 1, 8, 15, and 22, and were monitored during the treatment period and the follow-up period through approximately Day 57. Assessments of safety were performed throughout the trial. Multiple parameters were monitored to assess the clinical activity of IMO-3100, including PASI scores. In addition to the clinical assessments, biopsies were evaluated for treatment-related changes in epidermal thickness and immune cell infiltrates. PASI scores were monitored during the treatment period on Days 1, 15, and 29, and during the follow-up period on Days 36 and 57. Skin biopsies were collected prior to treatment on Day 1 and on Day 29.

The objectives of the Phase 2 trial of IMO-3100 were to evaluate the safety and tolerability and to evaluate the clinical activity of TLR antagonism in patients with psoriasis after four weeks of treatment. The following data from this trial were presented at the International Investigative Dermatology meeting in Edinburgh, Scotland in May 2013:

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

Based on the clinical activity observed in this four-week Phase 2 clinical trial of IMO-3100 in patients with psoriasis, we determined that the next step in our development program was to conduct a Phase 2 clinical trial in patients with moderate to severe plaque psoriasis with a treatment period of up to 12 weeks. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR-8 by IMO-8400, we determined to focus our resources on the development of IMO-8400 and to conduct the 12-week clinical trial in patients with psoriasis with IMO-8400.

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

The decrease in other drug development expenses in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to costs incurred during the three and six months ended June 30, 2012 for nonclinical safety studies and manufacture of drug supply to support the IND for IMO-8400 that we submitted during the third quarter of 2012. Costs associated with the clinical development of IMO-8400 are included in “IMO-8400 External Development Expenses” in the three and six months ended June 30, 2013.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8, and TLR9, TLR antisense, and gene silencing oligonucleotides. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to decreases in the cost of laboratory supplies and employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the outcome of our ongoing Phase 2 clinical trial of IMO-8400, and without an established plan for future clinical tests of drug candidates, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses decreased by $249,000, or 13%, from $1,848,000 in the three months ended June 30, 2012, to $1,599,000 in the three months ended June 30, 2013 and decreased by $411,000, or 12%, from $3,537,000 in the six months ended June 30, 2012 to $3,126,000 in the six months ended June 30, 2013. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The decrease in general and administration expenses during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to lower legal costs associated with patent matters and lower employee compensation mainly due to a decrease in stock based compensation during 2013. These decreases were partially offset by higher corporate legal expenses associated with our corporate regulatory filing requirements.

Decrease (Increase) in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability reflecting the fair value of the Series D warrants issued in our November 2011 Series D financing. We determined the Series D warrants to be a derivative instrument because they contained a specified anti-dilution provision that did not meet the “indexed to the company’s own stock” exemption requirements in Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts in an Entity’s own Stock,” ASC 815-40. The Series D warrants were classified as a liability, recorded at fair value as of the transaction date and marked to fair value through earnings each quarter. The fair value of the warrants decreased from $2,499,000 at March 31, 2012 to $1,181,000 at June 30, 2012 primarily due to a decrease in the market price of our common stock resulting in the recognition of $1,318,000 in non-operating income during the three months ended June 30, 2012. The fair value of the warrants increased from $1,178,000 at December 31, 2011 to $1,181,000 at June 30, 2012 primarily due to increases in the expected volatility of the market price of our common stock and in the market price of our common stock resulting in the recognition of $3,000 of non-operating expense during the six months ended June 30, 2012.

The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus we marked the Series D warrants to fair value through earnings as of November 9, 2012, and we then reclassified the remaining $503,000 Series D warrant liability to stockholders equity at that time. Consequently, we did not record any non-operating income or expense related to the Series D warrants during the three and six months ended June 30, 2013.

Investment Income, Net

Investment income, net amounted to $2,000 in each of the three months ended June 30, 2013 and 2012 and $4,000 and $6,000 in the six months ended June 30, 2013 and 2012, respectively.

Foreign Currency Exchange (Loss) Gain

Our foreign currency exchange loss was $26,000 in the three months ended June 30, 2013 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities. Our foreign currency exchange gain was $13,000 in the six months ended June 30, 2013 and $117,000 and $41,000 in the three and six months ended June 30, 2012, respectively, primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during these periods.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Dividends

The $2,030,000 in preferred stock dividends in the three months ended June 30, 2013 consists of $1,750,000 related to the loss on extinguishment, of the Series D preferred stock that we issued in November 2011 and the Series E preferred stock that we issued in November 2012, that we have charged to net loss applicable to common stockholders as a preferred stock dividend, as described under Note (3) to the condensed financial statements, $211,000 in dividends payable on shares of our Series D preferred stock and $69,000 in dividends payable on shares of our Series E preferred stock. The $2,309,000 in preferred stock dividends in the six months ended June 30, 2013 consists of $1,750,000 related to the loss on extinguishment, of the Series D preferred stock and the Series E preferred stock, that we have charged to net loss applicable to common stockholders as a preferred stock dividend, $422,000 in dividends payable on shares of our Series D preferred stock and $137,000 in dividends payable on shares of our Series E preferred stock. The $160,000 and $320,000 in preferred stock dividends in the three and six months ended June 30, 2012, respectively, consists of dividends payable on shares of our Series D preferred stock. The dividends payable on shares of Series D preferred stock increased in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively, because the terms of the Series D preferred stock required that dividends that we pay on the Series E preferred stock also be paid on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at the Annual Meeting, effective July 26, 2013, dividends paid on the Series E preferred stock are no longer required to be paid on the Series D preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $5,621,000 for the three months ended June 30, 2013, compared to $4,047,000 for the three months ended June 30, 2012 and $9,707,000 for the six months ended June 30, 2013 compared to $11,093,000 for the six months ended June 30, 2012. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2013, we incurred losses of $141,863,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $402,056,000 through June 30, 2013. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

Follow-on Underwritten Public Offering

On May 7, 2013, we closed a follow-on underwritten public offering, in which we sold 17,500,000 shares of common stock, together with warrants to purchase up to 17,500,000 shares of common stock, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with warrants to purchase up to 15,816,327 shares of common stock for aggregate gross proceeds of $16.5 million as follows:

	Combined Price (per common share)	Common Stock	Pre-funded Warrants	Matching Warrants

Common stock & matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants & matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the future exercise of the warrants, if any, were approximately $14.6 million.

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

Series E Preferred Stock and Warrant Financing

In November 2012, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series E Purchase Agreement, for the issuance and sale of shares of Series E preferred stock and Series E warrants, with Pillar II and a second purchaser, which we refer to as the Series E purchasers. Pillar II is an investment partnership managed by two of our directors and one of our significant stockholders. Under the Series E Purchase Agreement, we issued and sold to the Series E purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the Series E warrants is $0.70 per share. The Series E warrants may not be exercised with respect to any portion of the Series E warrants, to the extent that such exercise would result in a Series E purchaser and its affiliates beneficially owning more than 19.99% of the number of shares of common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series E warrants. Subject to the foregoing, the warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. We agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, prior to the Annual Meeting, any dividends that we paid on the Series E preferred stock was also to be paid on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at the Annual Meeting, effective July 26, 2013, the Series E preferred stockholders are now entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and dividends paid on the Series E preferred stock are no longer required to be paid on the Series D preferred stock. The net proceeds to us from the Series E financing, excluding the proceeds of any future exercise of the Series E warrants, if any, were approximately $5.9 million.

Under the terms of the Series E Purchase Agreement, we granted the Series E purchasers participation rights in future financings.

Also under the terms of the Series E Purchase Agreement, each Series E purchaser agreed:

•

for so long as the Series E purchaser and its affiliates beneficially own more than 19.99% or 25% (if the Nasdaq Proposal had been approved by our stockholders at the Annual Meeting) of our outstanding common stock, that the Series E purchaser and its affiliates will vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including the shares of common stock issuable upon conversion or exercise of securities that are convertible into or exercisable for shares of common stock held by such Series E purchaser and its affiliates) with respect to any matter put to a vote of the holders of common stock in the same manner and percentage as the holders of the common stock (other than the Series E purchasers) vote on such matter;

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

In April 2013, the Company entered into two agreements, which we refer to collectively as the Pillar Agreements, with the Pillar Entities. The agreements, including our obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of our follow-on underwritten public offering of our securities on May 7, 2013.

Under the first agreement, which we refer to as the April 22, 2013 Pillar Agreement, we agreed to seek and each of Pillar I and Pillar II agreed to vote in favor of, amendments to the Series E Certificate of Designations to:

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

In accordance with the terms of the Pillar Agreements, we sought approval from our stockholders of amendments to the Series E Certificate of Designations to effect the above described changes to the dividend and liquidation provisions of our Series E preferred stock. These amendments were approved at the Annual Meeting that took place on July 26, 2013. Additional information on the proposals that were approved by our stockholders at the Annual Meeting is included in Note 14 of the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the Pillar Agreements, we filed a registration statement that became effective on July 10, 2013, registering the resale of the shares of common stock issuable upon exercise of the Pillar warrants to purchase 2,000,000 shares of our common stock.

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

The Series D Purchase Agreement was amended in connection with the Series E financing to provide:

•

for so long as Pillar I and its affiliates beneficially own more than 19.99% or 25% (in the event that our stockholders had approved the Nasdaq Proposal at the Annual Meeting) of the outstanding common stock, that Pillar I and its affiliates will vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including the shares of common stock issuable upon conversion of securities convertible into or exercisable for shares of common stock held by Pillar I and its affiliates) with respect to any matter put to a vote of the holders of common stock in the same manner and percentage as the holders of the common stock (other than the Series E purchasers and their affiliates) vote on such matter; and

•

for certain restrictions on the transfer of any securities issued to Pillar I (including securities convertible into or exercisable for common stock) pursuant to the Series D Purchase Agreement, including to not sell or transfer any such securities in one or a series of transactions if such transfer would, in the aggregate, result in the transfer of more than 5% of the then outstanding combined voting power of the outstanding securities of the Company (excluding from this restriction certain transfers to permitted transferees or in connection with an underwritten public offering by the Company that has been approved by our board of directors).

The Series D preferred stockholders are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends shall be paid in cash through December 31, 2014 and thereafter in cash or with shares of common stock, as determined by us in our sole discretion, except that we may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% of the common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of such shares of common stock. Under the Series E Certificate of Designations we are required to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 8.0% per annum. Prior to the approval of amendments to the dividend provisions of the Series D Certificate of Designations at the Annual Meeting, any dividends that we paid to the Series E preferred stockholders were also required to be paid to the Series D preferred stockholders on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at the Annual Meeting, effective July 26, 2013, the Series D preferred stockholders are no longer entitled to corresponding dividends.

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

The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. The Series D warrants may be exercised at Pillar I’s option at any time on or before November 4, 2016. The Series D warrants, as amended in connection with the November 2012 Series E financing, provide that the Series D warrants may not be exercised with respect to any portion of the warrants, to the extent that such exercise would result in Pillar I and its affiliates beneficially owning more than 19.99% of the number of shares of common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series D warrants. After November 4, 2013, we may redeem the Series D warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to Pillar I if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $6.51, subject to adjustment.

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

In addition, under the April 22, 2013 Pillar Agreement, we agreed to seek approval and each of Pillar I and Pillar II agreed to vote in favor, of amendments to the Series D Certificate of Designations to:

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

In accordance with the terms of the Pillar Agreements, we sought approval from our stockholders of amendments to the Series D Certificate of Designations to effect the above described changes to the dividend and liquidation provisions of our Series D preferred stock, the redemption rights of the holders of our Series D preferred stock and the rights of the holders of our Series D preferred stock to distributions in the event of a sale of our company. These amendments were approved at the Annual Meeting that took place on July 26, 2013. Additional information on the amendments to the Series D Certificate of Designations that were approved by our stockholders at the Annual Meeting is included in Note 14 of the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

The Pillar Agreements, including our obligations to issue the Pillar Warrants under the Pillar Agreements, became effective upon the consummation of our follow-on underwritten public offering of our securities on May 7, 2013.

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

We had not sold any shares under the sales agreement as of July 31, 2013.

Collaboration Agreements

Under the terms of our collaboration with Merck KGaA, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055. In connection with the termination of the collaboration, we agreed to reimburse Merck KGaA for up to €1.8 million ($2.4 million using a June 30, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of June 30, 2013, we have paid €0.9 of the €1.8 million ($1.1 million (using exchange rates in effect at the time that the payments were made) of the $2.4 million). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.3 million using a June 30, 2013 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Under the terms of our collaboration with Merck & Co., Merck & Co. paid us a $20.0 million license fee in December 2006 and purchased 1,818,182 shares of our common stock for a price of $5.50 per share for an aggregate purchase price of $10.0 million. In addition, we received $1.0 million in milestone payments and $3.4 million in research and development payments.

Cash Flows

Six Months Ended June 30, 2013

As of June 30, 2013, we had approximately $16,301,000 in cash and cash equivalents, a net increase of approximately $6,205,000 from December 31, 2012. Net cash used in operating activities totaled $8,006,000 during the six months ended June 30, 2013, reflecting our $7,398,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $14,212,000 net cash provided by financing activities during the six months ended June 30, 2013 primarily reflects $14,832,000 in net proceeds from our follow-on underwritten public offering of our securities in May, 2013 which were partially offset by $111,000 in costs related to the 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $402,056,000 at June 30, 2013. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of July 31, 2013, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash and cash equivalents of approximately $16,301,000 at June 30, 2013. We believe that our existing cash and cash equivalents, will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds will be sufficient to enable us to conduct our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-8400 or to conduct any other development of our other drug candidates or technologies.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of the Phase 1 clinical trial of IMO-8400 and the results of the Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis that we initiated in June 2013;

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

Nasdaq Listing

Our common stock began trading on the Nasdaq Capital Market on February 7, 2013. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to meet the requirements for continued listing on the Nasdaq Capital Market. If we do not meet these continued listing requirements, our common stock will be delisted.

On November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). The Staff stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. We did not evidence compliance with the minimum bid price requirement as of May 28, 2013.

On May 29, 2013, we received a letter from the Staff indicating that although we did not evidence compliance with the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), within the initial 180 day compliance period ended May 28, 2013, we were granted an additional 180 calendar day period, or until November 25, 2013, to evidence compliance with the minimum bid price requirement. In its letter, the Staff indicated that if, at any time prior to November 25, 2013, the bid price for our shares closes at or above $1.00 per share for a minimum of 10 consecutive business days (unless the Staff exercises its discretion to extend the minimum 10-day period), the Staff will provide written confirmation to us of our compliance with the minimum bid price requirement.

On August 12, 2013, we received formal notice from the Listing Qualifications Staff of the NASDAQ Stock Market indicating that we had regained compliance with the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), and otherwise satisfied all requirements for continued listing on The NASDAQ Capital Market, and, as a result, that the matter was closed. Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Staff advising us that we were not in compliance with these requirements. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with these requirements. Because we were not able to regain compliance with these requirements by such date, we requested a hearing before the Panel, at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process.

On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, the Panel extended this date to May 22, 2013 and indicated that by such date, in addition to satisfying the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meeting the continued listing requirements of the Nasdaq Capital Market, we were also required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014. On May 8, 2013, we received formal notice from the Nasdaq Stock Market that we had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(b)(2) as required by the Panel and that the matter had been closed

Contractual Obligations

During the three months ended June 30, 2013, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of June 30, 2013, we had net accrued obligations of €1.0 million ($1.2 million using a June 30, 2013 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At June 30, 2013, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash and cash equivalents of approximately $16.3 million at June 30, 2013. We believe that our existing cash and cash equivalents, will enable us to fund our operations at least through the fourth quarter of 2014. We believe that our available funds will be sufficient to enable us to conduct our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis and to plan for further clinical development of IMO-8400. We will need to raise additional funds in order to conduct any other clinical development of IMO-8400 or to conduct any other development of our other drug candidates or technologies.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development programs, including the results of our Phase 1 clinical trial of IMO-8400 and the results of the Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis that we initiated in June 2013;

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

We have received a report dated March 11, 2013 from Ernst & Young LLP, our independent registered public accounting firm, regarding our financial statements as of December 31, 2012 and for the fiscal year then ended, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring losses and negative cash flows from operations will require us to raise additional capital or obtain alternative means of financial support, or both, prior to December 31, 2013 in order to continue to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to finance our operations. On May 7, 2013, we raised $16.5 million in gross proceeds from a follow-on underwritten public offering of our securities, increasing our cash resources sufficiently to fund our operations at least through the fourth quarter of 2014. We will need to raise substantial additional funds in order to conduct research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations beyond such time. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

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

On November 26, 2012, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, or the Staff, indicating that, based on the closing bid price of our common stock for the 30 consecutive business days prior to November 26, 2012, we no longer satisfied the requirement that our common stock maintain a minimum bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1). The Staff stated in its letter that in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 28, 2013, to regain compliance with the minimum bid price requirement. We did not evidence compliance with the minimum bid price requirement as of May 28, 2013.

On May 29, 2013, we received a letter from the Staff indicating that although we did not evidence compliance with the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), within the initial 180 day compliance period ended May 28, 2013, we were granted an additional 180 calendar day period, or until November 25, 2013, to evidence compliance with the minimum bid price requirement. In its letter, the Staff indicated that if, at any time prior to November 25, 2013, the bid price for our shares closes at or above $1.00 per share for a minimum of 10 consecutive business days (unless the Staff exercises its discretion to extend the minimum 10-day period), the Staff will provide written confirmation to us of our compliance with the minimum bid price requirement.

On August 12, 2013, we received formal notice from the Listing Qualifications Staff of the NASDAQ Stock Market indicating that we had regained compliance with the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), and otherwise satisfied all requirements for continued listing on The NASDAQ Capital Market, and, as a result, that the matter was closed.

Prior to February 7, 2013, our common stock was traded on the Nasdaq Global Market where we were required to meet specified financial requirements, including requirements that we maintain a minimum stockholders’ equity of $10.0 million or a minimum market value of listed securities of $50.0 million. On June 7, 2012, we received a notification letter from the Staff advising us that we were not in compliance with these requirements. Nasdaq also stated in its letter that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided a compliance period of 180 calendar days, or until December 4, 2012, to regain compliance with these requirements. Because we were not able to regain compliance with these requirements by such date, we requested a hearing before the Panel at which we requested continued listing pending our return to compliance. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process.

On February 5, 2013, the Panel granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market and to continue the listing of our common stock on the Nasdaq Capital Market, provided that we satisfied the $2.5 million stockholders’ equity requirement on or before March 31, 2013, and otherwise met the continued listing requirements of the Nasdaq Capital Market. On March 5, 2013, the Panel extended this date to May 22, 2013 and indicated that by such date, in addition to satisfying the $2.5 million stockholders’ equity requirement for continued listing on that market and otherwise meeting the continued listing requirements of the Nasdaq Capital Market, we were also required to provide the Panel with additional information regarding our projected burn-rate and stockholders’ equity through May 31, 2014. On May 8, 2013, we received formal notice from the Nasdaq Stock Market that we had evidenced compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(b)(2) as required by the Panel and that the matter had been closed.

If our common stock was to be delisted from the Nasdaq Capital Market, it may be eligible to trade on the Over-The-Counter Bulletin Board, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if in the future it were to be delisted from the Nasdaq Capital Market, would be listed on a national securities exchange, a national quotation service, the Over-The-Counter Bulletin Board or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2013, we had an accumulated deficit of $402.1 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to June 30, 2013, we incurred losses of $141.9 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of June 30, 2013, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of clinical stage lead drug candidates as part of our autoimmune and inflammatory disease program. In June 2013, we initiated a Phase 2 clinical trial in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. We expect to have top-line data from this Phase 2 trial during the first quarter of 2014.

We are also planning to initiate additional clinical trials of IMO-8400 in additional disease indications. However, our plans to conduct these trials are subject to our ability to fund the conduct of these trials with additional financing. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, and other sources.

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

Our principal competitor developing TLR-targeted compounds for autoimmune and inflammatory diseases is Dynavax, with its collaborator, GlaxoSmithKline plc., or GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

We are developing drug candidates for the treatment of moderate to severe plaque psoriasis. There are a number of well-known immune suppressors and biologics that are currently being widely used for the treatment of moderate to severe plaque psoriasis, including methotrexate and cyclosporine, which are both immune suppressors, and biologics like Enbrel, which is marketed by Amgen Inc., or Amgen, Pfizer, and Takeda Pharmaceutical Company Limited, Remicade, which is marketed by Janssen Biotech, Merck & Co., and Mitsubishi Tanabe Pharma, Humira, which is marketed by Abbott Laboratories, and Stelara, which is marketed by Janssen Biotech. In addition to existing treatments, we are also aware of additional compounds for the treatment of moderate to severe plaque psoriasis that are currently in late stage development, including apremilast, which is being developed by Celgene Corporation, tofacitinib, which is being developed by Pfizer, secukinumab, which is being developed by Novartis, ixekizumab, which is being developed by Eli Lilly and Company, and brodalumab, which is being developed by Amgen, AstraZeneca PLC, and Kyowa Hakko Kirin Co., Ltd.

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

We anticipate that the competition with our products and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our products and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales.

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

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2015, but automatically extends annually for additional one-year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently we have two clinical stage compounds, IMO-3100 and IMO-8400 for our autoimmune program. The FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We are seeking to enter into collaborative alliances with pharmaceutical companies to advance certain of our TLR-targeted programs, as well as applications of our GSO technology platform.

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

As of July 31, 2013, we owned more than 50 U.S. patents and patent applications and more than 100 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, and IMO-2055. As of July 31, 2013, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-2055, we have issued U.S. patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims in the United States expiring in 2023.

As of July 31, 2013, we owned one issued U.S. Patent, three U.S. patent applications and six worldwide patent applications for our GSO compounds and methods of their use. Patents issuing from these patent applications, if any, would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of July 31, 2013, our antisense patent portfolio included more than 75 U.S. patents and patent applications and more than 75 patents and patent applications throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2013 to 2021.

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

Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs or our GSO compounds and methods of their use. However, we are party to six royalty-bearing license agreements under which we have acquired rights to patents, patent applications, and technology of third parties in the field of antisense technology, which may be applicable to our TLR-targeted antisense. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance, and other obligations on us.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of July 31, 2013, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/BLA regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 and Phase 2 clinical trials of IMO-3100, our Phase 1 clinical trial of IMO-8400 and our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate product revenue and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

In connection with our November 2011 Series D redeemable convertible preferred stock financing, which we refer to as our November 2011 Series D financing, we issued to Pillar Pharmaceuticals I, L.P., or Pillar I, 1,124,260 shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, which shares are convertible into 6,266,175 shares of our common stock, and warrants exercisable for up to 2,810,650 shares of our common stock. In connection with our November 2012 Series E convertible preferred stock financing, which we refer to as our November 2012 Series E financing, we issued to Pillar Pharmaceuticals II, L.P., or Pillar II, and an affiliated second purchaser an aggregate of 424,242 shares of our Series E convertible preferred stock, or Series E preferred stock, which shares are convertible into 8,484,840 shares of our common stock, and warrants exercisable for up to 8,484,840 shares of our common stock. In connection with the Pillar Agreements, we issued to the Pillar Entities warrants exercisable for up to 2,000,000 shares of common stock. In connection with our follow-on underwritten public offering in May 2013, we issued to the Pillar Entities and Pillar Pharmaceuticals III, L.P., or Pillar III, and together with the Pillar Entities, the Pillar Investment Entities, 5,000,000 shares of our common stock and warrants exercisable for up to 5,000,000 shares of common stock. As a result, the Pillar Investment Entities are collectively our largest stockholder group. In addition, two members of our board of directors are affiliates of the Pillar Investment Entities. In connection with their ownership of these securities, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. As a result, the interests of the Pillar Investment Entities may differ from the interests of the holders of our common stock in material respects. Although there are contractual limitations on the beneficial ownership and voting rights of the Pillar Investment Entities, the Pillar Investment Entities may still be able to exert substantial influence over our business.

The securities issued in our Series D and Series E financings have certain rights with respect to dividends, that may adversely affect our common stockholders and that may adversely affect our ability to obtain financing in the future.

The rights, preferences and privileges of the Series D preferred stock and Series E preferred stock that we issued and sold in our November 2011 Series D financing and November 2012 Series E financing, respectively, provide the holders of such securities with significant rights, including preferential rights with respect to dividends, which are not provided to the holders of our common stock. The dividend rights of the Series D preferred stock and Series E preferred stock may adversely affect our liquidity. For example, our obligation to pay quarterly cash dividends to the holders of our preferred stock has reduced and will continue to reduce the funds that would otherwise be available to us for working capital and other general corporate purposes. In addition, under certain circumstances, we are entitled to pay dividends on our Series D preferred stock and Series E preferred stock in shares of common stock. If we were to pay such dividends in common stock, our existing stockholders will experience dilution.

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

Our stock price has been volatile. During the period from January 1, 2011 to July 31, 2013, the closing sales price of our common stock ranged from a high of $3.25 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: August 14, 2013	/s/ Sudhir Agrawal
Sudhir Agrawal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Agreement, dated April 22, 2013, among the Company, Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2013)

10.2	Agreement, dated April 30, 2013, among the Company Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1, file number 333-187155, filed on May 1, 2013)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.