Form 10-Q
period 2013-09-30
IDERA PHARMACEUTICALS, INC.
filed 2013-11-14
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	63,690,084
Class	Outstanding as of October 31, 2013

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,749	$10,096
Restricted cash	311	—
Prepaid expenses and other current assets	397	198

Total current assets	39,457	10,294
Property and equipment, net	116	218
Restricted cash	—	311

Total assets	$39,573	$10,823

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254	$1,129
Accrued expenses	2,204	3,002

Total current liabilities	2,458	4,131
Other liabilities	6	65

Total liabilities	2,464	4,196
Commitments and contingencies
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Designated, issued and outstanding - 1,124 shares at December 31, 2012	—	5,921
Non-redeemable preferred stock, common stock, and other stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	3,701
Series D convertible preferred stock, Designated, issued and outstanding — 1,124 shares at September 30, 2013	5,464	—
Series A convertible preferred stock, Designated — 1,500 shares, issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 and 140,000 shares at September 30, 2013 and December 31, 2012, respectively; Issued and outstanding — 62,682 and 27,643 shares at September 30, 2013 and December 31, 2012, respectively	63	28
Additional paid-in capital	432,848	391,635
Accumulated deficit	(406,794)	(394,658)

Total stockholders’ equity	37,109	706

Total liabilities, redeemable preferred stock and stockholders’ equity	$39,573	$10,823

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Alliance revenue	$7	$3	$43	$40
Operating expenses:
Research and development	2,510	3,278	6,835	10,595
General and administrative	2,179	1,477	5,305	5,014

Total operating expenses	4,689	4,755	12,140	15,609

Loss from operations	(4,682)	(4,752)	(12,097)	(15,569)
Other income (expense):
Decrease in fair value of warrant liability	—	109	—	106
Investment income, net	2	2	6	8

Foreign currency exchange (loss) gain	(58)	(28)	(45)	13

Net loss	(4,738)	(4,669)	(12,136)	(15,442)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	278	160	2,587	480

Net loss applicable to common stockholders	$(5,016)	$(4,829)	$(14,723)	$(15,922)

Basic and diluted net loss per common share applicable to common stockholders (Note 11)	$(0.11)	$(0.17)	$(0.40)	$(0.58)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	45,720	27,640	37,203	27,639

Comprehensive loss	$(4,738)	$(4,669)	$(12,136)	$(15,442)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities:
Net loss	$(12,136)	$(15,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	994	1,628
Decrease in fair value of warrant liability	—	(106)
Non-employee stock option expense	41	2
Depreciation expense	106	201
Other	18	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(199)	111
Accounts payable, accrued expenses, and other liabilities	(1,499)	(2,194)

Net cash used in operating activities	(12,675)	(15,795)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4)	—

Net cash used in investing activities	(4)	—

Cash Flows from Financing Activities:
Proceeds from equity financings	40,538	—
Dividends paid	(1,067)	(423)
Proceeds from exercise of common stock options and warrants and employee stock purchases	1,864	3
Payments on capital lease	(3)	(4)

Net cash provided by (used in) financing activities	41,332	(424)

Net increase (decrease) in cash and cash equivalents	28,653	(16,219)
Cash and cash equivalents, beginning of period	10,096	24,571

Cash and cash equivalents, end of period	$38,749	$8,352

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company using its proprietary technology to create novel nucleic acid therapeutics designed to inhibit over-activation of Toll-like Receptors, or TLRs. The Company plans to develop and commercialize these therapeutics for the treatment of genetically defined forms of B-cell lymphoma and for orphan autoimmune diseases with serious unmet medical needs. The Company believes that clinical proof of concept of its approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases has been established in a Phase 2 trial of one of its drug candidates.

The Company’s lead drug candidate is IMO-8400, an antagonist for TLR7, TLR8, and TLR9 that is designed to block over-activation of the targeted TLRs. In a completed Phase 1 clinical trial of IMO-8400 in 42 healthy subjects, IMO-8400 was well tolerated and showed inhibition of TLR7, TLR8, and TLR9. The Company is conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis.

The Company has initiated plans for clinical development of IMO-8400 for the treatment of genetically defined forms of B-cell lymphoma. The Company has submitted an Investigational New Drug application, or IND, to the United States Food and Drug Administration, or FDA, to conduct a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia. The Company anticipates initiating this trial in the first quarter of 2014. The Company also plans to submit to the FDA in the first quarter of 2014 a protocol for a Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL, that it expects to initiate in the first quarter of 2014.

The Company has also selected IMO-9200, a second novel antagonist of TLR7, TLR8, and TLR9, for development as a drug candidate for potential use in selected autoimmune disease indications. The Company has initiated IND-enabling studies of IMO-9200 and expects to submit an IND for IMO-9200 in the third quarter of 2014.

The Company had cash and cash equivalents of approximately $38,749,000 at September 30, 2013. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations at least through the second quarter of 2015.

At September 30, 2013, the Company had an accumulated deficit of $406,794,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate product revenue or sales-based milestones or royalties until it successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which it expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the nine months ended

September 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 11, 2013.

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

Under the April 22, 2013 Pillar Agreement, the Company agreed to seek approval and each of Pillar I and Pillar II agreed to vote in favor, of the following proposals at the Company’s 2013 annual meeting of stockholders (the “Annual Meeting”):

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

The amendments to the Series D Certificate of Designations and Series E Certificate of Designations did not become effective until the amendments were approved by our stockholders at the Annual Meeting, which occurred during the Company’s fiscal quarter that began on July 1, 2013.

Since Pillar I irrevocably waived and agreed to not exercise the Series D Redemption Rights, the Company reassessed its accounting in May 2013 for the Series D preferred stock, which had been classified as temporary equity in the Company’s condensed balance sheet because the Series D Redemption Rights represented a contingent put feature that was outside the Company’s control. Since Pillar I irrevocably waived the Series D Redemption Rights, the contingent put feature ceased to exist at the time that Pillar I’s waiver of the Series D Redemption Rights became effective. In addition, the Pillar Entities irrevocably waived the liquidation preferences of both the Series D preferred stock and the Series E preferred stock. The Company concluded that these irrevocable waivers of the Series D Redemption Rights and the Series D and Series E liquidation preferences, which became effective when the Company consummated a follow-on underwritten public offering of its common stock on May 7, 2013, represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock. As a result, the Company has accounted for these irrevocable waivers as an extinguishment of the Series D preferred stock and the Series E preferred stock and changed the classification of the Series D preferred stock from temporary equity to permanent equity. The Company compared (1) the sum of the fair values of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants immediately after the effectiveness of the waivers to (2) the sum of the carrying values of the Series D preferred stock and Series E preferred stock immediately prior to the effectiveness of the waivers on May 7, 2013. The Company recorded the excess of the aggregate fair value of the preferred stock plus the Pillar Warrants immediately after the effectiveness of the waivers over the aggregate carrying value of the preferred stock immediately prior to May 7, 2013 as a loss on extinguishment and classified the fair values, immediately after the effectiveness of the waivers, of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants within permanent equity on its condensed balance sheet.

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

(4) Financings

September 30, 2013 Follow-on Underwritten Public Offering

On September 30, 2013, the Company closed a follow-on underwritten public offering, in which it sold 13,727,251 shares of common stock at $1.55 per share and pre-funded warrants to purchase up to 4,175,975 shares of common stock at $1.54 per share for aggregate gross proceeds of $27.7 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by September 30, 2020. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $25.6 million.

May 7, 2013 Follow-on Underwritten Public Offering

On May 7, 2013, the Company closed a follow-on underwritten public offering, in which it sold 17,500,000 shares of common stock, together with warrants to purchase up to 17,500,000 shares of common stock, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with warrants to purchase up to 15,816,327 shares of common stock, for aggregate gross proceeds of $16.5 million as follows:

	Combined Price (per common share)	Common Stock	Pre-funded Warrants	Matching Warrants

Common stock and matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants and matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $14.6 million.

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

The Company received approximately $1,713,000 in proceeds from the exercise of warrants issued on May 7, 2013 to purchase 3,645,000 shares of common stock at an exercise price of $0.47 per share during the three and nine months ended September 30, 2013.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2013 and December 31, 2012 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets
Money market fund	$38,720	$38,720	$—	$—

Total assets	$38,720	$38,720	$—	$—

Total liabilities	$—	$—	$—	$—

December 31, 2012
Assets
Money market fund	$9,990	$9,990	$—	$—

Total assets	$9,990	$9,990	$—	$—

Total liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. Although the Company did not have any Level 2 assets at September 30, 2013 or December 31, 2012, Level 2 assets typically consist of corporate bond investments whose fair value is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these prices may not represent actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value.

(7) Property and Equipment

At September 30, 2013 and December 31, 2012, net property and equipment at cost consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Leasehold improvements	$525	$525
Laboratory equipment and other	2,850	2,856

Total property and equipment, at cost	3,375	3,381
Less: accumulated depreciation	3,259	3,163

Property and equipment, net	$116	$218

Depreciation expense was approximately $31,000 and $51,000 in the three months ended September 30, 2013 and 2012, respectively, and approximately $106,000 and $201,000 in the nine months ended September 30, 2013 and 2012, respectively.

(8) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict $311,000 of cash held in a certificate of deposit securing a line of credit for the lessor. During 2013, the $311,000 was transferred from non-current assets to other current assets since the Company’s lease term expires on May 31, 2014.

(9) Collaboration and License Agreement

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

The Company recorded charges of $476,000 and $505,000 in its statements of operations and comprehensive loss for the three months ended September 30, 2013 and 2012, respectively, and $994,000 and $1,628,000 in its statements of operations and comprehensive loss for the nine months ended September 30, 2013 and 2012, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 3,130,083 and 157,500 shares of common stock granted to employees and directors during the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Average risk free interest rate	1.3%	0.9%
Expected dividend yield	—	—
Expected lives (years)	5.2	5.6
Expected volatility	62.0%	63.0%
Weighted average grant date fair value of options granted during the period (per share)	$0.49	$0.54
Weighted average exercise price of options granted during the period (per share)	$0.92	$0.97

The expected lives and the expected volatility of the options are based on historical experience. All options granted during the nine months ended September 30, 2013 and 2012 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(11) Net Loss per Common Share Applicable to Common Stockholders

For the three and nine months ended September 30, 2013 and 2012, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 87,624,124 and 16,021,649 for the nine months ended September 30, 2013 and 2012, respectively, and consist of stock options, preferred stock and warrants.

For the three and nine months ended September 30, 2013, net loss per common share applicable to common stockholders reflects $278,000 and $837,000, respectively, in dividends accrued on shares of Series D preferred stock and Series E preferred stock. For the nine months ended September 30, 2013, net loss per common share applicable to common stockholders reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend. For the three and nine months ended September 30, 2012, net loss per common share applicable to common stockholders reflects $160,000 and $480,000, respectively, in dividends accrued on shares of Series D preferred stock.

(12) Stockholders’ Equity

During the nine months ended September 30, 2013, the Company issued 3,780,945 shares of common stock in connection with purchases under the Company’s 1995 Employee Stock Purchase Plan (the “ESPP”) and warrant and stock option exercises resulting in total proceeds to the Company of $1,864,000.

During the nine months ended September 30, 2012, the Company issued 3,006 shares of common stock in connection with employee stock purchases under the ESPP, which resulted in total proceeds to the Company of $3,000.

See Notes 3, 4 and 13 for more information on changes in stockholders’ equity during the nine months ended September 30, 2013.

(13) Related Party Transactions

In connection with the Company’s follow-on underwritten public offering on May 7, 2013, the Company sold 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock at $0.47 per share for an aggregate purchase price of $2,500,000 to Pillar Pharmaceuticals III, L.P. (“Pillar III”) and an entity affiliated with Pillar III (together with Pillar III, the “Pillar III Entities”).

In connection with the Company’s follow-on underwritten public offering on September 30, 2013, the Company sold 1,774,193 shares of common stock for an aggregate purchase price of $2,750,000 to Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and an entity affiliated with Pillar IV (together with Pillar IV, the “Pillar IV Entities”).

Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar III and Pillar IV. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar III Entities and the Pillar IV Entities. In addition, Abdul-Wahab Umari, also a member of the Company’s board of directors, is a managing partner of Pillar Invest.

The Company issued 31,117 and 1,216 shares of common stock in lieu of director board and committee fees of approximately $18,000 and $1,000 pursuant to the Company’s director compensation program during the nine months ended September 30, 2013 and 2012, respectively.

The Company paid a director consulting fees of approximately $1,000 in the nine months ended September 30, 2012 for services performed in 2011. The Company did not pay consulting fees to directors during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012.

See Note 3 for more information on related party transactions during the nine months ended September 30, 2013.

(14) 2013 Annual Meeting of Stockholders

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company using our proprietary technology to create novel nucleic acid therapeutics designed to inhibit over-activation of Toll-like Receptors, or TLRs. We plan to develop and commercialize these therapeutics for the treatment of genetically defined forms of B-cell lymphoma and for orphan autoimmune diseases with serious unmet medical needs. We believe that clinical proof of concept of our approach of targeting specific TLRs for the treatment of psoriasis and potentially other autoimmune and inflammatory diseases has been established in a Phase 2 trial of one of our drug candidates.

Our lead drug candidate is IMO-8400, an antagonist for TLR7, TLR8, and TLR9 that is designed to block over-activation of the targeted TLRs. We have completed a Phase 1 clinical trial in 42 healthy subjects in which IMO-8400 was well tolerated and showed inhibition of TLRs 7, 8, and 9. Data from this trial was presented at the Federation of Clinical Immunology Societies meeting in June, 2013.

We are conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis. The purpose of this study is to evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Under the protocol for this trial, 32 adult patients with moderate to severe plaque psoriasis, as indicated by a score of 12 or greater on the Psoriasis Area Severity Index, or PASI, were randomized 1:1:1:1 into one of four cohorts and assigned to receive placebo or weekly subcutaneous doses of IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks, with a six-week follow-up period. Safety and improvements in PASI score will be monitored throughout the trial. Patient enrollment in this clinical trial was initiated in the second quarter of 2013 and the last patient was enrolled in September 2013. While the dosing is ongoing and the data remain blinded, all treatments have been well tolerated to date. Based on the safety data to date, we have expanded the trial to include a higher dose cohort of 0.6 mg/kg or placebo with up to 12 patients. We plan to consider further dose escalation based on the safety and tolerability observed in the expansion cohort. We expect to have top-line data from this Phase 2 trial with respect to the first three dosing groups by the end of the first quarter of 2014 and data from the 0.6-mg/kg cohort by the end of the second quarter of 2014.

We have begun a strategic review of orphan autoimmune disease indications with unmet medical needs suited for TLR antagonist therapy, and expect to identify priority indications in early 2014.

We have also selected IMO-9200, a second novel antagonist of TLR7, TLR8, and TLR9, for development as a drug candidate for potential use in selected autoimmune disease indications. We have initiated IND-enabling studies of IMO-9200, and we expect IMO-9200 would be available for clinical development in the second half of 2014.

We have initiated plans for clinical development of IMO-8400 for the treatment of genetically defined forms of B-cell lymphoma. We have submitted an Investigational New Drug application, or IND, to the United States Food and Drug Administration, or FDA, to conduct a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia. We anticipate initiating this trial in the first quarter of 2014. We also plan to submit in the first quarter of 2014 a protocol for a Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL, that we expect to initiate in the first quarter of 2014.

We had cash and cash equivalents of approximately $38,749,000 at September 30, 2013. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least through the second quarter of 2015. Specifically, we believe that our existing cash and cash equivalents will be sufficient to enable us to complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and our planned submission of an IND for IMO-9200. We will need to raise additional funds in order to conduct additional clinical development of IMO-8400, IMO-9200 or our other drug candidates or technologies.

Program in Autoimmune and Inflammatory Disease. The Company has completed a randomized, double-blinded, placebo-controlled Phase 2 trial of IMO-3100, an antagonist of TLRs 7 and 9, in patients with plaque psoriasis. In this trial, patients were treated weekly for four weeks at two dose levels and placebo. Treatment with IMO-3100 was well tolerated and showed significant improvement in Psoriasis Area and Severity Index, or PASI, which correlated with down-regulation of the IL-17 pathway compared to placebo-treated patients. We believe that these results validate the clinical proof-of-concept of our therapeutic approach. In the second quarter of 2013, data from this study was presented at a scientific meeting. Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we selected IMO-8400 for further clinical development.

We are conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis. Enrollment in this study began in the second quarter of 2013 and the last patient was enrolled in September 2013. In this trial, patients are receiving treatment for 12 weeks. If successful, we believe that the results of this clinical trial will extend the clinical proof of concept established in our Phase 2 trial of IMO-3100 to a longer treatment duration. In this trial, we enrolled 32 patients who were randomized for treatment at three dose levels, 0.075 mg/kg, 0.15 mg/kg and 0.3 mg/kg, and in a placebo cohort. While the dosing is ongoing and the data remain blinded, all treatments have been well tolerated to date. Based on the safety data to date, we have expanded the trial to include a higher dose cohort of 0.6 mg/kg or placebo with up to 12 patients. We expect to have top-line data from this Phase 2 trial with respect to the first three dosing groups by the end of the first quarter of 2014 and data from the 0.6-mg/kg cohort by the end of the second quarter of 2014.

We have begun a strategic review of orphan autoimmune disease indications with unmet medical needs suited for TLR antagonist therapy, and expect to identify priority indications in early 2014 for which we may initiate clinical development of IMO-8400. We have selected IMO-9200, a novel antagonist of TLR7, TLR8, and TLR9, for development as a second drug candidate and may consider developing it with third parties for the treatment of autoimmune disease indications such as psoriasis, lupus and arthritis. In the fourth quarter of 2013, we initiated IND-enabling studies of IMO-9200 and, pending the results from these studies, anticipate that IMO-9200 would be available for clinical development in the second half of 2014.

Program in Genetically Defined Forms of B-cell Lymphoma. We have initiated plans for clinical development of IMO-8400 for the treatment of genetically defined forms of B-cell lymphoma. This program is designed to leverage an emerging scientific understanding of the central role that TLR7 and TLR9 play in several forms of B-cell lymphoma with a specific mutation. Recent reports from independent investigators have provided evidence that in certain B-cell lymphomas the presence of a specific genetic mutation leads to over-activation of TLR7 and TLR9, and that blocking these TLRs leads to tumor cell death. This specific genetic mutation has been reported in several types of B-cell lymphomas, including Waldenström’s macroglobulinemia and activated B-cell-like diffuse large B-cell lymphoma, or ABC-DLBCL. Waldenström’s macroglobulinemia is a lymphoma that commonly involves the blood and bone marrow and may spread to almost any organ in the body, and approximately 90% of the patients are reported to have this specific genetic mutation. DLBCL is a fast-growing lymphoma that can arise in lymph nodes or outside of the lymphatic system, and approximately 30% of the patients with the ABC sub-type are reported to have the specific genetic mutation.

We have conducted preclinical studies in human lymphoma cells that have the specific genetic mutation. In these studies, we have observed that treatment with IMO-8400 led to cell death, decreased cytokine production, and decreased levels of cytokines and key components of signaling pathways. In addition, IMO-8400 monotherapy showed anti-tumor activity in a mouse model using human lymphoma cells that have the mutation. We believe that these observations provide the scientific rationale for clinical evaluation of IMO-8400 for the treatment of genetically defined forms of B-cell lymphoma.

We submitted an IND to the FDA in October 2013 to conduct a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia. The planned Phase 1/2 clinical trial is designed to evaluate safety and tolerability of IMO-8400 in dose-escalation cohorts and to evaluate the clinical activity in expansion cohorts at one or more dose levels. We expect to initiate patient enrollment in this Phase 1/2 clinical trial in the first quarter of 2014.

We also plan to conduct a Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL. We are designing the Phase 1/2 clinical trial to evaluate safety and tolerability of IMO-8400 in dose-escalation cohorts and to evaluate the clinical activity in expansion cohorts at one or more dose levels. We expect to enroll patients in the expansion cohorts based on the presence or absence of the specific genetic mutation. We anticipate submitting a protocol for this Phase 1/2 clinical trial and initiating enrollment in the first quarter of 2014.

Based on the Surveillance, Epidemiology, and End-Results, or SEER, Cancer Statistics Review, 1975-2001, from the National Cancer Institute’s SEER database and published independent reports of the frequency of the specific genetic mutation among patients with B-cell lymphoma, and allowing for population growth, we estimate that there will be 1,200 patients with Waldenström’s macroglobulinemia and 2,000 patients with ABC-DLBCL newly diagnosed in the United States per year. Based on this information, we also believe that at least 7,500 patients in the United States currently have B-cell lymphoma with the specific genetic mutation.

We believe Waldenström’s macroglobulinemia and DLBCL are orphan indications with unmet medical need. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents.

If we observe a therapeutic effect in either or both of these trials, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if they will receive regulatory approval or if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation.

In July 2013, we entered into a materials cooperative research and development agreement, or M-CRADA, with the National Cancer Institute, or NCI, to evaluate our TLR antagonists as a potential approach for the treatment of certain genetically defined B-cell lymphomas. Work under this agreement is proceeding both at the NCI and within Idera.

Gene Silencing Oligonucleotides. We have created gene silencing oligonucleotides, or GSOs, which are designed to inhibit the production of disease-associated proteins by targeting RNA, and have received US patent coverage for this technology. Preclinical proof of concept of our GSO technology has been established with multiple therapeutic targets. We believe our GSO technology provides us with a platform from which drug candidates for multiple disease indications can be developed. We are currently undertaking an analysis of priority indications and development strategies to determine next steps in development of this technology.

At September 30, 2013, we had an accumulated deficit of $406,794,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the nine months ended September 30, 2013, except that irrevocable waivers by Pillar Pharmaceuticals I, L.P., or Pillar I, Pillar Pharmaceuticals II, L.P., or Pillar II, and an entity affiliated with Pillar I and Pillar II, together with Pillar I and Pillar II, the Pillar Entities, of the Series D preferred stock redemption rights and the Series D preferred stock and Series E preferred stock liquidation preferences, which became effective when we completed a qualified financing on May 7, 2013, required us to reassess our accounting in May 2013 for our Series D preferred stock and our Series E preferred stock.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013

Alliance Revenue

Alliance revenue consisted primarily of reimbursement by licensees of costs associated with patent maintenance, amounting to $7,000 and $3,000 in the three months ended September 30, 2013 and 2012, respectively, and $43,000 and $40,000 in the nine months ended September 30, 2013 and 2012, respectively.

Research and Development Expenses

Research and development expenses decreased by $768,000, or 23%, from $3,278,000 for the three months ended September 30, 2012, to $2,510,000 for the three months ended September 30, 2013. Research and development expenses decreased by $3,760,000 or 35% from $10,595,000 for the nine months ended September 30, 2012 to $6,835,000 for the nine months ended September 30, 2013. In the following table, research and development expense is set forth in the following four categories which are discussed beneath the table:

	Three Months Ended September 30, (in thousands)		Percentage Increase	Nine Months Ended September 30, (in thousands)		Percentage Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
IMO-8400 external development expense	$922	$—	—%	$2,118	$—	—%
IMO-3100 external development expense	43	761	(94)%	334	1,809	(82)%
Other drug development expense	673	1,328	(49)%	1,908	4,667	(59)%
Basic discovery expense	872	1,189	(27)%	2,475	4,119	(40)%

	$2,510	$3,278	(23)%	$6,835	$10,595	(35)%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $2,607,000 in external development expenses through September 30, 2013, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our ongoing Phase 2 clinical trial in patients with psoriasis, and additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 as Other Drug Development Expenses.

We expect our external development expenses to increase when we initiate separate Phase 1/2 clinical trials of IMO-8400 in patients with Waldenström’s macroglobulinemia and in patients with diffuse large B-cell lymphoma under an IND that we submitted to the FDA in the fourth quarter of 2013.

IMO-3100 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $10,278,000 in external development expenses from November 2009 through September 30, 2013, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

IMO-3100 expenses during both the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 related primarily to our Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis over a four-week period. The costs related to our Phase 2 clinical trial were lower in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. In the three and nine months ended September 30, 2013, IMO-3100 expenses consisted of payments to the central laboratory for immunological analysis of RNA isolated from clinical samples, data analysis and trial close-out activities. In the three and nine months ended September 30, 2012, our costs were related to our preparation for and conduct of our Phase 2 clinical trial of IMO-3100 that we initiated in April 2012.

Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, we determined to focus our resources on the development of IMO-8400 and to conduct the 12-week clinical trial in patients with psoriasis with IMO-8400. As a result, we do not anticipate incurring material external development expenses with respect to IMO-3100 in future periods.

Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Internal expenses associated with products in clinical development include costs associated with our Autoimmune Disease Scientific Advisory Board. These expenses also include external expenses associated with our selection of IMO-9200, a novel antagonist of TLR7, TLR8, and TLR9, for development as a drug candidate for additional autoimmune disease indications such as psoriasis, lupus and arthritis, for which we have initiated IND-enabling studies to support the submission of an IND in the third quarter of 2014.

The decreases in other drug development expenses in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was primarily due to costs incurred during the three and nine months ended September 30, 2012 for nonclinical safety studies and manufacture of drug supply to support the IND for IMO-8400 that we submitted during the third quarter of 2012. Costs associated with the clinical development of IMO-8400 are included in “IMO-8400 External Development Expenses” in the three and nine months ended September 30, 2013.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8, and TLR9, TLR antisense, and gene silencing oligonucleotides. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decrease in basic discovery expenses in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was primarily due to a decrease in the cost of employee compensation reflecting reduced activity and reduced headcount resulting from our September 2011 re-assessment and prioritization of our drug development programs. The decrease in basic discovery expenses in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was also due to a decrease in the cost of laboratory supplies.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the outcome of our ongoing Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and our IND-enabling studies of IMO-9200, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $702,000, or 48%, from $1,477,000 in the three months ended September 30, 2012, to $2,179,000 in the three months ended September 30, 2013 and increased by $291,000, or 6%, from $5,014,000 in the nine months ended September 30, 2012 to $5,305,000 in the nine months ended September 30, 2013. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The increase in general and administrative expenses during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to consulting fees associated with business and strategic initiatives during 2013. Stock compensation cost also increased during the three months ended September 30, 2013 due to stock options granted during the quarter.

The increase in general and administrative expenses during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to consulting fees associated with business and strategic initiatives during 2013. Corporate legal expenses associated with our corporate regulatory filing requirements also increased during the nine months ended September 30, 2013. The increase in general and administrative expenses was partially offset by lower legal costs associated with patent matters and lower stock compensation cost during the nine months ended September 30, 2013.

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

The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus we marked the Series D warrants to fair value through earnings as of November 9, 2012, and we then reclassified the remaining $503,000 Series D warrant liability to stockholders equity at that time. Consequently, we did not record any non-operating income or expense related to the Series D warrants during the three and nine months ended September 30, 2013.

Investment Income, Net

Investment income, net amounted to $2,000 in each of the three months ended September 30, 2013 and 2012 and $6,000 and $8,000 in the nine months ended September 30, 2013 and 2012, respectively.

Foreign Currency Exchange (Loss) Gain

Our foreign currency exchange loss was $58,000 and $28,000 in the three months ended September 30, 2013 and 2012, respectively, and $45,000 during the nine months ended September 30, 2013 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during these periods. Our foreign currency exchange gain was $13,000 in the nine months ended September 30, 2012 primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during this period.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Dividends

The $278,000 in preferred stock dividends in the three months ended September 30, 2013 consists of $174,000 in dividends accrued on shares of our Series D preferred stock and $104,000 in dividends accrued on shares of our Series E preferred stock. The $2,587,000 in preferred stock dividends in the nine months ended September 30, 2013 consists of $1,750,000 related to the loss on extinguishment, of the Series D preferred stock that we issued in November 2011 and the Series E preferred stock that we issued in November 2012, that we have charged to net loss applicable to common stockholders as a preferred stock dividend, as described in Note 3 of the notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, $596,000 in dividends accrued on shares of our Series D preferred stock and $241,000 in dividends accrued on shares of our Series E preferred stock. The $160,000 and $480,000 in preferred stock dividends in the three and nine months ended September 30, 2012, respectively, consists of dividends accrued on shares of our Series D preferred stock. The dividends accrued on shares of Series D preferred stock increased in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively, because the terms of the Series D preferred stock required that dividends that we accrued, up to July 26, 2013, on the Series E preferred stock also be accrued on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at our 2013 annual meeting of stockholders, or the Annual Meeting, effective July 26, 2013, dividends accrued on the Series E preferred stock are no longer required to be accrued on the Series D preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $5,016,000 for the three months ended September 30, 2013, compared to $4,829,000 for the three months ended September 30, 2012 and $14,723,000 for the nine months ended September 30, 2013 compared to $15,922,000 for the nine months ended September 30, 2012. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2013, we incurred losses of $146,601,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $406,794,000 through September 30, 2013. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	equity and debt financing;

•	license fees, research funding and milestone payments under collaborative and license agreements;

•	interest income; and

•	lease financings.

September 30, 2013 Follow-on Underwritten Public Offering

On September 30, 2013, we closed a follow-on underwritten public offering, in which we sold 13,727,251 shares of common stock at $1.55 per share and pre-funded warrants to purchase up to 4,175,975 shares of common stock at $1.54 per share for aggregate gross proceeds of $27.7 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by September 30, 2020. The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $25.6 million.

May 7, 2013 Follow-on Underwritten Public Offering

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

	Combined Price (per common share)	Common Stock	Pre-funded Warrants	Matching Warrants
Common stock and matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants and matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $14.6 million.

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

We received approximately $1,713,000 in proceeds from the exercise of May 7, 2013 warrants to purchase 3,645,000 shares of common stock during the three and nine months ended September 30, 2013.

Series E Preferred Stock and Warrant Financing

In November 2012, we entered into a Convertible Preferred Stock and Warrant Purchase Agreement, or Series E Purchase Agreement, for the issuance and sale of shares of Series E preferred stock and Series E warrants, with Pillar II and a second purchaser, or the Series E purchasers. Pillar II is an investment partnership managed by two of our directors and one of our significant stockholders. Under the Series E Purchase Agreement, we issued and sold to the Series E purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the Series E warrants is $0.70 per share. The Series E warrants may not be exercised with respect to any portion of the Series E warrants, to the extent that such exercise would result in a Series E purchaser and its affiliates beneficially owning more than 19.99% of the number of shares of common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series E warrants. Subject to the foregoing, the warrants to purchase common stock are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. We agreed to pay to the Series E preferred stockholders quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, prior to the Annual Meeting, any dividends that we paid on the Series E preferred stock were also to be paid on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at the Annual Meeting, effective July 26, 2013, the Series E preferred stockholders are entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and dividends accrued on the Series E preferred stock are no longer required to be paid on the Series D preferred stock. The net proceeds to us from the Series E financing, excluding the proceeds of any future exercise of the Series E warrants, were approximately $5.9 million.

Under the terms of the Series E Purchase Agreement, we granted the Series E purchasers participation rights in future financings.

Also under the terms of the Series E Purchase Agreement, each Series E purchaser agreed:

•

for so long as the Series E purchaser and its affiliates beneficially own more than 19.99% or 25% (if, at the Annual Meeting, our stockholders had approved the proposal allowing us to issue and sell to Pillar II (together with all prior issuances and sales to Pillar I) a number of shares of common stock (including securities converted into or exercisable for common stock) that is greater than 19.99% of our outstanding common stock or the combined voting power of all of our securities then outstanding after such issuance and sale in accordance with Nasdaq Listing Rule 5635(b), or the Nasdaq Proposal) of our outstanding common stock, that the Series E purchaser and its affiliates will vote any shares held by them in excess of the number of shares equal to 19.99% or 25%, as applicable, of the outstanding common stock (including the shares of common stock issuable upon conversion or exercise of securities that are convertible into or exercisable for shares of common stock held by such Series E purchaser and its affiliates) with respect to any matter put to a vote of the holders of common stock in the same manner and percentage as the holders of the common stock (other than the Series E purchasers) vote on such matter;

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

After the later of November 9, 2014 and the date that no shares of Series D preferred stock remain outstanding, we may redeem all or a portion of the Series E preferred stock for a cash payment equal to the $14.00 original Series E preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon following notice to the holders of the Series E preferred stock if the closing price of the Common Stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80, which amount represents 400% of the Series E preferred stock conversion price. We may not redeem any shares of Series E preferred stock from a holder that cannot convert such shares of Series E preferred stock into common stock as a result of the beneficial ownership limitations described above. In such event, we may redeem such nonredeemable shares pursuant to alternative redemption provisions set forth in the Series E Certificate of Designations following notice to the holders of the nonredeemable shares, for a cash payment equal to the greater of the 20 consecutive trading day average closing price per share of the common stock ending on the trading day immediately prior to redemption date plus any dividends accrued or declared but unpaid thereon and the Series E conversion price plus any dividends accrued or declared but unpaid thereon. After November 9, 2014, we may redeem the Series E warrants for $0.01 per share of common stock issuable on exercise of the Series E warrants following notice to the Series E purchasers if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $2.80, subject to adjustment.

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

The net proceeds to us from the offering, excluding the proceeds of any exercise of the Series D warrants, were approximately $9,073,000. No holder of the Series D preferred stock may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding. As a result of the dilutive effect of our November 2012 Series E financing, the 1,124,260 shares of our Series D preferred stock became convertible, subject to limitations, into 6,266,175 shares of our common stock and the exercise price of the Series D warrants became fixed at $1.46 per share.

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

We had not sold any shares under the sales agreement as of October 31, 2013.

Collaboration Agreements

Under the terms of our collaboration with Merck KGaA for developing TLR9 agonists for the treatment of cancer, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055. In connection with the termination of the collaboration, we regained all rights for developing TLR9 agonists for the treatment of cancer and agreed to reimburse Merck KGaA for up to €1.8 million ($2.5 million using a September 30, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of September 30, 2013, we have paid €1.0 million of the €1.8 million ($1.3 million (using exchange rates in effect at the time that the payments were made) of the $2.5 million). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.4 million using a September 30, 2013 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Under the terms of our collaboration with Merck & Co., Merck & Co. paid us a $20.0 million license fee in December 2006 and purchased 1,818,182 shares of our common stock for a price of $5.50 per share for an aggregate purchase price of $10.0 million. In addition, we received $1.0 million in milestone payments and $3.4 million in research and development payments.

Cash Flows

Nine Months Ended September 30, 2013

As of September 30, 2013, we had approximately $38,749,000 in cash and cash equivalents, a net increase of approximately $28,653,000 from December 31, 2012. Net cash used in operating activities totaled $12,675,000 during the nine months ended September 30, 2013, reflecting our $12,136,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $41,332,000 net cash provided by financing activities during the nine months ended September 30, 2013 primarily reflects $40,538,000 in net proceeds from our equity financings, including our follow-on underwritten public offerings of our securities in May and September, 2013, and $1,864,000 in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our employee stock purchase plan which were partially offset by $111,000 in costs related to the 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $406,794,000 at September 30, 2013. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of October 31, 2013, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash and cash equivalents of approximately $38,749,000 at September 30, 2013. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least through the second quarter of 2015. Specifically, we believe that our existing cash and cash equivalents will be sufficient to enable us to complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and our planned submission of an IND for IMO-9200. We will need to raise additional funds in order to conduct additional clinical development of IMO-8400, IMO-9200 or our other drug candidates or technologies.

We expect that we will require substantial additional funds to conduct research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development programs, including the results of our ongoing Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis that we initiated in June 2013 and the results of our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL;

•	the cost, timing and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

Contractual Obligations

During the three months ended September 30, 2013, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of September 30, 2013, we had net accrued obligations of €0.8 million ($1.1 million using a September 30, 2013 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At September 30, 2013, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, before purchasing our common stock. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our securities.

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash and cash equivalents of approximately $38.7 million at September 30, 2013. We believe that our existing cash and cash equivalents will be sufficient to fund our operations at least through the second quarter of 2015. Specifically, we believe that our existing cash and cash equivalents will be sufficient to enable us to complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and our planned submission of an IND for IMO-9200. We will need to raise additional funds in order to conduct additional clinical development of IMO-8400, IMO-9200 or our other drug candidates or technologies.

We expect that we will require substantial additional funds to conduct additional research and development, including preclinical testing and clinical trials of our drug candidates and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development programs, including the results of our ongoing Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis that we initiated in June 2013 and the results of our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2013, we had an accumulated deficit of $406.8 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to September 30, 2013, we incurred losses of $146.6 million. We incurred losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of September 30, 2013, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have received a report dated March 11, 2013 from Ernst & Young LLP, our independent registered public accounting firm, regarding our financial statements as of December 31, 2012 and for the fiscal year then ended, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring losses and negative cash flows from operations will require us to raise additional capital or obtain alternative means of financial support, or both, prior to December 31, 2013 in order to continue to fund our operations and that these factors raised substantial doubt about our ability to continue as a going concern. The going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to finance our operations. We raised an aggregate of $44.2 million in gross proceeds from follow-on underwritten public offerings of our securities on May 7, 2013 and September 30, 2013, increasing our cash resources sufficiently to fund our operations at least through the second quarter of 2015. We will need to raise substantial additional funds in order to conduct research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations beyond such time. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of autoimmune and inflammatory diseases and certain genetically defined B-cell lymphomas. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of clinical stage lead drug candidates as part of our autoimmune and inflammatory disease program. In June 2013, we initiated a Phase 2 clinical trial in patients with psoriasis to, among other things, evaluate the clinical activity of IMO-8400 with a treatment period of up to 12 weeks. We expect to have top-line data from this Phase 2 trial with respect to the first three dosing groups by the end of the first quarter of 2014 and data from the 0.6-mg/kg cohort by the end of the second quarter of 2014.

In the future, we also intend to invest a significant portion of our time and financial resources in the development of IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphomas.

We are planning to initiate a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL in the first quarter of 2014. We have initiated IND-enabling studies of IMO-9200 and expect to submit an IND for IMO-9200 in the third quarter of 2014. We will need to raise additional funds in order to conduct additional clinical development of IMO-8400, IMO-9200 or our other drug candidates or technologies. We expect to seek such additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements, and other sources.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our drug candidates in our autoimmune and inflammatory disease and genetically defined B-cell lymphoma programs.

Our ability to generate product revenues under our collaboration with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), or Merck & Co., and under any other collaboration that we enter into with respect to our autoimmune disease program, will depend on the development and commercialization of the drug candidates being developed. Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

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

We intend to seek to enter into collaborations with pharmaceutical companies to advance the use of our TLR antagonist product candidates. Our setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimens;

•	successful protection of our intellectual property rights from competing products in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

We have recently begun to focus our efforts on the research and development of product candidates for use in the treatment of certain genetically defined B-cell lymphomas, and our approach for the treatment of these genetically defined B-cell lymphomas is novel and may not result in any approved and marketable products.

We are in the early stages of developing our program in genetically defined B-cell lymphomas, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist product candidates for use in the treatment of certain genetically defined B-cell lymphomas. The scientific evidence to support the feasibility of developing product candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the specific genetic mutation and have also entered into a M-CRADA with NCI to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined B-cell lymphomas. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our planned clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined B-cell lymphomas will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a product candidate progress towards commercialization, we will need to develop companion diagnostics for such product candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third party collaborators to successfully develop and commercialize these companion diagnostics on our behalf.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our TLR antagonist product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with the Waldenström’s macroglobulinemia or DLBCL and the specific genetic mutation, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our TLR antagonist product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the TLR antagonist product candidates under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our TLR antagonist product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

With respect to our genetically defined B-cell lymphoma programs, we expect to design future clinical trials to include some patients with a particular genetic mutation that causes the disease with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to include patients with the applicable genetic mutation, this could compromise our ability to seek participation in FDA expedited review and approval programs, including breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., or Pfizer, discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon® , a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis Pharmaceuticals, Ltd., or Novartis, discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax Technologies Corporation, or Dynavax, announced in May 2008 discontinuation of the clinical development program for TOLAMBA® , an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV® , which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These setbacks with respect to TLR-targeted drug candidates may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of TLR-targeted drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of TLR-targeted drug candidates.

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

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune and inflammatory diseases and genetically defined B-cell lymphomas and for use as vaccine adjuvants. We have one drug candidate, IMO-8400, in clinical development in our autoimmune and inflammatory disease program. With respect to our genetically defined B-cell lymphoma program we have conducted preclinical studies on and entered into a M-CRADA with NCI to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined B-cell lymphomas, and plan to initiate a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL during the first quarter of 2014. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8, and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. Finally, we are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in broader autoimmune disease indications, such as psoriasis, lupus and arthritis, as well as applications of our GSO technology platform. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR targeted compounds as well as non-TLR targeted therapies.

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

We are planning to develop drug candidates for the treatment of genetically defined B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec and Genentech and Hoffmann-La Roche and Chugai Pharmaceuticals in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined B-cell lymphoma, including Ibrutinib, which is being developed by Pharmacyclics, Inc., and an inhibitor of interleukin-1 receptor-associated kinase 4, or IRAK4, which is being developed by Nimbus Discovery, Inc.

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

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2016, but automatically extends annually for additional one-year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

Even if we obtain regulatory approval for any of our product candidates, we will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds. Currently we are conducting a Phase 2 clinical trial of IMO-8400. The FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

We may not be able to obtain orphan drug exclusivity for applications of our TLR antagonist product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We intend to seek fast track designation for some applications of our TLR antagonist product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular TLR antagonist product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for any application of our TLR antagonist product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those TLR antagonist product candidates will receive marketing approval.

We may seek a breakthrough therapy designation for some applications of our TLR antagonist product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe an application of one of our TLR antagonist product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a TLR antagonist product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our TLR antagonist product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If we are unable to successfully develop companion diagnostics for our product candidates intended for the treatment of genetically defined B-cell lymphoma, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of these product candidates.

We plan to develop companion diagnostics for our TLR antagonist product candidates in our genetically defined B-cell lymphoma programs. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist product candidates specifically for the treatment of patients with a genetically defined B-cell lymphoma. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely on third parties or collaborators to perform these functions. To date, we have not entered into any agreements for the development or commercialization of companion diagnostics for use with any of our product candidates. However, we expect to enter into such agreements in the future with respect to our TLR antagonist product candidates in our genetically defined B-cell lymphoma programs. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization.

If we, any third parties that we engage to assist us or any of our collaborators, are unable to successfully develop companion diagnostics for our TLR antagonist product candidates, or experience delays in doing so:

•	the development of our TLR antagonist product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

•	our TLR antagonist product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and

•	we may not realize the full commercial potential of any TLR antagonist product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific genetic mutation targeted by our TLR antagonist product candidates.

If any of these events were to occur, our business would be harmed, possibly materially.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We are seeking to enter into collaborative alliances with pharmaceutical companies to advance our TLR-targeted programs in broader autoimmune disease indications, such as psoriasis, lupus and arthritis, as well as applications of our GSO technology platform.

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of autoimmune and inflammatory diseases and certain genetically defined B-cell lymphomas. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

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

Any collaboration that we enter into may not be successful. For instance, in July 2011, Merck KGaA informed us that it had determined not to conduct further clinical development of IMO-2055, and in November 2011, we entered into an agreement with Merck KGaA terminating our collaboration with them. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaboration and any potential future collaborations have risks, including the following:

•	our collaborators may control the development of the drug candidates being developed with our technologies and compounds including the timing of development;

•	our collaborators may control the development of the companion diagnostic to be developed for use in conjunction with our drug candidates including the timing of development;

•	our collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with our collaborators;

•	disagreements with our collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

•	we may have difficulty enforcing the contracts if any of our collaborators fail to perform;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us;

•	our collaborators may have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

•	our collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	our collaborators may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements;

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic partnership with Merck & Co., which merged with Schering-Plough, which has been involved with certain TLR-targeted research and development programs. Although the merger has not affected our partnership with Merck & Co. to date, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnership with us or terminate the strategic partnership. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products;

•	our collaborators may under fund or not commit sufficient resources to the testing, marketing, distribution or development of our products; and

•	our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues, which could adversely affect their willingness or ability to fulfill their obligations to us.

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

As of October 31, 2013, we owned more than 45 U.S. patents and patent applications and more than 85 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of October 31, 2013, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a provisional U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034. With respect to IMO-2055, we have issued U.S. patents that cover the chemical composition of matter of IMO-2055 and methods of its use, including in combination with marketed cancer products, with the earliest composition claims in the United States expiring in 2023.

As of October 31, 2013, we owned one issued U.S. patent, two U.S. patent applications, and six foreign patent applications for our GSO compounds and methods of their use. The issued patents covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of October 31, 2013, our antisense patent portfolio included more than 60 U.S. patents, one U.S. patent application and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2013 to 2021.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of October 31, 2013, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/BLA regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Failure of our third party collaborators to successfully commercialize companion diagnostics developed for use with any TLR antagonist product candidates that we develop with respect to our genetically defined B-cell lymphoma program could harm our ability to commercialize these TLR antagonist product candidates.

Any TLR antagonist product candidates that we develop with respect to our genetically defined B-cell lymphoma program will necessitate the use of companion diagnostics. We do not plan to develop companion diagnostics internally and, as a result, we will be dependent on the efforts of our third party collaborators to successfully commercialize these companion diagnostics. Our collaborators:

•	may not perform their obligations as expected;

•	may encounter production difficulties that could constrain the supply of the companion diagnostics;

•	may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community;

•	may not pursue commercialization of any TLR antagonist product candidates that achieve regulatory approval;

•	may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such product or products; and

•	may terminate their relationship with us.

If companion diagnostics for use with our genetically defined B-cell lymphoma TLR antagonist product candidates fail to gain market acceptance, our ability to derive revenues from sales of these TLR antagonist product candidates could be harmed. If our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with genetically defined B-cell lymphoma TLR antagonist product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of these TLR antagonist product candidates.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our products do not achieve an adequate level of acceptance, we may not generate product revenue and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The preferred stock and warrants issued to certain affiliates of Pillar Invest Corporation, our largest stockholder group, in connection with our Series D and Series E financings have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders. As a result, the interests of Pillar and its affiliates may differ from the interests of our common stockholders.

In connection with our November 2011 Series D redeemable convertible preferred stock financing, which we refer to as our November 2011 Series D financing, we issued to Pillar Pharmaceuticals I, L.P., or Pillar I, 1,124,260 shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, which shares are convertible into 6,266,175 shares of our common stock, and warrants exercisable for up to 2,810,650 shares of our common stock. In connection with our November 2012 Series E convertible preferred stock financing, which we refer to as our November 2012 Series E financing, we issued to Pillar Pharmaceuticals II, L.P., or Pillar II, and an affiliated second purchaser an aggregate of 424,242 shares of our Series E convertible preferred stock, or Series E preferred stock, which shares are convertible into 8,484,840 shares of our common stock, and warrants exercisable for up to 8,484,840 shares of our common stock. In connection with the Pillar Agreements, we issued to the Pillar Entities warrants exercisable for up to 2,000,000 shares of common stock. In connection with our follow-on underwritten public offering in May 2013, we issued to the Pillar Entities and Pillar Pharmaceuticals III, L.P., or Pillar III, 5,000,000 shares of our common stock and warrants exercisable for up to 5,000,000 shares of common stock. In connection with our follow-on underwritten public offering in September 2013, we issued to the Pillar Entities and Pillar Pharmaceuticals IV, L.P., or Pillar IV, and together with the Pillar Entities and Pillar III, the Pillar Investment Entities, 1,774,193 shares of our common stock. As a result, the Pillar Investment Entities are collectively our largest stockholder group. In addition, two members of our board of directors are affiliates of the Pillar Investment Entities. In connection with their ownership of shares of our Series D preferred stock and Series E preferred stock, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. As a result, the interests of the Pillar Investment Entities may differ from the interests of the holders of our common stock in material respects. Although there are contractual limitations on the beneficial ownership and voting rights of the Pillar Investment Entities, the Pillar Investment Entities may still be able to exert substantial influence over our business.

The securities issued in our Series D and Series E financings have certain rights with respect to dividends, that may adversely affect our common stockholders and that may adversely affect our ability to obtain financing in the future.

The rights, preferences and privileges of the Series D preferred stock and Series E preferred stock that we issued and sold in our November 2011 Series D financing and November 2012 Series E financing, respectively, provide the holders of such securities with significant rights, including preferential rights with respect to dividends, which are not provided to the holders of our common stock. The dividend rights of the Series D preferred stock and Series E preferred stock may adversely affect our liquidity. For example, our obligation to pay quarterly cash dividends to the holders of our preferred stock during the nine month period ended September 30, 2013 reduced the funds that would otherwise have been available to us for working capital and other general corporate purposes. In addition, from and after October 1, 2013, we are entitled to pay dividends on our Series D preferred stock and Series E preferred stock in shares of capital stock. If we were to pay such dividends in shares of our capital stock, our existing stockholders will experience dilution.

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

Our stock price has been volatile. During the period from January 1, 2011 to October 31, 2013, the closing sales price of our common stock ranged from a high of $3.25 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We must continue to meet the Nasdaq Capital Market continued listing requirements or we risk delisting. If our common stock were to be delisted, our stock price may decline and it would likely make it more difficult for us to sell securities in a financing and for our stockholders to trade our stock.

Our common stock trades on the Nasdaq Capital Market. In order to continue the listing of our common stock on the Nasdaq Capital Market, we are required to meet the continued listing requirements of the Nasdaq Capital Market. We recently faced the delisting of our common stock from the Nasdaq Capital Market as a result of our failure to satisfy the minimum stockholders’ equity requirement pursuant to Nasdaq Listing Rule 5450(b)(2), and the minimum bid price requirement in accordance with Nasdaq Listing Rule 5450(a)(1). Nasdaq notified us that we had regained compliance with the minimum stockholders’ equity requirement on May 8, 2013 and with the minimum bid price requirement on August 12, 2013. If we do not continue to meet the continued listing requirements of the Nasdaq Capital Market, our common stock will be delisted. If our common stock were to be delisted from the Nasdaq Capital Market, it might be eligible to trade on the Over-The-Counter Bulletin Board, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if in the future it were to be delisted from the Nasdaq Capital Market, would be listed on a national securities exchange, a national quotation service, the Over-The-Counter Bulletin Board or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence.

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

IDERA PHARMACEUTICALS, INC.

Date: November 14, 2013	/s/ Sudhir Agrawal
Sudhir Agrawal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document