Form 10-K
period 2013-12-31
IDERA PHARMACEUTICALS, INC.
filed 2014-03-13
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $25,882,078 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 28, 2013. As of February 15, 2014, the registrant had 82,360,165 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 10, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Annual Report on Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item	1. Business.

Overview

We are a clinical stage biotechnology company advancing drug candidates for the treatment of autoimmune diseases and for certain genetically defined forms of B-cell lymphoma. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors, or TLRs. In addition to our TLR program, we have initiated a research program employing our gene silencing oligonucleotides, or GSOs, to inhibit the production of disease-associated proteins by targeting RNA.

Programs for the Inhibition of Specific Toll-like Receptors

Our lead drug candidate in our TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. IMO-8400 is in clinical development for the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphoma. We also are conducting preclinical studies of IMO-9200, a second antagonist of TLR7, TLR8, and TLR9, to support the submission of an Investigational New Drug application, or IND, to the United States Food and Drug Administration, or FDA. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Our business strategy is to develop IMO-8400, IMO-9200, and other TLR antagonist candidates for the treatment of autoimmune diseases with orphan indications and for the treatment of certain genetically defined forms of B-cell lymphomas. In addition, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

Program in Autoimmune Diseases.    We believe that we have achieved clinical proof-of-concept for our approach of inhibition of over-activation of specific TLRs for the treatment of psoriasis and potentially other autoimmune diseases based on the results of our Phase 2 clinical trial of IMO-3100, a TLR7 and TLR9 antagonist, in patients with moderate to severe psoriasis, which we completed in 2012. We currently are focusing clinical development in our autoimmune disease program on IMO-8400, as it targets TLR8 in addition to TLR7 and TLR9. We have completed a Phase 1 clinical trial of IMO-8400 in 42 healthy subjects, in which IMO-8400 was well tolerated and showed inhibition of TLR7, TLR8, and TLR9. In September 2013, we completed enrollment in a randomized, double-blind, placebo-controlled Phase 2 clinical trial that we are conducting to evaluate the safety, tolerability and clinical activity of IMO-8400 over a 12-week treatment period in patients with moderate to severe plaque psoriasis. In this trial, 32 patients were randomized for treatment at three dose levels of IMO-8400: 0.075 mg/kg, 0.15 mg/kg and 0.3 mg/kg; or placebo. To date, IMO-8400 treatment in this Phase 2 clinical trial has been well tolerated, with no treatment-related discontinuations. In October 2013, we expanded the trial to evaluate a higher dose cohort of 0.6 mg/kg and placebo in up to 12 patients. We expect to report top-line data from the trial, including the expansion cohort, in the first half of 2014.

We have selected IMO-9200, a second novel antagonist of TLR7, TLR8, and TLR9, for development as a drug candidate for potential use in selected autoimmune disease indications. We have initiated preclinical studies of IMO-9200 to support submission of an IND to the FDA. Pending the results of these studies, we expect to submit an IND for IMO-9200 and to initiate a Phase 1 clinical trial in the second half of 2014.

Program in Autoimmune Diseases with Orphan Indications.    We are planning to initiate clinical development of IMO-8400 and IMO-9200 for the treatment of autoimmune diseases with orphan indications. We have selected polymyositis and dermatomyositis as the first two orphan indications for which we plan to develop IMO-8400. We selected these indications for development based on the reported involvement of altered TLR expression in these disease states, expression of cytokines indicative of key TLR-mediated pathways, the presence of auto-antibodies that can induce TLR-mediated immune responses, and the identification of prospective clinical biomarkers for evaluation in early clinical trials. We anticipate initiating clinical development in these two indications by submitting a protocol for a Phase 1/2 clinical trial to the FDA in the first half of 2014 and initiating patient treatment in this trial in the second half of 2014.

Program in Genetically Defined Forms of B-cell Lymphoma.    Independent research has suggested that the inhibition of specific TLRs may be a useful approach to the treatment of certain B-cell lymphomas characterized by the presence of the oncogenic mutation referred to scientifically as MYD88 L265P. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of the tumor cells. In this research, the inhibition of TLR7 and TLR9 suppressed MYD88 L265P induced signaling and promoted tumor cell death. Our internal studies using IMO-8400, which inhibits TLR7-, TLR8- and TLR9-mediated activity, have shown similar results of inducing cell death in tumor cells harboring the MYD88 L265P oncogenic mutation.

Based on this independent research, we determined to evaluate IMO-8400 with respect to two forms of non-Hodgkin lymphoma where the MYD88 L265P oncogenic mutation is present. One is Waldenström’s macroglobulinemia, a lymphoma that commonly involves the blood and bone marrow and may spread to almost any organ in the body. Based on published independent reports, we believe that approximately 90% of patients with Waldenström’s macroglobulinemia have the MYD88 L265P oncogenic mutation. The second is diffuse large B-cell lymphoma, or DLBCL. Based on published independent reports, we believe that approximately 30% of patients with the activated B-cell-like, or ABC, sub-type of DLBCL are reported to carry the MYD88 L265P oncogenic mutation. We believe that Waldenström’s macroglobulinemia and DLBCL in patients with the MYD88 L265P mutation are each orphan indications with unmet medical need, based on prevalence of the indications.

In December 2013, we were cleared to open enrollment for a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, following acceptance of our IND by the FDA. We anticipate that patient treatment in this trial will begin in the first half of 2014. We initiated clinical development of IMO-8400 in patients with DLBCL by submitting a protocol for a Phase 1/2 clinical trial to the FDA in March 2014. We expect to initiate patient treatment in this trial in the second half of 2014.

Gene Silencing Oligonucleotide Technology to Target RNA

We have created our GSOs to inhibit the expression of disease-associated proteins by targeting RNA. Based on evaluations of GSOs targeted to disease-associated RNA in preclinical models, we believe our GSO technology has the potential to overcome several of the hurdles of antisense and RNA interference, or RNAi, technologies. We are currently undertaking an analysis of priority disease indications for development of drug candidates from our GSO technology. Our key considerations in identifying disease indications in our GSO program are: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof-of-concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We expect to identify the first two disease indications to be targeted in our GSO program in the second half of 2014, with the goal of initiating disease model studies and an IND-enabling development program in the first half of 2015. Based on this timeline, we could initiate proof-of-concept clinical trials for the first two disease indications as early as the second half of 2015.

Our business strategy for our GSO program is focused on the further development of our GSO technology. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

Research and Development Programs

We are advancing development of TLR antagonist candidates for the treatment of autoimmune diseases and for certain genetically defined forms of B-cell lymphoma. In addition, we are identifying drug candidates based on our GSO program. The following table summarizes the development status of our programs.

RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Development Status

Programs for the Inhibition of Specific Toll-like Receptors
Autoimmune Diseases
IMO-8400	Moderate to Severe Plaque Psoriasis	Ongoing Phase 2 Clinical Trial —Top-Line Data Anticipated During the First Half of 2014*
IMO-8400	Polymyositis	Phase 1/2 Clinical Trial — Protocol Submission to FDA Anticipated in the First Half of 2014*
IMO-8400	Dermatomyositis	Phase 1/2 Clinical Trial — Protocol Submission to FDA Anticipated in the First Half of 2014
IMO-9200	Autoimmune Diseases	IND-enabling Studies Ongoing; Planned IND Submission in the Second Half of 2014
B-cell Lymphomas
IMO-8400	Waldenström’s Macroglobulinemia	Phase 1/2 Clinical Trial —Anticipated to Begin in the First Half of 2014
IMO-8400	Diffuse Large B-Cell Lymphoma with MYD88 L265P Oncogenic Mutation	Phase 1/2 Clinical Trial — Protocol Submission to FDA Anticipated in the First Quarter of 2014
Gene Silencing Oligonucleotides
Discovery Candidates	Inhibition of Gene Expression by Targeting RNA	Research

*We	may conduct a single Phase 1/2 clinical trial in patients with polymyositis or dermatomyositis.

Programs for the Inhibition of Specific Toll-like Receptors

We have designed drug candidates to inhibit over-activation of TLRs and are developing these therapeutics for the treatment of autoimmune diseases and for certain genetically defined forms of B-cell lymphoma. Using a chemistry-based approach, we have created synthetic DNA- and RNA-based compounds that are targeted to TLR3, TLR7, TLR8 and TLR9. Our lead drug candidate in our TLR program is IMO-8400, an antagonist for TLR7, TLR8 and TLR9, which we are developing for the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphoma. IMO-9200, a second antagonist of TLR 7, TLR8, and TLR9, is in preclinical development.

About Toll-like Receptors

TLRs comprise a family of receptors of the immune system. Of the ten human TLRs identified to date, TLR3, TLR7, TLR8, and TLR9 are receptors which are present inside specific immune cells. These TLRs are activated upon recognition of pathogen-associated molecular patterns associated with RNA and DNA from pathogens. TLR9 is a receptor that specifically recognizes DNA of the pathogen. TLR3, TLR7, and TLR8 are receptors that recognize RNA of the pathogen. TLRs provide a scientific basis to modulate immune responses for the treatment of a broad range of diseases.

We have created synthetic DNA- and RNA-based compounds to target specific TLRs with the goal of modulating immune responses for therapeutic applications. Our TLR-targeted compounds are of two unique classes. One class is referred to as TLR antagonists, which inhibit over-activation of TLR-mediated responses. The second class is referred to as TLR agonists, which induce immune responses mediated by the targeted TLRs.

Our TLR antagonist lead candidates include IMO-8400 and IMO-9200, which both are antagonists of TLR7, TLR8, and TLR9. We also have created compounds that are agonists of TLR3, TLR7, TLR8, and TLR9.

Program in Autoimmune Disease.    In autoimmune diseases such as lupus, psoriasis, rheumatoid arthritis, polymyositis, dermatomyositis, graft-versus-host disease, Sjögren’s syndrome, and Behçet’s disease, the immune system forms autoantibodies, and damage-associated molecular patterns, or DAMPs, which may include self-DNA or self-RNA. Independent published reports have provided evidence that these autoantibodies and DAMPs are recognized by TLR7, TLR8, or TLR9 and exacerbate the autoimmune disease. Engagement of TLRs leads to activation of immune responses and induction of multiple cytokines and signaling cascades such as the Th1, Th17 and inflammasome pathways. These pathways are associated with inflammatory processes that can exacerbate disease. In preclinical models of psoriasis, lupus and rheumatoid arthritis, treatment with TLR antagonist candidates, such as IMO-3100 and IMO-8400, has blocked activation of immune response through TLRs and improved several disease associated parameters. In preclinical disease models, these candidates have been shown to inhibit the Th1, Th17, and inflammasome pathways, leading to the suppression of cytokines such as tumor necrosis factor-alpha, or TNF-a, and interleukins IL-12, IL-6, IL-17, and IL-1ß. In a recent publication, we and our collaborators at The Rockefeller University presented results showing that treatment with IMO-8400, which targets TLR8 in addition to TLR7 and TLR9, had a broader therapeutic effect than did IMO-3100, an antagonist of TLR7 and TLR9, in a preclinical model of skin inflammation. TLR antagonism provides a novel approach to the treatment of a broad range of autoimmune diseases by blocking TLR-mediated signaling and induction of multiple cytokines. Current therapeutic approaches include blocking the activity of one specific cytokine with an antibody.

Clinical Proof-of-Concept Clinical Trial with an Antagonist of TLR7 and TLR9.

IMO-3100 is an antagonist of TLR7 and TLR9. In November 2009, we submitted an IND to the FDA for the clinical evaluation of IMO-3100 in autoimmune diseases. IMO-3100 has been well tolerated in both single-dose and multiple-dose Phase 1 clinical trials. In 2012, we conducted a randomized, double-blind, placebo-controlled Phase 2 trial of IMO-3100 in patients with moderate to severe plaque psoriasis. We selected psoriasis as the initial indication to evaluate clinical proof-of-concept of TLR antagonism. In this trial, 44 patients received subcutaneous doses of IMO-3100 once weekly for four weeks at two dose levels or placebo. Treatment with IMO-3100 was well tolerated and a treatment effect was demonstrated in measures of clinical efficacy, including reductions in Psoriasis Area Severity Index, or PASI, scores, which correlated with down-regulation of the IL-17 pathway compared to placebo-treated patients. We presented data from this trial at medical meetings in May and October 2013. We believe that the results of this trial provide clinical proof-of-concept of TLR antagonism for the treatment of psoriasis and potentially other autoimmune diseases.

IMO-8400.

IMO-8400 is a first-in-class synthetic oligonucleotide-based antagonist of TLR7, TLR8, and TLR9. In the first quarter of 2012, we began development of IMO-8400 as a drug candidate.

We submitted an IND to the FDA in the third quarter of 2012. In the fourth quarter of 2012, we initiated a Phase 1 clinical trial in the United States to assess the safety and the pharmacodynamic activity of IMO-8400 in healthy subjects. A total of 42 subjects were enrolled in the trial and received single or multiple ascending doses of IMO-8400 or placebo. IMO-8400 was well tolerated at all dosages in both single- and multiple-dose regimens. In addition, IMO-8400-treated subjects showed inhibition of immune responses mediated through TLR7, TLR8, and TLR9, compared to placebo-treated subjects. Results from this Phase 1 clinical trial were presented at a medical meeting in June 2013. We are focusing clinical development in our autoimmune disease program on IMO-8400, as it targets TLR8 in addition to TLR7 and TLR9.

We are conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis. The purpose of this study is to evaluate the safety, tolerability, and clinical activity of IMO-8400 with a treatment period of up to 12 weeks. Under the protocol for this Phase 2 trial, we enrolled 32 adult patients with moderate to severe plaque psoriasis as indicated by a score of 12 or greater on the PASI. These patients were randomized 1:1:1:1 into one of four cohorts and assigned to receive either placebo or weekly subcutaneous injections of IMO-8400 at a dose level of 0.075, 0.15, or 0.3 mg/kg/week for 12 weeks, with a six-week follow-up period. Safety, tolerability, and changes in PASI score will be monitored throughout the trial. Enrollment of 32 patients in this trial was completed in September 2013. To date, all treatments had been well tolerated in the trial, and based on this demonstrated safety profile, we expanded the trial to include evaluation of a higher dose cohort of 0.6 mg/kg or placebo in up to 12 patients. The data remain blinded, as the follow-up period of the trial continues. We expect to report top-line data from this Phase 2 trial, including from the expansion cohort, during the first half of 2014. We may consider additional dosing regimens based on the safety and tolerability observed in this expansion cohort.

IMO-9200.

We also have selected IMO-9200 as a second antagonist of TLR7, TLR8, and TLR9 for development as a drug candidate with potential use in selected autoimmune disease indications. In the fourth quarter of 2013, we initiated IND-enabling studies of IMO-9200 and, pending the results from these studies, anticipate filing an IND and initiating a Phase 1 clinical trial of IMO-9200 in the second half of 2014. Based on this timeline, we anticipate receiving top-line data from this Phase 1 trial as early as the first half of 2015.

We may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

Program in Autoimmune Diseases with Orphan Indications

As part of our business strategy for our autoimmune disease program, we have selected polymyositis and dermatomyositis as the first two orphan indications for which we plan to develop IMO-8400. Polymyositis and dermatomyositis are automimmune diseases characterized by chronic inflammatory damage of skeletal muscle and frequently involving other organ systems including the lung, joints, and gastrointestinal tract. Dermatomyositis, unlike polymyositis, is associated with a variety of characteristic skin manifestations, and differences in the microscopic changes that are associated with muscle damage distinguish polymyositis and dermatomyositis as two distinct diseases. We selected these two indications following a strategic review based on the following criteria, which are applicable to both indications:

•	High unmet medical need – serious consequence of the disease with absence of effective therapy;

•	Established clinical diagnosis;

•	Evidence that TLR7, TLR8, or TLR9 expression is altered in the disease state;

•	Presence of key inflammatory cells in the disease state, such as dendritic cells, especially with infiltration into diseased tissue;

•	Cytokine profile indicative of key pathways, such as type 1 interferon, Th17, IL-12/23, that can be induced by TLR-mediated immune responses;

•	Auto-antibody profile indicative of self-derived nucleic acids that can induce TLR-mediated immune responses; and

•	Prospective clinical biomarker or endpoint for evaluation in early clinical trials.

We anticipate initiating clinical development in these two indications by submitting a protocol for a Phase 1/2 clinical trial to the FDA in the first half of 2014. If we determine to conduct separate Phase 1/2 clinical trials in patients with polymyositis and dermatomyositis, we would anticipate submitting protocols for each trial in the first half of 2014. We expect to initiate patient treatment in this trial in the second half of 2014. Based on this timeline, we anticipate top-line data from this trial to be available during the second half of 2015. If we observe a therapeutic effect in either or both of these indications, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval. We are continuing to use the above criteria to prioritize additional autoimmune diseases with orphan indications for which we may develop our TLR antagonist candidates, such as graft-versus-host disease and Sjögren’s syndrome.

Program in Genetically Defined Forms of B-cell Lymphoma.    Independent research suggests that the inhibition of specific TLRs may be a useful approach to the treatment of B-cell lymphomas characterized by the presence of the oncogenic mutation MYD88 L265P. In this research, MYD88 L265P has been shown to engage TLR7 and TLR9 and also to confer a survival benefit to the tumor cells. Further, in this research inhibiting the expression of TLR7 and TLR9 suppressed MYD88 L265P induced signaling and promoted cell death in tumor cells harboring this mutation.

The MYD88 L265P oncogenic mutation has been reported in several types of B-cell lymphomas, including Waldenström’s macroglobulinemia and DLBCL. Waldenström’s macroglobulinemia is classified as a non-Hodgkin lymphoma of malignant lymphoplasmacytic B-cells that commonly involves the blood and bone marrow and may spread to almost any organ in the body. The cells typically produce immunoglobulin M, or IgM, resulting in high serum levels of the protein and, potentially, hyperviscosity syndrome, with thickening of the blood, decrease in circulation and oxygen delivery, and ultimately impaired function of almost any organ in the body. Approximately 90% of Waldenström’s macroglobulinemia patients are reported to have the MYD88 L265P oncogenic mutation. DLBCL is a fast-growing lymphoma that can arise in lymph nodes or outside of the lymphatic system. Approximately 30% of the patients with the ABC sub-type are reported to have the MYD88 L265P oncogenic mutation. Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P mutation are each orphan indications, based on prevalence of the indications.

Based on the Surveillance, Epidemiology, and End-Results, or SEER, Cancer Statistics Review, 1975-2001, from the National Cancer Institute’s SEER database and published independent reports of the frequency of the specific oncogenic mutation among patients with B-cell lymphoma, and allowing for population growth, we estimate that there will be approximately 1,200 patients with Waldenström’s macroglobulinemia with the mutation and approximately 2,000 patients with DLBCL with the mutation newly diagnosed in the United States per year. Based on this information, we also believe that at least 7,500 patients in the United States currently have B-cell lymphoma with the MYD88 L265P oncogenic mutation. We believe Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation are orphan indications with unmet medical need. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL with the MYD88 L265P oncogenic mutation. Currently, patients with non-Hodgkin lymphoma are often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents.

We have conducted preclinical studies of IMO-8400 in human lymphoma cells that carry the MYD88 L265P oncogenic mutation and in human lymphoma cell lines lacking the mutation. In these studies, IMO-8400 increased rates of cell death, inhibited cytokine production, and inhibited key components of signaling pathways in the human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation. IMO-8400 did not have any significant effects in human lymphoma cell lines that did not carry the mutation. In addition, in a study that we conducted in a mouse tumor model, IMO-8400 monotherapy showed anti-tumor activity using a human lymphoma cell line that carries the MYD88 L265P mutation. Our preclinical research related to the effects of IMO-8400 on human lymphoma cells with the MYD88 L265P oncogenic mutation has been accepted for presentation at a medical meeting in the second quarter of 2014. We believe that these observations provide the scientific rationale for clinical evaluation of IMO-8400 for the treatment of B-cell lymphomas with the MYD88 L265P mutation.

In December 2013, we were cleared to open enrollment for a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, following acceptance of our IND by the FDA. We anticipate that patient treatment in this Phase 1/2 clinical trial will begin in the first half of 2014.

We initiated clinical development of IMO-8400 in patients with DLBCL by submitting a protocol for a Phase 1/2 clinical trial to the FDA in March 2014. Patient enrollment in this trial will be based on screening for the presence of the MYD88 L265P oncogenic mutation. We expect to initiate patient treatment in this trial in the second half of 2014.

We expect that the Phase 1/2 clinical trials in patients with Waldenström’s macroglobulinemia and DLBCL will provide us with the opportunity to assess the clinical activity of IMO-8400 in patients with the MYD88 L265P oncogenic mutation. The planned Phase 1/2 clinical trials are designed to evaluate safety and tolerability of IMO-8400 in dose-escalation cohorts in the Phase 1 portion of these trials, and to evaluate the potential for clinical activity in expansion cohorts at one or more dose levels in the Phase 2 portions of these trials. The Phase 1 portion of each trial is designed to include approximately 12 to 18 patients. In the Phase 2 portion of each trial, an additional 12 patients will be evaluated for safety and for signals of potential clinical activity. Each trial therefore is expected to enroll approximately 30 patients.

If we observe a therapeutic effect in either or both of these trials, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval.

In parallel with our anticipated Phase 1/2 clinical trials in patients with genetically defined forms of B-cell lymphoma, we are seeking to collaborate with an experienced medical device company to develop and commercialize a companion diagnostic device. We currently anticipate entering into a companion diagnostic device collaboration during the first half of 2014.

Collaboration Program in Vaccine Adjuvants.    Vaccines are composed of one or more antigens and one or more adjuvants in an appropriate formulation. The function of the adjuvants is to enhance immune recognition of the antigens and increase the ability of the immune system to make antigen-specific antibodies.

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

In December 2006, we entered into a research collaboration with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), or Merck & Co., and granted Merck & Co. an exclusive license to develop and commercialize our TLR7, TLR8, and TLR9 agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck & Co. for cancer, infectious diseases, and Alzheimer’s disease. The original term of the research collaboration was two years, and Merck & Co. extended the research collaboration for two additional years to December 2010. During the four-year research collaboration period, multiple TLR agonists were created by us and evaluated by Merck & Co. against the criteria established in the license agreement. In January 2012, in accordance with the research collaboration, Merck & Co. selected multiple novel TLR7, TLR8, and TLR9 agonists for Merck & Co.’s exclusive evaluation and use as vaccine adjuvants under the current license agreement.

Gene Silencing Oligonucleotide Technology to Target RNA

We have created our GSOs to inhibit the production of disease-associated proteins by targeting RNA. We are currently undertaking an analysis of priority disease indications for development of drug candidates from our GSO technology.

Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, we believe that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. We have designed our GSOs to provide these attributes. For example, in preclinical studies, our GSOs have exerted gene-silencing activity in animals following systemic administration. Preclinical data also have shown that systemic delivery of GSOs targeted to the messenger RNA, or mRNA, of apolipoprotein B and proprotein convertase subtilisin/kexin type 9, which are proteins associated with cardiovascular diseases, resulted in reduced serum total cholesterol and low-density-lipoprotein cholesterol, in addition to reduced levels of the targeted mRNA and associated proteins. Additionally, in mouse models, systemic administration of GSOs showed significant specific gene-silencing activity with minimized induction of immune responses. We have published and presented at several scientific meetings preclinical data from our research on the structure and gene silencing activity of our GSOs.

We believe our GSO technology provides us with a platform from which drug candidates for multiple disease indications can be developed. We are currently undertaking an analysis of priority indications and development strategies to determine next steps in developing our GSO technology. We expect to identify the first two disease indications to be targeted in the second half of 2014, with the goal of initiating an IND-enabling development program in the first half of 2015. Based on this timeline, we anticipate that we could initiate proof-of-concept clinical trials for the first two disease indications as early as the second half of 2015. Key considerations in identifying disease indications in our GSO program are: strong evidence that the disease is caused by a specific protein; unmet medical need; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof-of-concept; a targeted therapeutic mechanism for action; and a potential for a rapid development path to approval. We also may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

Collaborative Alliances

An element of our business strategy includes entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. We may also seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program. We are currently party to a collaboration with Merck & Co.

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

Licensing Agreements

We have not licensed any rights to our TLR technology to any third party other than in connection with the strategic alliance which we have entered into with Merck & Co., and have not in-licensed any technology for our TLR program. Similarly, we have not licensed any rights to our GSO technology to any third party. We have licensed specified rights related to antisense technology to certain parties. We also have in-licensed certain rights related to antisense technology.

Licensing Agreement with Isis.    In 2001 we entered into an agreement with Isis Pharmaceuticals, Inc., or Isis, under which we granted Isis a license (with the right to sublicense) to our antisense chemistry and delivery patents and patent applications, but we retained the right to use these patents and applications in our own drug discovery and development efforts and in collaborations with third parties. Isis paid us $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and agreed to pay us a mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of our patents and patent applications. As of December 31, 2013, we have received $0.3 million in sublicense income from Isis. Also under the agreement, we licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. We paid to Isis $0.7 million and issued 1,005,499 shares of our common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and are obligated to pay Isis an annual patent maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. We have the right to use these patents and patent applications in our drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2013, we have only paid Isis annual maintenance fees and have not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. We may terminate at any time the sublicense by Isis to us of the patents and patent applications.

In addition, we are party to two other license agreements involving the license of our antisense patents and patent applications for antisense chemistry and delivery and for specific gene targets, under which we generally are entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2013, we had received a total of $1.5 million under these agreements.

In-licenses.    Our principal in-license related to antisense technology is with University of Massachusetts Medical Center for antisense chemistry and for certain gene targets. Under the terms of our license agreement with University of Massachusetts Medical Center, we are the worldwide, exclusive licensee under a number of U.S. issued patents and various patent applications owned by University of Massachusetts Medical Center relating to the chemistry of antisense oligonucleotides and their use. Many of these patents and patent applications have corresponding applications on file or corresponding patents in other major industrial countries. The patents licensed to us by University of Massachusetts Medical Center, none of which are material to our current development programs, expire in 2014. This license expires upon the expiration of the last to expire of the patents covered by the license. Under the agreement, we have agreed to pay a low single-digit royalty on net product sales, a low double-digit percentage of any sublicense license income we receive, and a small annual license maintenance fee through 2014. Since 1999, we have paid approximately $1.8 million to University of Massachusetts Medical Center under this license agreement.

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

Research and Development Expenses

For the years ended December 31, 2013, 2012 and 2011, we spent approximately $10.5 million, $13.7 million, and $18.0 million on research and development activities.

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

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

•	Novel chemical entities that function as agonists of TLR3, TLR7, TLR8 or TLR9;

•	Novel chemical entities that function as antagonists of TLR7, TLR8 or TLR9;

•	Use of our novel chemical entities and chemical modifications to treat and prevent a variety of diseases; and

•	Composition and use of our GSO compounds to treat and prevent a variety of diseases.

As of February 15, 2014, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of February 15, 2014, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034.

As of February 15, 2014, we owned one issued U.S. patent, two U.S. patent applications and six foreign patent applications for our GSO compounds and methods of their use. The issued patent covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of February 15, 2014, our antisense patent portfolio included more than 60 U.S. patents, one U.S. patent application and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2014 to 2021.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, where applicable or appropriate, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Additional preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1:    The drug is initially introduced into healthy human subjects or patients with the target disease (e.g. cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2:    The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3:    The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.1 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

With passage of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, which amended the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a drug under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Health Care Reform Law will require manufacturers of drugs, devices, drugs and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphomas and for use as vaccine adjuvants. We have one drug candidate, IMO-8400, in clinical development in our autoimmune disease program and for the treatment of patients with certain genetically defined forms of B-cell lymphomas, including Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8 and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

Our principal competitor developing TLR-targeted compounds for autoimmune diseases is Dynavax Technologies Corporation, or Dynavax, with its collaborator, GlaxoSmithKline plc., or GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis Pharmaceuticals, Ltd., or Novartis, Dynavax, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

We are developing drug candidates for the treatment of moderate to severe plaque psoriasis. There are a number of well-known immune suppressors and biologics that are currently being widely used for the treatment of moderate to severe plaque psoriasis, including methotrexate and cyclosporine, which are both immune suppressors, and biologics like Enbrel, which is marketed by Amgen Inc., or Amgen, Pfizer, Inc., or Pfizer, and Takeda Pharmaceutical Company Limited; Remicade, which is marketed by Janssen Biotech, Merck & Co., and Mitsubishi Tanabe Pharma; Humira, which is marketed by Abbott Laboratories; and Stelara, which is marketed by Janssen Biotech. In addition to existing treatments, we are also aware of additional compounds for the treatment of moderate to severe plaque psoriasis that are currently in late stage development, including apremilast, which is being developed by Celgene Corporation; to facitinib, which is being developed by Pfizer; secukinumab, which is being developed by Novartis; ixekizumab, which is being developed by Eli Lilly and Company; and brodalumab, which is being developed by Amgen, AstraZeneca PLC, and Kyowa Hakko Kirin Co., Ltd.

We are also developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL with the MYD88 L265P oncogenic mutation. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec and Genentech and Hoffmann-La Roche and Chugai Pharmaceuticals in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including ibrutinib, which is being developed by Pharmacyclics, Inc. and Janssen Research & Development, LLC, and an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

In addition, we are developing GSOs that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our GSO technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Isis and its partners. Isis is currently marketing an antisense drug, Kynamro®, and has several antisense product candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam Pharmaceuticals, Inc., or Alnylam, and its partners. Alnylam is currently developing multiple RNAi-based technologies and has several product candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Employees

As of February 15, 2014, we employed 18 individuals, nine of whom are engaged in research and development and 10 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 1989 and have our corporate headquarters at 167 Sidney Street, Cambridge, Massachusetts.

Information Available on the Internet

Our internet address is www.iderapharma.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or the SEC.

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

We had cash, cash equivalents and investments of approximately $35.6 million at December 31, 2013.We believe that our existing cash, cash equivalents and investments, including the estimated net proceeds of $37.2 million from the follow-on public offering that we closed in February 2014, will be sufficient to fund our operations into the second half of 2016. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our planned Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	submit an IND to the FDA for IMO-9200 and conduct a Phase 1 clinical trial of IMO-9200 in healthy subjects;

•

conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis as the first two orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and an IND-enabling development program in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

We will need additional funds in order to conduct further clinical development of IMO-8400 or IMO-9200, or to conduct any further development of our GSO technology and our other drug candidates or technologies.

We expect that we will require substantial additional funds to conduct additional research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development in our autoimmune disease and genetically defined forms of B-cell lymphoma programs and our GSO program and our ability to advance our product candidates and GSO technology on the timelines anticipated;

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2013, we had an accumulated deficit of $412.9 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2013, we incurred losses of $152.7 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2013, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphomas and on the development of our GSO technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our autoimmune disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR- targeted candidates, including IMO-8400 and IMO-9200 for the treatment of certain genetically defined forms of B-cell lymphoma and for orphan autoimmune diseases. We also plan to invest substantial time and resources to further advance the development of our GSOs under our GSO program. For instance:

•

we are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•

we initiated IND-enabling studies of IMO-9200 and, pending the results from these studies, expect to submit an IND for IMO-9200 and initiate a Phase 1 clinical trial of IMO-9200 in healthy subjects in the second half of 2014;

•	we are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis in the second half of 2014; and

•	we are planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our drug candidates in our autoimmune disease and our genetically defined forms of B-cell lymphoma programs, and the successful identification, development and commercialization of drug candidates in our GSO program.

Our ability to generate product revenues under our collaboration with Merck & Co., and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed.

Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

•

During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated in the second quarter of 2012 the four-week Phase 2 clinical trial that we completed in the fourth quarter of 2012. We cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 in patients with psoriasis for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

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

We may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program. Our setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

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

We have recently begun to focus our efforts on the research and development of product candidates for use in the treatment of certain genetically defined forms of B-cell lymphomas, and our approach for the treatment of these genetically defined B-cell lymphomas is novel and may not result in any approved and marketable products.

We are in the early stages of developing our program in genetically defined forms of B-cell lymphoma, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist product candidates for use in the treatment of certain genetically defined forms of B-cell lymphomas. The scientific evidence to support the feasibility of developing product candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation and have also entered into an M-CRADA with NCI to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined forms of B-cell lymphomas. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our planned clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined forms of B-cell lymphomas will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a product candidate progress towards commercialization, we will need to develop companion diagnostics for such product candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third-party collaborators to successfully develop and commercialize these companion diagnostics on our behalf.

We are in the early stages of developing our GSO program, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

We are in the early stages of developing our GSO technology program, and the scientific evidence to support the feasibility of developing drugs based on this technology is preliminary. Further, neither we nor any other company has received regulatory approval to market therapeutics utilizing GSOs.

The future success of our GSO technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority disease indications and development strategies to determine next steps in developing our GSO technology. However, we do not expect to identify the first two disease indications in our GSO program until the second half of 2014 at the earliest and, if and when a disease indication is identified, do not anticipate initiating our Phase 1 proof-of-concept clinical trials prior to the second half of 2015. Many steps must be successfully achieved prior to any initiation of clinical development with respect to a GSO-based product candidate. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the clinical development process in general, there can be no assurance that we will succeed in developing any marketable product as a result of our efforts with respect to our GSO technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with

Waldenström’s macroglobulinemia or DLBCL and the MYD88 L265P oncogenic mutation, and a limited number of patients with polymyositis, dermatomyositis, or other autoimmune diseases having orphan indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

With respect to our genetically defined forms of B-cell lymphoma program, we plan to include in our planned Phase 1/2 clinical trial patients with the MYD88 L265P oncogenic mutation that contributes to the disease with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to include patients with the MYD88 L265P oncogenic mutation, we may be unable to seek participation in FDA expedited review and approval programs, including breakthrough therapy and fast track designation, or otherwise seek to accelerate clinical development and regulatory timelines.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis, discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These may result in enhanced scrutiny by regulators or IRBs of clinical trials of our drug candidates and GSOs, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates and GSOs.

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

Our setbacks with respect to our TLR-targeted compounds, together with the setbacks experienced by other companies developing TLR-targeted compounds, may result in a negative perception of our technology and our TLR-targeted compounds, impact our ability to obtain marketing approval of these drug candidates and adversely affect acceptance of our technology and our TLR-targeted compounds by patients, the medical community and third-party payors.

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

We are developing our TLR-targeted drug candidates for use in the treatment of autoimmune diseases and certain genetically defined B-cell lymphomas and for use as vaccine adjuvants. We have one drug candidate, IMO-8400, in clinical development in our autoimmune disease program and for the treatment of certain genetically defined B-cell lymphomas, including Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8 and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

Our principal competitor developing TLR-targeted compounds for autoimmune diseases is Dynavax, with its collaborator, GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8 or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

We are developing drug candidates for the treatment of moderate to severe plaque psoriasis. There are a number of well-known immune suppressors and biologics that are currently being widely used for the treatment of moderate to severe plaque psoriasis, including methotrexate and cyclosporine, which are both immune suppressors, and biologics like Enbrel, which is marketed by Amgen, Pfizer, and Takeda Pharmaceutical Company Limited, Remicade, which is marketed by Janssen Biotech, Merck & Co., and Mitsubishi Tanabe Pharma, Humira, which is marketed by Abbott Laboratories, and Stelara, which is marketed by Janssen Biotech. In addition to existing treatments, we are also aware of additional compounds for the treatment of moderate to severe plaque psoriasis that are currently in late stage development, including apremilast, which is being developed by Celgene Corporation, tofacitinib, which is being developed by Pfizer, secukinumab, which is being developed by Novartis, ixekizumab, which is being developed by Eli Lilly and Company, and brodalumab, which is being developed by Amgen, AstraZeneca PLC, and Kyowa Hakko Kirin Co., Ltd.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL with the MYD88 L265P oncogenic mutation. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec and Genentech and Hoffmann-La Roche and Chugai Pharmaceuticals in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including Ibrutinib, which is being developed by Pharmacyclics, Inc., and an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

In addition, we are developing GSOs that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our GSO technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Isis and its partners. Isis is currently marketing an antisense drug, Kynamro®, and has several antisense product candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam Pharmaceuticals, Inc., or Alnylam, and its partners. Alnylam is currently developing multiple RNAi-based technologies and has several product candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Our success is highly dependent on the retention of principal members of our technical and management staff, including Dr. Sudhir Agrawal. Dr. Agrawal serves as our President and Chief Executive Officer. Dr. Agrawal has made significant contributions to the field of oligonucleotide-based drug candidates, and he has led the discovery and development of our compounds targeted to TLRs and our GSOs.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	conducting a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•

planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•	planning to submit an IND to the FDA for IMO-9200 and to initiate a Phase 1 clinical trial of IMO-9200 in healthy subjects in the second half of 2014;

•	planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis in the second half of 2014; and

•	planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

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

We intend to seek fast track designation for some applications of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for any application of our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those product candidates will receive marketing approval.

We may seek a breakthrough therapy designation for some applications of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe an application of one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If we are unable to successfully develop companion diagnostics for our product candidates intended for the treatment of genetically defined forms of B-cell lymphoma, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of these product candidates.

We plan to develop companion diagnostics for our TLR antagonist product candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist product candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely on third parties or collaborators to perform these functions. To date, we have not entered into any agreements for the development or commercialization of companion diagnostics for use with any of our product candidates. However, we expect to enter into our first such agreement in the first half of 2014 with respect to our identification of the MYD88 L265P oncogenic mutation in our genetically defined forms of B-cell lymphoma program with our TLR antagonist product candidates. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization.

If we, any third parties that we engage to assist us or any of our collaborators are unable to successfully develop companion diagnostics for our TLR antagonist product candidates, or experience delays in doing so:

•	the development of our TLR antagonist product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

•	our TLR antagonist product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and

•

we may not realize the full commercial potential of any TLR antagonist product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific oncogenic mutation targeted by our TLR antagonist product candidates.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphomas and on GSOs. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our GSO technology. For example, potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100, IMO-2055, and our other TLR-targeted drug candidates, given our recent setbacks with respect to these drug candidates. Additionally, in the event we seek collaborations for our GSO program, any potential collaborators may not be willing to enter into a collaboration with us due to the early stage of this technology. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

Even if a potential partner were willing to enter into a collaborative alliance with respect to our TLR-targeted compounds or technology or our GSO technology, the terms of such a collaborative alliance may not be on terms that are favorable to us. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.

Our existing collaboration and any collaborations we enter into in the future may not be successful.

An important element of our business strategy includes entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8 and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines.

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

As of February 15, 2014, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of February 15, 2014, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034.

As of February 15, 2014, we owned one issued U.S. patent, two U.S. patent applications and six foreign patent applications for our GSO compounds and methods of their use. The issued patent covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of February 15, 2014, our antisense patent portfolio included more than 60 U.S. patents, one U.S. patent application and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2014 to 2021.

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

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates ranging from 2014 to 2021. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

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

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing our drug candidates. As a result, we may have difficulty finding manufacturers for our products with adequate capacity for our needs. If we are unable to arrange for third-party manufacturing of our drug candidates on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of December 31, 2013, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 and Phase 2 clinical trials of IMO-3100, our Phase 1 clinical trial of IMO-8400 and our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis and our planned Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

Failure of our third-party collaborators to successfully commercialize companion diagnostics developed for use with any TLR antagonist product candidates that we develop with respect to our genetically defined forms of B-cell lymphoma program could harm our ability to commercialize these TLR antagonist product candidates.

Some of the TLR antagonist product candidates that we develop with respect to our genetically defined forms of B-cell lymphoma program will necessitate the use of companion diagnostics. We do not plan to develop companion diagnostics internally and, as a result, we will be dependent on the efforts of our third-party collaborators to successfully commercialize these companion diagnostics. Our collaborators:

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

If companion diagnostics for use with our genetically defined forms of B-cell lymphoma TLR antagonist product candidates fail to gain market acceptance, our ability to derive revenues from sales of these TLR antagonist product candidates could be harmed. If our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with genetically defined forms of B-cell lymphoma TLR antagonist product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of these TLR antagonist product candidates.

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

We have two significant securityholders. If these securityholders choose to act together, they could exert substantial influence over our business and, in connection with any merger, consolidation or sale of all or substantially all of our assets, would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock.

As of March 7, 2014, Baker Bros. Advisors LLC, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 1,613,076 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. As of March 7, 2014, and after giving effect to the 4.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, Baker Brothers beneficially owns 4.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, as of March 7, 2014, Baker Brothers would have beneficially owned 35.3% of our common stock.

As of February 15, 2014, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 13,626,469 shares of our common stock, 424,242 shares of our Series E preferred stock, which are currently convertible into 8,484,840 shares of our common stock, and warrants to purchase up to 18,295,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In connection with their ownership of shares of our Series E preferred stock, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. In addition, two members of our board of directors are affiliates of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to convert or exercise any securities held by them that are convertible or exercisable into shares of our common stock to the extent that such conversion or exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. As of February 15, 2014, and after giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment

Entities, the Pillar Investment Entities beneficially own 19.99% of our outstanding common stock. If the Series E preferred stock and warrants held by the Pillar Investment Entities could be converted and exercised without these limitations, as of February 15, 2014, the Pillar Investment Entities would have beneficially owned 35.1% of our common stock.

Although there are contractual limitations on the beneficial ownership of Baker Brothers and the Pillar Investment Entities, which we refer to collectively as our significant securityholders, and on the voting rights of the Pillar Investment Entities, if our significant securityholders were to convert or exercise their preferred stock and warrants into common stock and were to choose to act together, they could be able to exert substantial influence over our business. This concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, our significant securityholders would be entitled to receive, with respect to each share of common stock issuable upon conversion or exercise of the preferred stock and warrants then held by them and without regard to the beneficial ownership limitations imposed on the conversion or exercise of such securities, the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Because the significant securityholders would receive this sale consideration with respect to preferred stock and warrants not included in their reported beneficial ownership of our common stock, in the event of a sale of our company, they would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by their reported beneficial ownership of our common stock.

Our stock price has been and may in the future be extremely volatile. In addition, because our common stock has historically been traded at low volume levels, our investors’ ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

Our stock price has been volatile. During the period from January 1, 2012 to February 15, 2014, the closing sales price of our common stock ranged from a high of $5.30 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;

•	timing and results of nonclinical studies and clinical trials of our drug candidates or those of our competitors;

•	the regulatory status of our drug candidates;

•	failure of any of our drug candidates, if approved, to achieve commercial success

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	our success in entering into collaborative agreements;

•	developments or disputes concerning patents or other proprietary rights;

•	the departure of key personnel;

•	our ability to maintain the listing of our common stock on the Nasdaq Capital Market or an alternative national securities exchange;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the terms of any financing consummated by us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry, and market conditions.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 26,000 square feet of laboratory and office space located in Cambridge, Massachusetts. The lease was amended in February 2014 to, among other things, extend the expiration date to August 31, 2017 subject to a three-year renewal option exercisable by us. We have specified rights to sublease this facility.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed under the symbol “IDRA” on the Nasdaq Capital Market since February 7, 2013 when it was transferred from the Nasdaq Global Market.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the Nasdaq Global Market and the Nasdaq Capital Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2012

First Quarter	$2.09	$1.04

Second Quarter	2.19	.83

Third Quarter	1.22	.88

Fourth Quarter	1.15	.65

2013

First Quarter	$.92	$.19

Second Quarter	.83	.43

Third Quarter	2.34	.67

Fourth Quarter	4.75	1.55

As of February 15, 2014, we had approximately 115 common stockholders of record registered on the books of the Company, excluding shares held through banks and brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Comparative Stock Performance

The information included under the heading “Comparative Stock Performance” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act.

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2008 through December 31, 2013, with the cumulative total return of the Nasdaq Biotechnology Index and the Russell 2000 Index. This graph assumes an investment of $100 on December 31, 2008 in the Company’s common stock and in each of the indices and assumes that dividends are reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
IDERA PHARMACEUTICALS, INC.	100.00	67.32	37.63	13.67	11.59	60.29
RUSSELL 2000 INDEX	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ BIOTECHNOLOGY INDEX	100.00	104.67	112.89	127.04	169.50	288.38

Item 6.	Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$47	$51	$53	$16,110	$34,518

Operating expenses:
Research and development	10,475	13,673	17,969	24,226	18,570
General and administrative	7,741	6,279	7,939	9,867	8,561

Total operating expenses	18,216	19,952	25,908	34,093	27,131

(Loss) income from operations	(18,169)	(19,901)	(25,855)	(17,983)	7,387
Other income (expense):
Decrease in fair value of warrant liability	—	675	1,974	—	—
Investment income, net	11	9	30	114	142
Foreign currency exchange (loss) gain	(68)	(23)	75	(94)	(27)

(Loss) income before income taxes	(18,226)	(19,240)	(23,776)	(17,963)	7,502
Income tax benefit	—	—	—	—	44

Net (loss) income	$(18,226)	$(19,240)	$(23,776)	$(17,963)	$7,546
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	2,866	3,210	4,548	—	—

Net (loss) income applicable to common stockholders	$(21,092)	$(22,450)	$(28,324)	$(17,963)	$7,546

Basic net (loss) income per share applicable to common stockholders	$(0.48)	$(0.81)	$(1.03)	$(0.71)	$0.32

Diluted net (loss) income per share applicable to common stockholders	$(0.48)	$(0.81)	$(1.03)	$(0.71)	$0.31

Shares used in computing basic net (loss) income per common share applicable to common stockholders (1)	43,906	27,639	27,623	25,139	23,420

Shares used in computing diluted net (loss) income per common share applicable to common stockholders (1)	43,906	27,639	27,623	25,139	24,079

Net (loss) income	(18,226)	(19,240)	(23,776)	(17,963)	7,546
Other comprehensive (loss) income: Unrealized (loss) gain on available-for-sale securities	(7)	—	(13)	32	17

Other comprehensive (loss) income	(7)	—	(13)	32	17

Comprehensive (loss) income	$(18,233)	$(19,240)	$(23,789)	$(17,931)	$7,563

Balance Sheet Data:
Cash, cash equivalents and investments	$35,592	$10,096	$24,571	$34,643	$40,207
Working capital	25,867	6,163	18,741	32,100	23,054
Total assets	36,867	10,823	25,595	36,881	47,639
Capital lease obligations	9	12	—	8	28
Redeemable preferred stock	—	5,921	5,921	—	—
Accumulated deficit	(412,884)	(394,658)	(375,418)	(351,642)	(333,679)
Total stockholders’ equity	32,452	706	12,024	33,101	33,105

(1)	Computed on the basis described in Note 12 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biotechnology company advancing drug candidates for the treatment of autoimmune diseases and for certain genetically defined forms of B-cell lymphoma. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors, or TLRs. In addition to our TLR program, we have initiated a research program employing our gene silencing oligonucleotides, or GSOs, to inhibit the production of disease-associated proteins by targeting RNA.

Our lead drug candidate in our TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. IMO-8400 is in clinical development for the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphoma. We also are conducting preclinical studies of IMO-9200, a second antagonist of TLR7, TLR8, and TLR9, to support the submission of an Investigational New Drug application, or IND, to the United States Food and Drug Administration, or FDA. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

Our business strategy is to develop IMO-8400, IMO-9200, and other TLR antagonist candidates for the treatment of certain genetically defined forms of B-cell lymphomas and for the treatment of autoimmune diseases with orphan indications. In addition, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

At December 31, 2013, we had an accumulated deficit of $412.9 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to stock-based compensation and convertible preferred stock and related common stock warrants fit the description of critical accounting estimates and judgments.

Stock-Based Compensation

We recognize all share-based payments to employees and directors as expense in our statements of operations and comprehensive loss based on their fair values. We record compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. Prior to December 2011, the vesting of all of our stock options was based on the passage of time and the employees’ continued service. In December 2011 and January 2012, we granted performance based stock options to purchase 697,500 shares of common stock to employees. As of the grant date of such options, options to purchase 174,375 shares were to vest immediately upon the achievement of various performance conditions and options to purchase 523,125 shares were to vest over a three-year service period upon the achievement of the same performance conditions. During 2012 we achieved three of the specified performance conditions. As a result, options to purchase 80,213 shares vested immediately and options to purchase 240,640 shares began vesting over a three-year period in accordance with the terms of the performance-based options. The remaining performance-based options were forfeited as the remaining performance conditions were not met by their deadlines. We recognize expense over the implicit and explicit service periods for awards with performance conditions when we determine the achievement of the performance conditions to be probable.

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

We recorded charges of $1.4 million, $2.1 million, and $2.7 million in our statements of operations and comprehensive loss for the years ended December 31, 2013, 2012 and 2011, respectively, for stock compensation expense attributable to share-based payments made to employees and directors. The decrease in stock compensation expense for 2013, as compared to 2012, was primarily due to decreases in the expense associated with employee options granted before 2010 and director options granted before 2011. The decrease in stock compensation expense for 2012, as compared to 2011, was primarily due to decreases in the expense associated with employee options granted before 2009 and director options granted before 2010.

Convertible Preferred Stock and Warrants

Series D Redeemable Convertible Preferred Stock and Warrants

On November 4, 2011, we received net proceeds of $9.1 million from the sale and issuance of shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, and related warrants to purchase shares of our common stock, or Series D warrants. We first assessed these financial instruments under Accounting Standards Codification, or ASC, 480, “Distinguishing Liabilities from Equity”, and determined that neither financial instrument was within the scope of ASC 480. We then assessed these financial instruments under ASC 815, “Derivatives and Hedging” as follows:

Series D Warrants.    We determined that the Series D warrants were a derivative instrument as they contained a price protection feature that causes the Series D warrants to not be considered “indexed to the company’s own stock” and to therefore not be qualified for the exemption requirements in ASC 815-40. We recorded the Series D warrants as a liability at fair value as of the November 4, 2011 transaction date and marked the recorded amount to fair value through earnings each quarter. The fair value of the Series D warrants was $3.2 million on the November 4, 2011 transaction date and $1.2 million at December 31, 2011. The $2.0 million decrease in the fair value between November 4, 2011 and December 31, 2011 was recorded as non-operating income in 2011. The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012, the date on which we sold shares of our Series E convertible preferred stock, or Series E preferred stock, and related warrants to purchase shares of our common stock, or Series E warrants, in a financing transaction, resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum price of $1.46 per share. As a result, beginning on November 9, 2012, the Series D warrants were no longer subject to any anti-dilution adjustments and now meet the exception under ASC 815-40 as they were now considered “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, we marked the Series D warrants to fair value through earnings as of November 9, 2012, and reclassified the remaining $0.5 million balance of the Series D warrant liability to stockholders equity at that time.

Series D Redeemable Convertible Preferred Stock.    At the time of its issuance, we determined that the Series D preferred stock contained three embedded features: (1) optional redemption by the company; (2) optional redemption by the holder and (3) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative. We determined that the Series D preferred stock should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. We noted the following regarding these embedded features:

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

As the Series D preferred stock contained a contingent put feature that was outside of our control, it was considered redeemable and we initially recorded it in temporary equity. The initial carrying value of the Series D preferred stock was $1.5 million, after discounts for the portion of the financing proceeds allocated to the warrant liability, the BCF and the financing transaction costs. Since the Series D preferred stock was immediately convertible, the $4.4 million discount related to the BCF was immediately accreted to preferred dividends in 2011, resulting in an increase in the carrying value of the Series D preferred stock to $5.9 million. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D preferred stock, resulting in the conversion price of the Series D preferred stock being reduced and fixed at $1.46 per share, and such shares no longer being subject to any anti-dilution adjustments. The anti-dilution adjustment to the conversion price of the Series D preferred stock resulted in an additional $1.2 million discount on the purchase price of the Series D preferred stock and resulted in an additional BCF. The $1.2 million additional BCF was immediately accreted to preferred dividends in November 2012 which resulted in the carrying value of the Series D preferred stock remaining at $5.9 million. The holders of shares of Series D preferred stock then outstanding were entitled to require us to purchase such shares of Series D preferred stock for $9.1 million plus any accrued but unpaid dividends upon the occurrence of a fundamental change of the Company. Since we determined that a fundamental change of the Company was not probable, the remaining discount of $3.2 million was not accreted to preferred stock dividends in our statements of operations and comprehensive loss. Such amount would only be accreted to preferred dividends in our statements of operations and comprehensive loss at the time that the redemption becomes probable, if ever.

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

Effective May 7, 2013, Pillar Pharmaceuticals I, L.P., or Pillar I, the holder of all 1,124,260 shares of our authorized, issued and outstanding Series D preferred stock, waived the redemption rights and liquidation preference with respect to the Series D preferred stock. This waiver generally and the effect of this waiver on our financial statements specifically are discussed below under the caption “Series D and Series E Waivers.” On February 6, 2014, Pillar I converted such shares into 6,266,175 shares of our common stock in accordance with the terms of the Series D Certificate of Designations. As a result of this conversion, no shares of our Series D preferred stock remain outstanding.

Series E Convertible Preferred Stock

On November 9, 2012, we received net proceeds of $6.0 million from the sale and issuance of shares of our Series E preferred stock and Series E warrants to purchase shares of our common stock. We first considered the Series E preferred stock under ASC 480 and determined that it was not mandatorily redeemable. We then identified the following three embedded features within the Series E preferred stock: (1) optional conversion by the holder; (2) optional redemption by the company; and (3) an alternative redemption by the company. We determined that the Series E preferred stock was equity like. We assessed the optional conversion by the holder to be clearly and closely related to the Series E preferred stock and thus not subject to bifurcation under ASC 815. The optional redemption by us and the alternative redemption by us were both indexed to our own stock and met the criteria for equity classification under ASC 815-40 and thus were not required to be bifurcated.

We issued the Series E preferred stock together with Series E warrants to purchase up to 8,484,840 shares of common stock. Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the

Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. We computed the fair value of the warrants using the Black-Scholes Model and determined it to be $2.9 million. We recorded the $2.3 million prorated value of the warrants as additional paid-in capital.

We then considered the Series E preferred stock under ASC 470-20 to determine if a BCF existed. As of the transaction date, we computed a BCF of $1.3 million using the initial stated conversion rate. Since the conversion feature is immediately exercisable, we accreted the $1.3 million BCF immediately to preferred dividends.

Effective May 7, 2013, the holders of our Series E preferred stock waived the liquidation preference with respect to the Series E preferred stock. This waiver generally and the effect of this waiver on our financial statements specifically are discussed below under the caption “Series D and Series E Waivers.”

Series D and Series E Waivers

As a result of the irrevocable waiver by the holders of the Series D preferred stock and the Series E preferred stock of the Series D preferred stock redemption rights and the Series D preferred stock and Series E preferred stock liquidation preferences, which became effective when we completed a qualified financing on May 7, 2013, we determined to reassess our accounting in May 2013 for our Series D preferred stock and our Series E preferred stock.

Prior to our reassessment, the Series D preferred stock had been classified as temporary equity in our condensed balance sheet because the Series D redemption rights represented a contingent put feature that was outside our control. Since the Series D stockholder irrevocably waived its Series D redemption rights, the contingent put feature ceased to exist at the time that the Series D stockholder’s waiver of the Series D redemption rights became effective. In addition, the Series D and Series E stockholders irrevocably waived the liquidation preferences of both the Series D preferred stock and the Series E preferred stock. We concluded that these irrevocable waivers of the Series D redemption rights and the Series D and Series E liquidation preferences, which became effective when we consummated a follow-on underwritten public offering of our common stock on May 7, 2013, represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock. As a result, we accounted for these irrevocable waivers as an extinguishment of the Series D preferred stock and the Series E preferred stock and changed the classification of the Series D preferred stock from temporary equity to permanent equity. We compared (1) the sum of the fair values of the Series D preferred stock, the Series E preferred stock and the warrants issued in connection with the waivers immediately after the effectiveness of the waivers to (2) the sum of the carrying values of the Series D preferred stock and Series E preferred stock immediately prior to the effectiveness of the waivers on May 7, 2013. We recorded the excess of the aggregate fair value of the preferred stock plus the warrants issued in connection with the waivers immediately after the effectiveness of the waivers over the aggregate carrying value of the preferred stock immediately prior to May 7, 2013 as a loss on extinguishment and classified the fair values, immediately after the effectiveness of the waivers, of the Series D preferred stock, the Series E preferred stock and the warrants issued in connection with the waivers within permanent equity on our condensed balance sheet.

The effect of this extinguishment accounting on our financial statements was to:

•	remove the $5.9 million carrying value of the Series D preferred stock immediately prior to the extinguishment from temporary equity;

•	record the $5.5 million fair value of the Series D preferred stock immediately after the extinguishment in permanent equity, or equity;

•	remove the $3.7 million carrying value of the Series E preferred stock immediately prior to the extinguishment from equity;

•	record the $5.5 million fair value of the Series E preferred stock immediately after the extinguishment in equity;

•	record the $0.4 million fair value of the warrants issued in connection with the waivers in equity; and

•	record a $1.8 million extinguishment loss to net loss applicable to common stockholders.

These accounting entries resulted in a $5.9 million net increase in stockholders’ equity on our balance sheet.

Results of Operations

Years ended December 31, 2013, 2012 and 2011

Alliance Revenue

Our alliance revenue consisted primarily of reimbursement by licensees of costs associated with patent maintenance. Our alliance revenue was less than $0.1 million in 2013, 2012 and 2011.

Research and Development Expenses

Research and development expenses decreased by approximately $3.2 million, or 23%, from $13.7 million in 2012 to $10.5 million in 2013, and decreased by approximately $4.3 million, or 24%, from $18.0 million in 2011 to $13.7 million in 2012. In the following table, research and development expense is set forth in four categories which are discussed beneath the table:

	Year Ended December 31,			Annual Percentage Change
	2013	2012	2011	2013/2012	2012/2011
	(In millions)
IMO-8400 external development expense	$3.5	$0.5	$—	600%	—
IMO-3100 external development expense	0.4	2.5	1.7	(84)%	47%
Other drug development expense	3.2	5.3	9.3	(40)%	(43)%
Basic discovery expense	3.4	5.4	7.0	(37)%	(23)%

	$10.5	$13.7	$18.0	(23)%	(24)%

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $4.0 million in external development expenses through December 31, 2013, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our ongoing Phase 2 clinical trial in patients with psoriasis, preparation for our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 in other drug development expenses.

We expect our IMO-8400 external development expenses to increase in 2014 as we plan to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and in a Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL, and the MYD88 L265P oncogenic mutation in the second half of 2014.

IMO-3100 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-3100 since November 2009, when we commenced clinical development of IMO-3100. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-3100 clinical development but exclude internal costs such as payroll and overhead expenses. We incurred approximately $10.3 million in external development expenses from November 2009 through December 31, 2013, including costs associated with our clinical trials, manufacturing and process development activities related to the production of IMO-3100, and additional nonclinical toxicology studies.

IMO-3100 expenses during 2013 and 2012 related primarily to our Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis over a four-week period that we initiated in April 2012. The costs related to our Phase 2 clinical trial were lower in 2013, as compared to 2012, as we completed patient activities in December 2012. In 2013, IMO-3100 expenses consisted of payments to the central laboratory for immunological analysis of RNA isolated from clinical samples, data analysis and trial close-out activities. In the 2012, our costs were related to our preparation for and conduct of our Phase 2 clinical trial of IMO-3100.

The increase in IMO-3100 expenses in 2012, as compared to 2011, was primarily attributable to costs incurred in 2012 in connection with the preparation for and conduct of our Phase 2 clinical trial of IMO-3100. The increase in 2012 was partially offset by costs incurred in 2011 associated with nonclinical studies, the manufacture of IMO-3100 drug supply, costs incurred in the 2011 periods in preparation for a previously planned Phase 2 clinical trial, and data analysis of the completed Phase 1 clinical trials of IMO-3100.

Based on our evaluation of the comparative profiles of IMO-3100 and IMO-8400, including the engagement of TLR8 by IMO-8400, in the second quarter of 2013 we determined to focus our resources on the development of IMO-8400 and to conduct the 12-week clinical trial in patients with psoriasis with IMO-8400. As a result, we do not anticipate incurring material external development expenses with respect to IMO-3100 in future periods.

Other Drug Development Expenses.    These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Internal expenses associated with products in clinical development include costs associated with our Autoimmune Disease Scientific Advisory Board. Other drug development expenses also include costs associated with compounds that were previously being developed but are not currently being developed.

The decrease in other drug development expenses in 2013, as compared to 2012, was primarily due to costs incurred during the 2012 for nonclinical safety studies and manufacture of drug supply to support the IND for IMO-8400 that we submitted during the third quarter of 2012. Costs associated with the clinical development of IMO-8400 since October 2012 are included in IMO-8400 external development expenses. The decrease in other drug development expenses in 2013, as compared to 2012, was partially offset by costs of preclinical studies and manufacturing activities to support the planned IND submission for IMO-9200 in the second half of 2014.

The decrease in other drug development expenses in 2012, as compared to 2011, was primarily due to the 2011 costs of regaining our rights to IMO-2055 and our follow-on TLR9 agonist compounds for use in the treatment of cancer, excluding cancer vaccines from Merck KGaA and the cost of obtaining nonclinical and clinical trial data from studies of IMO-2134, TLR9 agonist, conducted by Novartis, our former collaborative partner, a decrease in the cost of developing IMO-2125 in 2012, as compared to 2011, reflecting our determination to discontinue further development of IMO-2125 in the treatment of HCV in the third quarter of 2011, costs associated with nonclinical studies and manufacturing of preclinical research compounds in 2011, and lower employee compensation during 2012. The decrease in other drug development expenses in 2012, as compared to 2011, was partially offset by costs of preclinical studies and manufacturing activities to support the IND for IMO-8400, which we submitted to the FDA in the third quarter of 2012.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, TLR antisense, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The decreases in basic discovery expenses in 2013, as compared to 2012, and in 2012, as compared to 2011, were primarily due to decreases in the cost of employee compensation reflecting reduced activity and reduced headcount and decreases in the cost of laboratory supplies resulting from our re-assessment and prioritization of our drug development programs in September 2011.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the outcome of our ongoing Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation, our planned Phase 1/2 clinical trial in patients with polymyositis or dermatomyositis, our IND-enabling development program and our planned Phase 1 proof-of-concept clinical trials in each of the first two disease indications selected for further development in our GSO program and our IND-enabling studies and planned Phase 1 clinical trial of IMO-9200 in healthy subjects, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 22%, from $6.3 million in the 2012, to $7.7 million in 2013. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses during 2013, as compared to the 2012, was primarily due to consulting fees associated with business and strategic initiatives during 2013. Corporate legal expenses associated with our corporate regulatory filing requirements also increased during 2013. The increase in general and administrative expenses was partially offset by lower legal costs associated with patent matters and lower stock compensation cost during 2013.

General and administrative expenses decreased by approximately $1.6 million, or 20%, from $7.9 million in 2011 to $6.3 million in 2012 primarily due to lower legal costs associated with patent matters and lower employee compensation due to decreases in stock based compensation and the number of employees during 2012. These decreases were partially offset by higher corporate legal expenses associated with pursuing financing alternatives, including the financing arrangement we entered into with Cowen and Company, LLC in April 2012.

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

The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012 primarily due to decreases in the market price of our common stock and the remaining term of the Series D warrants resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification, thus we marked the Series D warrants to fair value through earnings as of November 9, 2012, and we then reclassified the remaining $0.5 million Series D warrant liability to stockholders equity at that time. Consequently, we did not record any non-operating income or expense related to the Series D warrants during 2013.

Investment Income, net

Investment income was a negligible amount in 2013, 2012 and 2011 because most of our invested funds were deposited in a money market fund, which pays minimal interest, during these years. We expect investment income to increase in 2014 as a result of an increase in investment balances, including corporate debt securities, in 2014 resulting from our follow-on underwritten public offerings in February 2014 and September 2013.

Foreign Currency Exchange (Loss) Gain

Our foreign currency exchange loss was $0.1 million in 2013 and was a negligible amount in 2012, and we had a gain of $0.1 million in 2011. The foreign currency exchange losses during 2013 and 2012 were primarily due to the impact that the weakening value of the U.S. dollar had on our Euro-denominated accrued liabilities. The foreign currency exchange gain during 2011 was primarily due to the impact that the strengthening value of the U.S. dollar had on our Euro-denominated accrued liabilities.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Accretion and Dividends

The $2.9 million in preferred stock dividends in 2013 consists of $1.8 million related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that we have charged to net loss applicable to common stockholders as a preferred stock dividend, as described under “Critical Accounting Policies and Estimates,” $0.7 million in dividends accrued on shares of our Series D preferred stock and $0.4 million in dividends accrued on shares of our Series E preferred stock. The dividends accrued on shares of Series D preferred stock increased in 2013, as compared to 2012 because the terms of the Series D preferred stock required that dividends that we accrued, up to July 26, 2013, on the Series E preferred stock also be accrued on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at our 2013 annual meeting of stockholders, or the 2013 Annual Meeting, effective July 26, 2013, dividends accrued on the Series E preferred stock are no longer required to be accrued on the Series D preferred stock.

The $3.2 million in preferred stock accretion and dividends in 2012 consists of $1.3 million related to the BCF of the Series E preferred stock and $1.2 million related to the additional BCF of the Series D preferred stock that we have accreted to preferred dividends, as described under “Critical Accounting Policies and Estimates,” $0.7 million in dividends payable on shares of our Series D preferred stock and a negligible amount of dividends accrued on shares of our Series E preferred stock.

The $4.5 million in preferred stock accretion and dividends in 2011 consists of $4.4 million related to the BCF of the Series D preferred stock that we have accreted to preferred dividends, as described under “Critical Accounting Policies and Estimates,” and $0.1 million in dividends accrued on shares of our Series D preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $21.1 million, $22.4 million and $28.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through December 31, 2013, we incurred losses of $152.7 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR-targeted antisense technology. Since our inception, we had an accumulated deficit of $412.9 million through December 31, 2013. We expect to continue to incur substantial operating losses in the future.

Net Operating Loss Carryforwards

As of December 31, 2013, we had cumulative net operating loss carryforwards, or NOLs, of approximately $190.6 million and $82.3 million available to reduce federal and state taxable income, which expire through 2033. In addition, we had cumulative federal and state tax credit carryforwards of $5.9 million and $5.3 million, respectively, available to reduce federal and state income taxes, which expire through 2033 and 2028, respectively. The Tax Reform Act of 1986 contains provisions, that limit the amount of NOLs and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2013, have resulted in ownership changes in excess of 50% and that will significantly limit our ability to utilize our NOL and tax credit carryforwards. Ownership changes in future periods may place additional limits on our ability to utilize net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	sale of common stock, preferred stock and warrants and warrant exercises;

•	debt financing, including capital leases;

•	license fees, research funding and milestone payments under collaborative and license agreements; and

•	interest income.

February 10, 2014 Follow-on Underwritten Public Offering

On February 10, 2014, we closed a follow-on underwritten public offering, in which we sold 7,867,438 shares of common stock at a price to the public of $4.00 per share and pre-funded warrants to purchase up to 2,158,750 shares of common stock at a price to the public of $3.99 per share for aggregate gross proceeds of $40.1 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by February 10, 2021. The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $37.2 million.

September 30, 2013 Follow-on Underwritten Public Offering

On September 30, 2013, we closed a follow-on underwritten public offering, in which we sold 13,727,251 shares of common stock at a price to the public of $1.55 per share and pre-funded warrants to purchase up to 4,175,975 shares of common stock at a price to the public of $1.54 per share for aggregate gross proceeds of $27.7 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised dby September 30, 2020. The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $25.7 million.

May 7, 2013 Follow-on Underwritten Public Offering

On May 7, 2013, we closed a follow-on underwritten public offering, in which we sold 17,500,000 shares of common stock, together with matching warrants to purchase up to 17,500,000 shares of common stock, and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with matching warrants to purchase up to 15,816,327 shares of common stock for aggregate gross proceeds of $16.5 million as follows:

	Combined Price to the Public (per share of Common Stock)	Common Stock	Pre-funded Warrants	Matching Warrants
Common stock and matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants and matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $14.5 million.

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

Warrant Exercises

Warrants to purchase 7,160,000 shares of our common stock were exercised during 2013. We received proceeds of $3.4 million from the exercise of these warrants. Warrants to purchase 1,893,802 shares of our common stock were exercised between January 1, 2014 and February 15, 2014. We received proceeds of $5.1 million from the exercise of these warrants.

Collaboration Agreements

Under the terms of our collaboration with Merck KGaA, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055. In connection with the termination of the collaboration, we regained all rights for developing TLR9 agonists for the treatment of cancer and agreed to reimburse Merck KGaA for up to €1.8 million ($2.5 million using a December 31, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of December 31, 2013, we have paid €1.1 million of the €1.8 million ($1.4 million (using exchange rates in effect at the time that the payments were made) of the $2.5 million). We also agreed to pay to Merck

KGaA one-time €1.0 million ($1.4 million using a December 31, 2013 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Under the terms of our collaboration with Merck & Co., Merck & Co. paid us a $20.0 million license fee in December 2006 and purchased 1,818,182 shares of our common stock for a price of $5.50 per share for an aggregate purchase price of $10.0 million. Since entering into this agreement, we have also received $1.0 million in milestone payments and $3.4 million in research and development payments.

Cash Flows

As of December 31, 2013, we had approximately $35.6 million in cash, cash equivalents and investments, a net increase of approximately $25.5 million from December 31, 2012. Net cash used in operating activities totaled $17.1 million during 2013, reflecting an $18.2 million net loss in 2013, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used by investing activities during 2013 of $9.3 million reflects the purchase of $9.3 million in investments that we do not have the positive intent to hold to maturity at the time of purchase, which are referred to as available-for-sale securities.

The $42.7 million net cash provided by financing activities during 2013 primarily reflects $40.2 million in net proceeds from our equity financings, including our follow-on underwritten public offerings of our securities in May 2013 and September, 2013, and $3.5 million in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our employee stock purchase plan which were partially offset by $0.1 million in costs related to the November 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

As of December 31, 2012, we had approximately $10.1 million in cash and cash equivalents, a net decrease of approximately $14.5 million from December 31, 2011. Net cash used in operating activities totaled $19.9 million during 2012, reflecting a $19.2 million net loss for 2012, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and the $0.7 million decrease in the warrant liability that was credited to operations through November 9, 2012. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $5.4 million net cash provided by financing activities during 2012 primarily reflects the $6.0 million in net proceeds from the sale of Series E preferred stock and Series E warrants in November 2012 and the proceeds received from employee stock purchases in 2012, offset, in part, by dividends paid on our Series D preferred stock and payments on our capital lease.

As of December 31, 2011, we had approximately $24.6 million in cash, cash equivalents and investments, a net decrease of approximately $10.0 million from December 31, 2010. Net cash used in operating activities totaled $19.2 million during 2011, reflecting a $23.8 million net loss for 2011, as adjusted for non-cash income and expenses, including the decrease in the warrant liability, stock-based compensation, the cost of regaining rights to our cancer program, depreciation expense and amortization. It also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

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

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $412.9 million at December 31, 2013. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of February 15, 2014, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $35.6 million at December 31, 2013. We believe that our existing cash, cash equivalents and investments, including the estimated net proceeds of $37.2 million from the follow-on public offering that we closed in February 2014, will be sufficient to fund our operations into the second half of 2016. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our planned Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	submit an IND to the FDA for IMO-9200 and conduct a Phase 1 clinical trial of IMO-9200 in healthy subjects;

•

conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis as the first two orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and an IND-enabling development program in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

We will need additional funds in order to conduct further clinical development of IMO-8400 or IMO-9200, or to conduct any further development of our GSO technology and our other drug candidates or technologies.

We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development in our autoimmune disease and genetically defined forms of B-cell lymphoma programs and our GSO program and our ability to advance our product candidates and GSO technology on the timelines anticipated;

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

Contractual Obligations

As of December 31, 2013, our contractual commitments were as follows:

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease	$628	$628	$—	$—	$—
License agreements	55	35	20	—	—

Total	$683	$663	$20	$—	$—

Our only material lease commitment relates to our facility in Cambridge, Massachusetts, which was amended in February 2014 to, among other things, extend the expiration date to August 31, 2017 subject to a three-year renewal option exercisable by us. After giving effect to the extension, payments due under the operating lease will amount to approximately $1,153,000, $1,517,000, $1,546,000 and $1,043,000 during 2014, 2015, 2016 and 2017, respectively.

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

The table above does not reflect our obligation to pay dividends to the holders of the Series E preferred stock. Under the terms of the Series E preferred stock, we are obligated to pay cash dividends quarterly in arrears at the rate of 8.0%, or $0.5 million, per annum. We may pay these Series E dividends in cash or with shares of our common or non-voting preferred stock, as determined by us in our sole discretion, except that we may not pay any dividends to holders of Series E preferred stock in shares of common stock to the extent the issuance of such shares would result in holders of Series E preferred stock and their affiliates beneficially owning more than 19.99% of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of such shares of common stock

As of December 31, 2013, we had no off-balance sheet arrangements. We do not expect to make any material capital expenditures in 2014.

Item 7A. Quantitative	and Qualitative Disclosures about Market Risk.

Foreign currency exchange gains and losses may result from amounts to be paid under our terminated Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of December 31, 2013, we had net accrued obligations of €1.0 million, or $1.4 million. All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At December 31, 2013, all of our invested funds were invested in a money market fund, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and commercial paper classified in short-term investments, and long-term investments.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2013. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$4	$7	$29	$7	$11	$3	$28	$9

Operating expenses:
Research and development	3,640	2,510	1,997	2,328	3,078	3,278	3,504	3,813
General and administrative	2,436	2,179	1,599	1,527	1,265	1,477	1,848	1,689

Total operating expenses	6,076	4,689	3,596	3,855	4,343	4,755	5,352	5,502

Loss from operations	(6,072)	(4,682)	(3,567)	(3,848)	(4,332)	(4,752)	(5,324)	(5,493)
Decrease (increase) in fair value of warrant liability	—	—	—	—	569	109	1,318	(1,321)
Investment income, net	5	2	2	2	1	2	2	4
Foreign currency exchange (loss) gain	(23)	(58)	(26)	39	(36)	(28)	117	(76)

Net loss	$(6,090)	$(4,738)	$(3,591)	$(3,807)	$(3,798)	$(4,669)	$(3,887)	$(6,886)
Loss on extinguishment of convertible preferred stock and preferred stock accretion and dividends	279	278	2,030	279	2,730	160	160	160

Net loss applicable to common stockholders	$(6,369)	$(5,016)	$(5,621)	$(4,086)	$(6,528)	$(4,829)	$(4,047)	$(7,046)

Basic and diluted net loss per common share applicable to common stockholders (1)	$(0.10)	$(0.11)	$(0.15)	$(0.15)	$(0.24)	$(0.17)	$(0.15)	$(0.25)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	63,795	45,720	38,048	27,644	27,642	27,640	27,638	27,637

Net loss	$(6,090)	$(4,738)	$(3,591)	$(3,807)	$(3,798)	$(4,669)	$(3,887)	$(6,886)
Other comprehensive loss:
Increase in unrealized loss and decrease in unrealized gain on available-for-sale securities	(7)	—	—	—	—	—	—	—

Other comprehensive loss	(7)	—	—	—	—	—	—	—

Comprehensive loss	$(6,097)	$(4,738)	$(3,591)	$(3,807)	$(3,798)	$(4,669)	$(3,887)	$(6,886)

(1)	Computed on the basis described in Note 12 of notes to financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (1992).

Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

b)	Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

c)	Changes in Internal Controls over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information.

None.

PART III.

The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 10, 2014.

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

The remainder of the response to this item will be contained in the 2014 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference.

Item 11. Executive	Compensation.

The response to this item will be contained in the 2014 Proxy Statement under the captions “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2014 Proxy Statement under the caption “Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

The response to this item will be contained in the 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14. Principal	Accountant Fees and Services.

The response to this item will be contained in the 2014 Proxy Statement under the caption “Accounting Matters — Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2014.

Idera Pharmaceuticals, Inc.

By:	/S/ SUDHIR AGRAWAL
Sudhir Agrawal
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUDHIR AGRAWAL Sudhir Agrawal, D. Phil.	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2014

/S/ LOUIS J. ARCUDI III Louis J. Arcudi, III	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 13, 2014

/S/ JAMES A. GERAGHTY James A. Geraghty	Chairman of the Board of Directors	March 13, 2014

Julian C. Baker	Director

/S/ YOUSSEF EL ZEIN Youssef El Zein	Director	March 13, 2014

/S/ MARK GOLDBERG Mark Goldberg, M.D.	Director	March 13, 2014

/S/ C. KEITH HARTLEY C. Keith Hartley	Director	March 13, 2014

/S/ ROBERT W. KARR Robert W. Karr, M.D.	Director	March 13, 2014

/S/ MALCOLM MACCOSS Malcolm MacCoss, Ph.D.	Director	March 13, 2014

Kelvin M. Neu, M.D.	Director

/S/ WILLIAM S. REARDON William S. Reardon, C.P.A.	Director	March 13, 2014

/S/ EVE E. SLATER Eve E. Slater, M.D., F.A.C.C.	Director	March 13, 2014

/S/ ABDUL-WAHAB UMARI Abdul-Wahab Umari	Director	March 13, 2014

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Boston, Massachusetts

March 13, 2014

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,278	$10,096
Short-term investments	3,125	—
Prepaid expenses and other current assets	874	198

Total current assets	30,277	10,294
Long-term investments	6,189	—
Property and equipment, net	90	218
Restricted cash	311	311

Total assets	$36,867	$10,823

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904	$1,129
Accrued expenses	3,506	3,002

Total current liabilities	4,410	4,131
Other liabilities	5	65

Total liabilities	4,415	4,196
Commitments and contingencies (Note 9)
Series D Redeemable Convertible Preferred Stock, $0.01 par value, Designated, issued and outstanding — 1,124 shares at December 31, 2012	—	5,921
Non-redeemable Preferred Stock, Common Stock, and Other Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	3,701
Series D convertible preferred stock, Designated, issued and outstanding — 1,124 shares at December 31, 2013	5,464	—
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 and 140,000 shares at December 31, 2013 and 2012, respectively; Issued and outstanding — 66,252 and 27,643 shares at December 31, 2013 and 2012, respectively	66	28
Additional paid-in capital	434,285	391,635
Accumulated deficit	(412,884)	(394,658)
Accumulated other comprehensive loss	(7)	—

Total stockholders’ equity	32,452	706

Total liabilities, redeemable preferred stock and stockholders’ equity	$36,867	$10,823

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Alliance revenue	$47	$51	$53
Operating expenses:
Research and development	10,475	13,673	17,969
General and administrative	7,741	6,279	7,939

Total operating expenses	18,216	19,952	25,908

Loss from operations	(18,169)	(19,901)	(25,855)
Other income (expense):
Decrease in fair value of warrant liability	—	675	1,974
Investment income, net	11	9	30
Foreign currency exchange (loss) gain	(68)	(23)	75

Net loss	(18,226)	(19,240)	(23,776)
Loss on extinguishment of convertible preferred stock, preferred stock accretion and dividends	2,866	3,210	4,548

Net loss applicable to common stockholders	$(21,092)	$(22,450)	$(28,324)

Basic and diluted net loss per common share applicable to common stockholders (Note 12)	$(0.48)	$(0.81)	$(1.03)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	43,906	27,639	27,623

Net loss	(18,226)	(19,240)	(23,776)
Other comprehensive loss:
Increase in unrealized loss and decrease in unrealized gain on available-for-sale securities	(7)	—	(13)

Other comprehensive loss	(7)	—	(13)

Comprehensive loss	$(18,233)	$(19,240)	$(23,789)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E Convertible		Series D Convertible						Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital			Total Stockholders’ Equity
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit	Comprehensive (Loss)/Income
Balance, December 31, 2010	—	—	—	—	27,596	$28	$384,702	$(351,642)	$13	$33,101
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	26	—	51	—	—	51
Issuance of common stock for services	—	—	—	—	15	—	38	—	—	38
Non-employee stock option expense	—	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	—	—	2,725	—	—	2,725
Series D redeemable preferred stock beneficial conversion feature	—	—	—	—	—	—	4,445	—	—	4,445
Series D redeemable preferred stock accretion and dividends	—	—	—	—	—	—	(4,548)	—	—	(4,548)
Decrease in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	(23,776)	—	(23,776)

Balance, December 31, 2011	—	—	—	—	27,637	$28	$387,414	$(375,418)	$—	$12,024
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	5	—	4	—	—	4
Issuance of common stock for services	—	—	—	—	1	—	1	—	—	1
Non-employee stock option expense	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	2,096	—	—	2,096
Series D redeemable preferred stock beneficial conversion feature	—	—	—	—	—	—	1,238	—	—	1,238
Series D redeemable preferred stock accretion and dividends	—	—	—	—	—		(1,908)	—	—	(1,908)
Transfer of Series D warrant to equity	—	—	—	—	—	—	503	—	—	503
Sale of Series E preferred stock and warrants, net of issuance costs	424	$3,701	—	—	—	—	2,322	—	—	6,023
Series E preferred stock beneficial conversion feature	—	(1,262)	—	—	—	—	1,262	—	—	—
Series E preferred stock accretion and dividends	—	1,262	—	—	—	—	(1,302)	—	—	(40)
Net loss	—	—	—	—	—	—	—	(19,240)	—	(19,240)

Balance, December 31, 2012	424	$3,701	—	—	27,643	$28	$391,635	($394,658)	$—	$706
Sale of common stock and warrants, net of issuance costs	—	—	—	—	31,227	31	40,071	—	—	40,102
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	7,346	7	3,520	—	—	3,527
Issuance of common stock for services	—	—	—	—	36	—	26	—	—	26
Non-employee stock option expense	—	—	—	—	—	—	121	—	—	121
Stock-based compensation	—	—	—	—	—		1,398	—	—	1,398
Extinguishment of convertible preferred stock & recognition of warrants issued	(424)	(3,701)	—	—	—	—	(1,370)	—	—	(5,071)
Recognition of convertible preferred stock	424	5,528	1,124	$5,464	—	—		—	—	10,992
Series D convertible preferred stock dividends	—	—	—	—	—	—	(756)	—	—	(756)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(360)	—	—	(360)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(7)	(7)
Net loss	—	—	—	—	—	—		(18,226)	—	(18,226)

Balance, December 31, 2013	424	$5,528	1,124	$5,464	66,252	$66	$434,285	$(412,884)	$(7)	$32,452

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(18,226)	$(19,240)	$(23,776)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss from disposition of assets	—	4	1
Non-employee stock option expense	121	5	1
Stock-based compensation	1,398	2,096	2,725
Cost of regaining rights to cancer program	—	—	2,423
Decrease in fair value of warrant liability	—	(675)	(1,974)
Issuance of common stock for services rendered	26	1	38
Amortization of investment premiums	9	—	62
Depreciation and amortization expense	137	251	494
Changes in operating assets and liabilities —
Prepaid expenses and other current assets	(676)	57	640
Accounts payable, accrued expenses, and other liabilities	74	(2,415)	174

Net cash used in operating activities	(17,137)	(19,916)	(19,192)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(9,331)	—	(1,025)
Proceeds from maturity of available-for-sale securities	—	—	18,585
Decrease in restricted cash	—	—	102
Purchases of property and equipment	(9)	—	(23)

Net cash (used in) provided by investing activities	(9,340)	—	17,639
Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	40,202	—	—
Sale of Series E convertible preferred stock and warrants, net of issuance costs	—	6,023	—
Sale of Series D redeemable convertible preferred stock and warrants, net of issuance costs	—	—	9,073
Proceeds from exercise of common stock warrants and options and employee stock purchases	3,527	4	51
Dividends paid	(1,066)	(583)	—
Payments on capital lease	(4)	(3)	(8)

Net cash provided by financing activities	42,659	5,441	9,116

Net increase (decrease) in cash and cash equivalents	16,182	(14,475)	7,563
Cash and cash equivalents, beginning of year	10,096	24,571	17,008

Cash and cash equivalents, end of year	$26,278	$10,096	$24,571

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

1. Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company advancing drug candidates for the treatment of autoimmune diseases and for certain genetically defined forms of B-cell lymphoma. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors (“TLRs”). In addition to this TLR program, the Company has initiated a research program employing its gene silencing oligonucleotides (“GSOs”), to inhibit the production of disease-associated proteins by targeting RNA.

The Company’s lead drug candidate in its TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. IMO-8400 is in clinical development for the treatment of autoimmune diseases and certain genetically defined forms of B-cell lymphoma. The Company is also conducting preclinical studies of IMO-9200, a second antagonist of TLR7, TLR8, and TLR9, to support the submission of an Investigational New Drug application, or IND, to the United States Food and Drug Administration, (“FDA”). A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR.

The Company’s business strategy is to develop IMO-8400, IMO-9200, and other TLR antagonist candidates for the treatment of certain genetically defined forms of B-cell lymphomas and for the treatment of autoimmune diseases with orphan indications. In addition, the Company may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

At December 31, 2013, the Company had an accumulated deficit of $412,884,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and to comply with comprehensive regulatory requirements.

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

(b) Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2013 and 2012 consisted of cash and money market funds.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Available-for-sale investments are classified as long-term if their contractual maturity is greater than one year at the balance sheet date and the Company does not have the intent to sell them in order to fund current operations. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either December 31, 2013 or 2012. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2013, 2012 or 2011. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three years ended December 31, 2013. The Company had no auction rate securities as of December 31, 2013 and 2012.

(c) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of December 31, 2013 and 2012, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor. In February 2014, the lease term was extended to August 31, 2017. As a result, the restricted cash is included in non-current assets at December 31, 2013.

(d) Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

(e) Revenue Recognition

For the years ended December 31, 2013, 2012 and 2011, alliance revenue consisted primarily of revenue from the reimbursement by licensees of costs associated with patent maintenance. The Company recognizes the reimbursement revenue during the period in which the related expenses are incurred.

(f) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 2(m). The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments and receivables. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the Series D convertible preferred stock, the (“Series D preferred stock”), embedded features discussed in Note 7(a) and the Series E convertible preferred stock, the (“Series E preferred stock”) embedded features discussed in Note 8(g).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive (loss) gain for the years ended December 31, 2013 and 2011:

	Year ended December 31,
(In thousands)	2013	2011
Accumulated unrealized gain on available-for-sale securities at beginning of period	$—	$13
Change during the period	(7)	(13)

Accumulated unrealized loss on available-for-sale securities at end of period	$(7)	$—

There was no accumulated unrealized gain or loss on available-for-sale securities during 2012.

(h) Net Income (Loss) per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years ended December 31, 2013 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 12).

(i) Segment Reporting

The Company views its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2013 and 2012, all assets were located in the United States.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company recorded charges of $1,398,000, $2,096,000, and $2,725,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 5,072,583, 187,500, and 1,671,000 shares of common stock granted to employees and directors during the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Average risk free interest rate	1.3%	0.8%	1.4%
Expected dividend yield	—	—	—
Expected lives (years)	5.0	5.6	6.3
Expected volatility	67%	62%	64%
Weighted average grant date fair value of options granted during the period (per share)	$0.89	$0.51	$0.75
Weighted average exercise price of options granted during the period (per share)	$1.55	$0.92	$1.26

The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three years ended December 31, 2013 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The fair value of options that vested during 2013, 2012 and 2011 amounted to $1,429,000, $2,123,000 and $2,707,000, respectively. The intrinsic value of options exercised amounted to $150,000 during 2013. There were no option exercises in 2012 and 2011. As of December 31, 2013, there was $4,543,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 3.4 years.

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

(l) Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s credit risk is managed by investing its cash and cash

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2013, all of the Company’s cash, cash equivalents and investments are held at one financial institution.

(m) Fair Value of Assets and Liabilities

The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain. The Company applies ASU No. 2011-04, “Fair Value Measurement (Topic 820),” in its fair value measurements and disclosures.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2013 and 2012 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Money market funds	$25,201	$25,201	$—	$—
Short-term investments – commercial paper	1,997	—	1,997	—
Short-term investments – corporate bonds	1,128		1,128
Long-term investments	6,189	—	6,189	—

Total Assets	$34,515	$25,201	$9,314	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2012
Assets
Money market funds	$9,990	$9,990	$—	$—

Total Assets	$9,990	$9,990	$—	$—

Total Liabilities	$—	$—	$—	$—

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and commercial paper investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at December 31, 2013 or 2012.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Changes in the warrant liability from November 4, 2011 to November 9, 2012 were as follows:

(In thousands)	Fair Value of Warrant Liability
Balance, November 4, 2011	$3,152
Decrease in fair value	(1,974)

Balance, December 31, 2011	1,178
Decrease in fair value	(675)
Transfer to stockholders’ equity	(503)

Balance, November 9, 2012	$—

The fair value of the warrants decreased from $3,152,000 at November 4, 2011 to $1,178,000 at December 31, 2011 primarily due to decreases in the market price of the Company’s common stock resulting in the recognition of $1,974,000 in non-operating income in 2011. The fair value of the warrants decreased from $1,178,000 at December 31, 2011 to $503,000 at November 9, 2012 primarily due to decreases in the market price of the Company’s common stock and the remaining term of the warrants resulting in the recognition of $675,000 of non-operating income during the period ended November 9, 2012 at which time the $503,000 fair value of the warrant liability was transferred to stockholders’ equity.

The Company did not elect to measure any other financial assets or liabilities at fair value.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2013:

	December 31, 2013
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$1,997	$—	$—	$1,997
Corporate bonds due in one year or less	1,128	—	—	1,128

Total short-term investments	3,125	—	—	3,125
Corporate bonds due in one year or more	6,196	(7)	—	6,189

Total long-term investments	6,196	(7)	—	6,189

Total investments	$9,321	$(7)	$—	$9,314

The Company had no investments at December 31, 2012. The Company had no realized gains or losses from available-for-sale securities in 2013, 2012 or 2011. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three years ended December 31, 2013. The Company had no auction rate securities as of December 31, 2013 and 2012. See Notes 2(f) and 2(m).

4. Property and Equipment

At December 31, 2013 and 2012, net property and equipment at cost consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Leasehold improvements	$525	$525
Laboratory equipment and other	2,854	2,856

Total property and equipment, at cost	3,379	3,381
Less: Accumulated depreciation and amortization	3,289	3,163

Property and equipment, net	$90	$218

Depreciation and amortization expense was approximately $137,000, $251,000 and $494,000 in 2013, 2012 and 2011, respectively.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Accrued Expenses

At December 31, 2013 and 2012, accrued expenses consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Payroll and related costs	$817	$199
Clinical and nonclinical trial expenses	1,277	895
Cost of regaining rights to cancer program	966	1,309
Professional and consulting fees	337	344
Other	109	255

	$3,506	$3,002

6. Collaboration and License Agreements

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

(b) Collaboration and License Agreement with Merck KGaA

In December 2007, the Company entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop and commercialize products containing its TLR9 agonists, including IMO-2055, a TLR9 agonist that has shown evidence of clinical activity in multiple oncology trials (including renal cell cancer and non-small cell lung cancer), for the treatment of cancer, excluding cancer vaccines. Under the terms of the agreement: Merck KGaA paid the Company in February 2008 a $40.0 million upfront license fee in Euros of which $39.7 million was received due to foreign currency exchange rates in effect at that time, and Merck KGaA agreed to reimburse costs for the Company’s IMO-2055 clinical trials for the period in which the Company continued to conduct the trials on behalf of Merck KGaA. In February 2009, the agreement was amended so that the Company could initiate and conduct on behalf of Merck KGaA additional clinical trials of IMO-2055, and Merck KGaA agreed to reimburse the Company for costs associated with any additional trials that the Company initiated and conducted. As of March 2010, Merck KGaA assumed sponsorship of all ongoing clinical trials of IMO-2055 for the treatment of cancer, and responsibility for all further clinical development of IMO-2055 in the treatment of cancer, excluding vaccines.

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

•

the Company agreed to reimburse Merck KGaA a maximum of €1.8 million ($2.5 million using a December 31, 2013 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that is coordinating the Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments comprised of ten monthly installments to be invoiced by Merck KGaA to the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company commencing on March 1, 2012 and a final payment payable by the Company to Merck KGaA upon Merck KGaA’s completion of certain specified activities. As of December 31, 2013, the Company has paid €1.1 of the €1.8 million ($1.4 million (using exchange rates in effect at the time that the payments were made) of the $2.5 million);

•

the Company agreed to pay to Merck KGaA one-time €1.0 million ($1.4 million using a December 31, 2013 exchange rate) milestone payments upon occurrence of each of the following milestones: (i) partnering of IMO-2055 between the Company and any third party, (ii) initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and (iii) regulatory submission of IMO-2055 in any country; and

•

Merck KGaA granted the Company an option to obtain a license to certain manufacturing and formulation know-how owned or developed by Merck KGaA under the License Agreement and to Merck KGaA’s IMOxine trademark. The Company’s option to license the IMOxine trademark has expired. If the Company elects to exercise its option with respect to the manufacturing and formulation know-how, the Company has agreed to pay a low single digit royalty on net sales of IMO-2055, with respect to such license.

The Company recorded the €1.8 million ($2.4 million using a November 30, 2011 exchange rate) that it has agreed to reimburse Merck KGaA in installment payments as research and development expense for the fourth quarter of 2011 as such amount represented the cost of regaining the Company’s rights to IMO-2055 and follow-on compounds for use in the treatment of cancer, excluding cancer vaccines. As of December 31, 2013, €0.7 million ($1.0 million using a December 31, 2013 exchange rate) of these installments remained payable under the termination agreement and is recorded under accrued expenses in the condensed balance sheet.

(c) Other License Agreements

The Company has out-licensed and in-licensed therapies related to antisense technology.

Out-licenses. In 2001, the Company entered into an agreement with Isis Pharmaceuticals, Inc. (“Isis”), under which it granted Isis a license, with the right to sublicense, to its antisense chemistry and delivery patents and patent applications; and it retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties. During 2001, Isis paid the Company $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and is required to pay the Company a low to mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of its patents and patent applications. As of December 31, 2013, the Company has received $0.3 million in sublicense income from Isis. Also under the agreement, the Company licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. The Company also paid to Isis $0.7 million and issued 1,005,499 shares of common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and is obligated to pay Isis an annual maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. The Company has the right to use these patents and patent applications in its drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2013, the Company has only paid Isis annual maintenance fees and has not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. The Company may terminate at any time the sublicense by Isis to it of the patents and patent applications.

In addition, the Company is a party to two other license agreements involving the license of its antisense patents and patent applications for oligonucleotide chemistry and delivery and for specific gene targets, under

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

which the Company typically is entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2013, we had received a total of $1.5 million under these agreements.

In-licenses. The Company’s principal in-license related to antisense technology is with University of Massachusetts Medical Center for antisense chemistry and for certain gene targets. Under the terms of the license agreement with University of Massachusetts Medical Center, the Company is the worldwide, exclusive licensee under a number of U.S. issued patents and various patent applications owned by University of Massachusetts Medical Center relating to the chemistry of antisense oligonucleotides and their use. Many of these patents and patent applications have corresponding applications on file or corresponding patents in other major industrial countries. The patents licensed to the Company by University of Massachusetts Medical Center expire in 2014. This license expires upon the expiration of the last to expire of the patents covered by the license. Under the agreement, the Company has agreed to pay a low single-digit royalty on net product sales, a low double-digit percentage of any sublicense license income received, and a small annual license maintenance fee. Since 1999, the Company has paid approximately $1.8 million to University of Massachusetts Medical Center under this license agreement.

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

7. Series D Redeemable Convertible Preferred Stock and Warrants

The following securities were issued in connection with the Company’s November 4, 2011 financing discussed in Note 15.

(a) Redeemable Convertible Preferred Stock

The Series D preferred stock has the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series D preferred stock of the Company, as amended (the “Series D Certificate of Designations”), as summarized below.

•

Dividends — The holders of the Series D preferred stock are entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends were required to be paid in cash through September 30, 2013 and thereafter may be paid in cash or with shares of common stock or with shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of its common stock as a result of the application of the beneficial ownership and voting power limitations set forth the Series D Certificate of Designations, as determined by the Company in its sole discretion, except that the Company may not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% of (i) the common stock outstanding or (ii) the combined voting power of the securities of the Company outstanding immediately after giving effect to the issuance of such shares of common. Dividends payable on the Series D preferred stock amounted to $160,000 and $190,000 at December 31, 2013 and 2012, respectively. Under the original terms of the Series D preferred stock, the 4.6% dividends that the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company originally paid to the Series E preferred stockholders under the terms of the Series E preferred stock were also be paid to the Series D preferred stockholders on an as-converted to common stock basis, which resulted in Series D preferred stockholders being entitled to an additional 2.2% per annum cash dividend payable quarterly in arrears. At the Company’s 2013 annual meeting of stockholders (the “2013 Annual Meeting”), an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock requiring payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders was approved by the Company’s stockholders. As a result, the Series E preferred stockholders became entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders ceased to be entitled to corresponding dividends effective July 26, 2013.

•

Liquidation and Other Events — In the event of a liquidation, dissolution or winding up of the Company (a “Liquidation”), whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series D preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share of Series D preferred stock equal to the amount that would be payable with respect to such share had all shares of Series D preferred stock been converted into shares of common stock immediately prior to such Liquidation and not any amount greater than that amount in preference to the Company’s common stock. Such amount will be paid before any cash distribution may be made or any other assets distributed in respect of junior securities to the holders of any junior securities including, without limitation, common stock and Series A preferred stock of the Company. In the event of a sale of the corporation, after payment to the holders of the Series A preferred stock and any other class of capital stock of the Company ranking senior to the Series D preferred stock, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of shares of Series E preferred stock, Series D preferred stock and common stock on a pro rata (and as converted to common stock) basis based on the number of shares held by each such holder.

•

Conversion — Each share of Series D preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series D preferred stock original issue price by the Series D preferred stock conversion price in effect at the time of conversion. The Series D preferred stock conversion price was initially equal to $1.63 and the Series D preferred stock issue price was initially equal to the $8.1375 original purchase price of the Series D preferred stock. Accordingly, each share of Series D preferred stock was initially convertible at the option of the holder into five fully paid and nonassessable shares of the common stock. As a result of the Company’s Series E financing in November 2012, the Series D preferred stock conversion price was adjusted to the $1.46 per share minimum resulting in each share of Series D preferred stock becoming convertible at the option of the holder into 5.5736 fully paid and nonassessable shares of the common stock. No holder may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding. The Series D preferred stock conversion price, and the rate at which shares of Series D preferred stock may be converted into shares of common stock, may be subject to adjustment for stock dividends, stock splits and other events, as provided in the Series D Certificate of Designations.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 there were 1,124,260 shares of Series D preferred stock designated, issued and outstanding.

At the time of its issuance and prior to being amended, the Series D preferred stock was first assessed under ASC 480, “Distinguishing Liabilities from Equity” and it was determined that it was not within the scope of ASC 480 so the preferred stock was not considered a liability under ASC 480. The preferred stock was then assessed under ASC 815, “Derivatives and Hedging.”

The Series D preferred stock contained three embedded features: (1) optional redemption by the Company; (2) optional redemption by the holders; and (3) optional conversion by the holders. Each embedded feature met the definition of a derivative. The Company believed that the Series D preferred stock was an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. The Company noted the following regarding these embedded features:

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

The Series D preferred stock was then assessed under ASC 470, “Debt,” to determine if there was a beneficial conversion feature (“BCF”). The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the Warrant Liability) to the transaction date value of number of shares that the holder can convert into. The calculation resulted in a BCF of $4,445,000. The BCF was recorded in additional paid-in capital.

The following is a summary of the changes in the Series D preferred stock during 2012 and 2011 (in thousands):

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effects of the extinguishment of the Series D preferred stock during 2013 are discussed in Note 14.

Because the Series D preferred stock was redeemable upon events outside the control of the Company, the Company initially recorded it in temporary equity. The initial carrying value of the Series D preferred stock was $1,476,000, after discounts for the proceeds allocated to the warrant liability and the BCF, and the recording of the transaction costs. The conversion option of the Series D preferred stock was immediately exercisable. As a result, the $4,445,000 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series D preferred stock to $5,921,000 at November 4, 2011. The sale of shares and warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D preferred stock, resulting in the conversion price of the Series D preferred stock being reduced and fixed at the minimum $1.46 per share and the Series D preferred stock no longer being subject to any anti-dilution adjustments which resulted in an additional $1,238,000 discount related to the additional BCF. The additional BCF was immediately accreted to preferred dividends in 2012 which resulted in the carrying value of the Series D preferred stock remaining at $5,921,000. The Series D preferred stock was redeemable by the holder for the original $9,149,000 purchase price plus unpaid accrued dividends upon a fundamental change, as described above. The Company has determined that the occurrence of a fundamental change was not probable and did not accrete the difference between the $5,921,000 fair value of the Series D preferred stock and the redemption value of $9,149,000 purchase price plus unpaid accrued dividends. If the occurrence of a fundamental change became probable, the Company would have accreted this $3,228,000 difference at that time.

The Series D Convertible Preferred Stock and Warrant Purchase Agreement was amended in connection with the Series E financing. The amendments consisted of changes to voting rights limitations and restrictions on the transferability of securities issued in the November 2011 Series D financing. There is no specific guidance on accounting for amendments to preferred stock agreements. However it is generally accepted that such changes should be analyzed to determine if they represent a modification or an extinguishment of the preferred stock. The Company has adopted a qualitative approach to assessing whether amendments are accounted for as modifications or extinguishments. The Company considers the nature of the changes to the preferred stock agreement, including whether the amendments significantly change a substantial contractual term or fundamentally change the nature of the stock; and whether the amendment of the terms would have changed the initial accounting for the stock. If the amendments significantly change a substantial term; fundamentally change the nature of the preferred shares; or change the accounting for the stock, then the change is accounted for as an extinguishment. Otherwise the amendments are accounted for as modifications.

The Company has considered the nature of these amendments and whether the amendments significantly change any substantial terms that affect the initial accounting for the Series D preferred stock. The Company determined that these Series D amendments related to the November 2012 Series E financing were not to substantial terms of the agreement and did not fundamentally change the nature of the Series D preferred stock. In addition, the Company assessed the original accounting for the Series D preferred stock and determined that the accounting did not change as a result of the amendments. Thus, the changes were considered a modification and not an extinguishment. The Company then considered the appropriate model for accounting for the modification of the Series D preferred stock. The Company considered the debt and the share based payment modification guidance and determined that the share based modification rules included in ASC 718-20-35 were more appropriate. The model under ASC 718-20-35 requires the measurement of the fair value of the Series D preferred stock immediately before and after the modification. The Company determined that the change in fair value resulting from the modification was de minimis, as the Series D amendments related to the Series E financing did not affect substantial terms of the agreement and did not affect the Company’s financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b) Warrants

The Series D warrants had an initial exercise price of $1.63 per common share (subject to adjustment as provided therein) and may be exercised at the holder’s option at any time on or before November 4, 2016. The sale of shares of Series E preferred stock and Series E warrants in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the conversion price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. The Series D warrants provide that the Company shall not effect any exercise of the Series D warrants, and the Series D warrants may not be exercised with respect to any portion of the Series D warrants, to the extent that such exercise would result in the holder and its affiliates beneficially owning more than 19.99% of (i) the number of shares of common stock outstanding or (ii) the combined voting power of the securities of the Company outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Series D warrants. After November 4, 2013, the Company may redeem the Series D warrants for $0.01 per share of common stock issuable on exercise of the Series D warrants following notice to the holder if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to $6.51 (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations, reclassifications, and similar transactions affecting the common stock).

The Series D warrants were first assessed under ASC 480 and it was determined that they were not within its scope so the warrants were not considered a liability under ASC 480. The Series D warrants were then assessed under ASC 815 and were determined to be derivative instruments since the price protection features do not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40. The Series D warrants were recorded at fair value as of the transaction date and were being marked to fair value through earnings each quarter. The sale of shares of Series E preferred stock and Series E warrants in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were now “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, the Series D warrants were marked to fair value through earnings as of November 9, 2012 and the remaining $503,000 was reclassified to stockholders equity at that time. See Note 2(m).

The Series D warrants were also amended in connection with the November 2012 Series E financing. The amendments consisted of changes in limitations on the Company’s right to redeem the Series D warrants and the Series D warrant holder’s right to exercise the Series D warrants. There is no specific guidance on accounting for amendments to warrant agreements. However it is generally accepted that such changes should be analyzed to determine if they represent a modification or an extinguishment of the warrant. The Company has adopted a qualitative approach to assessing whether amendments are accounted for as modifications or extinguishments. The Company considers the nature of the changes to the warrant agreement, including whether the amendments significantly change a substantial contractual term or fundamentally change the nature of the warrant; and whether the amendment of the terms would have changed the initial accounting for the Series D warrant. If the amendments significantly change a substantial term; fundamentally change the nature of the Series D warrant; or change the accounting for the Series D warrant, then the change is accounted for as an extinguishment. Otherwise the amendments are accounted for as modifications.

The Company has considered the nature of these amendments and whether the amendments significantly change any substantial terms that affect the initial accounting for the Series D warrants. The Company determined that these amendments were not to substantial terms of the agreement and did not fundamentally

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

8. Non-redeemable Preferred Stock, Common Stock and Other Stockholders’ Equity

(a) Common Stock

Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 1,199,684 shares of common stock (the “Put Shares”) at a price of $16.00 per share. Under the terms of the unit purchase agreement, the initial purchasers (the “Put Holders”) of the Put Shares have the right (the “Put Right”) to require the Company to repurchase the Put Shares. The Put Right may not be exercised by any Put Holder unless: (1) the Company liquidates, dissolves or winds up its affairs pursuant to applicable bankruptcy law, whether voluntarily or involuntarily; (2) all of the Company’s indebtedness and obligations, including without limitation the indebtedness under the Company’s then outstanding notes, has been paid in full; and (3) all rights of the holders of any series or class of capital stock ranking prior and senior to the common stock with respect to liquidation, including without limitation the Series A convertible preferred stock, have been satisfied in full. The Company may terminate the Put Right upon written notice to the Put Holders if the closing sales price of its common stock exceeds $32.00 per share for the twenty consecutive trading days prior to the date of notice of termination. Because the Put Right is not transferable, in the event that a Put Holder has transferred Put Shares since May 5, 1998, the Put Right with respect to those shares has terminated. As a consequence of the Put Right, in the event the Company is liquidated, holders of shares of common stock that do not have Put Rights with respect to such shares may receive smaller distributions per share upon the liquidation than if there were no Put Rights outstanding.

As of December 31, 2013, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b) Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2013:

Expiration Date	Shares	Weighted Average Exercise Price Per share
June 1, 2014	1,000,000	$0.79
August 5, 2015	1,628,402	3.71
November 4, 2016	2,810,650	1.46
November 9, 2017	8,484,840	0.70
May 7, 2018	27,156,327	0.48
May 7, 2020	15,816,327	0.01
September 30, 2020	4,175,975	0.01

Total	61,072,521	0.49

See Note 7(b).

(c) Stock Options

Under the Company’s 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 4,000,000 shares of common stock, plus such additional number of shares of common stock (up to 5,945,000) as is equal to the sum of (i) the number of shares of common stock reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) that are available for grant under the 2008 Stock Incentive Plan immediately prior to the date the 2013 Stock Incentive Plan is approved by its stockholders and (ii) the number of shares of common stock subject to awards granted under the 2008 Stock Incentive Plan which awards expire, terminate or are otherwise surrendered, cancelled, or forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options to any limitations of the Internal Revenue Code of 1986, as amended, (the “Code”)), may be issued pursuant to awards granted under the 2013 Stock Incentive Plan subject to reduction in the event that there are any “full-value awards,” as defined in the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 1,500,000 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2013, options to purchase a total of 2,902,500 shares of common stock were outstanding under the 2013 Stock Incentive Plan. As of December 31, 2013, 1,317,099 shares of common stock remain available for grant under the 2013 Stock Incentive Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Stock Incentive Plan. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2013, options to purchase a total of 7,245,719 shares of common stock were outstanding under these earlier plans.

The following table summarizes information related to the outstanding and exercisable options during 2013 (in thousands, except per share amounts and years):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,656	$4.96
Granted	5,073	1.55
Exercised	(171)	1.16
Forfeited	(189)	1.16
Expired	(221)	5.24

Outstanding at December 31, 2013	10,148	3.38	7.54	$21,233

Exercisable at December 31, 2013	4,530	5.64	5.18	3,982
Total exercisable or expected to vest	9,850	3.44	7.48	20,319

(d) Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”), as amended, provides for the issuance of up to 500,000 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant.

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

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2013, 2012, and 2011, the Company issued 14,716, 4,746, and 26,155 shares of common stock, respectively, under the Stock Purchase Plan.

(e) Preferred Stock

The Restated Certificate of Incorporation of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. The Company has designated 1,500,000 shares as Series A convertible preferred stock, 1,124,260 shares of Series D preferred stock (see Note 7) and 424,242 shares of Series E preferred stock (see Note 8(g)).

(f) Series A Convertible Preferred Stock

The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. The Company paid dividends in stock until 2004 when it elected to pay further dividends in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment. As of December 31, 2013 and 2012, there were 655 shares of Series A convertible preferred stock outstanding.

(g) Series E Convertible Preferred Stock

The Series E convertible preferred stock was issued in connection with the Company’s November 9, 2012 financing discussed in Note 15. On November 9, 2012, the board of directors of the Company designated 424,242 shares as Series E preferred stock, having the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series E Preferred Stock (the “Series E Certificate of Designations”). As of December 31, 2013 and 2012, there were 424,242 shares of Series E preferred stock outstanding. The rights and preferences of Series E preferred stock of the Company set forth in the Series E Certificate of Designations, as amended, are summarized below.

•

Dividends — The holders of Series E preferred stock are entitled to receive cash dividends payable quarterly in arrears at the Initial Dividend Rate (as defined below) with the first payment date being March 31, 2013. The Company proposed at the 2013 Annual Meeting an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. Since the stockholders of the Company approved the amendment to the Series D Certificate of Designations, the dividend rate with respect to the Series E preferred dividends increased from the Initial Dividend Rate to the rate of 8% per annum. The term “Initial Dividend Rate” means 4.6% per annum or such other percentage per annum as may be approved by the Company and by the holders of at least a majority of the then outstanding shares of Series E preferred stock. Dividends payable on the Series E preferred stock amounted to $119,000 and $40,000 at December 31, 2013 and 2012, respectively.

•

Liquidation and Other Events — In the event of a liquidation, dissolution or winding up of the Company (other than a Sale of the Corporation as defined in the Series E Certificate of Designations) (a “Liquidation”), whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series E preferred stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share of Series E preferred stock equal to the amount that would be payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation and not any amount greater than that amount in preference to the Company’s common stock. Such amount will be paid before any cash distribution may be made or any

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

other assets distributed in respect of the holders of common stock, Series A convertible preferred stock, Series D preferred stock or any other class of capital stock of the Company ranking junior to the Series E preferred stock as to liquidation. In the event of a sale of the corporation, after payment to the holders of the Series A preferred stock and any other class of capital stock of the Company ranking senior to the Series E preferred stock, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of shares of Series E preferred stock, Series D preferred stock and common stock on a pro rata (and as converted to common stock) basis based on the number of shares held by each such holder.

•	Voting — The Series E preferred stock has no voting rights.

•

Protective Provisions — For so long as at least 84,849 shares of Series E preferred stock, subject to adjustment, remain outstanding, the Company has agreed that it will not, directly or indirectly, (a) amend the Certificate of Incorporation or bylaws of the Company in a manner that adversely and uniquely affects the Series E preferred stock, (b) except as expressly permitted by the Series E Certificate of Designations, purchase or redeem or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company, or (c) recapitalize or reclassify any of the common stock, without in each case the written consent or affirmative vote of the holders of at least 51% of the then outstanding shares of Series E preferred stock.

•

Conversion — Each share of Series E preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series E preferred stock original issue price by the Series E preferred stock conversion price in effect at the time of conversion. The Series E preferred stock conversion price is initially equal to $0.70 and the Series E preferred stock issue price is initially equal to the $14.00 original purchase price of the Series E preferred stock. Accordingly, each share of Series E preferred stock is initially convertible at the option of the holder into 20 fully paid and nonassessable shares of the common stock. No holder may convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding common stock or outstanding voting power of the Company (including shares of common stock issuable upon conversion of the Series E preferred stock). The initial Series E preferred stock conversion price, and the rate at which shares of Series E preferred stock may be converted into shares of common stock, are subject to adjustment for stock dividends, stock splits and other similar events, as provided in the Series E Certificate of Designations.

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

The Series E preferred stock was issued together with warrants to purchase 8,484,840 shares of common stock (the “Series E warrants”). Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. The fair value of the Series E warrants was computed using the Black-Scholes Model and was determined to be $2,949,000. The $2,322,000 prorated value of the Series E warrants was recorded as additional paid-in capital.

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

The effects of the extinguishment of the Series E preferred stock during 2013 are discussed in Note 14.

9. Commitments and Contingencies

(a) Lease Commitments

In June 2007, the Company relocated its operations to a newly leased facility with a lease term through May 31, 2014. During 2013, 2012 and 2011, rent expense, including real estate taxes, was $1,601,000,

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$1,596,000 and $1,582,000, respectively. As part of the lease, the Company is required to restrict approximately $311,000 of cash for a security deposit as of December 31, 2013. The lease is classified as an operating lease. Future minimum commitments as of December 31, 2013 under the Company’s lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2014	$628

$628

The operating lease was amended on February 21, 2014 to, among other things, extend the expiration date to August 31, 2017 subject to a three-year renewal option exercisable by the Company. After giving effect to the extension, future minimum commitments under the operating lease will amount to approximately $1,153,000, $1,517,000, $1,546,000 and $1,043,000 during 2014, 2015, 2016 and 2017, respectively.

(b) External Collaborations

The Company is a party to six royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company has annual minimum payments due under these agreements of $35,000 in 2014 and $10,000 in each of 2015 and 2016.

(c) Contract Obligations

The Company has an employment agreement, which expires October 2016, with its president and chief executive officer. As of December 31, 2013, future minimum commitments under this agreement were approximately $571,000 for each of the years ended December 31, 2014 and 2015, and $457,000 for the year ended December 31, 2016.

(d) Related-Party Transactions

In November 2011, the Company issued and sold shares of Series D preferred stock and Series D warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar Pharmaceuticals I, L.P. (“Pillar I”), an investment partnership managed by one of the Company’s directors and significant shareholders, which is described in Note 15. In November, 2012, the Company issued and sold shares of Series E preferred stock and Series E warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar Pharmaceuticals II, L.P. (“Pillar II”), an investment partnership managed by two of the Company’s directors and one of its significant shareholders, which is described in Note 15.

In connection with the Company’s follow-on underwritten public offering on May 7, 2013, the Company sold 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock at $0.47 per share for an aggregate purchase price of $2,500,000 to Pillar Pharmaceuticals III, L.P. (“Pillar III”) and an entity affiliated with Pillar III (together with Pillar III, the “Pillar III Entities”), which is described in Note 15. In connection with the Company’s follow-on underwritten public offering on September 30, 2013, the Company sold 1,774,193 shares of common stock for an aggregate purchase price of $2,750,000 to Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and an entity affiliated with Pillar IV (together with Pillar IV, the “Pillar IV Entities”), which is described in Note 15.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Youssef El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar I, Pillar II, Pillar III and Pillar IV. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar III Entities and the Pillar IV Entities. In addition, Abdul-Wahab Umari, also a member of the Company’s board of directors, is a managing partner of Pillar Invest.

The Company paid certain directors consulting fees of approximately $1,000 and $32,000 in 2012 and 2011, respectively. The $1,000 paid in 2012 was associated with services performed in 2011. The Company did not pay any consulting fees to directors in 2013. The Company issued common stock in lieu of director board and committee fees of approximately $26,000, $1,000, and $38,000 during 2013, 2012 and 2011, respectively.

Additional information on related party transactions associated with the April 2013 agreements between the Company and the Pillar Entities (as defined in Note 14) is included in Note 14.

10. Income Taxes

Subject to the limitations described below, at December 31, 2013, the Company had cumulative net operating loss carryforwards (“NOLs”) of approximately $190,645,000 and $82,292,000 available to reduce federal and state taxable income which expire through 2033. In addition, the Company had cumulative federal and state tax credit carryforwards of $5,887,000 and $5,286,000, respectively, available to reduce federal and state income taxes which expire through 2033 and 2028, respectively. The federal and state NOLs include approximately $1,942,000 and $73,000, respectively, of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” This amount represents an excess tax benefit as defined under ASC 718 and has not been included in the gross deferred tax asset reflected for NOLs.

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2013, have resulted in ownership changes in excess of 50%, and that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. The Company has not prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards as of December 31, 2013. Ownership changes in future periods may place additional limits on the Company’s ability to utilize NOLs and tax credit carryforwards.

As of December 31, 2013 and 2012, the components of the deferred tax assets are approximately as follows:

	2013	2012
	(In thousands)
Operating loss carryforwards	$68,500	$61,717
Tax credit carryforwards	9,376	8,455
Other	5,078	4,935

	82,954	75,107
Valuation allowance	(82,954)	(75,107)

	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The increases in the deferred tax assets and the valuation allowance in the current year are primarily attributable to additional NOLs and credits.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	0.2	116.3	66.3
Change in valuation allowance	43.1	(76.6)	(22.5)
Federal and state credits	(5.0)	(0.6)	(3.3)
State income taxes, net of federal benefit	(5.1)	(5.2)	(5.4)
Permanent differences	0.9	0.1	(1.0)
Other	(0.1)	—	(0.1)

Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, “Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2013 and 2012.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2010, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

The American Taxpayer Relief Act of 2012 (the “Act”) was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 was $475,000, which increased the deferred tax asset and related valuation allowance in the first quarter of 2013, the quarter in which the law was enacted.

11. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $83,000, $106,000, and $132,000 of 401(k) benefits were charged to operating expenses during 2013, 2012 and 2011, respectively.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12. Net Loss per Common Share Applicable to Common Stockholders

For the years ended December 31, 2013 and 2012, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 85,974,000 and 33,332,000 at December 31, 2013 and 2012, respectively, and consisted of stock options, preferred stock and warrants.

For the year ended December 31, 2013, net loss per common share applicable to common stockholders reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend and $756,000 and $360,000, respectively, in dividends accrued on shares of Series D preferred stock and Series E preferred stock. For the year ended December 31, 2012, net loss per common share applicable to common stockholders reflects $3,210,000 in preferred stock accretion and dividends, including $1,238,000 related to the BCF of the Series D preferred stock that has been accreted to preferred dividends, $670,000 in dividends payable on shares of the Series D preferred stock, $1,262,000 related to the BCF of the Series E preferred stock that has been accreted to preferred dividends and $40,000 in dividends payable on shares of the Series E preferred stock.

13. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosure of non cash financing and investing activities:
Extinguishment of Series D and Series E preferred stock and issuance of related warrants	$5,921	$—	$—

Accrued 2013 financing transaction costs paid in 2014	$100	$—	$—

Accretion of Series D redeemable preferred stock beneficial conversion feature	$—	$1,238	$4,445

Accretion of Series E preferred stock beneficial conversion feature	$—	$1,262	$—

Reclassification of Series D warrants from liabilities to stockholders’ equity	$—	$503	$—

14. April 2013 Pillar Agreements

In April 2013, the Company entered into two agreements (the “Pillar Agreements”) with Pillar I, Pillar II and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”). The agreements, including the Company’s obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of the follow-on underwritten public offering of the Company’s securities on May 7, 2013. Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest, which is the general partner of Pillar I and Pillar II, and is a limited partner of Pillar I and Pillar II. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Entities. In addition, Abdul-Wahab Umari, also a member of the Company’s board of directors, is a managing partner of Pillar Invest.

Under the first agreement entered into with Pillar I and Pillar II (the “April 22, 2013 Pillar Agreement”), Pillar I, as the sole holder of the Company’s Series D preferred stock, irrevocably waived and agreed to not exercise the rights, powers, preferences and other terms of the Series D preferred stock under Section 6 of the Series D Certificate of Designations, including without limitation the right to require the Company to purchase all or any portion of the shares of its Series D preferred stock at a price equal to the original Series D preferred stock purchase price per share plus all accrued or declared but unpaid dividends thereon upon the occurrence of specified fundamental changes such as mergers, consolidations, business combinations, stock purchases or similar transactions resulting in a person or group unaffiliated with any holder of Series D preferred stock owning 66.67% or more of the outstanding voting securities of the Company or successor entity (the “Series D Redemption Rights”).

Under the April 22, 2013 Pillar Agreement, the Company agreed to seek approval and each of Pillar I and Pillar II agreed to vote in favor, of the following proposals at the Company’s 2013 Annual Meeting:

•	amendments to the Series D Certificate of Designations for the Series D preferred stock to:

•

modify the dividend provisions of the Series D Certificate of Designations to change the date after which the Company may elect to pay dividends in shares of its common stock from December 31, 2014 to October 1, 2013, and to allow for the payment of such dividends in shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends may not be made in shares of its common stock as a result of the application of the beneficial ownership and voting power limitations set forth the Series D Certificate of Designations; and

•

modify the Series D Certificate of Designations to provide, in the event of a sale of the Company, for the distribution of any assets that remain available for distribution to its stockholders, after payment to the holders of its Series A convertible preferred stock and any other class of its capital stock that ranks senior to its Series D preferred stock, to the holders of the Company’s Series D preferred stock on a pro rata basis with the holders of its common stock, Series E preferred stock and such new series of non-voting preferred stock; and

•	amendments to the Series E Certificate of Designations to:

•	modify the dividend provisions of the Series E Certificate of Designations to allow for the payment of dividends in shares of its common stock commencing October 1, 2013; and

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In accordance with the terms of the Pillar Agreements, the Company sought approval from its stockholders of amendments to the Series D Certificate of Designations and Series E Certificate of Designations to effect the changes described above to the dividend and liquidation provisions of the Company’s Series D preferred stock and Series E preferred stock, the redemption rights of the holders of its Series D preferred stock and the rights of the holders of its Series D preferred stock to distributions in the event of a sale of the Company. These matters were approved at the 2013 Annual Meeting that took place on July 26, 2013. Additional information on the amendments to the Series D Certificate of Designations and Series E Certificate of Designations that were approved by the Company’s stockholders at the 2013 Annual Meeting is included in Note 16.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The amendments to the Series D Certificate of Designations and Series E Certificate of Designations did not become effective until the amendments were approved by the Company’s stockholders at the 2013 Annual Meeting, which occurred during the Company’s fiscal quarter that began on July 1, 2013.

Since Pillar I irrevocably waived and agreed to not exercise the Series D Redemption Rights, the Company reassessed its accounting in May 2013 for the Series D preferred stock, which had been classified as temporary equity in the Company’s condensed balance sheet because the Series D Redemption Rights represented a contingent put feature that was outside the Company’s control. Upon effectiveness of this waiver, the contingent put feature ceased to exist.

In addition, the Pillar Entities irrevocably waived the liquidation preferences of both the Series D preferred stock and the Series E preferred stock. The Company concluded that these irrevocable waivers of the Series D Redemption Rights and the Series D and Series E liquidation preferences, which became effective on May 7, 2013, represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock. As a result, the Company has accounted for these irrevocable waivers as an extinguishment of the Series D preferred stock and the Series E preferred stock and changed the classification of the Series D preferred stock from temporary equity to permanent equity. The Company compared (1) the sum of the fair values of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants immediately after the effectiveness of the waivers to (2) the sum of the carrying values of the Series D preferred stock and Series E preferred stock immediately prior to the effectiveness of the waivers on May 7, 2013. The Company recorded the excess of the aggregate fair value of the preferred stock plus the Pillar Warrants immediately after the effectiveness of the waivers over the aggregate carrying value of the preferred stock immediately prior to May 7, 2013 as a loss on extinguishment and classified the fair values, immediately after the effectiveness of the waivers, of the Series D preferred stock, the Series E preferred stock and the Pillar Warrants within permanent equity on its balance sheet.

The effect of this extinguishment accounting on the Company’s financial statements was to (1) remove the $5,921,000 carrying value of the Series D preferred stock immediately prior to the extinguishment from temporary equity; (2) record the $5,464,000 fair value of the Series D preferred stock immediately after the extinguishment in permanent equity (“equity”); (3) remove the $3,701,000 carrying value of the Series E preferred stock immediately prior to the extinguishment from equity; (4) record the $5,528,000 fair value of the Series E preferred stock immediately after the extinguishment in equity; (5) record the $380,000 fair value of the Pillar Warrants in equity; and (6) record a $1,750,000 extinguishment loss to net loss applicable to common stockholders. These accounting entries resulted in a $5,921,000 net increase in stockholders’ equity on its balance sheet.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

15. Financings

September 30, 2013 Follow-on Underwritten Public Offering

On September 30, 2013, the Company closed a follow-on underwritten public offering, in which it sold 13,727,251 shares of common stock at a price to the public of $1.55 per share and pre-funded warrants to purchase up to 4,175,975 shares of common stock at a price to the public of $1.54 per share for aggregate gross proceeds of $27.7 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by September 30, 2020. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $25.7 million.

May 7, 2013 Follow-on Underwritten Public Offering

On May 7, 2013, the Company closed a follow-on underwritten public offering, in which it sold 17,500,000 shares of common stock, together with matching warrants to purchase up to 17,500,000 shares of common stock,

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and pre-funded warrants to purchase up to 15,816,327 shares of common stock, together with matching warrants to purchase up to 15,816,327 shares of common stock, for aggregate gross proceeds of $16.5 million as follows:

	Combined Price to the Public (per share of Common Stock)	Common Stock	Pre-funded Warrants	Matching Warrants
Common stock and matching warrants sold (shares)	$0.50	17,500,000	—	17,500,000
Pre-funded warrants and matching warrants sold (shares)	$0.49	—	15,816,327	15,816,327

Total (shares)		17,500,000	15,816,327	33,316,327

Warrant exercise price (per share)	—	—	$0.01	$0.47
Term of warrant (years)	—	—	7.0	5.0

The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $14.5 million.

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

Warrant Exercises

Warrants to purchase 7,160,000 shares of common stock were exercised during 2013. The Company received $3,365,000 in proceeds from the exercise of these warrants. There were no warrant exercises during 2012 and 2011.

Series E Preferred Stock and Warrant Financing

In November 2012, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (the “Series E Purchase Agreement”) with Pillar II and the other purchaser named therein (together, the “Series E Purchasers”). Pursuant to the Series E Purchase Agreement, the Company issued and sold to the Series E Purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of its Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of its common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the Series E warrants is $0.70 per share. The Series E warrants are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. The Company has agreed to pay to the holders of the Series E preferred stock quarterly dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends paid to the holders of Series E preferred stock would also be paid to the holders of the Series D preferred stock on an as-converted to common stock basis. The Company agreed that, at the 2013 Annual Meeting, it would, among other things, propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. Since the stockholders of the Company approved the amendment to the Series D

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Certificate of Designations, the dividend rate with respect to the Series E preferred dividends increased from the 4.6% to the rate of 8% per annum. The net proceeds to the Company, excluding the proceeds of any exercise of the warrants, were approximately $6.0 million. The Company intends to use these funds for research and clinical development activities, the manufacturing of its product candidates, working capital and general corporate purposes, including the advancement of the Company’s autoimmune disease program in at least two indications.

The securities offered by the Company in the private placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In January 2013, the Company filed a registration statement with the Securities and Exchange Commission that became effective on January 17, 2013, registering the resale of the shares of common stock issuable upon conversion of the Series E preferred stock and the shares of common stock issuable upon exercise of the Series E warrants issued in the private placement.

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

Series D Preferred Stock and Warrant Financing

In November 2011, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (the “Series D Purchase Agreement”) with Pillar I. Pursuant to the Series D Purchase Agreement, the Company issued and sold to Pillar I, for an aggregate purchase price of $9.5 million, 1,124,260 shares of its Series D preferred stock initially convertible into 5,621,300 shares of its common stock, and Series D warrants to purchase 2,810,650 shares of its common stock. Each share of Series D preferred stock was initially convertible, subject to limitations, at a conversion price of $1.63 per share. The initial exercise price of the Series D warrants was $1.63 per share.

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

The net proceeds to the Company, excluding the proceeds of any exercise of the Series D warrants, were approximately $9.1 million which was allocated as described in Note 7(a). The Company used these funds for research and product development activities, including costs of conducting preclinical studies and clinical trials, and for general corporate purposes.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

16. 2013 Annual Meeting of Stockholders

At the 2013 Annual Meeting that took place on July 26, 2013, the Company’s stockholders approved the following:

•	an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 140,000,000 to 280,000,000;

•	a non-binding, advisory proposal on the compensation of the Company’s named executive officers;

•	the 2013 Stock Incentive Plan;

•	the ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2013;

•	amendments (collectively the “Series D Proposals”) to the Company’s restated certificate of incorporation amending the Series D Certificate of Designations to:

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The proposals submitted to the Company’s stockholders at the 2013 Annual Meeting to (i) amend the Company’s restated certificate of incorporation and bylaws to (a) declassify the Company’s board of directors, (b) provide that the Company’s stockholders may remove directors with or without cause following declassification of the Company’s board of directors and (c) eliminate the supermajority voting requirement for amending or repealing Article ELEVENTH of the Company’s restated certificate of incorporation (collectively, the “Declassification Proposal”) and (ii) approve the issuance and sale by the Company to certain affiliates of

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pillar Invest Corporation (including prior issuances and sales of the Company’s securities to such affiliates in November 2011 and November 2012) of a number of shares of the Company’s common stock (including securities convertible into or exercisable for shares of the Company’s common stock) that is greater than 19.99% of the total number of issued and outstanding shares of common stock and of the outstanding voting power of the Company’s securities after such issuance and sale in accordance with Nasdaq Listing Rule 5635(b) (the “Nasdaq Proposal”), were not approved by the Company’s stockholders at the 2013 Annual Meeting.

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

17. Subsequent Events

February 6, 2014 Conversion of Series D Preferred Stock

On January 10, 2014, the Company notified Pillar I, the holder of all 1,124,260 shares of the Company’s authorized, issued and outstanding Series D preferred stock, of its intention to redeem the Series D preferred stock on February 10, 2014 in accordance with the terms of the Series D Certificate of Designations. Following this notice, Pillar I had the right to convert its Series D preferred stock into shares of the Company’s common stock at any time prior to the close of business on February 9, 2014. On February 6, 2014, Pillar I converted such shares into 6,266,175 shares of the Company’s common stock in accordance with the terms of the Series D Certificate of Designations. As a result of the conversion, no shares of the Company’s Series D preferred stock remain outstanding.

February 10, 2014 Follow-on Underwritten Public Offering

On February 10, 2014, the Company closed a follow-on underwritten public offering, in which it sold 7,867,438 shares of common stock at a price to the public of $4.00 per share and pre-funded warrants to purchase up to 2,158,750 shares of common stock at a price to the public of $3.99 per share for aggregate gross proceeds of $40.1 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by February 10, 2021. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the warrants, if any, were approximately $37.2 million.

Warrant Exercises through February 15, 2014

Warrants to purchase 1,893,802 shares of common stock were exercised between January 1, 2014 and February 15, 2014. The Company received $5,082,000 in proceeds from the exercise of these warrants.

Exhibit Index

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		8-K	February 5, 2014	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

3.3	Certificate of Ownership and Merger.		8-K	September 15, 2005	001-31918

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

10.1††	2008 Stock Incentive Plan, as amended		8-K	June 17, 2011	001-31918

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918

10.5††	1995 Employee Stock Purchase Plan, as amended		8-K	June 17, 2011	001-31918

10.6††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.7††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.8††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.9††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.10††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.11††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.12††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.13††	Policy on Treatment of Stock Options in the Event of Retirement, approved December 14, 2010.		10-K	March 10, 2011	001-31918

10.14††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal		10-Q	November 9, 2005	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.15††	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918

10.16††	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011.		10-K	March 14, 2012	001-31918

10.17††	Director Compensation Program		10-K	March 14, 2012	001-31918

10.18†	License Agreement dated February 21, 1990 and restated as of September 8, 1993 between Idera Pharmaceuticals, Inc. and University of Massachusetts Medical Center.		S-1	November 6, 1995	33-99024

10.19†	Amendment No. 1 to License Agreement, dated as of February 21, 1990 and restated as of September 8, 1993, by and between University of Massachusetts Medical Center and Idera Pharmaceuticals, Inc., dated as of November 26, 1996.		10-Q	August 14, 1997	000-27352

10.20†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.21	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352

10.22	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.23†	Exclusive License and Research Collaboration Agreement by and between Merck, Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918

10.24†	Termination Agreement dated November 30, 2011 by and between Idera Pharmaceuticals, Inc. and Merck KGaA concerning the License Agreement between Idera Pharmaceuticals, Inc. and Merck KGaA dated December 18, 2007 as amended.		10-K	March 14, 2012	001-31918

10.25	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.26	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.27	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein.		8-K	March 29, 2006	001-31918

10.28	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.29	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

10.30	Form of Warrant issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing.		10-Q	November 4, 2010	001-31918

10.31	Consulting Agreement dated as of April 1, 2010 between Idera Pharmaceuticals, Inc. and Malcolm MacCoss, Ph.D.		10-Q	May 4, 2010	001-31918

10.32	Amendment dated as of December 31, 2010 amending Consulting Agreement dated as of April 1, 2010 between Idera Pharmaceuticals, Inc. and Malcolm MacCoss, Ph.D		10-K	March 14, 2012	001-31918

10.33	Consulting Agreement dated as of January 1, 2011 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 14, 2012	001-31918

10.34	Amendment dated December 19, 2011 amending Consulting Agreement dated as of January 1, 2011 between Idera Pharmaceuticals, Inc. and Karr Pharma Consulting, LLC.		10-K	March 14, 2012	001-31918

10.35	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.36	Amendment No. 1, dated November 9, 2012, to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein		8-K	November 14, 2012	001-31918

10.37	Registration Rights Agreement, November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.38	Form of Warrant issued to Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.39	Amendment No. 1, dated November 9, 2012, to Warrant, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Registered Holder named therein		8-K	November 14, 2012	001-31918

10.40	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.41	Registration Rights Agreement, November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.42	Form of Warrant issued to each Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.43	Sales Agreement, dated as of April 12, 2012, by and between Idera Pharmaceuticals, Inc. and Cowen and Company, LLC.		8-K	April 12, 2012	001-31918

10.44	Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-K/A	May 8, 2007	001-31918

10.45	Agreement, dated April 22, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P.		8-K	April 23, 2013	001-31918

10.46	Agreement, dated April 30, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon.		S-1/A	May 1, 2013	333-187155

10.47	Form of Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.48	Form of Warrant issued to entities affiliated with Pillar Invest Corporation in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.49	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.50††	2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.51††	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.52††	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.53††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.54††	Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis Brenner, dated January 3, 2014.	X

10.55	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	September 26, 2013	001-31918

10.56	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	February 5, 2014	001-31918

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.
††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.
*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.