Form 10-Q
period 2014-03-31
IDERA PHARMACEUTICALS, INC.
filed 2014-05-12
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	82,442,460
Class	Outstanding as of April 30, 2014

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60,748	$26,278
Short-term investments	9,896	3,125
Prepaid expenses and other current assets	1,160	874

Total current assets	71,804	30,277
Long-term investments	—	6,189
Property and equipment, net	125	90
Restricted cash	311	311

Total assets	$72,240	$36,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707	$904
Accrued expenses	4,647	3,506

Total current liabilities	5,354	4,410
Other liabilities	4	5

Total liabilities	5,358	4,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	5,528
Series D convertible preferred stock, Designated, issued and outstanding — zero shares and 1,124 shares at March 31, 2014 and December 31, 2013, respectively	—	5,464
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares ; Issued and outstanding — 82,439 and 66,252 shares at March 31, 2014 and December 31, 2013, respectively	82	66
Additional paid-in capital	483,113	434,285
Accumulated deficit	(421,845)	(412,884)
Accumulated other comprehensive gain (loss)	4	(7)

Total stockholders’ equity	66,882	32,452

Total liabilities and stockholders’ equity	$72,240	$36,867

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
(In thousands, except per share amounts)	2014	2013
Alliance revenue	$3	$7
Operating expenses:
Research and development	6,933	2,328
General and administrative	2,043	1,527

Total operating expenses	8,976	3,855

Loss from operations	(8,973)	(3,848)
Other income (expense):
Investment income, net	15	2
Foreign currency exchange (loss) gain	(3)	39

Net loss	(8,961)	(3,807)
Preferred stock dividends	185	279

Net loss applicable to common stockholders	$(9,146)	$(4,086)

Basic and diluted net loss per common share applicable to common stockholders (Note 11)	$(0.12)	$(0.15)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	76,018	27,644

Net loss	$(8,961)	$(3,807)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	11	—

Comprehensive loss	$(8,950)	$(3,807)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash Flows from Operating Activities:
Net loss	$(8,961)	$(3,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	535	253
Non-employee stock option expense	11	2
Issuance of common stock for services rendered	14	—
Amortization of investment premiums	46	—
Depreciation and amortization expense	31	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286)	22
Accounts payable, accrued expenses, and other liabilities	1,008	(211)

Net cash used in operating activities	(7,602)	(3,699)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(616)	—
Purchases of property and equipment	(12)	(1)

Net cash used in investing activities	(628)	(1)

Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	37,378	—
Dividends paid	(345)	(160)
Prior year financing transaction costs paid in current year	(100)	(87)
Proceeds from exercise of common stock warrants and options and employee stock purchases	5,768	1
Payments on capital lease	(1)	(1)

Net cash provided by (used in) financing activities	42,700	(247)

Net increase (decrease) in cash and cash equivalents	34,470	(3,947)
Cash and cash equivalents, beginning of period	26,278	10,096

Cash and cash equivalents, end of period	$60,748	$6,149

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company advancing drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of autoimmune diseases. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors (“TLRs”). In addition to Idera’s TLR program, the Company has initiated a research program employing its gene silencing oligonucleotides (“GSOs”) to inhibit the production of disease-associated proteins by targeting RNA.

The Company’s lead drug candidate in its TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. IMO-8400 is in development for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of selected orphan autoimmune diseases. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. To date, the Company has evaluated IMO-8400 in two clinical trials. The Company also has selected IMO-9200 as a second novel antagonist of TLR7, TLR8, and TLR9 for development as a drug candidate for potential use in selected autoimmune disease indications. The Company has initiated preclinical studies of IMO-9200 to support submission of an Investigational New Drug application to the U.S. Food and Drug Administration (“FDA”).

Idera’s business strategy is to develop IMO-8400 and other TLR antagonist candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases with unmet medical needs. In addition, the Company may seek to enter into collaborative alliances with pharmaceutical companies to advance its TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

At March 31, 2014, the Company had an accumulated deficit of $421,845,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.

(3) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 5. The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments and receivables. The estimated fair values of these financial instruments approximate their carrying values as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the Series E convertible preferred stock, (the “Series E preferred stock”), the embedded features of which are discussed in Note 8(g) to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2013.

(4) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2014 and December 31, 2013 consisted of cash and money market funds.

(5) Fair Value of Assets and Liabilities

The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect the Company’s estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable Level 3 inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain. The Company applies Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820),” in its fair value measurements and disclosures.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2014 and December 31, 2013 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets
Money market funds	$60,684	$60,684	$—	$—
Short-term investments – commercial paper	1,999	—	1,999	—
Short-term investments – corporate bonds	7,897	—	7,897	—

Total Assets	$70,580	$60,684	$9,896	$—

December 31, 2013
Assets
Money market funds	$25,201	$25,201	$—	$—
Short-term investments – commercial paper	1,997	—	1,997	—
Short-term investments – corporate bonds	1,128	—	1,128	—
Long-term investments – corporate bonds	6,189	—	6,189	—

Total Assets	$34,515	$25,201	$9,314	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and commercial paper investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at March 31, 2014 or December 31, 2013.

(6) Investments

The Company’s available-for-sale investments at fair value consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$1,999	$—	$—	$1,999
Corporate bonds due in one year or less	7,893	(1)	5	7,897

Total short-term investments	9,892	(1)	5	9,896
Total long-term investments	—	—	—	—

Total investments	$9,892	$(1)	$5	$9,896

	December 31, 2013
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$1,997	$—	$—	$1,997
Corporate bonds due in one year or less	1,128	—	—	1,128

Total short-term investments	3,125	—	—	3,125
Corporate bonds due in one year or more	6,196	(7)	—	6,189

Total long-term investments	6,196	(7)	—	6,189

Total investments	$9,321	$(7)	$—	$9,314

The Company had no realized gains or losses from available-for-sale securities in the three months ended March 31, 2014 and 2013. There were no losses or other-than-temporary declines in value included in “Investment income, net” on the Company’s Statements of Operations and Comprehensive Loss for any securities for the three months ended March 31, 2014 and 2013. The Company had no auction rate securities as of March 31, 2014 and December 31, 2013. See Note 3, “Financial Instruments,” and Note 5, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(7) Property and Equipment

At March 31, 2014 and December 31, 2013, net property and equipment at cost consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Leasehold improvements	$525	$525
Laboratory equipment and other	2,920	2,854

Total property and equipment, at cost	3,445	3,379
Less: accumulated depreciation	3,320	3,289

Property and equipment, net	$125	$90

Depreciation and amortization expense was approximately $31,000 and $42,000 in the three months ended March 31, 2014 and 2013, respectively.

(8) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of March 31, 2014 and December 31, 2013, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(9) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the three months ended March 31, 2014 and 2013 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each period, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive income (loss) for the three months ended March 31, 2014:

(In thousands)	Three Months ended March 31, 2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(7)
Change during the period	11

Accumulated unrealized gain on available-for-sale securities at end of period	$4

There was no accumulated unrealized gain or loss on available-for-sale securities during the three months ended March 31, 2013.

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

The Company recorded charges of $535,000 and $253,000 in its statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 992,500 shares of common stock granted to employees and directors during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Average risk free interest rate	1.6%
Expected dividend yield	—
Expected lives (years)	5.0
Expected volatility	81.0%
Weighted average grant date fair value of options granted during the period (per share)	$3.36
Weighted average exercise price of options granted during the period (per share)	$5.15

The expected lives and the expected volatility of the options granted during the three months ended March 31, 2014 are based on historical experience. All options granted during the three months ended March 31, 2014 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant. The Company did not grant any stock options during the three months ended March 31, 2013.

(11) Net Loss per Common Share Applicable to Common Stockholders

For the three months ended March 31, 2014 and 2013, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 80,345,651 and 33,037,104 for the three months ended March 31, 2014 and 2013, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended March 31, 2014 and 2013, net loss per common share applicable to common stockholders reflects $185,000 and $279,000, respectively, in dividends accrued on shares of our Series D convertible preferred stock (“Series D preferred stock”) and our Series E convertible preferred stock (“Series E preferred stock”).

(12) Common Stock Warrant and Option Exercises and Employee Stock Purchases

During the three months ended March 31, 2014, the Company issued 2,050,578 shares of common stock in connection with warrant and stock option exercises and purchases under the Company’s 1995 Employee Stock Purchase Plan (the “ESPP”) resulting in total proceeds to the Company of $5,768,000.

During the three months ended March 31, 2013, the Company issued 1,744 shares of common stock in connection with employee stock purchases under the ESPP, which resulted in total proceeds to the Company of $1,000. During this period, there were no warrant or option exercises.

(13) Related Party Transactions

February 6, 2014 Conversion of Series D Preferred Stock

On January 10, 2014, the Company notified Pillar Pharmaceuticals I, L.P. (“Pillar I”), an investment partnership managed by one of the Company’s directors and significant stockholders and the holder of all 1,124,260 shares of the Company’s issued and outstanding Series D preferred stock, of its intention to redeem the Series D preferred stock on February 10, 2014 in accordance with the terms of the Certificate of Designations, Preferences and Rights of Series D Preferred Stock (the “Series D Certificate of Designations”). Following this notice, Pillar I had the right to convert its Series D preferred stock into shares of the Company’s common stock at any time prior to the close of business on February 9, 2014. On February 6, 2014, Pillar I converted such shares into 6,266,175 shares of the Company’s common stock in accordance with the terms of the Series D Certificate of Designations. As a result of the conversion, no shares of the Company’s Series D preferred stock remain outstanding.

On March 28, 2014, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock with the State of Delaware Secretary of State which eliminated the designation of the shares of Series D preferred stock.

Director Stock Purchases

The Company issued 2,855 shares of common stock in lieu of director board and committee fees of approximately $14,000 pursuant to the Company’s director compensation program during the three months ended March 31, 2014.

(14) Financing

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

(15) Subsequent Events

In May 2014, the Company entered into a collaboration with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation in future clinical trials of IMO-8400. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the FDA Center for Devices and Radiological Health. The Company expects to pay approximately $6,700,000 in external development expenses to develop an assay as the prototype of the companion diagnostic, to validate the prototype during a Phase 2 clinical trial of IMO-8400, and to complete FDA and launch activities of the resultant final version of the companion diagnostic over five years under the agreement, subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company will not receive any revenues from future sales, if any, of the companion diagnostic.

        On April 29, 2014, the Company entered into an amendment to its exclusive license and research collaboration agreement with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.). Under the license and research collaboration agreement, which the Company entered into with Merck Sharp & Dohme Corp. in December 2006, the Company had granted Merck Sharp & Dohme Corp. worldwide exclusive rights to its TLR7, TLR8, and TLR9 agonists for use in combination with Merck Sharp & Dohme Corp.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. As a result of this amendment, Merck Sharp & Dohme Corp.’s rights under the exclusive license and collaboration agreement have been limited to specified TLR7, TLR8, and TLR9 agonists that Merck Sharp & Dohme Corp. selected in January 2012, and the Company regained the rights to pursue its other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that it now has the right to pursue its TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields. Merck Sharp & Dohme Corp.’s obligations under the agreement to pay the Company milestone payments and royalties continue in effect with respect to the specified TLR7, TLR8, and TLR9 agonists. However, in connection with this amendment, the Company agreed that, to the extent that the Company licenses to third parties any TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease and receives income under such licenses, Merck Sharp & Dohme Corp. may credit against any milestone payments and royalties it owes to the Company an amount equal to 15% of the license income received by the Company under the third party licenses, up to a maximum of $60.0 million in credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company advancing drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of autoimmune diseases. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors, or TLRs. In addition to our TLR program, we have initiated a research program employing our gene silencing oligonucleotides, or GSOs, to inhibit the production of disease-associated proteins by targeting RNA.

Programs for Toll-like Receptor Antagonists

Our lead drug candidate in our TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. IMO-8400 is in development for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of selected orphan autoimmune diseases. To date, we have evaluated IMO-8400 in two clinical trials. IMO-8400 has been well tolerated at subcutaneous dosages up to 0.6 mg/kg/week for up to 12 weeks of treatment and has shown clinical activity in an autoimmune disease.

Our business strategy is to develop IMO-8400 and other TLR antagonist candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases with unmet medical needs. In addition, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

Program in Genetically Defined Forms of B-cell Lymphoma. Independent research has suggested that the inhibition of specific TLRs may be a useful approach to the treatment of certain B-cell lymphoma characterized by the presence of the oncogenic mutation referred to scientifically as MYD88 L265P. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of the tumor cells. The MYD88 L265P oncogenic mutation has been reported in patients with Waldenström’s macroglobulinemia, diffuse large B-cell lymphoma, or DLBCL, and other forms of B-cell malignancies, including Burkitt’s lymphoma, cutaneous diffuse large B-cell lymphoma (leg type), chronic lymphocytic leukemia, gastric mucosa-associated lymphoid tissue lymphoma, marginal zone lymphoma, and splenic marginal zone lymphoma. In this research, the inhibition of TLR7 and TLR9 suppressed MYD88 L265P induced signaling and promoted tumor cell death.

We presented results from our preclinical studies of IMO-8400 in April 2014 at the annual meeting of the American Association for Cancer Research. In these studies, IMO-8400 induced cell death in human Waldenström’s macroglobulinemia and DLBCL tumor cells harboring the MYD88 L265P oncogenic mutation. Consistent with its proposed mechanism of action, IMO-8400 treatment inhibited cell signaling pathways that promote tumor cell survival and proliferation including those referred to scientifically as IRAK1/4, NF-kB, STAT3 p38, and BTK. Further, in these studies, IMO-8400 treatment suppressed tumor cell production of cytokines such as interleukin-10, or IL-10, that create a favorable microenvironment for tumor cell survival and proliferation. In addition to inducing tumor cell death in vitro, IMO-8400 treatment of mice in xenograft models decreased tumor burden, even in studies where treatment was initiated after tumors had become well established. Tumor cells that did not harbor the MYD88 L265P mutation were not affected by IMO-8400 treatment, demonstrating the specificity of the treatment effect.

The preclinical observations reported by independent researchers and the data generated by us with IMO-8400 support our plans for the clinical development of IMO-8400 in B-cell lymphomas harboring the MYD88 L265P oncogenic mutation. It has been reported that approximately 90% of patients with Waldenström’s macroglobulinemia have the MYD88 L265P oncogenic mutation. We have initiated patient treatment in an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability and assessment of the clinical activity of escalating IMO-8400 dose levels using disease-specific international guidelines for classifying clinical response. The initial dose level is 0.6 mg/kg once per week, administered by subcutaneous injection. We expect to enroll up to approximately 30 patients in this trial.

We are also planning to conduct an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed or were refractory to prior therapy. With the concurrence of the U.S. Food and Drug Administration, or FDA, Center for Devices and Radiological Health, or CDRH, we are planning to enroll in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability and assessment of the clinical activity of escalating IMO-8400 dose levels using disease-specific international guidelines for classifying clinical response. We expect to enroll up to approximately 30 patients in this trial, and expect to initiate patient treatment in the second half of 2014.

We believe that Waldenström’s macroglobulinemia and DLBCL in patients with the MYD88 L265P mutation are each orphan indications with unmet medical need, based on prevalence of the indications. If we observe a therapeutic effect in either or both of our Phase 1/2 clinical trials, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval.

In May 2014, we entered into a collaboration with Abbott Molecular, Inc., or Abbott Molecular, for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation in future clinical trials of IMO-8400. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the FDA CDRH. We expect to pay approximately $6,700,000 in external development expenses to develop an assay as the prototype of the companion diagnostic, to validate the prototype during a Phase 2 clinical trial of IMO-8400, and to complete FDA and launch activities of the resultant final version of the companion diagnostic over five years under the agreement, subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if we are required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. We will not receive any revenues from future sales, if any, of the companion diagnostic.

Program in Autoimmune Diseases with Orphan Designation. We are planning to initiate clinical development of IMO-8400 for the treatment of autoimmune diseases which have been designated as orphan indications. We have evaluated autoimmune diseases with orphan indications for which we may develop our TLR antagonist candidates using selection criteria that include: the reported involvement of altered TLR expression; cytokine profile indicative of key TLR-mediated pathways; auto-antibody profile indicative of self-derived nucleic acids that can induce TLR-mediated immune responses; the identification of prospective clinical biomarkers for evaluation in early clinical trials; high unmet medical need; and established clinical diagnosis.

Based on these selection criteria, we have prioritized polymyositis, dermatomyositis, and graft-versus-host disease, or GvHD, as the initial orphan autoimmune disease indications for clinical evaluation. We anticipate initiating patient treatment in a clinical trial in patients with polymyositis or dermatomyositis and in a clinical trial in patients with GvHD in the second half of 2014. If we observe a therapeutic effect in one or more of these indications, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval. We are continuing to use the above criteria to prioritize additional autoimmune diseases with orphan indications for which we may develop our TLR antagonist candidates.

Clinical Proof-of-Concept for TLR Antagonism. We believe that clinical proof-of-concept for TLR antagonists as a potential therapeutic approach for autoimmune diseases has been demonstrated by the results of randomized, double-blinded Phase 2 clinical trials we have conducted in patients with moderate to severe psoriasis, including the top-line results from our Phase 2 clinical trial of IMO-8400 that we announced in the first quarter of 2014. We expanded the Phase 2 clinical trial of IMO-8400 in patients with psoriasis to include a higher dose cohort of 0.6 mg/kg or placebo with up to 12 patients. Dosing has been completed in all patients in the expansion cohort, and blinded data indicate all treatments were well tolerated. We intend to submit data from the Phase 2 clinical trial of IMO-8400 in patients with psoriasis for presentation at a medical meeting within 2014.

Expanding the Pipeline of TLR Antagonist Drug Candidates. We also have selected IMO-9200 as a second novel antagonist of TLR7, TLR8, and TLR9 for development as a drug candidate for potential use in selected autoimmune disease indications. We have initiated preclinical studies of IMO-9200 to support submission of an Investigational New Drug application, or IND, to the FDA. Pending the results of these studies, we expect to submit an IND for IMO-9200 and to initiate a Phase 1 clinical trial in the second half of 2014.

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

At March 31, 2014, we had an accumulated deficit of $421,845,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three months ended March 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014

Alliance Revenue

Alliance revenue consisted of reimbursement by licensees of costs associated with patent maintenance, amounting to $3,000 and $7,000 in the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses increased by $4,605,000, or 198%, from $2,328,000 for the three months ended March 31, 2013, to $6,933,000 for the three months ended March 31, 2014. In the following table, research and development expenses are set forth in the following four categories which are discussed beneath the table:

	Three Months Ended March 31, (in thousands)		Percentage Increase
	2014	2013	(Decrease)
IMO-8400 external development expense	$2,433	$600	306%
Companion diagnostic external development expense	800	—	—
Other drug development expense	2,524	909	178%
Basic discovery expense	1,176	819	44%

	$6,933	$2,328	198%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $6,396,000 in external development expenses through March 31, 2014, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our ongoing Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial in patients with DLBCL, and additional nonclinical studies.

The increase in our IMO-8400 external development expenses in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to costs incurred in 2014 in connection with preparation for our Phase 1/2 clinical trials in patients with genetically defined forms of B-cell lymphoma, manufacture of additional drug substance for use in our ongoing and planned clinical trials, and conduct of long-term nonclinical safety studies. These increases were partially offset by 2013 costs associated with our Phase 1 clinical trial in healthy subjects that was ongoing during the three months ended March 31, 2013.

We expect our IMO-8400 external development expenses to increase in 2014 due to patient enrollment as we conduct our ongoing and planned Phase 1/2 clinical trials of IMO-8400 in patients with genetically defined forms of B-cell lymphoma, our planned Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis, and our planned Phase 1/2 clinical trial of IMO-8400 in patients with GvHD, manufacturing costs for additional drug supplies of IMO-8400 for use in our ongoing and planned clinical trials and the conduct of ongoing long-term nonclinical safety studies of IMO-8400.

Companion Diagnostic External Development Expenses. These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation since January 2014, when development of the companion diagnostic commenced. During the three months ended March 31, 2014, we incurred $800,000 in companion diagnostic external development expenses, reflecting costs associated with start-up activities and the initiation of development of an assay as the prototype of the companion diagnostic. We will not receive any revenues from future sales of the companion diagnostic, if any.

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

The increase in other drug development expenses in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to costs of preclinical studies and manufacturing activities to support the planned IND submission for IMO-9200 in the second half of 2014. Increasing payroll costs, including the addition of a Chief Medical Officer in January 2014 and higher stock based compensation costs attributable to options granted after March 31, 2013, also contributed to the increase in other drug development expenses during the three months ended March 31, 2014. The increase in other drug development expenses in the three months ended March 31, 2014 was partially offset by a decrease in IMO-3100 development expenses, reflecting our decision in the second quarter of 2013 to focus our resources on the development of IMO-8400. We expect other drug development expenses to increase in 2014 due to costs associated with the planned IMO-9200 IND submission and increased headcount to support our drug development programs.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, TLR antisense, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increase in basic discovery expenses in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our GSO program. We anticipate an increase in basic discovery expenses in 2014 as we increase headcount and laboratory supply expenses consistent with our strategic plans to identify lead drug candidates for the first two disease indications to be targeted in our GSO program.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the full data set for our ongoing Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation, our planned Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis, our planned Phase 1/2 clinical trial of IMO-8400 in patients with GvHD, our IND-enabling development program and our planned Phase 1 proof-of-concept clinical trials in each of the first two disease indications selected for further development in our GSO program and our IND-enabling studies and planned Phase 1 clinical trial of IMO-9200, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $516,000, or 34%, from $1,527,000 in the three months ended March 31, 2013, to $2,043,000 in the three months ended March 31, 2014. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The increase in general and administrative expenses during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to increases in corporate communications, investor relations and recruiting expenses and higher stock based compensation costs primarily attributable to options granted after March 31, 2013.

Investment Income, Net

Investment income, net increased by $13,000, from $2,000 in the three months ended March 31, 2013 to $15,000 in the three months ended March 31, 2014, primarily due to an increase in investment balances, including corporate debt securities, in the three months ended March 31, 2014 resulting from our follow-on underwritten public offerings in September 2013 and February 2014.

Foreign Currency Exchange (Loss) Gain

Our foreign currency exchange loss was $3,000 in the three months ended March 31, 2014 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during this period. Our foreign currency exchange gain was $39,000 in the three months ended March 31, 2013 primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during this period.

Preferred Stock Dividends

The $185,000 and $279,000 in preferred stock dividends in the three months ended March 31, 2014 and 2013, respectively, reflects dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and our Series E convertible preferred stock, or Series E preferred stock, during the respective periods. The decrease in preferred stock dividends during the three months ended March 31, 2014 is mainly attributable to the conversion of our Series D preferred stock into common stock on February 6, 2014 at which time dividends on our Series D preferred stock ceased to accrue. Dividends on our Series E preferred stock are expected to amount to approximately $119,000 per quarter during such time that the Series E preferred stock remains outstanding.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $9,146,000 for the three months ended March 31, 2014, compared to $4,086,000 for the three months ended March 31, 2013. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2014, we incurred losses of $161,652,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $421,845,000 through March 31, 2014. We expect to continue to incur substantial operating losses in the future.

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

Collaboration Agreement

Under the terms of our collaboration with Merck KGaA, which was terminated in November 2011, we received in February 2008 a $40.0 million upfront license fee in Euros of which we received $39.7 million due to foreign currency exchange rates and approximately $12.1 million in milestone payments. In addition, Merck KGaA reimbursed us $4.5 million for expenses related to the development of IMO-2055, a TLR9 agonist. In connection with the termination of the collaboration, we regained all rights for developing TLR9 agonists for the treatment of cancer and agreed to reimburse Merck KGaA for up to €1.8 million ($2.5 million using a March 31, 2014 exchange rate) of Merck KGaA’s costs for the third-party contract research organization that was coordinating Merck KGaA’s Phase 2 trial of IMO-2055 in combination with cetuximab, payable in eleven installments commencing on March 1, 2012 including a final payment payable upon Merck KGaA’s completion of certain specified activities. As of March 31, 2014, we have paid €1.2 million of the €1.8 million ($1.6 million (using exchange rates in effect at the time that the payments were made) of the $2.5 million). We also agreed to pay to Merck KGaA one-time €1.0 million ($1.4 million using a March 31, 2014 exchange rate) milestone payments upon the occurrence of each of the following milestones: partnering of IMO-2055 with any third party, initiation of any Phase 2 or Phase 3 clinical trial for IMO-2055 and regulatory submission of IMO-2055 in any country.

Cash Flows

Three Months Ended March 31, 2014

As of March 31, 2014, we had approximately $70,644,000 in cash, cash equivalents and investments, a net increase of approximately $35,052,000 from December 31, 2013. Net cash used in operating activities totaled $7,602,000 during the three months ended March 31, 2014, reflecting our $8,961,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during the three months ended March 31, 2014 reflects the purchase of $616,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, and payments for the purchase of $12,000 in property and equipment.

The $42,700,000 net cash provided by financing activities during the three months ended March 31, 2014 primarily reflects $37,378,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2014, and $5,768,000 in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

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

The $247,000 net cash used in financing activities during the three months ended March 31, 2013 primarily reflects dividends paid on our Series D preferred stock and payments on our capital lease offset, in part, by the proceeds received from employee stock purchases under the ESPP.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $421,845,000 at March 31, 2014. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of April 15, 2014, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $70,644,000 at March 31, 2014. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	submit an IND to the FDA for IMO-9200 and conduct a Phase 1 clinical trial of IMO-9200;

•	conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD as the initial orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and an IND-enabling development program in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

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

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our terminated Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of March 31, 2014, we had net accrued obligations of €831,000 ($1,143,000 using a March 31, 2014 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At March 31, 2014, all of our invested funds were invested in a money market fund, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and commercial paper classified in short-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $70.6 million at March 31, 2014. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second half of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our planned Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	submit an IND to the FDA for IMO-9200 and conduct a Phase 1 clinical trial of IMO-9200;

•	conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD as the initial orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and an IND-enabling development program in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

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

We expect that we will require substantial additional funds to conduct additional research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development in our genetically defined forms of B-cell lymphoma and autoimmune disease programs and our GSO program and our ability to advance our product candidates and GSO technology on the timelines anticipated;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2014, we had an accumulated deficit of $421.8 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to March 31, 2014, we incurred losses of $161.6 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of March 31, 2014, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and autoimmune diseases and on the development of our GSO technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our autoimmune disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR- targeted candidates, including IMO-8400 and IMO-9200 for the treatment of certain genetically defined forms of B-cell lymphoma and for orphan autoimmune diseases. We also plan to invest substantial time and resources to further advance the development of our GSOs under our GSO program. For instance:

•	we initiated patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•	we initiated IND-enabling studies of IMO-9200 and, pending the results from these studies, expect to submit an IND for IMO-9200 and initiate a Phase 1 clinical trial of IMO-9200 in the second half of 2014;

•	we are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and in a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD in the second half of 2014; and

•	we are planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our drug candidates in our genetically defined forms of B-cell lymphoma and our autoimmune disease programs, and the successful identification, development and commercialization of drug candidates in our GSO program.

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

We have recently begun to focus our efforts on the research and development of product candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma, and our approach for the treatment of these genetically defined B-cell lymphomas is novel and may not result in any approved and marketable products.

We are in the early stages of developing our program in genetically defined forms of B-cell lymphoma, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist product candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. The scientific evidence to support the feasibility of developing product candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation and have also entered into an M-CRADA with NCI to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined forms of B-cell lymphoma. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our planned clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined forms of B-cell lymphoma will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a product candidate progress towards commercialization, we will need to develop companion diagnostics for such product candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third-party collaborators to successfully develop and commercialize these companion diagnostics on our behalf. In May 2014, we entered into an agreement with Abbott Molecular to develop a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation. We cannot assume that the program under this agreement will be successful.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with Waldenström’s macroglobulinemia or DLBCL and the MYD88 L265P oncogenic mutation, and a limited number of patients with polymyositis, dermatomyositis, or GvHD, other autoimmune diseases having orphan indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis, discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of our drug candidates and GSOs, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates and GSOs.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined B-cell lymphoma and autoimmune diseases and for use as vaccine adjuvants. We have one drug candidate, IMO-8400, in clinical development for the treatment of certain genetically defined B-cell lymphomas, including Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation, and our autoimmune disease program. We are also collaborating with Merck & Co. for the use of agonists of TLR7, TLR8 and TLR9 as vaccine adjuvants for cancer, infectious diseases and Alzheimer’s disease. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	conducting a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•	conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•	planning to submit an IND to the FDA for IMO-9200 and to initiate a Phase 1 clinical trial of IMO-9200 in the second half of 2014;

•	planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and in a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD in the second half of 2014; and

•	planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

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

We plan to develop companion diagnostics for our TLR antagonist product candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist product candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely on third parties or collaborators to perform these functions. In May 2014, we entered into an agreement with Abbott Molecular for the development and potential commercialization of a companion diagnostic with respect to our identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation in our genetically defined forms of B-cell lymphoma program with our TLR antagonist product candidate IMO-8400. We may enter into similar agreements for our other product candidates and possible expansion indications for IMO-8400. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization.

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

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain genetically defined forms of B-cell lymphoma and autoimmune diseases and on GSOs. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

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

As of April 15, 2014, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of April 15, 2014, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034.

As of April 15, 2014, we owned one issued U.S. patent, two U.S. patent applications and six foreign patent applications for our GSO compounds and methods of their use. The issued patent covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of April 15, 2014, our antisense patent portfolio included more than 55 U.S. patents, one U.S. patent application and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates ranging from 2014 to 2021.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of March 31, 2014, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 and Phase 2 clinical trials of IMO-3100, our Phase 1 clinical trial of IMO-8400, our ongoing

Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, and our planned Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

As of March 14, 2014, Baker Bros. Advisors LLC, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 1,613,076 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. As of March 14, 2014, and after giving effect to the 4.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, Baker Brothers beneficially owns 4.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, as of March 14, 2014, Baker Brothers would have beneficially owned 35.3% of our common stock.

As of March 14, 2014, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 13,626,469 shares of our common stock, 424,242 shares of our Series E preferred stock, which are currently convertible into 8,484,840 shares of our common stock, and warrants to purchase up to 18,295,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In connection with their ownership of shares of our Series E preferred stock, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. In addition, two members of our board of directors are affiliates of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to convert or exercise any securities held by them that are convertible or exercisable into shares of our common stock to the extent that such conversion or exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. As of March 14, 2014, and after giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, the Pillar Investment Entities beneficially own 19.99% of our outstanding common stock. If the Series E preferred stock and warrants held by the Pillar Investment Entities could be converted and exercised without these limitations, as of March 14, 2014, the Pillar Investment Entities would have beneficially owned 35.0% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2013 to April 15, 2014, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: May 12, 2014	/s/ Sudhir Agrawal
Sudhir Agrawal
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1	Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock.

10.1	First Amendment dated February 21, 2014 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.

10.2†	Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis Brenner, dated January 3, 2014.

10.3††	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).

10.4	Director Compensation Program.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 13, 2014 (SEC File No. 001-31918).
††	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2014 (SEC File No. 001-31918).