Form 10-Q
period 2014-06-30
IDERA PHARMACEUTICALS, INC.
filed 2014-08-12
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	83,767,193
Class	Outstanding as of July 15, 2014

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54,886	$26,278
Short-term investments	8,844	3,125
Prepaid expenses and other current assets	836	874

Total current assets	64,566	30,277
Long-term investments	1,004	6,189
Property and equipment, net	686	90
Restricted cash	311	311

Total assets	$66,567	$36,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,026	$904
Accrued expenses	4,221	3,506

Total current liabilities	6,247	4,410
Other liabilities	59	5

Total liabilities	6,306	4,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	5,528
Series D convertible preferred stock, Designated, issued and outstanding — zero shares and 1,124 shares at June 30, 2014 and December 31, 2013, respectively	—	5,464
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares ; Issued and outstanding — 83,758 and 66,252 shares at June 30, 2014 and December 31, 2013, respectively	84	66
Additional paid-in capital	484,799	434,285
Accumulated deficit	(430,153)	(412,884)
Accumulated other comprehensive gain (loss)	3	(7)

Total stockholders’ equity	60,261	32,452

Total liabilities and stockholders’ equity	$66,567	$36,867

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Alliance revenue	$38	$29	$41	$36
Operating expenses:
Research and development	5,637	1,997	12,570	4,325
General and administrative	2,730	1,599	4,773	3,126

Total operating expenses	8,367	3,596	17,343	7,451

Loss from operations	(8,329)	(3,567)	(17,302)	(7,415)
Other income (expense):
Investment income, net	16	2	31	4
Foreign currency exchange gain (loss)	5	(26)	2	13

Net loss	(8,308)	(3,591)	(17,269)	(7,398)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	118	2,030	303	2,309

Net loss applicable to common stockholders	$(8,426)	$(5,621)	$(17,572)	$(9,707)

Basic and diluted net loss per common share applicable to common stockholders (Note 13)	$(0.10)	$(0.15)	$(0.22)	$(0.30)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	82,961	38,048	79,509	32,875

Net loss	$(8,308)	$(3,591)	$(17,269)	$(7,398)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(1)	—	10	—

Comprehensive loss	$(8,309)	$(3,591)	$(17,259)	$(7,398)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17,269)	$(7,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,320	518
Depreciation and amortization expense	78	75
Amortization of investment premiums	96	—
Issuance of common stock for services rendered	36	9
Other	(3)	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38	(4)
Accounts payable, accrued expenses, and other liabilities	1,947	(1,214)

Net cash used in operating activities	(13,757)	(8,006)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,619)	—
Maturities of available-for-sale securities	2,000	—
Purchases of property and equipment	(533)	(1)

Net cash used in investing activities	(1,152)	(1)

Cash Flows from Financing Activities:
Proceeds from equity financings	37,202	14,721
Dividends paid	(463)	(509)
Proceeds from exercise of common stock warrants and options and employee stock purchases	6,780	2
Payments on capital lease	(2)	(2)

Net cash provided by financing activities	43,517	14,212

Net increase in cash and cash equivalents	28,608	6,205
Cash and cash equivalents, beginning of period	26,278	10,096

Cash and cash equivalents, end of period	$54,886	$16,301

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical stage biotechnology company advancing drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors (“TLRs”). In addition to Idera’s TLR program, the Company has initiated a research program to develop its gene silencing oligonucleotides (“GSOs”) to inhibit the production of disease-associated proteins by targeting RNA.

The Company’s lead drug candidate in its TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. IMO-8400 is in development for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of selected orphan autoimmune diseases. The Company has completed a Phase 1 trial of IMO-8400 in healthy subjects and a Phase 2 randomized, placebo-controlled trial in patients with moderate to severe plaque psoriasis. The Company is currently conducting a Phase 1/2 trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL, who harbor the MYD88 L265P oncogenic mutation. The Company is also advancing a second novel antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. The Company has completed preclinical studies of IMO-9200 to support initiation of clinical development.

Idera’s business strategy is to develop IMO-8400, IMO-9200, and other TLR antagonist drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases. In addition, the Company may seek to enter into collaborative alliances with pharmaceutical companies to advance its TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

At June 30, 2014, the Company had an accumulated deficit of $430,153,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) New Accounting Pronouncements - Recently Issued

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 – Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosure requirements for individually significant components that do not qualify as discontinued operations. This ASU will be effective prospectively for fiscal years beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been previously reported in financial statements previously issued. The Company does not expect the adoption of this ASU to have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2016. Early adoption of this ASU is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments and receivables. The estimated fair values of these financial instruments approximate their carrying values as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the Company’s Series E convertible preferred stock (the “Series E preferred stock”), the embedded features of which are discussed in Note 8(g) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2014 and December 31, 2013 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2014 and December 31, 2013 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Assets
Money market funds	$54,814	$54,814	$—	$—
Short-term investments – commercial paper	998	—	998	—
Short-term investments – corporate bonds	7,846	—	7,846	—
Long-term investments – corporate bonds	1,004	—	1,004	—

Total Assets	$64,662	$54,814	$9,848	$—

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Money market funds	$25,201	$25,201	$—	$—
Short-term investments – commercial paper	1,997	—	1,997	—
Short-term investments – corporate bonds	1,128	—	1,128	—
Long-term investments – corporate bonds	6,189	—	6,189	—

Total Assets	$34,515	$25,201	$9,314	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and commercial paper investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive gain (loss) or within stockholders’ equity on the balance sheets. The Company did not elect to measure any other financial assets or liabilities at fair value at June 30, 2014 or December 31, 2013.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$998	$—	$—	$998
Corporate bonds due in one year or less	7,842	—	4	7,846

Total short-term investments	8,840	—	4	8,844
Total long-term investments	1,005	(1)	—	1,004

Total investments	$9,845	$(1)	$4	$9,848

	December 31, 2013
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$1,997	$—	$—	$1,997
Corporate bonds due in one year or less	1,128	—	—	1,128

Total short-term investments	3,125	—	—	3,125
Corporate bonds due in one year or more	6,196	(7)	—	6,189

Total long-term investments	6,196	(7)	—	6,189

Total investments	$9,321	$(7)	$—	$9,314

The Company had no realized gains or losses from available-for-sale securities in the six months ended June 30, 2014 and 2013. There were no losses or other-than-temporary declines in value included in “Investment income, net” on the Company’s condensed statements of operations and comprehensive loss for any securities for the three and six months ended June 30, 2014 and 2013. The Company had no auction rate securities as of June 30, 2014 and December 31, 2013. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At June 30, 2014 and December 31, 2013, net property and equipment at cost consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Leasehold improvements	$525	$525
Laboratory equipment and other	3,238	2,854

Total property and equipment, at cost	3,763	3,379
Less: accumulated depreciation	3,077	3,289

Property and equipment, net	$686	$90

Depreciation and amortization expense was approximately $47,000 and $33,000 in the three months ended June 30, 2014 and 2013, respectively, and approximately $78,000 and $75,000 in the six months ended June 30, 2014 and 2013, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of June 30, 2014 and December 31, 2013, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Collaborations

(a) Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a collaboration with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health. The Company expects to pay approximately $6,700,000 in external development expenses over five years under the agreement to develop an assay as the prototype of the companion diagnostic, to validate the prototype during a Phase 2 clinical trial of IMO-8400, and to complete FDA regulatory requirements and launch activities of the final version of the companion diagnostic. Such expenses are subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company will not receive any revenues from future sales, if any, of the companion diagnostic. The Company expects to use the prototype companion diagnostic developed by Abbott Molecular in its ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and in future clinical trials of IMO-8400. The Company incurred $1,300,000 in expenses under the Abbott Molecular agreement through June 30, 2014.

(b) Amendment to Exclusive License and Research Collaboration Agreement with Merck Sharp & Dohme Corp.

In April 2014, the Company entered into an amendment to its exclusive license and research collaboration agreement with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc. (“Merck & Co.”)). Under the license and research collaboration agreement, which the Company entered into with Merck & Co. in December 2006, the Company had granted Merck & Co. worldwide exclusive rights to its TLR7, TLR8, and TLR9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. As a result of this amendment, Merck & Co.’s rights under the license and research collaboration agreement have been limited to specified TLR7, TLR8, and TLR9 agonists that Merck & Co. selected in January 2012, and the Company regained the rights to pursue its other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that it now has the right to pursue its TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields. Merck & Co.’s obligations under the agreement to pay the Company milestone payments and royalties continue in effect with respect to the specified TLR7, TLR8, and TLR9 agonists. However, in connection with this amendment, the Company agreed that, to the extent that the Company licenses to third parties any TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease and receives income under such licenses, Merck & Co. may credit against any milestone payments and royalties it owes to the Company an amount equal to 15% of the license income received by the Company under the third-party licenses, up to a maximum of $60.0 million in credits.

(11) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the six months ended June 30, 2014 and 2013 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive gain (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive gain (loss) for the six months ended June 30, 2014:

(In thousands)	Six Months ended June 30, 2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(7)
Change during the period	10

Accumulated unrealized gain on available-for-sale securities at end of period	$3

There was no accumulated unrealized gain or loss on available-for-sale securities during the six months ended June 30, 2013.

(12) Stock-Based Compensation

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

The Company recorded charges of $785,000 and $265,000 in its statements of operations and comprehensive loss for the three months ended June 30, 2014 and 2013, respectively, and $1,320,000 and $518,000 in its statements of operations and comprehensive loss for the six months ended June 30, 2014 and 2013, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 2,116,000 and 1,720,083 shares of common stock granted to employees and directors during the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013
Average risk free interest rate	1.6%	0.9%
Expected dividend yield	—	—
Expected lives (years)	4.8	5.0
Expected volatility	83.0%	61.0%
Weighted average grant date fair value of options granted during the period (per share)	$2.61	$0.36
Weighted average exercise price of options granted during the period (per share)	$4.01	$0.69

The expected lives and the expected volatility of the options granted during the six months ended June 30, 2014 and 2013 are based on historical experience. All options granted during the six months ended June 30, 2014 and 2013 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share Applicable to Common Stockholders

For the three and six months ended June 30, 2014 and 2013, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 80,016,676 and 85,807,964 for the six months ended June 30, 2014 and 2013, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended June 30, 2014, net loss per common share applicable to common stockholders reflects $118,000 in dividends accrued on shares of the Series E preferred stock. For the six months ended June 30, 2014, net loss per common share applicable to common stockholders reflects $303,000 in dividends accrued on shares of the Company’s Series D convertible preferred stock (“Series D preferred stock”) and the Series E preferred stock. As discussed in Note 15, “Related Party Transactions,” the Series D preferred stock was converted to common stock on February 6, 2014. For the three and six months ended June 30, 2013, net loss per common share applicable to common stockholders reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend, and $280,000 and $559,000, respectively, in dividends payable on shares of Series D preferred stock and Series E preferred stock. The $1,750,000 loss on extinguishment of the Series D preferred stock and the Series E preferred stock in the three and six months ended June 30, 2013 was recorded following the irrevocable waiver by the holder of the Series D preferred stock of the Series D preferred stock redemption rights and liquidation preferences and by the holders of the Series E preferred stock of the Series E preferred stock liquidation preferences, which irrevocable waivers became effective when the Company completed its follow-on underwritten public offering on May 7, 2013. The Company determined that the irrevocable waivers represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock and therefore accounted for them as an extinguishment of the Series D preferred stock and the Series E preferred stock.

(14) Common Stock Warrant and Option Exercises and Employee Stock Purchases

During the six months ended June 30, 2014, the Company issued 3,364,033 shares of common stock in connection with warrant and stock option exercises and purchases under the Company’s 1995 Employee Stock Purchase Plan (the “ESPP”) resulting in total proceeds to the Company of $6,780,000.

During the six months ended June 30, 2013, the Company issued 3,574 shares of common stock in connection with employee stock purchases under the ESPP, which resulted in total proceeds to the Company of $2,000. During this period, there were no warrant or option exercises.

(15) Related Party Transactions

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

Director Stock Purchases

The Company issued 8,546 and 18,617 shares of common stock in lieu of director board and committee fees of approximately $36,000 and $9,000 pursuant to the Company’s director compensation program during the six months ended June 30, 2014 and 2013, respectively.

(16) Financing

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

The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and offering costs and expenses and excluding the proceeds of the future exercise of the warrants, if any, were approximately $14.5 million.

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

(17) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a clinical stage biotechnology company advancing drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases. These drug candidates are designed to inhibit over-activation of specific Toll-like receptors, or TLRs. In addition to our TLR program, we have initiated a research program to develop our gene silencing oligonucleotides, or GSOs, to inhibit the production of disease-associated proteins by targeting RNA.

Programs for Toll-like Receptor Antagonists

Our lead drug candidate in our TLR program is IMO-8400, an antagonist of TLR7, TLR8, and TLR9. A TLR antagonist is a compound that blocks activation of an immune response through the targeted TLR. IMO-8400 is in development for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of selected orphan autoimmune diseases. We have completed a Phase 1 trial of IMO-8400 in healthy subjects and a Phase 2 randomized, placebo-controlled trial in patients with moderate to severe plaque psoriasis. In both trials, IMO-8400 was well tolerated and, in the Phase 2 trial, showed clinical activity. We currently are conducting a Phase 1/2 trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 trial in patients with diffuse large B-cell lymphoma, or DLBCL, who harbor the MYD88 L265P oncogenic mutation. We are also advancing a second novel antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. The Company has completed preclinical studies of IMO-9200 to support initiation of clinical development.

Our business strategy is to develop IMO-8400, IMO-9200, and other TLR antagonist drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of orphan autoimmune diseases. In addition, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus, and arthritis.

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

We presented results from our preclinical studies of IMO-8400 in April 2014 at the annual meeting of the American Association for Cancer Research, and in August 2014 at the American Society of Hematology Meeting on Lymphoma Biology. In these studies, IMO-8400 induced cell death in human Waldenström’s macroglobulinemia and DLBCL tumor cells harboring the MYD88 L265P oncogenic mutation. Consistent with its proposed mechanism of action, IMO-8400 treatment in these studies inhibited cell signaling pathways that promote tumor cell survival and proliferation including those referred to scientifically as IRAK1/4, NF-KB, STAT3 p38, and BTK. Further, in these studies, IMO-8400 suppressed tumor cell production of cytokines, such as interleukin-10, or IL-10, that create a favorable microenvironment for tumor cell survival and proliferation. In addition to inducing tumor cell death in vitro, IMO-8400 treatment of mice in xenograft models decreased tumor burden, even in studies where treatment was initiated after tumors had become well established. Tumor cells that did not harbor the MYD88 L265P mutation were not affected by IMO-8400 treatment, demonstrating the specificity of the treatment effect.

The preclinical observations reported by independent researchers and the preclinical data generated by us with IMO-8400 support our plans for the clinical development of IMO-8400 in B-cell lymphomas harboring the MYD88 L265P oncogenic mutation. In April 2014, we initiated patient treatment in an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed or were refractory to prior therapy. It has been reported that approximately 90% of patients with Waldenström’s macroglobulinemia have the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability and assessment of the clinical activity of escalating IMO-8400 dose levels using disease-specific international guidelines for classifying clinical response. The initial dose level is 0.6 mg/kg once per week, administered by subcutaneous injection. We expect to enroll up to approximately 30 patients in this trial. Initial data from a limited number of patients are expected by year end 2014.

We are also conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed or were refractory to prior therapy. With the concurrence of the U.S. Food and Drug Administration, or FDA, Center for Devices and Radiological Health, or CDRH, we will enroll in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability and assessment of the clinical activity of escalating IMO-8400 dose levels using disease-specific international guidelines for classifying clinical response. The initial dose level is 0.3 mg/kg twice per week, administered by subcutaneous injection. We expect to enroll up to approximately 30 patients in this trial, and expect to initiate patient treatment in the second half of 2014.

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

In May 2014, we entered into a collaboration with Abbott Molecular, Inc., or Abbott Molecular, for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the FDA CDRH. We expect to pay approximately $6,700,000 in external development expenses over five years under the agreement to develop an assay as the prototype of the companion diagnostic, to validate the prototype during a Phase 2 clinical trial of IMO-8400, and to complete FDA regulatory requirements and launch activities of the resultant final version of the companion diagnostic. Such expenses are subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if we are required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. We will not receive any revenues from future sales, if any, of the companion diagnostic. We expect to use the prototype companion diagnostic developed by Abbott Molecular in our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and in future clinical trials of IMO-8400.

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

Based on these selection criteria, we have prioritized polymyositis, dermatomyositis, and graft-versus-host disease, or GvHD, as the initial orphan autoimmune disease indications for clinical evaluation. We anticipate initiating patient treatment in a clinical trial in patients with polymyositis or dermatomyositis and in a clinical trial in patients with GvHD by year end 2014. If we observe a therapeutic effect in one or more of these indications, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval. We are continuing to use the above criteria to prioritize additional autoimmune diseases with orphan indications for which we may develop our TLR antagonist candidates.

Expanding the Pipeline of TLR Antagonist Drug Candidates. We are developing a second novel antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. We have completed preclinical studies of IMO-9200 to support initiation of clinical development in the second half of 2014.

Clinical Proof-of-Concept for TLR Antagonism. We believe that clinical proof-of-concept for TLR antagonists as a potential therapeutic approach for autoimmune diseases has been demonstrated by the results of randomized, double-blinded Phase 2 clinical trials of TLR antagonists that we have conducted in patients with moderate to severe psoriasis. In a recently completed Phase 2 trial, we evaluated IMO-8400 at four dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, or placebo, administered weekly for 12 weeks in 44 patients with moderate to severe plaque psoriasis. The primary objective of the trial was to evaluate safety and tolerability of IMO-8400 over a 12 week treatment period, with a secondary objective to evaluate the clinical activity of IMO-8400. The trial met its primary objective, as treatments at all dose levels were well tolerated with no treatment-related discontinuations, treatment-related serious adverse events, or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by Psoriasis Area Severity Index (PASI). We intend to submit data from the Phase 2 clinical trial of IMO-8400 in patients with psoriasis for presentation at a medical meeting within 2014.

The Phase 2 trials in patients with psoriasis were conducted to establish clinical proof of concept for application of TLR antagonists in the treatment of diseases in which TLR-mediated immune responses are implicated. Based on our business strategy, we are advancing clinical development of IMO-8400 in orphan diseases such as genetically defined B-cell lymphomas, polymyositis, dermatomyositis, and GvHD.

Other TLR Programs

Our pipeline of drug candidates also includes IMO-2055, a TLR9 agonist for potential applications as an immune therapy for the treatment of cancer. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. IMO-2055 has been well-tolerated and has shown evidence of clinical activity in completed Phase 1/2 trials in multiple cancer indications involving over 300 patients. Currently we are conducting preclinical studies of IMO-2055 to evaluate its therapeutic potential in combination with checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system.

Gene Silencing Oligonucleotide Technology to Target RNA

We are developing GSOs to inhibit the expression of disease-associated proteins by targeting RNA. Based on evaluations of GSOs targeted to disease-associated RNA in preclinical models, we believe our GSO technology has the potential to overcome several of the hurdles of antisense and RNA interference, or RNAi, technologies. We are currently undertaking an analysis of priority disease indications for development of drug candidates from our GSO technology. Our key considerations in identifying disease indications in our GSO program are: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof-of-concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We expect to identify the first two disease indications to be targeted in our GSO program in the second half of 2014, with the goal of initiating disease model studies and an IND-enabling development program in the first half of 2015. Based on this timeline, we could initiate Phase 1 proof-of-concept clinical trials for the first two disease indications as early as the second half of 2015.

Our business strategy for our GSO program is focused on the further development of our GSO technology. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

At June 30, 2014, we had an accumulated deficit of $430,153,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three and six months ended June 30, 2014.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014

Alliance Revenue

Alliance revenue consisted primarily of reimbursement by licensees of costs associated with patent maintenance, amounting to $38,000 and $29,000 in the three months ended June 30, 2014 and 2013, respectively, and $41,000 and $36,000 in the six months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses increased by $3,640,000, or 182%, from $1,997,000 for the three months ended June 30, 2013, to $5,637,000 for the three months ended June 30, 2014. Research and development expenses increased by $8,245,000, or 191%, from $4,325,000 for the six months ended June 30, 2013 to $12,570,000 for the six months ended June 30, 2014. In the following table, research and development expenses are set forth in the following four categories which are discussed beneath the table:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
IMO-8400 external development expense	$1,407	$596	136%	$3,840	$1,196	221%
Companion diagnostic external development expense	500	—	—	1,300	—	—
Other drug development expense	1,885	617	206%	4,409	1,526	189%
Basic discovery expense	1,845	784	135%	3,021	1,603	88%

	$5,637	$1,997	182%	$12,570	$4,325	191%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $7,803,000 in external development expenses through June 30, 2014, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL, and additional nonclinical studies.

The increases in our IMO-8400 external development expenses in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were primarily attributable to costs incurred in 2014 in connection with preparation for and conduct of our Phase 1/2 clinical trials in patients with genetically defined forms of B-cell lymphoma and the conduct of long-term nonclinical safety studies. The increase in the six months ended June 30, 2014 was also attributable to costs incurred in the first quarter of 2014 in connection with the manufacture of additional drug substance for use in our ongoing and planned clinical trials. These increases were partially offset by 2013 costs associated with our Phase 1 clinical trial of IMO-8400 in healthy subjects and with our Phase 2 clinical trial of IMO-8400 in patients with psoriasis.

We expect our IMO-8400 external development expenses to increase in the second half of 2014 due to patient enrollment as we conduct our ongoing Phase 1/2 clinical trials of IMO-8400 in patients with genetically defined forms of B-cell lymphoma, our planned Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis, and our planned Phase 1/2 clinical trial of IMO-8400 in patients with GvHD, and due to manufacturing costs for additional drug supplies of IMO-8400 for use in our ongoing and planned clinical trials and the conduct of ongoing long-term nonclinical safety studies of IMO-8400.

Companion Diagnostic External Development Expenses. These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation since January 2014, when development of the companion diagnostic commenced. During the three and six months ended June 30, 2014, we incurred $500,000 and $1,300,000, respectively, in companion diagnostic external development expenses, reflecting costs associated with start-up activities and the initiation of development of an assay as the prototype of the companion diagnostic. We will not receive any revenues from future sales of the companion diagnostic, if any.

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

The increases in other drug development expenses in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were primarily due to costs of preclinical studies and manufacturing activities to support the initiation of a planned Phase 1 clinical trial of IMO-9200 in the second half of 2014. Increasing payroll costs, including the addition of a Chief Medical Officer in January 2014 and additional headcount associated with our increasing drug development programs and higher stock based compensation costs attributable to options granted after May 15, 2013, also contributed to the increase in other drug development expenses during the three and six months ended June 30, 2014. The increase in other drug development expenses in the three and six months ended June 30, 2014 was partially offset by a decrease in IMO-3100 development expenses, reflecting our decision in the second quarter of 2013 to focus our resources on the development of IMO-8400. We expect other drug development expenses to increase in the second half of 2014 due to costs associated with the planned clinical development of IMO-9200 and increased headcount to support our drug development programs.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, TLR antisense, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increases in basic discovery expenses in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our GSO program. We anticipate an increase in basic discovery expenses in 2014 as we increase headcount and laboratory supply expenses consistent with our strategic plans to identify lead drug candidates for the first two disease indications to be targeted in our GSO program.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing and planned clinical trials of IMO-8400 and IMO-9200 and our planned IND-enabling development programs and subsequent Phase 1 proof-of-concept clinical trials in each of the first two disease indications selected for further development in our GSO program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $1,131,000, or 71%, from $1,599,000 in the three months ended June 30, 2013, to $2,730,000 in the three months ended June 30, 2014 and increased by $1,647,000, or 53%, from $3,126,000 in the six months ended June 30, 2013 to $4,773,000 in the six months ended June 30, 2014. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The increases in general and administrative expenses during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were primarily due to higher stock based compensation costs primarily attributable to options granted after May 15, 2013, higher cash compensation costs, including additional headcount associated with our strategic focus on our orphan disease and oncology programs and the accrual of incentive compensation, and increases in corporate communications, investor relations and recruiting expenses.

Investment Income, Net

Investment income, net increased by $14,000, from $2,000 in the three months ended June 30, 2013 to $16,000 in the three months ended June 30, 2014, and by $27,000, from $4,000 in the six months ended June 30, 2013 to $31,000 in the six months ended June 30, 2014 primarily due to an increase in investment balances, including corporate debt securities, in the 2014 periods resulting from our follow-on underwritten public offerings in September 2013 and February 2014 and warrant and option exercises.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange gains were $5,000 and $2,000 in the three and six months ended June 30, 2014, respectively, primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during these periods. Our foreign currency exchange loss was $26,000 in the three months ended June 30, 2013 primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during this period. Our foreign currency exchange gain was $13,000 in the six months ended June 30, 2013 primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during this period.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Dividends

The $118,000 in preferred stock dividends in the three months ended June 30, 2014 reflects dividends accrued on shares of our Series E convertible preferred stock, or Series E preferred stock. The $303,000 in preferred stock dividends in the six months ended June 30, 2014 reflects dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and our Series E preferred stock. Our Series D preferred stock was converted into common stock on February 6, 2014 at which time dividends on our Series D preferred stock ceased to accrue.

The $2,030,000 in preferred stock dividends in the three months ended June 30, 2013 consisted of $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that we charged to net loss applicable to common stockholders as a preferred stock dividend, $211,000 in dividends payable on shares of our Series D preferred stock and $69,000 in dividends payable on shares of our Series E preferred stock. The $2,309,000 in preferred stock dividends in the six months ended June 30, 2013 consisted of $1,750,000 related to the loss on extinguishment, of the Series D preferred stock and the Series E preferred stock that we charged to net loss applicable to common stockholders as a preferred stock dividend, $422,000 in dividends payable on shares of our Series D preferred stock and $137,000 in dividends payable on shares of our Series E preferred stock. The $1,750,000 loss on extinguishment of the Series D preferred stock and the Series E preferred stock in the three and six months ended June 30, 2013 was recorded following the irrevocable waiver by the holder of our Series D preferred stock of the Series D preferred stock redemption rights and liquidation preferences and by the holders of the Series E preferred stock of Series E preferred stock liquidation preferences, which irrevocable waivers became effective when we completed our follow-on underwritten public offering on May 7, 2013. We determined that the irrevocable waivers represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock and therefore accounted for them as an extinguishment of the Series D preferred stock and the Series E preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $8,426,000 for the three months ended June 30, 2014, compared to $5,621,000 for the three months ended June 30, 2013 and $17,572,000 for the six months ended June 30, 2014 compared to $9,707,000 for the six months ended June 30, 2013. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2014, we incurred losses of $169,960,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $430,153,000 through June 30, 2014. We expect to continue to incur substantial operating losses in the future.

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

Cash Flows

Six Months Ended June 30, 2014

As of June 30, 2014, we had approximately $64,734,000 in cash, cash equivalents and investments, a net increase of approximately $29,142,000 from December 31, 2013. Net cash used in operating activities totaled $13,757,000 during the six months ended June 30, 2014, reflecting our $17,269,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during the six months ended June 30, 2014 reflects the purchase of $2,619,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $2,000,000 of available-for-sale securities, and payments for the purchase of $533,000 in property and equipment.

The $43,517,000 net cash provided by financing activities during the six months ended June 30, 2014 primarily reflects $37,302,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $100,000 in costs related to our 2013 financings, and $6,780,000 in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

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

The $14,212,000 net cash provided by financing activities during the six months ended June 30, 2013 primarily reflects $14,832,000 in net proceeds from our follow-on underwritten public offering of our securities in May, 2013 which were partially offset by $111,000 in costs related to our 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

Funding Requirements

We have incurred operating losses in all fiscal years except 2002, 2008 and 2009, and we had an accumulated deficit of $430,153,000 at June 30, 2014. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of July 15, 2014, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $64,734,000 at June 30, 2014.We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations through the second quarter of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	finalize our Phase 2 clinical trial of IMO-8400 in patients with psoriasis;

•	complete our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	conduct a Phase 1 clinical trial of IMO-9200;

•	conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD as the initial orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

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

We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development activities in our autoimmune disease and genetically defined forms of B-cell lymphoma programs and our GSO program and our ability to advance our product candidates and GSO technology on the timelines anticipated;

•	the cost, timing and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our terminated Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of June 30, 2014, we had net accrued obligations of €665,000 ($908,000 using a June 30, 2014 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At June 30, 2014, all of our invested funds were invested in a money market fund, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and commercial paper classified in short-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $64.7 million at June 30, 2014.We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations through the second quarter of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	finalize our Phase 2 clinical trial of IMO-8400 in patients with psoriasis;

•	complete our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL and the MYD88 L265P oncogenic mutation;

•	conduct a Phase 1 clinical trial of IMO-9200;

•	conduct a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD as the initial orphan indications that we have selected for further development in our autoimmune disease program;

•	conduct disease model studies and IND-enabling development program in each of the first two disease indications selected for further development in our GSO program; and

•	conduct a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program.

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

We expect that we will require substantial additional funds to conduct additional research and development, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We may seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development activities in our autoimmune disease and genetically defined forms of B-cell lymphoma programs and our GSO program and our ability to advance our product candidates and GSO technology on the timelines anticipated;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2014, we had an accumulated deficit of $430.2 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to June 30, 2014, we incurred losses of $170.0 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of July 15, 2014, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our autoimmune disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates, including IMO-8400 and IMO-9200 for the treatment of certain genetically defined forms of B-cell lymphoma and for orphan autoimmune diseases. We also plan to invest substantial time and resources to further advance the development of our GSOs under our GSO program. For instance:

•	we initiated patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•	we completed preclinical studies of IMO-9200 and expect to initiate a Phase 1 clinical trial of IMO-9200 in the second half of 2014;

•	we are planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and in a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD by year end 2014; and

•	we are planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

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

We are in the early stages of developing our program in genetically defined forms of B-cell lymphoma, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist product candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. The scientific evidence to support the feasibility of developing product candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined forms of B-cell lymphoma. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our planned clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined forms of B-cell lymphoma will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a product candidate progress towards commercialization, we will need to develop companion diagnostics for such product candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third-party collaborators to successfully develop and commercialize these companion diagnostics on our behalf. In May 2014, we entered into an agreement with Abbott Molecular to develop a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation. We cannot assume that the program under this agreement will be successful.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with Waldenström’s macroglobulinemia or DLBCL and the MYD88 L265P oncogenic mutation, and a limited number of patients with polymyositis, dermatomyositis, GvHD, or other autoimmune diseases having orphan indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our principal competitor developing TLR-targeted compounds for autoimmune diseases is Dynavax, with its collaborator GlaxoSmithKline. Merck & Co.’s vaccines using our TLR7, TLR8, or TLR9 agonists as adjuvants may compete with vaccines using TLR agonists as adjuvants being developed or marketed by GlaxoSmithKline, Novartis, Dynavax, VaxInnate, Inc., Intercell AG, and Cytos Biotechnology AG.

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

Even if we obtain regulatory approval for any of our product candidates, we will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	finalizing a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•	conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation in the second half of 2014;

•	planning to initiate a Phase 1 clinical trial of IMO-9200 in the second half of 2014;

•	planning to initiate patient treatment in a Phase 1/2 clinical trial of IMO-8400 in patients with polymyositis or dermatomyositis and in a Phase 1/2 clinical trial of IMO-8400 in patients with GvHD by year end 2014; and

•	planning to initiate a Phase 1 proof-of-concept clinical trial in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

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

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our GSO technology. For example, potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-3100, IMO-2055, and our other TLR-targeted drug candidates, given our setbacks with respect to these drug candidates. Additionally, in the event we seek collaborations for our GSO program, any potential collaborators may not be willing to enter into a collaboration with us due to the early stage of this technology. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of July 31, 2014, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of July 15, 2014, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034.

As of July 31, 2014, we owned one issued U.S. patent, two U.S. patent applications and six foreign patent applications for our GSO compounds and methods of their use. The issued patent covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of July 31, 2014, our antisense patent portfolio included more than 45 U.S. patents and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2023.

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

Currently, we have not in-licensed any patents or patent applications related to our TLR-targeted drug candidate programs or our GSO compounds and methods of their use. However, we are party to five royalty-bearing license agreements under which we have acquired rights to patents, patent applications, and technology of third parties in the field of antisense technology, which may be applicable to our TLR-targeted antisense. Under these licenses we are obligated to pay royalties on net sales by us of products or processes covered by a valid claim of a patent or patent application licensed to us. We also are required in some cases to pay a specified percentage of any sublicense income that we may receive. These licenses impose various commercialization, sublicensing, insurance, and other obligations on us.

Our failure to comply with these requirements could result in termination of the licenses. These licenses generally will otherwise remain in effect until the expiration of all valid claims of the patents covered by such licenses or upon earlier termination by the parties. The issued patents covered by these licenses expire at various dates through 2023. If one or more of these licenses is terminated, we may be delayed in our efforts, or be unable, to develop and market the products that are covered by the applicable license or licenses.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of June 30, 2014, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

        We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We contracted with contract research organizations to manage our Phase 1 clinical trial of IMO-8400, our Phase 2 clinical trial of IMO-8400 in patients with psoriasis, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our drug candidates. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our infrastructure.

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

We have two significant securityholders. If these securityholders choose to act together, they could exert substantial influence over our business. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock.

As of March 14, 2014, Baker Bros. Advisors LLC, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 1,613,076 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of July 15, 2014, and based on the securities held by Baker Brothers as of March 14, 2014, Baker Brothers beneficially owned 4.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of July 15, 2014, and based on the securities held by Baker Brothers as of March 14, 2014, Baker Brothers would have beneficially owned 34.9% of our common stock.

As of March 14, 2014, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 13,626,469 shares of our common stock, 424,242 shares of our Series E preferred stock, which are convertible into 8,484,840 shares of our common stock, and warrants to purchase up to 18,295,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In connection with their ownership of shares of our Series E preferred stock, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to convert or exercise any securities held by them that are convertible or exercisable into shares of our common stock to the extent that such conversion or exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of July 15, 2014, and based on the securities held by the Pillar Investment Entities as of March 14, 2014, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the Series E preferred stock and warrants held by the Pillar Investment Entities could be converted and exercised without these limitations, then as of July 15, 2014, and based on the securities held by the Pillar Investment Entities as of March 14, 2014, the Pillar Investment Entities would have beneficially owned 36.6% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2013 to July 15, 2014, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: August 12, 2014	/s/ Sudhir Agrawal
Sudhir Agrawal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2014	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014.

10.2†	Amendment No. 1 to Exclusive License and Research Collaboration Agreement, dated April 29, 2014, by and between Merck Sharp & Dohme Corp. and Idera Pharmaceuticals, Inc.

10.3†	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.

10.4*	2013 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014 (SEC File No. 001-31918).