Form 10-Q
period 2014-09-30
IDERA PHARMACEUTICALS, INC.
filed 2014-11-07
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, par value $.001 per share	85,810,683
Class	Outstanding as of October 15, 2014

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,491	$26,278
Short-term investments	9,789	3,125
Prepaid expenses and other current assets	1,102	874

Total current assets	59,382	30,277
Long-term investments	—	6,189
Property and equipment, net	926	90
Restricted cash and other assets	324	311

Total assets	$60,632	$36,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,064	$904
Accrued expenses	4,616	3,506
Current portion of note payable	59	—

Total current liabilities	6,739	4,410
Note payable, net of current portion	804	—
Other liabilities	268	5

Total liabilities	7,811	4,415
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated, issued and outstanding — 424 shares	5,528	5,528
Series D convertible preferred stock, Designated, issued and outstanding — zero shares and 1,124 shares at September 30, 2014 and December 31, 2013, respectively	—	5,464
Series A convertible preferred stock, Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 85,802 and 66,252 shares at September 30, 2014 and December 31, 2013, respectively	86	66
Additional paid-in capital	486,817	434,285
Accumulated deficit	(439,608)	(412,884)
Accumulated other comprehensive loss	(2)	(7)

Total stockholders’ equity	52,821	32,452

Total liabilities and stockholders’ equity	$60,632	$36,867

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Alliance revenue	$30	$7	$71	$43
Operating expenses:
Research and development	6,678	2,510	19,248	6,835
General and administrative	2,873	2,179	7,646	5,305

Total operating expenses	9,551	4,689	26,894	12,140

Loss from operations	(9,521)	(4,682)	(26,823)	(12,097)
Other income (expense):
Investment income, net	14	2	45	6
Foreign currency exchange gain (loss)	52	(58)	54	(45)

Net loss	(9,455)	(4,738)	(26,724)	(12,136)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	119	278	422	2,587

Net loss applicable to common stockholders	$(9,574)	$(5,016)	$(27,146)	$(14,723)

Basic and diluted net loss per common share applicable to common stockholders (Note 13)	$(0.11)	$(0.11)	$(0.33)	$(0.40)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	84,527	45,720	81,200	37,203

Net loss	$(9,455)	$(4,738)	$(26,724)	$(12,136)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(5)	—	5	—

Comprehensive loss	$(9,460)	$(4,738)	$(26,719)	$(12,136)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash Flows from Operating Activities:
Net loss	$(26,724)	$(12,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,086	994
Depreciation and amortization expense	135	106
Amortization of investment premiums	149	—
Issuance of common stock for services rendered	62	18
Other	(8)	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(228)	(199)
Accounts payable, accrued expenses, and other liabilities	2,718	(1,499)

Net cash used in operating activities	(21,810)	(12,675)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,619)	—
Maturities of available-for-sale securities	2,000	—
Purchases of property and equipment	(891)	(4)

Net cash used in investing activities	(1,510)	(4)

Cash Flows from Financing Activities:
Proceeds from equity financings	37,137	40,538
Proceeds from issuance of note payable	850	—
Dividends paid	(582)	(1,067)
Proceeds from exercise of common stock warrants and options and employee stock purchases	8,132	1,864
Payments on capital lease	(4)	(3)

Net cash provided by financing activities	45,533	41,332

Net increase in cash and cash equivalents	22,213	28,653
Cash and cash equivalents, beginning of period	26,278	10,096

Cash and cash equivalents, end of period	$48,491	$38,749

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare diseases. The Company’s lead drug candidate is IMO-8400, a novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR9. IMO-8400 is in development for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of selected rare autoimmune diseases. The Company previously completed a Phase 1 clinical trial of IMO-8400 in healthy subjects and a Phase 2 proof-of-concept clinical trial in patients with moderate to severe plaque psoriasis.

Idera is currently conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma (“DLBCL”), who harbor the MYD88 L265P oncogenic mutation. The Company is also evaluating the potential application of TLR antagonism in rare diseases such as dermatomyositis, a rare debilitating autoimmune disease, as well as Duchenne muscular dystrophy (“DMD”) and potentially other indications. The Company believes it can develop and commercialize therapies on its own in these disease indications, which are characterized by small, well-defined patient populations with serious unmet medical needs.

The Company is also advancing a second novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR 9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. The Company initiated patient dosing in a Phase 1 clinical trial of IMO-9200 in healthy volunteers in October 2014 and plans to select a lead indication for further development of this drug candidate in the first half of 2015. Idera is also developing gene silencing oligonucleotides (“GSOs”), a third generation antisense technology designed to inhibit the production of disease-associated proteins. The Company believes this technology may offer significant advantages over other currently practiced antisense and RNA interference (“RNAi”) technologies.

At September 30, 2014, the Company had an accumulated deficit of $439,608,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) New Accounting Pronouncements — Recently Issued

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosure requirements for individually significant components that do not qualify as discontinued operations. This ASU will be effective prospectively for fiscal years beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been previously reported in financial statements previously issued. The Company does not expect the adoption of this ASU to have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2016. Early adoption of this ASU is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments and receivables. The estimated fair values of these financial instruments approximate their carrying values as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the Company’s Series E convertible preferred stock (the “Series E preferred stock”), the embedded features of which are discussed in Note 8(g) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Note Agreement, which is discussed in Note 16, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2014 and December 31, 2013 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2014 and December 31, 2013 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets
Money market funds	$47,181	$47,181	$—	$—
Short-term investments — commercial paper	999	—	999	—
Short-term investments — corporate bonds	8,790	—	8,790	—

Total Assets	$56,970	$47,181	$9,789	$—

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Money market funds	$25,201	$25,201	$—	$—
Short-term investments — commercial paper	1,997	—	1,997	—
Short-term investments — corporate bonds	1,128	—	1,128	—
Long-term investments — corporate bonds	6,189	—	6,189	—

Total Assets	$34,515	$25,201	$9,314	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and commercial paper investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive gain (loss) or within stockholders’ equity on the balance sheets. The Company did not elect to measure any other financial assets or liabilities at fair value at September 30, 2014 or December 31, 2013.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments — commercial paper	$999	$—	$—	$999
Short-term investments — corporate bonds	8,792	(3)	1	8,790

Total investments	$9,791	$(3)	$1	$9,789

	December 31, 2013
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments — commercial paper	$1,997	$—	$—	$1,997
Short-term investments — corporate bonds	1,128	—	—	1,128

Total short-term investments	3,125	—	—	3,125
Long-term investments — corporate bonds	6,196	(7)	—	6,189

Total investments	$9,321	$(7)	$—	$9,314

The Company had no realized gains or losses from available-for-sale securities in the nine months ended September 30, 2014 and 2013. There were no losses or other-than-temporary declines in value included in “Investment income, net” on the Company’s condensed statements of operations and comprehensive loss for any securities for the three and nine months ended September 30, 2014 and 2013. The Company had no auction rate securities as of September 30, 2014 and December 31, 2013. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At September 30, 2014 and December 31, 2013, net property and equipment at cost consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Leasehold improvements	$525	$525
Laboratory equipment and other	3,536	2,854

Total property and equipment, at cost	4,061	3,379
Less: accumulated depreciation	3,135	3,289

Property and equipment, net	$926	$90

Depreciation and amortization expense was approximately $57,000 and $31,000 in the three months ended September 30, 2014 and 2013, respectively, and approximately $135,000 and $106,000 in the nine months ended September 30, 2014 and 2013, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of September 30, 2014 and December 31, 2013, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Collaborations

(a) Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a collaboration with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health. The Company expects to pay approximately $6,700,000 in external development expenses over five years under the agreement to develop an assay as the prototype of the companion diagnostic, to validate the prototype during its ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL, and to complete FDA regulatory requirements and launch activities of the final version of the companion diagnostic. Such expenses are subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company will not receive any revenues from future sales, if any, of the companion diagnostic. The Company expects to use the prototype companion diagnostic developed by Abbott Molecular in its ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and in future clinical trials of IMO-8400 in which it needs to identify patients with the MYD88 L265P oncogenic mutation. The Company incurred $1,808,000 in expenses under the Abbott Molecular agreement through September 30, 2014.

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

(11) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the nine months ended September 30, 2014 and 2013 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive gain (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive gain (loss) for the nine months ended September 30, 2014:

(In thousands)	Nine Months ended September 30, 2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(7)
Change during the period	5

Accumulated unrealized loss on available-for-sale securities at end of period	$(2)

There was no accumulated unrealized gain or loss on available-for-sale securities during the nine months ended September 30, 2013.

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

The Company recorded charges of $766,000 and $476,000 in its statements of operations and comprehensive loss for the three months ended September 30, 2014 and 2013, respectively, and $2,086,000 and $994,000 in its statements of operations and comprehensive loss for the nine months ended September 30, 2014 and 2013, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 2,518,500 and 3,130,083 shares of common stock granted to employees and directors during the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Average risk free interest rate	1.6%	1.3%
Expected dividend yield	—	—
Expected lives (years)	4.8	5.2
Expected volatility	83.0%	62.0%
Weighted average grant date fair value of options granted during the period (per share)	$2.47	$0.49
Weighted average exercise price of options granted during the period (per share)	$3.80	$0.92

The expected lives and the expected volatility of the options granted during the nine months ended September 30, 2014 and 2013 are based on historical experience. All options granted during the nine months ended September 30, 2014 and 2013 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share Applicable to Common Stockholders

For the three and nine months ended September 30, 2014 and 2013, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 78,349,485 and 87,624,124 for the nine months ended September 30, 2014 and 2013, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended September 30, 2014, net loss per common share applicable to common stockholders reflects $119,000 in dividends accrued on shares of the Series E preferred stock. For the nine months ended September 30, 2014, net loss per common share applicable to common stockholders reflects $422,000 in dividends accrued on shares of the Company’s Series D convertible preferred stock (“Series D preferred stock”) and the Series E preferred stock. As discussed in Note 15, “Related Party Transactions,” the Series D preferred stock was converted to common stock on February 6, 2014.

For the three and nine months ended September 30, 2013, net loss per common share applicable to common stockholders reflects $278,000 and $837,000, respectively, in dividends payable on shares of Series D preferred stock and Series E preferred stock. For the nine months ended September 30, 2013, net loss per common share applicable to common stockholders also reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend. The $1,750,000 loss on extinguishment of the Series D preferred stock and the Series E preferred stock in the nine months ended September 30, 2013 was recorded following the irrevocable waiver by the holder of the Series D preferred stock of the Series D preferred stock redemption rights and liquidation preferences and by the holders of the Series E preferred stock of the Series E preferred stock liquidation preferences, which irrevocable waivers became effective when the Company completed its follow-on underwritten public offering on May 7, 2013. The Company determined that the irrevocable waivers represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock and therefore accounted for them as an extinguishment of the Series D preferred stock and the Series E preferred stock.

(14) Common Stock Warrant and Option Exercises and Employee Stock Purchases

During the nine months ended September 30, 2014, the Company issued 5,398,609 shares of common stock in connection with purchases under the Company’s 1995 Employee Stock Purchase Plan (the “ESPP”) and warrant and stock option exercises, which resulted in total proceeds to the Company of $8,132,000.

During the nine months ended September 30, 2013, the Company issued 3,780,945 shares of common stock in connection with employee stock purchases under the ESPP and warrant and stock option exercises, which resulted in total proceeds to the Company of $1,864,000.

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

Director Stock Purchases

The Company issued 17,753 and 31,117 shares of common stock in lieu of director board and committee fees of approximately $62,000 and $18,000 pursuant to the Company’s director compensation program during the nine months ended September 30, 2014 and 2013, respectively.

(16) Financing

Loan and Security Agreement

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC, (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3,000,000 in one or more advances each of which is to be evidenced by a promissory note. The Company’s obligations to Oxford will be secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance will include interest at a fixed interest rate equal to the greater of 7.5% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which is July 1, 2015 for any equipment advance made on or before June 30, 2015, and is the first monthly payment date for any equipment advance made on or after July 1, 2015. Monthly installments payable prior to July 1, 2015 will consist of accrued interest only and monthly installments payable on or after July 1, 2015 will consist of principal and accrued interest.

The Company is required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The final payments will be accrued as interest expense over the term of each equipment advance using the effective interest method. The weighted average annual effective interest rate on the notes payable based on the amount advanced through September 30, 2014, including accrual of the final payment, is 11.1%. If the Company prepays all or a portion of the principal amount of any equipment advance prior to maturity, it will be required to pay Oxford a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

As of September 30, 2014, the Company had received approximately $893,000 in advances under the loan and security agreement and an additional $2,107,000 remained available under the agreement. Aggregate future minimum payments, reflecting payments on outstanding principal plus interest, due under the loan and security agreement as of September 30, 2014 were as follows (in thousands):

Year ending December 31,
2014	$11
2015	200
2016	333
2017	333
2018	168

Total minimum payments	1,045
Less amount representing interest	(152)

Notes payable, gross	893
Unamortized facility fee	(30)
Accrual of final payment	—

Notes payable, balance	863
Less current portion of notes payable	(59)

Non-current portion of notes payable	$804

The loan and security agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Oxford’s security interest or in the value of the collateral, a material impairment of the prospect of repayment of the loans and a material adverse change in the business, operations or conditions of the Company. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Oxford may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement.

The Company assessed all terms and features of the Note Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Note Agreement, including put and call features. The Company determined that all features of the Note Agreement are clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. The Company will continue to reassess the features to determine if they require separate accounting on a quarterly basis.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop nucleic acid therapeutics. These technologies are based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. With our Toll-like receptor, or TLR, targeting technology, we design synthetic oligonucleotide-based drug candidates to act by modulating specific TLRs. In addition, we are developing gene silencing oligonucleotides (GSOs), a third generation antisense technology designed to inhibit the production of disease-associated proteins.

Our business strategy focuses on the development of drug candidates for rare diseases, as we believe we can develop and commercialize therapies on our own in disease indications characterized by small, well-defined patient populations with serious unmet medical needs. For broader disease indications, we plan to execute early-stage development through proof-of-concept clinical trials and explore potential collaborative alliances to support late-stage development and commercialization.

Proprietary TLR Modulation Technology Platform

TLRs play a central role in the immune system by regulating signaling cascades that stimulate inflammation. As a result, we believe TLRs are potential therapeutic targets for the treatment of a broad range of diseases. Using our chemistry-based platform, we have designed TLR antagonists and agonists to act by modulating the activity of targeted TLRs.

Our lead drug candidate is IMO-8400, a novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9. A TLR antagonist is a compound that inhibits an immune response through the targeted TLR. Currently, we are developing IMO-8400 for the treatment of certain rare genetically defined forms of B-cell lymphoma and for the treatment of rare autoimmune diseases. In completed Phase 1 and Phase 2 clinical trials, IMO-8400 was well tolerated in 30 healthy subjects and 44 subjects with moderate to severe plaque psoriasis. In the Phase 2 proof-of-concept clinical trial in patients with moderate to severe plaque psoriasis, IMO-8400 showed evidence of clinical activity.

IMO-8400 Development Program in Genetically Defined Forms of B-cell Lymphoma. Independent research has suggested that the inhibition of specific TLRs may be a useful approach in the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. The MYD88 L265P oncogenic mutation has been reported in patients with Waldenström’s macroglobulinemia, diffuse large B-cell lymphoma, or DLBCL, and other forms of B-cell malignancies, including Burkitt’s lymphoma, cutaneous diffuse large B-cell lymphoma (leg type), chronic lymphocytic leukemia, gastric mucosa-associated lymphoid tissue lymphoma, marginal zone lymphoma, and splenic marginal zone lymphoma. Independent research reported by investigators from the National Cancer Institute at the American Association for Cancer Research Annual Meeting 2013 showed that the MYD88 L265P oncogenic mutation over-activated TLR7 and TLR9-mediated signaling, and inhibition of TLR7 and TLR9 promoted tumor cell death in preclinical models.

We presented results from our preclinical studies of IMO-8400 in April 2014 at the American Association for Cancer Research Annual Meeting 2014, and in August 2014 at the 18th International Workshop on Waldenström’s Macroglobulinemia and at the American Society of Hematology Meeting on Lymphoma Biology. In these studies, IMO-8400 induced cell death in human Waldenström’s macroglobulinemia tumor cells and in DLBCL tumor cells harboring the MYD88 L265P oncogenic mutation. Consistent with its proposed mechanism of action, IMO-8400 treatment in these studies inhibited cell signaling pathways that promote tumor cell survival and proliferation including those referred to scientifically as IRAK1/4, NF- KB, STAT3 p38, and BTK. Further, in these studies, IMO-8400 suppressed tumor cell production of cytokines, such as interleukin-10, or IL-10, that create a favorable microenvironment for tumor cell survival and proliferation. In addition, IMO-8400 treatment of mice in xenograft models decreased tumor burden, even in studies where treatment was initiated after tumors had become well established. Tumor cells that did not harbor the MYD88 L265P oncogenic mutation were not affected by IMO-8400 treatment, demonstrating the specificity of the treatment effect in these cells.

Based on independent research, we believe that approximately 90% of patients with Waldenström’s macroglobulinemia and approximately 10% of patients with DLBCL have the MYD88 L265P oncogenic mutation. We believe that this prevalence data, together with preclinical data generated by us with IMO-8400, supported our plans to initiate clinical development of IMO-8400 in Waldenström’s macroglobulinemia and in DLBCL.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia. Earlier this year, we initiated patient treatment in an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. The escalating doses include 0.6, 1.2 and 2.4 mg/kg, with subcutaneous injections administered once per week for 24 weeks. We expect to enroll up to approximately 30 patients in this trial.

In November 2014, we announced that we had completed enrollment of the 0.6 mg/kg dose cohort of this clinical trial. In addition, we announced that an independent data review committee, (or DRC), had reviewed four-week safety data from the 0.6 mg/kg dose cohort and recommended that the clinical trial continue to the 1.2 mg/kg dose. Subsequently, we initiated enrollment in the 1.2 mg/kg dose cohort and have achieved sufficient enrollment to support further DRC review. We plan to submit four-week safety data for the 1.2 mg/kg dose cohort to the DRC to enable it to assess whether we can continue dose escalation to the 2.4 mg/kg dose. Pending this safety review, we expect to commence dosing in the 2.4 mg/kg dose cohort by year end 2014. We expect data from the protocol-specified 24-week treatment period for all three dose cohorts to be available in the second half of 2015.

Phase 1/2 Trial of IMO-8400 in Diffuse Large B-cell Lymphoma. We are also conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed or were refractory to prior therapy. With the concurrence of the U.S. Food and Drug Administration, or FDA, Center for Devices and Radiological Health, or CDRH, we plan to enroll in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. The proposed escalating doses include 0.3, 0.6 and 1.2 mg/kg, with subcutaneous injections administered twice per week for 24 weeks. We expect to enroll up to approximately 30 patients in this trial. In November 2014, we had activated multiple clinical sites and initiated screening of potential study participants with the MYD88 L265P oncogenic mutation.

We believe that Waldenström’s macroglobulinemia and DLBCL in patients with the MYD88 L265P oncogenic mutation are rare diseases with serious unmet medical needs, based on prevalence of the indications and our understanding of the current treatment paradigms. If we observe a therapeutic effect in either or both of our Phase 1/2 clinical trials, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval.

Companion Diagnostic for MYD88 L265P. In May 2014, we entered into a collaboration with Abbott Molecular, Inc., or Abbott Molecular, for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation. Under the agreement, Abbott Molecular has agreed to develop the companion diagnostic to comply with the requirements of the FDA CDRH. In November, 2014, we announced that initial development of the prototype companion diagnostic for the MYD88 L265P oncogenic mutation had been completed. We plan to incorporate the prototype companion diagnostic into the ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL.

Rare Autoimmune Diseases. Multiple independent research studies across a broad range of autoimmune diseases have demonstrated that the over-activation of TLRs plays a critical role in disease maintenance and progression. In autoimmune diseases, endogenous nucleic acids released from damaged or dying cells initiate signaling cascades through TLRs, leading to the induction of multiple pro-inflammatory cytokines. This inflammation causes further damage to the body’s own tissues and organs and the release of more self-nucleic acids. Thus, a pathological amplification cycle is established, promoting disease progression. We believe that TLR antagonism has the potential to improve patient outcomes by disrupting this disease process, and represents a novel treatment approach for autoimmune disease.

Safety and Clinical Activity of IMO-8400 in an Autoimmune Disease. We conducted a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis, a well-characterized autoimmune disease. In this study, we evaluated IMO-8400 at four dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, versus placebo, administered weekly for 12 weeks in 44 patients. The trial met its primary objective; IMO-8400 was well tolerated at all dose levels with no treatment-related discontinuations, treatment-related serious adverse events, or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by Psoriasis Area Severity Index (PASI). We plan to present results from this Phase 2 clinical trial at a future medical congress.

IMO-8400 Development Program for Dermatomyositis. Myositis is a group of rare chronic inflammatory muscle disorders that cause muscle destruction, and include polymyositis and dermatomyositis. Major symptoms of polymyositis include muscle loss, muscle weakness, joint pain and difficulty swallowing. Dermatomyositis has similar symptoms, with skin involvement resulting in rash and/or calcinosis. Potential complications of polymyositis and dermatomyositis include severe disability, interstitial lung disease and cancer. In these forms of myositis, over-activated TLRs stimulate a pro-inflammatory response leading to further damage of muscle and other tissue. Current treatments, including corticosteroids and immunosuppressive agents, often provide limited benefit or have unfavorable safety profiles, and there is a significant unmet medical need for new therapies.

In August 2014, we initiated a collaboration with The Myositis Association, or TMA, a leading U.S. patient advocacy organization, to advance the clinical development of IMO-8400 for the treatment of myositis. Under the collaboration, Idera and TMA agreed to develop educational programs for patients and healthcare providers on TLR antagonism and opportunities to participate in clinical research. In addition, we have formed an advisory committee of leading independent experts in the treatment of myositis to advise us on the development of IMO-8400 in myositis. Based on these ongoing efforts, we have focused our development strategy on dermatomyositis, a form of the disease in which there is muscle and skin involvement. We plan to have interactions with regulatory authorities regarding this clinical development strategy in early 2015, with the goal of initiating patient treatment in a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis. If the Phase 2 clinical trial of IMO-8400 in dermatomyositis is successful, we plan to evaluate the potential of IMO-8400 to treat additional forms of myositis.

Research Program in Duchenne Muscular Dystrophy. Duchenne muscular dystrophy, or DMD, is an X-linked genetic disorder characterized by progressive muscle weakness leading to severe disability, pulmonary and cardiac dysfunction and death typically before age 30. Patients with DMD lack dystrophin, a critical muscle protein, resulting in excessive muscle damage following normal exercise. Damaged muscle cells release endogenous nucleic acids that stimulate TLRs, thereby activating a pro-inflammatory response that propagates a cycle of further muscle cell damage and destruction. In a research article published in Human Molecular Genetics in January 2014, scientists from Children’s National Medical Center, Washington, DC, and Idera reported that over expression of TLR7 and TLR9 exacerbated inflammation and caused muscle degeneration in the mdx mouse model of DMD. In addition, the preclinical data showed that an antagonist of TLR7 and TLR9 significantly reduced muscle inflammation and increased muscle force, providing support for TLR antagonism as a potential treatment approach for DMD.

Current treatment is generally limited to corticosteroids, which have been shown to have side effects in children including behavioral changes, short stature from slow growth rate, weight gain, facial puffiness known as Cushingoid appearance, and cataracts. The most advanced investigational therapies in development are designed to correct for certain genetic mutations, representing small percentages of the total DMD population, to enable production of the dystrophin protein. We believe TLR antagonism is a potential non-steroid-based anti-inflammatory treatment approach for DMD patients regardless of their genetic mutation.

In November 2014, we entered into a collaboration with Parent Project Muscular Dystrophy, or PPMD, a leading U.S. patient advocacy organization. Under the collaboration, PPMD has agreed to provide advice to us on the development of IMO-8400 in DMD. Currently, we are conducting preclinical studies of TLR antagonist drug candidates in DMD models to inform a future potential decision to initiate clinical development in this disease.

Research Program in Graft Versus Host Disease. Graft versus host disease, or GvHD, is a major complication of allogeneic bone marrow transplantation, and can lead to severe and, in some cases, life-threatening inflammation in multiple organ systems. Due to tissue damage, pathogen-associated molecular patterns and other factors, TLRs may be over activated. As a result, pro-inflammatory cytokines may be induced, leading to a further tissue damage. Treatments include corticosteroids and immunosuppressive agents, and the prognosis in refractory patients is typically poor. We are currently conducting preclinical studies in GvHD, and we plan to use the results from these studies to determine whether to initiate clinical development in this disease.

Expansion of the TLR Antagonist Pipeline. We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for clinical development in broader autoimmune diseases in which TLRs are implicated. Consistent with our business strategy, we plan to develop IMO-9200 through clinical proof-of-concept, and explore potential collaborative alliances to support late-stage development and commercialization. In October 2014, we presented preclinical data at the 10th Annual Meeting of the Oligonucleotide Therapeutics Society showing that IMO-9200 inhibited TLR-mediated immune responses in multiple preclinical models. These data showed that IMO-9200 dose-dependently inhibited the induction of multiple inflammatory cytokines, including IL-12, IP-10, IFN-a, IL-6, IL-1ß and MCP-1, in cell-based assays, mice and non-human primates. In addition, we have demonstrated preclinical proof-of-concept for IMO-9200 in a well-characterized autoimmune disease model. Data from this study showed that IMO-9200 improved disease-associated parameters in the MRL/lpr mouse model of lupus, with decreases in blood urea nitrogen levels, proteinuria, autoantibodies and kidney interstitial inflammation. In October 2014, we initiated patient dosing in a Phase 1 clinical trial of IMO-9200 in healthy volunteers. Following completion of the Phase 1 clinical trial, we plan to select a lead indication for further clinical development of IMO-9200 in the first half of 2015.

Application of TLR Agonists in Immuno-Oncology. Our pipeline of drug candidates also includes IMO-2055 and IMO-2125, two TLR9 agonists that may have potential applications as immune therapies for the treatment of cancer. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. Recent advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. In independent research in preclinical cancer models, intratumoral administration of TLR agonists has potentiated the anti-tumor activity of checkpoint inhibitors. We believe these data support evaluation of combination regimens including a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

In completed clinical trials, IMO-2055 was well tolerated as a monotherapy and in combination with other drugs in more than 300 patients with various types of cancers, and IMO-2125 was well tolerated in about 80 patients with hepatitis C. To support future potential development in cancer, we have conducted preclinical studies that have demonstrated the anti-tumor activity of our TLR9 agonists in combination with checkpoint inhibitors, and we plan to present data from these studies at a scientific meeting by year end 2014.

Proprietary Gene Silencing Oligonucleotide Technology Platform

We are developing a third generation antisense technology known as Gene Silencing Oligonucleotides, or GSOs, to specifically address challenges associated with earlier generation antisense and RNA interference, or RNAi, technologies. Based on evaluations of GSOs targeted to disease-associated RNA in preclinical models, we believe our GSO technology has the potential to overcome several of the hurdles of antisense and RNAi technologies. Similar to these technologies, GSOs are designed to inhibit the expression of disease-associated proteins by targeting RNA. However, GSOs are differentiated because they are also designed to avoid stimulation of the immune system through TLRs, a property that has the potential to enable improved delivery and therapeutic index.

We are currently undertaking an analysis of priority disease indications for development of drug candidates based on our GSO technology. Our key considerations in identifying disease indications in our GSO program are: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof-of-concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We expect to select the first two GSO drug candidates for further development in selected disease indications in 2015.

Our business strategy for our GSO program is focused on the further development of our GSO technology. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

At September 30, 2014, we had an accumulated deficit of $439,608,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to stock-based compensation and convertible preferred stock and related common stock warrants, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three and nine months ended September 30, 2014.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014

Alliance Revenue

Alliance revenue consisted primarily of reimbursement by licensees of costs associated with patent maintenance, amounting to $30,000 and $7,000 in the three months ended September 30, 2014 and 2013, respectively, and $71,000 and $43,000 in the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses increased by $4,168,000, or 166%, from $2,510,000 for the three months ended September 30, 2013, to $6,678,000 for the three months ended September 30, 2014. Research and development expenses increased by $12,413,000, or 182%, from $6,835,000 for the nine months ended September 30, 2013 to $19,248,000 for the nine months ended September 30, 2014. In the following table, research and development expenses are set forth in the following four categories which are discussed beneath the table:

	Three Months Ended September 30, (in thousands)		Percentage Increase	Nine Months Ended September 30, (in thousands)		Percentage Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
IMO-8400 external development expense	$1,674	$922	82%	$5,514	$2,118	160%
Companion diagnostic external development expense	508	—	—	1,808	—	—
Other drug development expense	2,637	716	268%	7,046	2,242	214%
Basic discovery expense	1,859	872	113%	4,880	2,475	97%

	$6,678	$2,510	166%	$19,248	$6,835	182%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $9,477,000 in external development expenses through September 30, 2014, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL, and additional nonclinical studies.

The increases in our IMO-8400 external development expenses in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were primarily attributable to costs incurred in 2014 in connection with preparation for and conduct of our Phase 1/2 clinical trials in patients with Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation, the conduct of long-term nonclinical safety studies and the manufacture of additional drug substance for use in our ongoing and planned clinical trials. These increases were partially offset by 2013 costs associated with our Phase 1 clinical trial of IMO-8400 in healthy subjects and with our Phase 2 clinical trial of IMO-8400 in patients with psoriasis.

We expect our IMO-8400 external development expenses to increase in the fourth quarter of 2014 due to patient enrollment as we conduct our ongoing Phase 1/2 clinical trials of IMO-8400 in patients with Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation, prepare for clinical development of IMO-8400 in patients with dermatomyositis, and manufacture additional drug supplies of IMO-8400 for use in our ongoing and planned clinical trials and the conduct of ongoing long-term nonclinical safety studies of IMO-8400.

Companion Diagnostic External Development Expenses. These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation incurred since January 2014, when development of the companion diagnostic commenced. During the three and nine months ended September 30, 2014, we incurred $508,000 and $1,808,000, respectively, in companion diagnostic external development expenses, reflecting costs associated with start-up activities and the development of an assay as the prototype of the companion diagnostic. We will not receive any revenues from future sales of the companion diagnostic, if any.

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

The increases in other drug development expenses in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were primarily due to costs of preclinical studies and manufacturing activities to support the initiation of the Phase 1 clinical trial of IMO-9200, increasing payroll costs, including from the addition of a Chief Medical Officer in January 2014 and additional headcount associated with our expanded drug development programs, higher stock based compensation costs attributable to options granted after September 30, 2013 and the cost of preclinical studies in our GSO technology program. The increase in other drug development expenses in the three and nine months ended September 30, 2014 was partially offset by a decrease in development expenses associated with IMO-3100, a TLR 7 and TLR 9 antagonist we were developing for psoriasis, reflecting our decision in the second quarter of 2013 to focus our resources on the development of IMO-8400.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, TLR antisense, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increases in basic discovery expenses in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our GSO program.

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

General and Administrative Expenses

General and administrative expenses increased by $694,000, or 32%, from $2,179,000 in the three months ended September 30, 2013, to $2,873,000 in the three months ended September 30, 2014 and increased by $2,341,000, or 44%, from $5,305,000 in the nine months ended September 30, 2013 to $7,646,000 in the nine months ended September 30, 2014. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. The increases in general and administrative expenses during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were primarily due to higher stock based compensation costs primarily attributable to options granted after September 30, 2013, higher cash compensation costs, including additional headcount associated with our strategic focus on our rare disease and oncology programs and the accrual of incentive compensation, and increases in corporate communications, investor relations, recruiting expenses and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance. The increases in general and administrative expenses during the three and nine months ended September 30, 2014 were partially offset by a decrease in consulting fees associated with business and strategic initiatives and lower corporate legal expenses as compared to the corresponding 2013 periods.

Investment Income, Net

Investment income, net increased by $12,000, from $2,000 in the three months ended September 30, 2013 to $14,000 in the three months ended September 30, 2014, and by $39,000, from $6,000 in the nine months ended September 30, 2013 to $45,000 in the nine months ended September 30, 2014 primarily due to an increase in investment balances, including corporate debt securities, in the 2014 periods resulting from our follow-on underwritten public offerings in September 2013 and February 2014 and warrant and option exercises.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange gains were $52,000 and $54,000 in the three and nine months ended September 30, 2014, respectively, primarily due to the impact that the increasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during these periods. Our foreign currency exchange losses were $58,000 and $45,000 in the three and nine months ended September 30, 2013, respectively, primarily due to the impact that the decreasing value of the U.S. dollar had on our Euro-denominated accrued liabilities during these periods.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Dividends

The $119,000 in preferred stock dividends in the three months ended September 30, 2014 reflects dividends accrued on shares of our Series E convertible preferred stock, or Series E preferred stock. The $422,000 and $278,000 in preferred stock dividends in the nine months ended September 30, 2014 and the three months ended September 30, 2013, respectively, reflect dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and our Series E preferred stock. Our Series D preferred stock was converted into common stock on February 6, 2014 at which time dividends on our Series D preferred stock ceased to accrue.

The $2,587,000 in preferred stock dividends in the nine months ended September 30, 2013 consisted of $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that we charged to net loss applicable to common stockholders as a preferred stock dividend, $596,000 in dividends payable on shares of our Series D preferred stock and $241,000 in dividends payable on shares of our Series E preferred stock. The $1,750,000 loss on extinguishment of the Series D preferred stock and the Series E preferred stock in the nine months ended September 30, 2013 was recorded following the irrevocable waiver by the holder of our Series D preferred stock of the Series D preferred stock redemption rights and liquidation preferences and by the holders of the Series E preferred stock of Series E preferred stock liquidation preferences, which irrevocable waivers became effective when we completed our follow-on underwritten public offering on May 7, 2013. We determined that the irrevocable waivers represented changes to the fundamental terms of both the Series D preferred stock and the Series E preferred stock and therefore accounted for them as an extinguishment of the Series D preferred stock and the Series E preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $9,574,000 for the three months ended September 30, 2014, compared to $5,016,000 for the three months ended September 30, 2013 and $27,146,000 for the nine months ended September 30, 2014 compared to $14,723,000 for the nine months ended September 30, 2013. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through September 30, 2014, we incurred losses of $179,415,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR targeted antisense technology. Since our inception, we had an accumulated deficit of $439,608,000 through September 30, 2014. We expect to continue to incur substantial operating losses in the future.

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

Loan and Security Agreement

On September 30, 2014, we executed a loan and security agreement with Oxford Finance LLC, or Oxford. Under the agreement, Oxford committed to lend us up to an aggregate principal amount of $3,000,000 in one or more advances each of which is to be evidenced by a promissory note. Our obligations to Oxford will be secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance will bear interest at a fixed interest rate equal to the greater of 7.5% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. Each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which is July 1, 2015, for any equipment advance made on or before June 30, 2015, and is the first monthly payment date, for any equipment advance made on or after July 1, 2015. Monthly installments payable prior to July 1, 2015 will consist of accrued interest only and monthly installments payable on or after July 1, 2015 will consist of principal and accrued interest.

We are required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The weighted average annual effective interest rate on the notes payable based on the amount advanced through September 30, 2014, including the amortization of the facility fee and accrual of the final payment, is 11.1%. If we prepay all or a portion of the loan prior to maturity, we will pay the lender a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

As of September 30, 2014, we had received approximately $893,000 in advances under the loan and security agreement and had an additional $2,107,000 available under the agreement.

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

Cash Flows

Nine Months Ended September 30, 2014

As of September 30, 2014, we had approximately $58,280,000 in cash, cash equivalents and investments, a net increase of approximately $22,688,000 from December 31, 2013. Net cash used in operating activities totaled $21,810,000 during the nine months ended September 30, 2014, reflecting our $26,724,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during the nine months ended September 30, 2014 reflects the purchase of $2,619,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $2,000,000 of available-for-sale securities, and payments for the purchase of $891,000 in property and equipment.

The $45,533,000 net cash provided by financing activities during the nine months ended September 30, 2014 primarily reflects $37,237,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $100,000 in costs related to our 2013 financings, $8,132,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and the exercise of common stock options and warrants and $850,000 in net proceeds from the issuance of the promissory note under the loan and security agreement with Oxford which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

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

The $41,332,000 net cash provided by financing activities during the nine months ended September 30, 2013 primarily reflects $40,538,000 in net proceeds from our equity financings, including our follow-on underwritten public offerings of our securities in May and September, 2013, and $1,864,000 in net proceeds from employee stock purchases under our ESPP and the exercise of common stock options and warrants which were partially offset by $111,000 in costs related to the 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $439,608,000 at September 30, 2014. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of October 15, 2014, almost all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $58,280,000 at September 30, 2014. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second quarter of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	finalize our Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis as the initial orphan indication that we have selected for further development in our autoimmune disease program;

•	complete our ongoing Phase 1 clinical trial of IMO-9200 in healthy volunteers; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

We will need additional funds in order to conduct further clinical development of IMO-8400 or IMO-9200, or to conduct any further development of our GSO technology or any of our other drug candidates or technologies.

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

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the promissory note issued under our loan and security agreement with Oxford, the outstanding principal and interest of which, is payable as follows:

(In thousands)
Less than one year	$128
Two — three years	667
Four — five years	301

Total	$1,096

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our terminated Merck KGaA collaboration and termination agreements and payments under our clinical trial agreements that are denominated in Euros. As of September 30, 2014, we had net accrued obligations of €559,000 ($710,000 using a September 30, 2014 exchange rate). All other assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At September 30, 2014, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and commercial paper classified in short-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $58.3 million at September 30, 2014. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into the second quarter of 2016. Specifically, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to:

•	finalize our Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis as the initial orphan indication that we have selected for further development in our autoimmune disease program;

•	complete our ongoing Phase 1 clinical trial of IMO-9200 in healthy volunteers; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of September 30, 2014, we had an accumulated deficit of $439.6 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to September 30, 2014, we incurred losses of $179.4 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of September 30, 2014, almost all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our autoimmune disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates, including IMO-8400 and IMO-9200 for the treatment of certain genetically defined forms of B-cell lymphoma and for rare autoimmune diseases. We also plan to invest substantial time and resources to further advance the development of our GSOs under our GSO program. For instance:

•	we initiated a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia in the first half of 2014 and initiated a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation in the second half of 2014;

•	we completed preclinical studies of IMO-9200 and initiated a Phase 1 clinical trial of IMO-9200 in the fourth quarter of 2014;

•	we are planning to initiate patient treatment in a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in 2015;

•	we are conducting preclinical studies of IMO-8400 in DMD and GvHD to support potential clinical development programs; and

•	we are planning to select the first two drug candidates from our GSO program for further development in 2015.

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

Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055, including:

•	During the fourth quarter of 2010, we commenced additional nonclinical studies of IMO-3100 in light of some reversible immune responses that were observed in the 13-week nonclinical toxicology studies and that were inconsistent with observations made in our other nonclinical studies of IMO-3100. In June 2011, we submitted a Phase 2 protocol to the FDA to conduct a 12-week clinical trial of IMO-3100 in patients with psoriasis. In July 2011, the FDA placed a clinical hold on the protocol that we had submitted. In October 2011, we submitted to FDA a new Phase 2 protocol to evaluate IMO-3100 in adult patients with moderate to severe plaque psoriasis, over a four-week treatment period. In December 2011, the FDA removed the clinical hold. We subsequently initiated in the second quarter of 2012 the four-week Phase 2 clinical trial that we completed in the fourth quarter of 2012. We cannot be certain that the FDA will allow us to conduct further clinical trials of IMO-3100 in patients with psoriasis for treatment periods of more than four weeks or at all without additional clinical or preclinical data.

•	In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on preliminary observations in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations. During the third quarter of 2011, we re-assessed and prioritized our drug development programs, and determined to discontinue further investment of internal resources on the development of IMO-2125 for the treatment of HCV.

•	In July 2011, Merck KGaA, Darmstadt, Germany, or Merck KGaA, informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 clinical trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab in patients with first-line squamous cell carcinoma of the head and neck, or SCCHN, and subsequent re-evaluation of its clinical development program, Merck KGaA had determined that it would not conduct further clinical development of IMO-2055. In November 2011, as part of an agreed-upon termination of our collaboration with Merck KGaA, we regained global rights to IMO-2055 and our other TLR9 agonists, including preclinical lead drug candidates selected for further evaluation under the collaboration, for the treatment of cancer. In May 2012, we announced that in the Phase 2 clinical trial of IMO-2055 in combination with cetuximab in patients with second-line SCCHN, the combination of IMO-2055 and cetuximab did not meet the primary endpoint of the trial.

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

The future success of our GSO technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority disease indications and development strategies to determine next steps in developing our GSO technology, and we currently expect to select two GSO development candidates for further development in selected disease indications in 2015. However, many steps must be successfully achieved prior to the declaration of a GSO-based product candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable product as a result of our efforts with respect to our GSO technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with Waldenström’s macroglobulinemia or patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and a limited number of patients with dermatomyositis, DMD, GvHD, or other rare autoimmune diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In the case of relapsed or refractory DLBCL patients, they typically have progressed disease with a severe prognosis, and some patients may not survive to complete screening for the MYD88 L265P oncogenic mutation. If enrolled, the disease in these patients may be too progressed for them to receive any benefit from treatment or for their treatment to contribute meaningful data to the clinical trial. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Only one TLR-targeted drug, imiquimod, has been approved by the FDA. Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis, discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of our drug candidates and GSOs, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates and GSOs.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs and on GSOs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. It is unknown whether the results of preclinical studies with TLR-targeted compounds will be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of GSOs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

Moreover, only one oligonucleotide drug has been approved by the FDA for marketing in the United States since 1998. As such, oligonucleotides as a chemical class of drug candidates have limited precedence for late-stage development. As we progress our oligonucleotide drug candidates into Phase 2 clinical trials involving patients with severe disease and as we conduct long-term nonclinical toxicology studies, we expect to encounter an increased risk of generating clinical adverse events and nonclinical toxicology study results that will require careful interpretation. Given limited experience, the regulatory context for interpreting the significance of such events and results is not well established.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined B-cell lymphoma and autoimmune diseases. We have one drug candidate, IMO-8400, in clinical development for the treatment of certain genetically defined B-cell lymphomas, including Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation, and our autoimmune disease program. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications, such as psoriasis, lupus and arthritis. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

We are a party to an employment agreement with Dr. Agrawal that expires on October 19, 2017, but automatically extends annually for additional one-year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Dr. Agrawal.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	finalizing a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe plaque psoriasis;

•	conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	conducting a Phase 1 clinical trial of IMO-9200 in healthy volunteers;

•	planning to initiate patient treatment in a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in 2015;

•	conducting preclinical studies of IMO-8400 in DMD and GvHD to support potential clinical development programs; and

•	planning to select the first two drug candidates in our GSO program for further development in 2015.

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, effective as of February 2010, Novartis terminated the research collaboration and option agreement that we entered into with it in May 2005, and in November 2011, we entered into an agreement with Merck KGaA terminating our collaboration with them. In addition, Merck & Co. may terminate its license and research collaboration agreement by giving us 90 days advance notice. The termination or expiration of our agreement with Merck & Co. or Abbott Molecular or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

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

As of October 15, 2014, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include novel chemical compositions of matter and methods of use of our IMO compounds, including IMO-3100, IMO-8400, IMO-9200, and IMO-2055. As of October 15, 2014, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-3100, we have issued U.S. patents that cover the chemical composition of matter of IMO-3100 and methods of its use that will expire at the earliest in 2026. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and methods of its use that will expire at the earliest in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which, if issued, would expire at the earliest in 2034.

As of October 15, 2014, we owned one issued U.S. patent, three U.S. patent applications and six foreign patent applications for our GSO compounds and methods of their use. The issued patent covering our GSO technologies would expire at the earliest in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner or hold licenses of patents and patent applications related to antisense technology. As of October 15, 2014, our antisense patent portfolio included more than 40 U.S. patents and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2023.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not practicing and do not intend to practice any of the intellectual property involved in the proceedings. For instance, in 2002, 2003, and 2005, we became involved in interference proceedings declared by the U.S. Patent and Trademark Office for some of our antisense and ribozyme patents. All of these interferences have since been resolved. We are neither practicing nor intending to practice the intellectual property that is associated with any of these interference proceedings.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of September 30, 2014, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and NDA/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

As of March 14, 2014, Baker Bros. Advisors LLC, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 1,613,076 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of October 15, 2014, and based on the securities held by Baker Brothers as of March 14, 2014, Baker Brothers beneficially owned 4.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of October 15, 2014, and based on the securities held by Baker Brothers as of March 14, 2014, Baker Brothers would have beneficially owned 34.4% of our common stock.

Based on information reported in their most recent filings with the Securities and Exchange Commission, as of September 4, 2014, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 13,381,469 shares of our common stock, 424,242 shares of our Series E preferred stock, which are convertible into 8,484,840 shares of our common stock, and warrants to purchase up to 15,295,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In connection with their ownership of shares of our Series E preferred stock, the Pillar Investment Entities obtained various rights, preferences and privileges that are not held by the holders of our common stock and that in certain instances are preferential to the rights of the holders of our common stock. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to convert or exercise any securities held by them that are convertible or exercisable into shares of our common stock to the extent that such conversion or exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of October 15, 2014, and based on the securities held by the Pillar Investment Entities as of September 4, 2014, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the Series E preferred stock and warrants held by the Pillar Investment Entities could be converted and exercised without these limitations, then as of October 15, 2014, and based on the securities held by the Pillar Investment Entities as of September 4, 2014, the Pillar Investment Entities would have beneficially owned 34.0% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2013 to October 15, 2014, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: November 7, 2014	/s/ Sudhir Agrawal
Sudhir Agrawal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	/s/ Louis J. Arcudi, III
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