Form 10-K
period 2014-12-31
IDERA PHARMACEUTICALS, INC.
filed 2015-03-12
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $195,698,189 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2014. As of February 19, 2015, the registrant had 117,836,092 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 8, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our Toll-like receptor, or TLR, targeting technology, we design synthetic oligonucleotide-based drug candidates to act by modulating the activity of specific TLRs. In addition, using our gene silencing oligonucleotide, or GSO, technology, we are developing GSOs to turn off the messenger RNA, or mRNA, associated with disease causing genes. We consider our GSO technology to be a third generation antisense technology that can potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

Our business strategy focuses on the development of drug candidates for oncology and rare diseases, as we believe we can develop and commercialize targeted therapies on our own in disease indications characterized by small, well-defined patient populations with serious unmet medical needs. To the extent we seek to develop drug candidates for broader disease indications, we plan to execute early-stage development through proof-of-concept clinical trials and explore potential collaborative alliances to support late-stage development and commercialization.

RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Development Status

Programs for the Modulation of Specific Toll-like Receptors
Oncology
B-cell Lymphomas with MYD88 L265P oncogenic mutation
IMO-8400	Waldenström’s Macroglobulinemia	Phase 1/2 clinical trial — Anticipated completion and data in the fourth quarter of 2015
IMO-8400	Diffuse Large B-Cell Lymphoma	Phase 1/2 clinical trial — Currently screening patients for enrollment
Immuno-oncology
IMO-2055/IMO-2125	Intratumoral — Combination with Checkpoint Inhibitors	Two Phase 1/2 clinical trials — Planned initiation of first trial in the second half of 2015
Rare Diseases
IMO-8400	Dermatomyositis	Phase 2 clinical trial — Planned initiation by the end of 2015
IMO-8400	Duchenne Muscular Dystrophy	Phase 1/2 clinical trial — Planned initiation in early 2016
Autoimmune Diseases
IMO-9200	Selected Autoimmune Disease	Preclinical studies and Phase 1 clinical trial in healthy subjects ongoing
Gene Silencing Oligonucleotides
Discovery Candidates	Inhibition of Gene Expression by Targeting RNA	Research

TLR Modulation Technology Platform

TLRs play a central role in the innate immune system by regulating signaling cascades that stimulate inflammation. As a result, we believe TLRs are potential therapeutic targets for the treatment of a broad range of diseases. Using our chemistry-based platform, we have designed TLR antagonists and agonists to act by modulating the activity of targeted TLRs. A TLR antagonist is a compound that inhibits an immune response by downregulating the targeted TLR. A TLR agonist is a compound that stimulates an immune response through the targeted TLR.

Our TLR antagonist lead drug candidates are IMO-8400 and IMO-9200, which are both antagonists of TLR7, TLR8 and TLR9. We also have created compounds that are agonists of TLR3, TLR7, TLR8 and TLR9. Our TLR agonist lead drug candidates are IMO-2055 and IMO-2125, which are both agonists of TLR9.

Our lead drug candidate is IMO-8400, a novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9. Currently, we are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of rare diseases. We also are conducting a Phase 1 clinical trial of IMO-9200 in healthy subjects, as well as additional preclinical studies of IMO-9200 for a selected autoimmune disease. In addition, we are planning to advance at least one of our TLR9 agonists, IMO-2055 or IMO-2125, into clinical development for intratumoral injection in combination with checkpoint inhibitors for selected oncology targets.

IMO-8400 Development Program in Genetically Defined Forms of B-cell Lymphoma

We are developing IMO-8400 for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. MYD88 is an adaptor protein in the TLR signaling pathway that mediates TLR signaling. The MYD88 L265P oncogenic mutation has been reported to lead to increased TLR signaling and malignant proliferation in certain B-cell lymphomas, including Waldenström’s macroglobulinemia, diffuse large B-cell lymphoma, or DLBCL, and other forms of B-cell malignancies, including Burkitt’s lymphoma, cutaneous diffuse large B-cell lymphoma (leg type), chronic lymphocytic leukemia, gastric mucosa-associated lymphoid tissue lymphoma, marginal zone lymphoma, and splenic marginal zone lymphoma. Waldenström’s macroglobulinemia is classified as a non-Hodgkin lymphoma of malignant lymphoplasmacytic B-cells that commonly involves the blood and bone marrow and may spread to almost any organ in the body. The cells typically produce immunoglobulin M, or IgM, resulting in high serum levels of the protein and, potentially, hyperviscosity syndrome, with thickening of the blood, decrease in circulation and oxygen delivery, and ultimately impaired function of almost any organ in the body. DLBCL is the most common form of non-Hodgkin lymphoma. It is fast growing and can arise in lymph nodes or outside of the lymphatic system. The diagnosis of DLBCL is based on microscopic evaluation of biopsy samples of a suspected tumor. Subtypes of DLBCL are often defined during the microscopic evaluation of the biopsy samples. Additional subtypes of DLBCL may be differentiated by further analysis, including gene expression.

We believe, based on independent research and our own preclinical research, that the inhibition of specific TLRs may be a useful approach in the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. In independent research reported by investigators from the National Cancer Institute at the American Association for Cancer Research Annual Meeting in 2013, it was shown that the MYD88 L265P oncogenic mutation over-activated TLR7 and TLR9-mediated signaling and that inhibition of TLR7 and TLR9 promoted tumor cell death in preclinical models.

In addition, in preclinical studies of IMO-8400 that we presented in April 2014 at the American Association for Cancer Research Annual Meeting, and in August 2014 at both the 18th International Workshop on Waldenström’s Macroglobulinemia and at the American Society of Hematology Meeting on Lymphoma Biology, IMO-8400 induced cell death in human Waldenström’s macroglobulinemia tumor cells and in DLBCL tumor cells harboring the MYD88 L265P oncogenic mutation. These results were observed in preclinical studies evaluating IMO-8400 as a monotherapy and in combination with rituximab. Consistent with its proposed mechanism of action, IMO-8400 treatment in these studies inhibited cell signaling pathways that promote tumor cell survival and proliferation including those referred to scientifically as IRAK1/4, NF- KB, STAT3, p38, and

BTK. Further, in these studies, IMO-8400 suppressed tumor cell production of cytokines, such as interleukin-10, or IL-10, that create a favorable microenvironment for tumor cell survival and proliferation. In addition, in preclinical studies in xenograft models, IMO-8400 decreased tumor burden in mice, even where treatment was initiated after tumors had become well established. In these same studies, tumor cells that did not harbor the MYD88 L265P oncogenic mutation were not affected by IMO-8400 treatment, demonstrating the specificity of the treatment effect in these cells.

Based on independent research, we believe that approximately 90% of patients with Waldenström’s macroglobulinemia and approximately 10% of patients with DLBCL have the MYD88 L265P oncogenic mutation. We believe that this prevalence data, together with preclinical data generated by us with IMO-8400, supports our plans to develop IMO-8400 in Waldenström’s macroglobulinemia and in DLBCL.

In December 2014, we announced that the U.S. Food and Drug Administration, or the FDA, had granted orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia. Orphan drug designation is granted by the FDA Office of Orphan Products Development to drugs intended to treat a rare disease or condition that affects fewer than 200,000 people in the United States. This designation provides certain incentives, including eligibility for federal grants, research and development tax credits, a waiver of Prescription Drug User Fee Act filing fees and a seven-year marketing exclusivity period, once the product is approved and as long as orphan drug designation is maintained.

Prior to commencing our ongoing clinical trials of IMO-8400, we conducted a Phase 1 clinical trial of IMO-8400 in healthy subjects and a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe psoriasis. To date, we have administered more than 550 doses of IMO-8400 to more than 85 healthy subjects and patients.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia.    In 2014, we initiated patient treatment in our ongoing open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we are evaluating doses of 0.6, 1.2 and 2.4 mg/kg per week administered as subcutaneous injections for 24 weeks. For the 2.4 mg/kg dose level, we are administering IMO-8400 in two doses of 1.2 mg/kg per week. We expect to enroll up to approximately 30 patients in this trial.

As of January 31, 2015, we had enrolled patients at each of the three dose levels. In each case, we advanced dosing to the higher dose level upon the recommendation of an independent committee following its review of safety data from the trial. We plan to complete this trial and have the full data available during the fourth quarter of 2015.

Phase 1/2 Trial of IMO-8400 in Diffuse Large B-cell Lymphoma.    We are also conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed or were refractory to prior therapy. With the concurrence of the FDA Center for Devices and Radiological Health, we plan to enroll in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we plan to evaluate escalating doses of 0.6, 1.2 and 2.4 mg/kg per week, administered as subcutaneous injections for 24 weeks. For each dose level, we are administering IMO-8400 subcutaneously in equally divided doses given twice per week. We expect to enroll up to approximately 30 patients in this trial. As of January 31, 2015, we had activated multiple clinical sites and initiated screening of potential study participants for the MYD88 L265P oncogenic mutation. We plan to complete this trial and have the full data available during 2016.

We believe that Waldenström’s macroglobulinemia and DLBCL in patients with the MYD88 L265P oncogenic mutation are rare diseases with serious unmet medical needs, based on prevalence of the indications and our understanding of the current treatment paradigms. If we observe sufficient tolerability and a therapeutic effect in either or both of our Phase 1/2 clinical trials, we plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory path for the applicable program. We cannot predict whether or when any of our drug candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if they will receive regulatory approval.

Companion Diagnostic for MYD88 L265P.    In May 2014, we entered into a collaboration with Abbott Molecular, Inc., or Abbott Molecular, for the development of a companion diagnostic that can be used to identify patients with the MYD88 L265P oncogenic mutation. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic test in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan.

In November 2014, Abbott Molecular completed initial development of the prototype companion diagnostic for the MYD88 L265P oncogenic mutation. We have incorporated the prototype companion diagnostic into our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL.

Application of TLR Agonists in Immuno-Oncology

Our pipeline of drug candidates includes IMO-2055 and IMO-2125, two TLR9 agonists that may have potential applications as immune therapies for the treatment of cancer. Recent advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Because TLR9 agonists stimulate the immune system, we believe that there is a scientific rationale to evaluate the combination of our TLR9 agonists with checkpoint inhibitors. In independent research in preclinical cancer models, intratumoral injection of TLR9 agonists has potentiated the anti-tumor activity of checkpoint inhibitors. We believe that intratumoral injection of our TLR9 agonists activates a local immune response at the tumor which complements the systemic effect of the checkpoint inhibitors. We believe that these data support evaluation of combination regimens including a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

We and our collaborators have previously conducted clinical trials of IMO-2055 and IMO-2125. In these clinical trials, IMO-2055 was evaluated as a monotherapy and in combination with other oncology therapeutics in more than 300 patients with various types of cancers, and IMO-2125 was evaluated in more than 95 patients with hepatitis C. To support future potential development in cancer, we have conducted preclinical studies in which our TLR9 agonists have demonstrated anti-tumor activity in combination with the checkpoint inhibitor ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company. In December 2014, we presented data at the American Association for Cancer Research (AACR) Tumor Immunology and Immunotherapy Meeting from a preclinical study in which IMO-2055 delivered intratumorally in combination with ipilimumab demonstrated potent and systemic anti-tumor activity in multiple preclinical cancer models, including increased and sustained inhibition of treated and distant tumor growth in preclinical models of lung, colon and bladder cancer compared to treatment with either agent alone. We are conducting preclinical studies to characterize potential combination regiments with various checkpoint inhibitors. We intend to initiate clinical development of either IMO-2055 or IMO-2125 in combination with these checkpoint inhibitors by submitting an investigational new drug application, or IND, for, and initiating, the first of two planned Phase 1/2 clinical trials in the second half of 2015.

Program in Rare Diseases

We are planning to initiate clinical development of IMO-8400 for the treatment of rare diseases. We have selected dermatomyositis and Duchenne muscular dystrophy, or DMD, as the first non-cancer rare diseases for which we plan to develop IMO-8400. We selected these indications for development based on the reported increase in TLR expression in these disease states, expression of cytokines indicative of key TLR-mediated pathways, the identification of prospective biomarkers for evaluation in early clinical trials and, with respect to dermatomyositis, the presence of auto-antibodies that can induce TLR-mediated immune responses. We anticipate commencing clinical development in these two indications by initiating a Phase 2 clinical trial in dermatomyositis by the end of 2015 and a Phase 1/2 clinical trial in DMD in early 2016.

In determining whether to proceed in these two rare diseases, we considered that multiple independent research studies across a broad range of autoimmune diseases, including both dermatomyositis and psoriasis, have demonstrated that the over-activation of TLRs plays a critical role in disease maintenance and progression. In autoimmune diseases, endogenous nucleic acids released from damaged or dying cells initiate signaling cascades through TLRs, leading to the induction of multiple pro-inflammatory cytokines. This inflammation causes further damage to the body’s own tissues and organs and the release of more self-nucleic acids, creating a self-sustaining autoinflammatory cycle that contributes to chronic inflammation in the affected tissue, promoting disease progression. Research studies have shown a similar pathological amplification cycle in DMD, where endogenous nucleic acids are released from leaky dystrophin-deficient skeletal muscle cells. We believe that TLR antagonism has the potential to improve patient outcomes by disrupting these disease processes.

We believe that we demonstrated proof of concept for our approach of using TLRs to inhibit the over-activation of specific TLRs for the treatment of psoriasis and potentially other autoimmune diseases in a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-8400 that we conducted in patients with moderate to severe plaque psoriasis, a well-characterized autoimmune disease. In this trial, we evaluated IMO-8400 at four subcutaneous dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, versus placebo, administered once weekly for 12 weeks in 44 patients. The trial met its primary objective as IMO-8400 was well tolerated at all dose levels with no treatment-related discontinuations, treatment-related serious adverse events or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by the Psoriasis Area Severity Index. We plan to present additional results from this Phase 2 clinical trial at a future medical congress. With our focus on rare diseases, like dermatomyositis and DMD, we do not currently plan to conduct further clinical development of IMO-8400 for the treatment of psoriasis.

IMO-8400 Development Program for Dermatomyositis.    Myositis is a group of rare chronic inflammatory muscle disorders that cause muscle destruction and includes dermatomyositis. Major symptoms of dermatomyositis include muscle tissue loss, muscle weakness, joint pain and difficulty swallowing, with skin involvement resulting in rash and/or calcinosis. Potential complications of dermatomyositis include severe disability, interstitial lung disease and cancer. In this form of myositis, over-activated TLRs stimulate a pro-inflammatory response leading to further damage of muscle, skin and other tissue. Current treatments, including corticosteroids and immunosuppressive agents, often provide limited benefit or have unfavorable safety profiles, and there is a significant unmet medical need for new therapies to treat dermatomyositis.

In August 2014, we initiated a collaboration with The Myositis Association, or TMA, a leading U.S. patient advocacy organization focused on myositis, to advance the clinical development of IMO-8400 for the treatment of myositis. Under the collaboration, we and TMA agreed to develop educational programs for patients and healthcare providers on TLR antagonism and opportunities to participate in clinical research. In addition, we formed an advisory committee of leading independent experts in the treatment of myositis to advise us on the development of IMO-8400 in myositis. Based on these ongoing efforts, we have focused our development strategy on dermatomyositis, a form of the disease in which there is muscle and skin involvement. We are finalizing our clinical trial plan for a Phase 2 clinical trial of IMO-8400 in dermatomyositis and anticipate initiating this trial by the end of 2015. If this clinical trial is successful, we may evaluate the potential of IMO-8400 to treat additional forms of myositis.

IMO-8400 Development Program for Duchenne Muscular Dystrophy.    DMD is an X-linked genetic disorder characterized by progressive muscle weakness leading to severe disability, pulmonary and cardiac dysfunction and death in affected males, typically before age 30. Patients with DMD lack dystrophin, a critical muscle protein, resulting in excessive muscle damage following normal exercise. Damaged muscle cells release endogenous nucleic acids that stimulate TLRs, thereby activating a pro-inflammatory response that propagates a cycle of further muscle cell damage and destruction. In a research article published in Human Molecular Genetics in January 2014, we and scientists from Children’s National Medical Center, Washington, DC, reported that, in preclinical studies, over-expression of TLR7 exacerbated inflammation and caused muscle degeneration in an mdx mouse model of DMD. In addition, in studies with the mdx mouse model of DMD, an antagonist of TLR7 and TLR9 significantly reduced muscle inflammation and increased muscle force, providing support for TLR antagonism as a potential treatment approach for DMD.

Current pharmacologic treatment of DMD is generally limited to corticosteroids, which have been shown to have side effects in children including behavioral changes, short stature from slow growth rate, weight gain, facial puffiness known as Cushingoid appearance, and cataracts. The most advanced investigational therapies in development are designed to correct for certain genetic mutations, representing small percentages of the total affected DMD population, enabling production of new dystrophin protein. We believe TLR antagonism is a potential non-steroid-based anti-inflammatory treatment approach for all DMD patients regardless of their genetic mutation.

We are conducting additional preclinical studies of TLR antagonist drug candidates in DMD models and are working in collaboration with Parent Project Muscular Dystrophy, a leading U.S. patient advocacy organization, on the design of a clinical development program for IMO-8400 in DMD. We anticipate initiating a Phase 1/2 clinical trial of IMO-8400 in DMD in early 2016.

Program in Autoimmune Diseases

IMO-9200 for Autoimmune Disease. We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate in clinical development for potential use in selected autoimmune disease indications. In October 2014, we initiated subcutaneous dosing in a Phase 1 clinical trial of IMO-9200 in healthy subjects. We have also initiated additional preclinical studies of IMO-9200 for a selected autoimmune disease.

Gene Silencing Oligonucleotide Technology to Target RNA

We are developing our GSOs to turn off the mRNA associated with disease causing genes. We have designed our GSOs to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, we believe that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. We have designed our GSOs to provide these attributes. For example, in preclinical studies, our GSOs have exerted gene-silencing activity in animals following systemic administration. Preclinical data also have shown that systemic delivery of GSOs targeted to the mRNA of apolipoprotein B and proprotein convertase subtilisin/kexin type 9 (PCSK9), which are proteins associated with cardiovascular diseases, resulted in reduced serum total cholesterol and low-density-lipoprotein cholesterol, in addition to reduced levels of the targeted mRNA and associated proteins. Additionally, in mouse models, systemic administration of GSOs showed significant specific gene-silencing activity with minimized induction of immune responses.

We are currently undertaking an analysis of oncology and rare disease indications for development of drug candidates from our GSO technology. Our key considerations in identifying disease indications in our GSO program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

Collaboration Program in Vaccine Adjuvants.

Vaccines are composed of one or more antigens and one or more adjuvants in an appropriate formulation. Antigens are substances that are capable of stimulating the production of specific antibodies or sensitized immune cells and reacting to those antibodies or sensitized immune cells. The function of the adjuvants is to enhance immune recognition of the antigens and increase the ability of the immune system to make antigen-specific antibodies.

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

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck Sharp & Dohme Corp. (formerly Merck & Co., Inc.), or Merck & Co., and granted Merck & Co. an exclusive license to develop and commercialize our TLR7, TLR8, and TLR9 agonists by incorporating them in therapeutic and prophylactic vaccines being developed by Merck & Co. for cancer, infectious diseases, and Alzheimer’s disease. The original term of the research collaboration was two years, and Merck & Co. extended the research collaboration for two additional years to December 2010. During the four-year research collaboration period, multiple TLR agonists were created by us and evaluated by Merck & Co. against the criteria established in the collaboration agreement. In January 2012, in accordance with the research collaboration, Merck & Co. selected multiple novel TLR7, TLR8, and TLR9 agonists for Merck & Co.’s exclusive evaluation and use as vaccine adjuvants under the current license agreement. In April 2014, we entered into an amendment to the agreement. As a result of this amendment, Merck & Co.’s rights under the agreement were limited to specified TLR7, TLR8, and TLR9 agonists that Merck & Co. selected in January 2012, and we regained the rights to pursue our other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that we now have the right to pursue our TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields.

Other Collaborative Alliances

To the extent we seek to develop drug candidates for broader disease indications, we plan to execute early-stage development through proof-of-concept clinical trials and explore potential collaborative alliances to support late-stage development and commercialization. We may also seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO program. We are currently party to a collaboration with Merck & Co. and with Abbott Molecular.

Merck & Co.

In December 2006, we entered into an exclusive license and research collaboration agreement with Merck & Co. to research, develop and commercialize vaccine products containing our TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases and Alzheimer’s disease. Under the terms of the agreement, we granted Merck & Co. worldwide exclusive rights to a number of our TLR7, TLR8, and TLR9 agonists for use in combination with Merck & Co.’s therapeutic and prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit under the agreement to the number of vaccines to which Merck & Co. could apply our agonists within these fields. We also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 and incorporating both Merck & Co.’s and our chemistry for use in vaccines in the defined fields. Under the terms of the agreement, Merck & Co. extended the research collaboration for two additional years to December 2010. Under the terms of the agreement:

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

In April 2014, we entered into an amendment to the agreement. As a result of this amendment, Merck & Co.’s rights under the agreement were limited to specified TLR7, TLR8, and TLR9 agonists that Merck & Co. selected in January 2012, and we regained the rights to pursue our other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that we now have the right to pursue our TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields. Merck & Co.’s obligations under the agreement to pay us milestone payments and royalties continue in effect with respect to the specified TLR7, TLR8, and TLR9 agonists. However, in connection with this amendment, we agreed that, to the extent that we license to third parties any TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease and receive income under such licenses, Merck & Co. may credit against any milestone payments and royalties it owes to us an amount equal to 15% of the license income received by us under the third-party licenses, up to a maximum of $60.0 million in credits.

Abbott Molecular

In May 2014, we entered into a development and commercialization agreement with Abbott Molecular for the development of an in vitro companion diagnostic for use in our clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, we are required to pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the FDA. This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if we are required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs.

The parties’ activities pursuant to the agreed development, regulatory and commercialization plans is governed by a joint steering committee, with Abbott Molecular retaining final decision making authority, subject to its obligations under the agreement, for development, manufacture and marketing of the companion diagnostic and our retaining final decision making authority, subject to our obligations under the agreement, for the development, manufacture and marketing of IMO-8400.

Under the agreement, each party grants the other party specified intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the agreement, including license grants enabling Abbott Molecular to develop and commercialize the companion diagnostic test for use with IMO-8400 and enabling us to develop and commercialize IMO-8400 with Abbott Molecular’s companion diagnostic test. The licenses granted by the parties to one another generally survive termination of the agreement. Abbott Molecular remains free to develop its companion diagnostic test for use with third party therapeutic products, and we remain free to engage third party diagnostics companies to develop other companion diagnostic tests for use with IMO-8400.

We are permitted to terminate the agreement for convenience upon 90 days written notice to Abbott Molecular and, under circumstances specified in the agreement, payment of a termination fee and wind-down costs. The parties also may terminate the agreement based on uncured material breaches by or the bankruptcy or insolvency of the other party, and each party has the right to terminate the agreement in the event of specified permanent injunctions based on infringement of third party intellectual property rights.

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

Licensing Agreement with Isis.    In 2001 we entered into an agreement with Isis Pharmaceuticals, Inc., or Isis, under which we granted Isis a license (with the right to sublicense) to our antisense chemistry and delivery patents and patent applications, but we retained the right to use these patents and applications in our own drug discovery and development efforts and in collaborations with third parties. Isis paid us $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and agreed to pay us a mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of our patents and patent applications. As of December 31, 2014, we have received $0.3 million in sublicense income from Isis. Also under the agreement, we licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. We paid to Isis $0.7 million and issued 1,005,499 shares of our common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and are obligated to pay

Isis an annual patent maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. We have the right to use these patents and patent applications in our drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2014, we have only paid Isis annual maintenance fees and have not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. We may terminate at any time the sublicense by Isis to us of the patents and patent applications.

In addition, we are party to two other license agreements involving the license of our antisense patents and patent applications for antisense chemistry and delivery and for specific gene targets, under which we generally are entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2014, we had received a total of $1.5 million under these agreements.

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

Research and Development Expenses

For the years ended December 31, 2014, 2013 and 2012, we spent approximately $27.5 million, $10.5 million, and $13.7 million on research and development activities.

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

As of February 19, 2015, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2055 and IMO-2125, as well as other compounds. As of February 19, 2015, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026.

As of February 19, 2015, we owned two issued U.S. patents, two pending U.S. patent applications and seven foreign patent applications related to our GSO compounds and methods of their use. The issued patents covering our GSO technologies have a statutory expiration date in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner of or hold licenses to patents related to antisense technology. As of February 19, 2015, our antisense patent portfolio included more than 30 U.S. patents and more than 60 patents throughout the rest of the world. These antisense patents include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others or to determine the appropriate term for an issued patent. In addition, the United States Patent and Trademark Office, or USPTO, may declare interference proceedings to determine the priority of inventions with respect to our patent applications or reexamination or reissue proceedings to determine if the scope of a patent should be narrowed. Litigation or any of these other proceedings could result in substantial costs to and diversion of effort by us, even if the eventual outcome is favorable to us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our drug candidates. We currently rely and expect to continue to rely on other companies for the manufacture of our drug candidates for preclinical and clinical development. We currently source our bulk drug manufacturing requirements from a limited number of contract manufacturers through the issuance of work orders on an as-needed basis. We depend and will continue to depend on our contract manufacturers to manufacture our drug candidates in accordance with cGMP regulations for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, if and when our drug candidates are approved. Contract manufacturers are subject to extensive governmental regulation.

Under our collaborative agreement with Merck & Co., Merck & Co. is responsible for manufacturing the drug candidates.

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. We plan to initiate clinical trials of IMO-8400 in dermatomyositis and DMD. We are also planning to conduct Phase 1/2 clinical trials of either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets in our immuno-oncology program. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL with the MYD88 L265P oncogenic mutation other than ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc. and was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc. and Genentech Inc. and F. Hoffmann-La Roche AG, or Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

Our principal competitor developing TLR antagonist targeted compounds for rare diseases is Dynavax Technologies Corporation, or Dynavax. In addition, we are aware that other companies including Dynavax, InDex Pharmaceuticals AB, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc and Hoffmann-La Roche are developing TLR agonists for various indications, some of which are in the field of oncology.

Many of the drug development programs in dermatomyositis are focusing on expanding the use of drugs approved in different indications through investigator sponsored studies such as the ongoing studies of the monoclonal antibodies, belimumab and tocilizumab. In addition, Novartis is developing a competitive anti-inflammatory approach with its new investigational drug, BAF312, a sphingosine-1-phosphate receptor modulator aimed at inhibiting the migration of lymphocytes to the location of inflammation. We are not aware of other new chemical or molecular entities being developed for the treatment of dermatomyositis.

Competitors with respect to our DMD program include ReveraGen BioPharma, Inc., or ReveraGen, and Catabasis Pharmaceuticals, Inc., or Catabasis, both whom are pursuing novel anti-inflammatory approaches for the treatment of DMD. ReveraGen is conducting a Phase 1 healthy volunteer study and Catabasis has announced its plans to conduct a Phase 2 clinical trial in DMD patients in the first half of 2015. In addition, Sarepta Therapeutics Inc. and BioMarin Pharmaceuticals Inc. (following its acquisition of Prosensa Holding N.V.) each have RNA-based drug candidates targeted at treating genetically defined subsets of DMD in late stage development. PTC Therapeutics, Inc. also has a drug candidate targeted at treating a genetically defined subset of DMD that is conditionally approved for the treatment of DMD in Europe, and is currently being evaluated in a Phase 3 clinical trial. We believe that these dystrophin replacement therapeutic approaches, as well as other therapeutic approaches being pursued for the treatment of DMD, including anti-inflammatory, muscle blood flow, reducing fibrosis, increasing muscle mass, supporting muscle integrity and cardioprotective approaches being pursued by multiple companies, have the potential to be complementary to our TLR antagonist approach.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors.

We are also developing GSOs that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our GSO technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Isis Pharmaceuticals, or Isis, and its partners. Isis is currently marketing an antisense drug, Kynamro, and has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam Pharmaceuticals, Inc., or Alnylam, and its partners. Alnylam is currently developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

We anticipate that the competition with our drug candidates and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our drug candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales.

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

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, where applicable, and post-approval studies required by the FDA.

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

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Typically, the FDA will require one IND for early development studies where the sponsor is uncertain of the indication or dosage form of the proposed product, where the drug is being developed for closely related indications within a single review division at FDA, or where there are multiple closely-related routes of administration using the same dosage formulation. On the other hand, multiple INDs may be required where there are two or more unrelated conditions being developed or where multiple dosage forms are being extensively investigated or where multiple routes of administration are being evaluated.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

Orphan Drug Designation and Exclusivity

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

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•

the federal transparency requirements under the Health Care Reform Law require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Employees

As of February 19, 2015, we employed 45 individuals, 25 of whom are engaged in research and development and 14 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 1989 and our offices are located at 167 Sidney Street, Cambridge, Massachusetts 02139 and 760 Constitution Drive, Suite 14, Exton, Pennsylvania 19341.

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

We had cash, cash equivalents and investments of approximately $48.6 million at December 31, 2014. In February 2015, we received net proceeds of approximately $80.6 million from a follow on public offering. We believe that our existing cash, cash equivalents and investments, including the estimated net proceeds from the offering, will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate two Phase 1/2 clinical trials involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets and complete at least one of these trials;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with DMD;

•	complete our ongoing Phase 1 clinical trial of IMO-9200 in healthy subjects; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

We expect that we will require substantial additional funds to conduct any additional research and development of our TLR drug candidates or GSO technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our GSO program and our ability to advance our drug candidates and GSO technology on the timelines anticipated;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2014, we had an accumulated deficit of $451.5 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2014, we incurred losses of $191.3 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2014, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program and on the development of our GSO technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of our GSOs under our GSO program. For instance:

•

we initiated a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are planning to conduct two Phase 1/2 clinical trials involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets;

•	we are planning to conduct a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with DMD;

•	we initiated a Phase 1 clinical trial of IMO-9200 in healthy subjects; and

•	we are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our genetically defined forms of B-cell lymphoma, rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our GSO program.

Our ability to generate product revenues under our collaboration with Merck & Co. and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed.

Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-3100, a TLR7 and TLR9 antagonist, IMO-2125, and IMO-2055, including:

•

In July 2011, the FDA placed a clinical hold on the protocol that we had submitted for a phase 2 clinical trial of IMO-3100 that we planned to conduct in patients with psoriasis in light of some reversible immune responses that were observed in 13-week nonclinical toxicology studies of IMO 3100 that were inconsistent with observations made in our other nonclinical studies of IMO-3100.

•

In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations.

•

In July 2011, Merck KGaA, Darmstadt, Germany, or Merck KGaA, a former collaborator, informed us that, based on increased incidence of neutropenia and electrolyte imbalances reported in its Phase 1 clinical trial of IMO-2055 in combination with cisplatin/5-FU and cetuximab in patients with first-line squamous cell carcinoma of the head and neck, or SCCHN, and subsequent re-evaluation of its clinical development program, Merck KGaA had determined that it would not conduct further clinical development of IMO-2055. In May 2012, we announced that in a Phase 2 clinical trial of IMO-2055 in combination with cetuximab in patients with second-line SCCHN, the combination of IMO-2055 and cetuximab did not meet the primary endpoint of the trial.

We are conducting multiple clinical trials of IMO-8400 in different indications. If patients in any of these trials experience adverse safety events, we may be required to delay, discontinue or modify all of our clinical trials of IMO-8400.

We may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications and with respect to applications of our GSO technology program. Our previous setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimens;

•	the strength of our intellectual property portfolio in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

We have recently begun to focus our efforts on the research and development of drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma, and our approach for the treatment of these genetically defined B-cell lymphomas is novel and may not result in any approved and marketable products.

We are in the early stages of developing our program in genetically defined forms of B-cell lymphoma, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. The scientific evidence to support the feasibility of developing drug candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined forms of B-cell lymphoma. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined forms of B-cell lymphoma will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a drug candidate progress towards commercialization, we likely will need to develop companion diagnostics for such drug candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third-party collaborators to successfully develop and commercialize these companion diagnostics on our behalf. In May 2014, we entered into an agreement with Abbott Molecular to develop a companion diagnostic for identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation. We cannot assume that the program under this agreement will be successful.

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

The future success of our GSO technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications and development strategies to determine next steps in developing our GSO technology, and are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program in the second half of 2015. However, many steps must be successfully achieved prior to the declaration of a GSO-based drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable product as a result of our efforts with respect to our GSO technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with Waldenström’s macroglobulinemia or patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and a limited number of patients with dermatomyositis, DMD, or other rare diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, the relapsed or refractory DLBCL patients that we are seeking to enroll in our Phase 1/2 clinical trial of IMO-8400, typically have progressed disease with a severe prognosis. As a result, some patients for which we have initiated screening may not survive to complete screening for the MYD88 L265P oncogenic mutation. If enrolled, the disease in these patients may be too progressed for them to receive any benefit from treatment or for their treatment to contribute meaningful data to the clinical trial. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the TLR antagonist drug candidates under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the availability of competing clinical trials or other therapies;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If our clinical trials are unsuccessful, or if they are delayed or terminated, we may not be able to develop and commercialize our drug candidates.

In order to obtain regulatory approvals for the commercial sale of our drug candidates, we are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. Clinical trials are lengthy, complex, and expensive processes with uncertain results. We may not be able to complete any clinical trial of a potential product within any specified time period. Moreover, clinical trials may not show our potential products to be both safe and efficacious. The FDA or other equivalent foreign regulatory agencies may not allow us to complete these trials or commence and complete any other clinical trials. For example, in July 2011, the FDA placed a clinical hold on a protocol we had submitted for a proposed Phase 2 clinical trial of IMO-3100 in patients with psoriasis.

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

Only one TLR-targeted drug, imiquimod, which is marketed as Aldara® and Zyclara® by Meda AB, Graceway Pharmaceuticals LLC, and iNova Pharmaceuticals (Australia) Pty Limited has been approved by the FDA. Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. For example in 2007, Coley Pharmaceutical Group, which since has been acquired by Pfizer, Inc., discontinued four clinical trials for PF-3512676, its investigational TLR9 agonist compound, in combination with cytotoxic chemotherapy in cancer, and suspended its development of Actilon®, a TLR9 agonist, for HCV infection. In July 2007, Anadys Pharmaceuticals, Inc. and its partner Novartis discontinued the development of ANA975, the investigational TLR7 agonist compound for HCV infection. Dynavax announced in May 2008 discontinuation of the clinical development program for TOLAMBA®, an investigational vaccine which contained a TLR9 agonist adjuvant, and in February 2013 Dynavax announced receipt of a Complete Response Letter from FDA regarding its Biological License Application for HEPLISAV®, which is an investigational hepatitis B vaccine that contains a TLR9 agonist adjuvant. These setbacks may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of our drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates.

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

•

we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy, or similar policy under foreign regulatory authorities. Employment of such debarred persons, even if inadvertent, may result in delays in the FDA’s or foreign equivalent’s review or approval of our drug candidates, or the rejection of data developed with the involvement of such person(s);

•	we or our contract manufacturers may be unable to manufacture sufficient quantities of our drug candidates for use in clinical trials;

•	the cost of our clinical trials may be greater than we currently anticipate; and

•	our drug candidates may not cause the desired effects or may cause undesirable side effects or our drug candidates may have other unexpected characteristics.

We do not know whether clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our drug candidates.

Delays in commencing clinical trials of potential products could increase our costs, delay any potential revenues, and reduce the probability that a potential product will receive regulatory approval.

Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our drug candidate development costs, delay any potential revenues, and reduce the probability that a potential product will receive regulatory approval.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs and on GSOs. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of GSOs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

Moreover, only one oligonucleotide drug, Kynamro®, has been approved by the FDA for marketing in the United States since 1998. As such, oligonucleotides as a chemical class of drug candidates have limited precedence for successful late-stage development and regulatory approval. As we progress our oligonucleotide drug candidates into Phase 2 clinical trials involving patients with severe disease and as we conduct long-term nonclinical toxicology studies, we expect to encounter an increased risk of generating clinical adverse events and nonclinical toxicology study results that will require careful interpretation. In animal toxicology studies, we have observed adverse treatment-related effects on serum complement as well as evidence of adverse kidney, vascular, and heart pathology in longer term dosing of animals with our oligonucleotide compounds, which we believe are consistent with data previously generated with other third party oligonucleotides. Given the limited experience in assessing the relevance of oligonucleotide-related adverse animal toxicology findings to humans, the clinical and regulatory context for interpreting the significance of such events and results is not well established.

As a result of these factors, we may never succeed in obtaining regulatory approval to market any product. Furthermore, the commercial success of any of our drug candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by patients, the medical community, and third-party payors as clinically useful, safe, and cost-effective. In addition, if products being developed by our competitors have negative clinical trial results or otherwise are viewed negatively, the perception of our technologies and market acceptance of our drug candidates could be impacted negatively.

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

Our efforts to educate the medical community on our potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience, and cost-effectiveness of our drug candidates as compared to competitive products will also affect market acceptance.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us.

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL with the MYD88 L265P oncogenic mutation present. We plan to initiate clinical trials of IMO-8400 in dermatomyositis and DMD. We are also planning to conduct Phase 1/2 clinical trials of either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets in our immuno-oncology program. Finally, we may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL with the MYD88 L265P oncogenic mutation other than ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc. and was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc. and Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

Our principal competitor developing TLR antagonist targeted compounds for rare diseases is Dynavax. In addition, we are aware that other companies including Dynavax, InDex Pharmaceuticals AB, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc and Hoffmann-La Roche are developing TLR agonists for various indications, some of which are in the field of oncology.

Many of the drug development programs in dermatomyositis are focusing on expanding the use of drugs approved in different indications through investigator sponsored studies such as the ongoing studies of the monoclonal antibodies, belimumab and tocilizumab. In addition, Novartis is developing a competitive anti-inflammatory approach with its new investigational drug, BAF312, a sphingosine-1-phosphate receptor modulator aimed at inhibiting the migration of lymphocytes to the location of inflammation. We are not aware of other new chemical or molecular entities being developed for the treatment of dermatomyositis.

Competitors with respect to our DMD program include ReveraGen and Catabasis, both whom are pursuing novel anti-inflammatory approaches for the treatment of DMD. ReveraGen is conducting a Phase 1 healthy volunteer study and Catabasis has announced its plans to conduct a Phase 2 clinical trial in DMD patients in the first half of 2015. In addition, Sarepta Therapeutics Inc. and BioMarin Pharmaceuticals Inc. (following its acquisition of Prosensa Holding N.V.), each have RNA-based drug candidates targeted at treating genetically defined subsets of DMD in late stage development. PTC Therapeutics, Inc. also has a drug candidate targeted at treating a genetically defined subset of DMD that is conditionally approved for the treatment of DMD in Europe, and is currently being evaluated in a Phase 3 clinical trial. We believe that these dystrophin replacement therapeutic approaches, as well as other therapeutic approaches being pursued for the treatment of DMD, including anti-inflammatory, muscle blood flow, reducing fibrosis, increasing muscle mass, supporting muscle integrity and cardioprotective approaches being pursued by multiple companies, have the potential to be complementary to our TLR antagonist approach.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors.

We are also developing GSOs that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our GSO technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Isis and its partners. Isis is currently marketing an antisense drug, Kynamro, and has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam and its partners. Alnylam is currently developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

We anticipate that the competition with our drug candidates and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our drug candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales.

Competition for technical and management personnel is intense in our industry, and we may not be able to sustain our operations or grow if we are unable to attract and retain key personnel.

Our success is highly dependent on the retention of principal members of our technical and management staff, including Mr. Vincent Milano and Dr. Sudhir Agrawal. Mr. Milano serves as our President and Chief Executive Officer, and Dr. Agrawal serves as our President of Research.

We are a party to employment agreements with Mr. Milano and Dr. Agrawal. Mr. Milano’s employment agreement is terminable upon 15 days prior written notice at the election of either party and immediately in the event of a termination for cause. Dr. Agrawal’s employment agreement expires on October 19, 2017, but automatically extends annually for additional one-year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Mr. Milano or Dr. Agrawal.

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

The testing, manufacturing, labeling, advertising, promotion, export, and marketing of our drug candidates are subject to extensive regulation by governmental authorities in Europe, the United States, and elsewhere throughout the world.

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

Even if we obtain regulatory approval for any of our drug candidates, we will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians, advertising and promotion, and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

Both before and after approval is obtained, failure to comply with regulatory requirements, or discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in:

•	the regulatory agency’s delay in approving, or refusal to approve, an application for marketing of a product or a supplement to an approved application;

•	total or partial suspension of any ongoing clinical trials;

•	restrictions on our drug candidates or the marketing or manufacturing of our drug candidates;

•	withdrawal of our drug candidates from the market;

•	warning letters;

•	voluntary or mandatory product recalls;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	product seizure or detention;

•	refusal to permit the import or export of our drug candidates;

•	injunctions or the imposition of civil penalties; and

•	criminal penalties.

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we or any current or future collaborator are not able to maintain regulatory compliance, we or such collaborator, as applicable, will not be permitted to market our future products and our business will suffer.

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

•	planning to conduct two Phase 1/2 clinical trials involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets;

•	planning to conduct a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with DMD;

•	conducting a Phase 1 clinical trial of IMO-9200 in healthy subjects; and

•	planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

The FDA and other regulatory authorities may not approve any of our potential products for any indication.

We may need to address a number of technological challenges in order to complete development of our drug candidates. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, unintended alteration of the immune system over time, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. If we do not obtain necessary regulatory approvals, our business will be adversely affected.

We may not be able to obtain orphan drug exclusivity for applications of our TLR antagonist drug candidates.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The FDA has granted us orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia. However, there can be no assurance that we will obtain orphan drug exclusivity for Waldenström’s macroglobulinemia or any other disease indications for which we develop IMO-8400 or our other drug candidates. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We intend to seek fast track designation for some applications of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for any application of our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those drug candidates will receive marketing approval.

We may seek a breakthrough therapy designation for some applications of our drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe an application of one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

If we are unable to successfully develop companion diagnostics for our drug candidates intended for the treatment of genetically defined forms of B-cell lymphoma, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of these drug candidates.

We plan to develop companion diagnostics for our TLR antagonist drug candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist drug candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely on third parties or collaborators to perform these functions. In May 2014, we entered into an agreement with Abbott Molecular for the development and potential commercialization of a companion diagnostic for use with IMO-8400 with respect to our identification of patients with B-cell lymphomas harboring the MYD88 L265P oncogenic mutation in our genetically defined forms of B-cell lymphoma program. We may enter into similar agreements for our other drug candidates and possible expansion indications for IMO-8400. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization.

If we, any third parties that we engage to assist us or any of our collaborators are unable to successfully develop companion diagnostics for our TLR antagonist drug candidates, or experience delays in doing so:

•	the development of our TLR antagonist drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;

•	our TLR antagonist drug candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and

•

we may not realize the full commercial potential of any TLR antagonist drug candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific oncogenic mutation targeted by our TLR antagonist drug candidates.

If any of these events were to occur, our business would be harmed, possibly materially.

We have only limited experience in regulatory affairs and our drug candidates are based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

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

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8 and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. In December 2007, we entered into an exclusive, worldwide license agreement with Merck KGaA to research, develop, and commercialize products containing our TLR9 agonists for treatment of cancer, excluding cancer vaccines. Additionally, in May 2014, we entered into a development and commercialization agreement with Abbott Molecular for the development of an in vitro companion diagnostic for use in our clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic partnership with Merck & Co., which merged with Schering-Plough Corporation, which has been involved with certain TLR-targeted research and development programs. Although the merger has not affected our partnership with Merck & Co. to date, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnership with us or terminate the strategic partnership. The ability of our drug candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such drug candidates;

•	our collaborators may under fund or not commit sufficient resources to the testing, marketing, distribution or development of our drug candidates; and

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We may seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. We may seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

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

Risks Relating to Intellectual Property

If we are unable to obtain and maintain patent protection for our discoveries, the value of our technology and products will be adversely affected.

Our patent positions, and those of other drug discovery companies, are generally uncertain and involve complex legal, scientific, and factual questions. Our ability to develop and commercialize drugs depends in significant part on our ability to:

•	obtain and maintain valid and enforceable patents;

•	obtain licenses to the proprietary rights of others on commercially reasonable terms;

•	operate without infringing upon the proprietary rights of others;

•	prevent others from infringing on our proprietary rights; and

•	protect our trade secrets.

We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, held unenforceable, narrowed in the course of a post-issuance proceeding or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Moreover, intellectual property laws may change and negatively impact our ability to obtain issued patents covering our technologies or to enforce any patents that issue. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent.

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

As of February 19, 2015, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2055 and IMO-2125, as well as other compounds. As of February 19, 2015, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026.

As of February 19, 2015, we owned two issued U.S. patents, two pending U.S. patent applications and seven foreign patent applications related to our GSO compounds and methods of their use. The issued patents covering our GSO technologies have a statutory expiration date in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of February 19, 2015, our antisense patent portfolio included more than 30 U.S. patents and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

Although we have many issued patents and pending patent applications in the United States and other countries, we may not have rights under certain third-party patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. In particular, we are aware of certain third-party U.S. patents that contain claims related to immunostimulatory polynucleotides and their use to stimulate an immune response. Although we do not believe any of our TLR9 agonists infringe any valid claim of these patents, we cannot be assured that the holder of such patents would not seek to assert such patents against us or, if the holder did, that the courts would not interpret the claims of such patents more broadly than we believe appropriate and determine that we are in infringement of such patents. In addition, there may be other patents and patent applications related to our products of which we are not aware. Therefore, in some cases, in order to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or under third-party patents that might issue from U.S. and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

We may become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses or substantial liability for damages, require us to stop our development and commercialization efforts or result in our patents being invalidated, interpreted narrowly or limited.

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

Other patent office proceedings include oppositions, reexaminations, supplemental examinations and inter partes reviews involving our patents or the patents of third parties. We may initiate such proceedings or have such proceedings brought against us. An adverse determination in any such proceeding, or in litigation, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. An adverse determination in a proceeding involving a patent in our portfolio could result in the loss of protection or a narrowing in the scope of protection provided by that patent.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all. In a patent office proceeding, such as an opposition, reexamination or inter partes review, our patents may be narrowed or invalidated.

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

We currently rely upon third parties to produce material for nonclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our drug candidates, if approved. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long term supply contracts.

There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing our drug candidates. As a result, we may have difficulty finding manufacturers for our drug candidates with adequate capacity for our needs. If we are unable to arrange for third-party manufacturing of our drug candidates on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of February 19, 2015, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

We have no experience selling, marketing or distributing products and no internal capability to do so.

If we receive regulatory approval to commence commercial sales of any of our drug candidates, we will face competition with respect to commercial sales, marketing, and distribution. These are areas in which we have no experience. To market any of our drug candidates directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. In particular, we would need to recruit experienced marketing and sales personnel. Alternatively, we could engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. However, to the extent we entered into such arrangements, we would be dependent on the efforts of third parties. If we are unable to establish sales and distribution capabilities, whether internally or in reliance on third parties, our business would suffer materially.

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL and the MYD88 L265P oncogenic mutation, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

Failure of our third-party collaborators to successfully commercialize companion diagnostics developed for use with any TLR antagonist drug candidates that we develop with respect to our genetically defined forms of B-cell lymphoma program could harm our ability to commercialize these TLR antagonist drug candidates.

Some of the TLR antagonist drug candidates that we develop with respect to our genetically defined forms of B-cell lymphoma program will necessitate the use of companion diagnostics. We do not plan to develop companion diagnostics internally and, as a result, we will be dependent on the efforts of our third-party collaborators to successfully commercialize these companion diagnostics. Our collaborators:

•	may not perform their obligations as expected;

•	may encounter production difficulties that could constrain the supply of the companion diagnostics;

•	may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community;

•	may not pursue commercialization of any companion diagnostics that achieve regulatory approval;

•

may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such companion diagnostics; and

•	may terminate their relationship with us.

If companion diagnostics for use with our genetically defined forms of B-cell lymphoma TLR antagonist drug candidates fail to gain market acceptance, our ability to derive revenues from sales of these TLR antagonist drug candidates could be harmed. If our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with genetically defined forms of B-cell lymphoma TLR antagonist drug candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of these TLR antagonist drug candidates.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our products do not achieve an adequate level of acceptance, we may not generate product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-

party payors on the benefits of our drug candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.

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

A primary trend in the United States healthcare industry is toward cost containment. In addition, in some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization of our drug candidates. These further clinical trials would require additional time, resources, and expenses. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected and our business may suffer.

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

We have two significant securityholders. If these securityholders choose to act together, they could exert substantial influence over our business. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, they would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock.

As of February 19, 2015, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 6,965,432 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of February 19, 2015, and based on the securities held by Baker Brothers as of February 19, 2015, Baker Brothers beneficially owned 6.0% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of February 19, 2015, and based on the securities held by Baker Brothers as of February 19, 2015, Baker Brothers would have beneficially owned 30.9% of our common stock. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we are obligated to file a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by Baker Brothers.

As of February 19, 2015, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,675,405 shares of our common stock and warrants to purchase up to 14,795,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of February 19, 2015, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of February 19, 2015, the Pillar Investment Entities would have beneficially owned 25.3% of our common stock.

Although there are contractual limitations on the beneficial ownership of Baker Brothers and the Pillar Investment Entities, which we refer to collectively as our significant securityholders, if our significant securityholders were to exercise their warrants for common stock and were to choose to act together, they could be able to exert substantial influence over our business. This concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire.

In addition, conflicts of interest could arise in the future between us, on the one hand, and either or both of our significant securityholders on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. Furthermore in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, our significant securityholders would be entitled to receive, with respect to each share of common stock issuable upon exercise of the warrants then held by them and without regard to the beneficial ownership limitations imposed on the conversion or exercise of such securities, the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Because the significant securityholders would receive this sale consideration with respect to warrants not included in their reported beneficial ownership of our common stock, in the event of a sale of our company, they would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by their reported beneficial ownership of our common stock.

Our stock price has been and may in the future be extremely volatile. In addition, because our common stock has historically been traded at low volume levels, our investors’ ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

Our stock price has been volatile. During the period from January 1, 2013 to February 19, 2015, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $0.46 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Because we do not intend to pay dividends on our common stock, investor returns will be limited to any increase in the value of our stock.

We have never declared or paid any cash dividends on our common stock. In addition, under the terms of our loan and security agreement with Oxford Finance LLC, we are required to obtain the prior written consent of Oxford Finance LLC in order to declare or pay a cash dividend on our common stock in an amount in excess of $500,000 in any fiscal year. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, if any.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 27,000 square feet of laboratory and office space located in Cambridge, Massachusetts. The lease expires on August 31, 2017 subject to a three-year renewal option exercisable by us. We have specified rights to sublease this facility.

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

	High	Low

2013

First Quarter	$.92	$.19

Second Quarter	.83	.43

Third Quarter	2.34	.67

Fourth Quarter	4.75	1.55

2014

First Quarter	$6.87	$3.56

Second Quarter	4.50	2.29

Third Quarter	3.01	2.28

Fourth Quarter	4.78	1.94

Holders

As of February 19, 2015, we had approximately 105 common stockholders of record registered on our books, excluding shares held through banks and brokers.

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

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2009 through December 31, 2014, with the cumulative total return of the Nasdaq Biotechnology Index and the Russell 2000 Index. This graph assumes an investment of $100 on December 31, 2009 in our common stock and in each of the indices and assumes that dividends are reinvested.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
IDERA PHARMACEUTICALS, INC.	$100.00	$55.90	$20.31	$17.21	$89.56	$85.30
RUSSELL 2000 INDEX	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
NASDAQ BIOTECHNOLOGY INDEX	$100.00	$106.62	$122.01	$166.55	$286.43	$378.29

Item 6.	Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$73	$47	$51	$53	$16,110

Operating expenses:
Research and development	27,493	10,475	13,673	17,969	24,226
General and administrative	11,332	7,741	6,279	7,939	9,867

Total operating expenses	38,825	18,216	19,952	25,908	34,093

Loss from operations	(38,752)	(18,169)	(19,901)	(25,855)	(17,983)
Other income (expense):
Decrease in fair value of warrant liability	—	—	675	1,974	—
Investment income, net	39	11	9	30	114
Foreign currency exchange gain (loss)	71	(68)	(23)	75	(94)

Net loss	$(38,642)	$(18,226)	$(19,240)	$(23,776)	$(17,963)
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	519	2,866	3,210	4,548	—

Net loss applicable to common stockholders	$(39,161)	$(21,092)	$(22,450)	$(28,324)	$(17,963)

Basic and diluted net loss per share applicable to common stockholders	$(0.47)	$(0.48)	$(0.81)	$(1.03)	$(0.71)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	82,827	43,906	27,639	27,623	25,139

Net loss	(38,642)	(18,226)	(19,240)	(23,776)	(17,963)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(10)	(7)	—	(13)	32

Other comprehensive (loss) income	(10)	(7)	—	(13)	32

Comprehensive loss	$(38,652)	$(18,233)	$(19,240)	$(23,789)	$(17,931)

Balance Sheet Data:
Cash, cash equivalents and investments	$48,571	$35,592	$10,096	$24,571	$34,643
Working capital	35,384	25,867	6,163	18,741	32,100
Total assets	51,426	36,867	10,823	25,595	36,881
Capital lease obligations	21	9	12	—	8
Note payable	870	—	—	—	—
Redeemable preferred stock	—	—	5,921	5,921	—
Accumulated deficit	(451,526)	(412,884)	(394,658)	(375,418)	(351,642)
Total stockholders’ equity	43,402	32,452	706	12,024	33,101

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our Toll-like receptor, or TLR, targeting technology, we design synthetic oligonucleotide-based drug candidates to act by modulating the activity of specific TLRs. In addition, using our gene silencing oligonucleotide, or GSO, technology, we are developing GSOs to turn off the messenger RNA, or mRNA, associated with disease causing genes. We consider our GSO technology to be a third generation antisense technology that can potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNAi technologies.

We are currently conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma, or DLBCL, who harbor the MYD88 L265P oncogenic mutation. We are planning to initiate clinical development of IMO-8400 for the treatment of rare diseases and have selected dermatomyositis and Duchenne muscular dystrophy, or DMD, as the first non-cancer rare diseases for which we plan to develop IMO-8400. We believe that we can develop and commercialize therapies on our own in these disease indications, which are characterized by small, well-defined patient populations with serious unmet medical needs.

We are also advancing a second novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. We are conducting a Phase 1 clinical trial of IMO-9200 in healthy volunteers.

We are also developing our GSOs to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, we believe that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. We are currently undertaking an analysis of oncology and rare disease indications for development of drug candidates from our GSO technology. We are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

At December 31, 2014, we had an accumulated deficit of $451.5 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing our financial statements, management evaluates its estimates and judgments, including those related to stock-based compensation and our convertible preferred stock and related common stock warrants. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to stock-based compensation and convertible preferred stock and related common stock warrants fit the description of critical accounting estimates and judgments.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair values, including assumptions as to average risk-free interest rate, expected dividend yield, expected life and expected volatility. For the assumed risk-free interest rate, we use the U.S. Treasury security rate with a term equal to the expected life of the option. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends to common stockholders and have no present intention to pay cash dividends. We use an expected option life based on actual experience. Our assumption for expected volatility is based on the actual stock-price volatility over a period equal to the expected life of the option.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income (loss), net income (loss) and earnings (loss) per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Although the Black-Scholes option pricing model is widely used, existing valuation models, including the Black-Scholes option pricing model, may not provide reliable measures of the fair values of our stock-based compensation.

We recorded charges of $4.3 million, $1.4 million, and $2.1 million in our statements of operations and comprehensive loss for the years ended December 31, 2014, 2013 and 2012, respectively, for stock compensation expense attributable to share-based payments made to employees and directors.

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

Series D Warrants.    We determined that the Series D warrants when issued were a derivative instrument as they contained a price protection feature that caused the Series D warrants to not be considered “indexed to the company’s own stock” and to therefore not be qualified for the exemption requirements in ASC 815-40. We recorded the Series D warrants as a liability at fair value as of the November 4, 2011 transaction date and marked the recorded amount to fair value through earnings each quarter. The fair value of the Series D warrants was determined to be $3.2 million on the November 4, 2011 transaction date and $1.2 million at December 31, 2011. The $2.0 million decrease in the fair value between November 4, 2011 and December 31, 2011 was recorded as non-operating income in 2011. The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012, the date on which we sold shares of our Series E convertible preferred stock, or Series E preferred stock, and related warrants to purchase shares of our common stock, or Series E warrants, in a financing transaction, resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum price of $1.46 per share. As a result, beginning on November 9, 2012, the Series D warrants were no longer subject to any anti-dilution adjustments and met the exception under ASC 815-40 as they were then considered “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, we marked the Series D warrants to fair value through earnings as of November 9, 2012, and reclassified the remaining $0.5 million balance of the Series D warrant liability to stockholders equity at that time.

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

We issued the Series E preferred stock together with Series E warrants to purchase up to 8,484,840 shares of common stock. Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. We computed the fair value of the warrants using the Black-Scholes option pricing model and determined it to be $2.9 million. We recorded the $2.3 million prorated value of the warrants as additional paid-in capital.

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

In December 2014, the holders of our Series E preferred stock converted such shares into 8,484,840 shares of our common stock in accordance with the terms of the Series E Certificate of Designations. As a result of this conversion, no shares of our Series E preferred stock remain outstanding.

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

The effect of this extinguishment accounting on our financial statements as of May 7, 2013 was to:

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

These accounting entries resulted in a $5.9 million net increase in stockholders’ equity on our balance sheet in 2013.

Results of Operations

Years ended December 31, 2014, 2013 and 2012

Research and Development Expenses

Research and development expenses increased by approximately $17.0 million, or 162%, from $10.5 million in 2013 to $27.5 million in 2014, and decreased by approximately $3.2 million, or 23%, from $13.7 million in 2012 to $10.5 million in 2013. In the following table, research and development expense is set forth in four categories which are discussed beneath the table:

	Year Ended December 31,			Annual Percentage Change
	2014	2013	2012	2014/2013	2013/2012
	(In millions)
IMO-8400 external development expense	$7.4	$3.5	$0.5	111%	600%
IMO-9200 external development expense	1.7	—	—	—	—
Companion diagnostic external development expense	2.2	—	—	—	—
Other drug development expense	9.1	3.6	7.8	153%	(54)%
Basic discovery expense	7.1	3.4	5.4	109%	(37)%

	$27.5	$10.5	$13.7	162%	(23)%

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $11.3 million in external development expenses through December 31, 2014, including costs associated with our Phase 1 clinical trial in healthy subjects, preparation for and conduct of our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL, as well as additional nonclinical studies. We classified the IMO-8400 external development expenses incurred prior to October 2012 in other drug development expenses.

The increase in our IMO-8400 external development expenses in 2014, as compared to 2013, was primarily attributable to costs incurred in 2014 in connection with preparation for and conduct of our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, the conduct of long-term nonclinical safety studies and the manufacture of additional drug substance for use in our ongoing and planned clinical trials. These increases were partially offset by 2013 costs associated with our Phase 1 clinical trial of IMO-8400 in healthy subjects and with our Phase 2 clinical trial of IMO-8400 in patients with psoriasis.

The increase in our IMO-8400 external development expenses in 2013, as compared to 2012, was primarily attributable to increases in costs of our Phase 1 clinical trial in healthy subjects and nonclinical studies during 2013 and costs associated with the preparation for and conduct of our Phase 2 clinical trial in patients with psoriasis and preparation for our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia that were incurred during 2013.

We expect our IMO-8400 external development expenses to increase in 2015 as we plan to continue our clinical trial in patients with Waldenström’s macroglobulinemia, initiate patient treatment in our DLBCL clinical trial, initiate a clinical trial in patients with dermatomyositis, or DM, prepare for the initiation of a clinical trial in patients with DMD, and continue manufacturing activities and nonclinical safety studies.

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $1.7 million in external development expenses from October 2014 through December 31, 2014, including costs associated with our Phase 1 clinical trial in healthy subjects and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

We expect our IMO-9200 external development expenses to increase in 2015 as we complete our Phase 1 clinical trial in healthy subjects and conduct additional preclinical studies of IMO-9200 for a selected autoimmune disease.

In addition to the expected increases in IMO-8400 and IMO-9200 external development expenses in 2015, we expect additional external development expenses as a result of our planned initiation of a clinical trial in IMO-2055 or IMO-2125 during the second half of 2015.

Companion Diagnostic External Development Expenses.    These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation incurred since January 2014, when development of the companion diagnostic commenced. During 2014, we incurred $2.2 million in companion diagnostic external development expenses, reflecting costs associated with start-up activities, the development of an assay as the prototype of the companion diagnostic, introduction of the assay for use in our ongoing clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and the expected submission by Abbott Molecular of an Investigational Device Exemption with the FDA Center for Devices and Radiological Health in 2015. We will not receive any revenues from future sales of the companion diagnostic, if any.

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

The increase in other drug development expenses in 2014, as compared to 2013, was primarily due to costs of preclinical studies and manufacturing activities to support the initiation of the Phase 1 clinical trial of IMO-9200, increasing payroll costs, including from the addition of a Chief Medical Officer in January 2014 and additional headcount associated with our expanded drug development programs, higher stock-based compensation costs attributable to options granted after the third quarter 2013 and the cost of preclinical studies in our GSO technology program. Costs associated with the clinical development of IMO-9200 since October 2014 are included in IMO-9200 external development expenses. The increase in other drug development expenses in 2014 was partially offset by a decrease in development expenses associated with IMO-3100, a TLR7 and TLR9 antagonist we were developing for psoriasis, reflecting our decision in the second quarter of 2013 to focus our resources on the development of IMO-8400.

The decrease in other drug development expenses in 2013, as compared to 2012, was primarily due to costs incurred during 2012 for nonclinical safety studies and manufacture of drug supply to support the IND for IMO-8400 that we submitted during the third quarter of 2012 and a decrease in IMO-3100 development expenses in 2013. The decrease in IMO-3100 development expenses during 2013, as compared to 2012, was attributable to a decrease in costs associated with our Phase 2 clinical trial to evaluate IMO-3100 in patients with psoriasis as we completed patient activities in the trial in December 2012. Costs associated with the clinical development of IMO-8400 since October 2012 are included in IMO-8400 external development expenses. The decrease in other drug development expenses in 2013, as compared to 2012, was partially offset by costs incurred in 2013 in connection with preclinical studies and manufacturing activities to support the IND submission for IMO-9200 in the second half of 2014.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, TLR antisense, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increase in basic discovery expenses in 2014, as compared to 2013, was primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our GSO program. The decrease in basic discovery expenses in 2013, as compared to 2012, was primarily due to decreases in the cost of employee compensation reflecting reduced activity and reduced headcount and decreases in the cost of laboratory supplies resulting from our re-assessment and prioritization of our drug development programs in September 2011.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing and planned clinical trials of IMO-8400 and IMO-9200, our planned clinical trial in IMO-2055 or IMO-2125 and our planned IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 47%, from $7.7 million in 2013 to $11.3 million in 2014. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses in 2014, as compared to 2013, was primarily due to higher stock-based compensation costs primarily attributable to options granted after September 30, 2013 and the recognition of amortization associated with options subject to accelerated vesting, higher cash compensation costs, including additional headcount associated with our strategic focus on our rare disease and oncology programs, the addition of a new Chief Executive Officer in December 2014, and the accrual of incentive compensation, and increases in corporate communications, investor relations, recruiting expenses, higher legal costs associated with patent matters, and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance and the related internal control audit. The increase in general and administrative expenses during 2014 was partially offset by a decrease in consulting fees associated with business and strategic initiatives and lower corporate legal expenses as compared to 2013. We expect general and administrative expenses to increase in 2015, as compared to 2014, due to additional headcount to support our drug development programs.

General and administrative expenses increased by $1.4 million, or 22%, from $6.3 million in 2012, to $7.7 million in 2013 primarily due to consulting fees associated with business and strategic initiatives during 2013. Corporate legal expenses associated with our corporate regulatory filing requirements also increased during 2013. The increase in general and administrative expenses was partially offset by lower legal costs associated with patent matters and lower stock compensation cost during 2013.

Decrease in Fair Value of Warrant Liability

During November 2011 we recorded a warrant liability of $3.2 million reflecting the fair value of the Series D warrants issued in our November 2011 Series D financing. We determined the Series D warrants to be a derivative instrument because they contained a specified anti-dilution provision that did not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40, “Derivatives and Hedging — Contracts in an Entity’s own Stock,” ASC 815-40. As a result, we classified the Series D warrants as a liability and recorded them at fair value as of the transaction date. We marked these warrants to fair value through earnings each quarter. The fair value of the Series D warrants decreased to $1.2 million at December 31, 2011 primarily due to a decrease in the price of our common stock.

The fair value of the Series D warrant liability decreased from $1.2 million at December 31, 2011 to $0.5 million at November 9, 2012 primarily due to decreases in the market price of our common stock and the remaining term of the Series D warrants resulting in the recognition of $0.7 million in non-operating income in 2012. The sale of shares of Series E preferred stock and Series E warrants in our November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Once the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were “indexed to the company’s own stock” and met certain criteria for equity classification. As a result, we marked the Series D warrants to fair value through earnings as of November 9, 2012 and reclassified the remaining $0.5 million Series D warrant liability to stockholders equity at that time. Consequently, we did not record any non-operating income or expense related to the Series D warrants during 2014 and 2013.

Investment Income, net

Investment income, net increased in 2014, as compared to 2013, primarily due to an increase in investment balances, including corporate debt securities, in 2014 resulting from our follow-on underwritten public offerings in September 2013 and February 2014 and warrant and option exercises. Investment income, net was a negligible amount in 2013 and 2012 because most of our invested funds were deposited in a money market fund, which paid minimal interest, during those years.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange gain was $0.1 million in 2014, and we had losses of $0.1 million in 2013 and a negligible amount in 2012. The foreign currency exchange gain during 2014 was primarily due to the impact that the strengthening value of the U.S. dollar had on our Euro-denominated accrued liabilities. The foreign currency exchange losses during 2013 and 2012 were primarily due to the impact that the weakening value of the U.S. dollar had on our Euro-denominated accrued liabilities.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Accretion and Dividends

The $0.5 million in preferred stock dividends in 2014 reflects $0.1 million in dividends accrued on shares of our Series D preferred stock and $0.4 million in dividends accrued on shares of our Series E preferred stock. Our Series D preferred stock was converted into common stock in February 2014 at which time dividends on our Series D preferred stock ceased to accrue. Our Series E preferred stock was converted into common stock in December 2014 at which time dividends on our Series E preferred stock ceased to accrue.

The $2.9 million in preferred stock dividends in 2013 consists of $1.8 million related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that we have charged to net loss applicable to common stockholders as a preferred stock dividend, as described under “Critical Accounting Policies and Estimates,” $0.7 million in dividends accrued on shares of our Series D preferred stock and $0.4 million in dividends accrued on shares of our Series E preferred stock. The dividends accrued on shares of Series D preferred stock increased in 2013, as compared to 2012 because the terms of the Series D preferred stock required that dividends that we accrued, up to July 26, 2013, on the Series E preferred stock also be accrued on the Series D preferred stock on an as-converted to common stock basis. As a result of the approval of amendments to the dividend provisions of the Series D Certificate of Designations at our 2013 annual meeting of stockholders, effective July 26, 2013, dividends accrued on the Series E preferred stock are no longer required to be accrued on the Series D preferred stock.

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

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $39.2 million, $21.1 million and $22.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through December 31, 2014, we incurred losses of $191.3 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of non-TLR-targeted antisense technology. Since our inception, we had an accumulated deficit of $451.5 million through December 31, 2014. We expect to continue to incur substantial operating losses in the future.

Net Operating Loss Carryforwards

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards, or NOLs, and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2014, have resulted in ownership changes in excess of 50% that will significantly limit our ability to utilize our NOL and tax credit carryforwards. In December 2014, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November 2012.

After adjusting our federal and state NOLs to reflect the ownership change limitations that resulted from this study, as of December 31, 2014, we had cumulative NOLs of approximately $79,112,000 and $75,395,000, respectively, available to reduce federal and state taxable income. These NOLs expire through 2034. In addition, after adjusting our federal and state tax credit carryforwards to reflect the ownership change limitations that were identified during this study, as of December 31, 2014, we had cumulative federal and state tax credit carryforwards of $1,680,000 and $749,000, respectively, available to reduce federal and state income taxes which expire through 2034 and 2029, respectively. Additional ownership change limitations may result from ownership changes that occur after November 2012.

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

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, we closed a follow-on underwritten public offering, in which we sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The estimated net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other estimated offering costs and expenses were approximately $80.6 million.

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

We are required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The weighted average annual effective interest rate on the notes payable based on the amount advanced through December 31, 2014, including the amortization of the facility fee and accrual of the final payment, is 11.1%. If we prepay all or a portion of the loan prior to maturity, we will pay the lender a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

As of December 31, 2014, we had received approximately $893,000 in advances under the loan and security agreement and had an additional $2,107,000 available under the agreement.

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

Warrant Exercises

Warrants to purchase 5,543,802 shares of our common stock were exercised during 2014. We received proceeds of $7.5 million from the exercise of these warrants.

Cash Flows

As of December 31, 2014, we had approximately $48.6 million in cash, cash equivalents and investments, a net increase of approximately $13.0 million from December 31, 2013. Net cash used in operating activities totaled $31.3 million during 2014, reflecting our $38.6 million net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during 2014 reflects the purchase of $23.6 million of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $4.1 million of available-for-sale securities, and payments for the purchase of $1.1 million in property and equipment.

The $45.6 million net cash provided by financing activities during 2014 primarily reflects $37.2 million in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $0.1 million in costs related to our 2013 financings, $8.5 million in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and the exercise of common stock options and warrants and $0.8 million in net proceeds from the issuance of the promissory note under the loan and security agreement with Oxford which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

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

The net cash used in investing activities during 2013 of $9.3 million reflects the purchase of $9.3 million in investments that we do not have the positive intent to hold to maturity at the time of purchase, which are referred to as available-for-sale securities.

The $42.7 million net cash provided by financing activities during 2013 primarily reflects $40.2 million in net proceeds from our equity financings, including our follow-on underwritten public offerings of our securities in May 2013 and September, 2013, and $3.5 million in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our ESPP which were partially offset by $0.1 million in costs related to the November 2012 Series E financing that were paid in 2013 and dividends paid on our Series D preferred stock and our Series E preferred stock.

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

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $451.5 million at December 31, 2014. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of February 19, 2015, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $48.6 million at December 31, 2014. We believe that our existing cash, cash equivalents and investments, including the estimated net proceeds of $80.6 million from the follow-on public offering that we closed in February 2015, will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate two Phase 1/2 clinical trials involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets and complete at least one of these trials;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 1/2 clinical trial of IMO-8400 in patients with DMD;

•	complete our ongoing Phase 1 clinical trial of IMO-9200 in healthy subjects; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program.

We expect that we will require substantial additional funds to conduct any additional research and development of our TLR drug candidates or GSO technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our GSO program and our ability to advance our drug candidates and GSO technology on the timelines anticipated;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in note 10 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Contractual Obligations

As of December 31, 2014, our contractual commitments were as follows:

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease	$4,117	$1,521	$2,596	$—	$—
Loan and security agreement	1,085	200	666	219	—
License agreement	20	10	10	—	—

Total	$5,222	$1,731	$3,272	$219	$—

Our only material lease commitment relates to our facility in Cambridge, Massachusetts, which expires on August 31, 2017 subject to a three-year renewal option exercisable by us. The license agreement commitment relates to minimum amounts due under a license related to our earlier antisense technology. Since we developed all of our TLR technology internally, there are no TLR technology in-license agreements.

As of December 31, 2014, we had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign currency exchange gains and losses may result from amounts to be paid under our clinical trial agreements that are denominated in Euros. As of December 31, 2014, we had net accrued obligations of €0.3 million ($0.4 million using a December 31, 2014 exchange rate). All other material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At December 31, 2014, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and commercial paper classified in short-term investments.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2014. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$2	$30	$38	$3	$4	$7	$29	$7

Operating expenses:
Research and development	8,245	6,678	5,637	6,933	3,640	2,510	1,997	2,328
General and administrative	3,686	2,873	2,730	2,043	2,436	2,179	1,599	1,527

Total operating expenses	11,931	9,551	8,367	8,976	6,076	4,689	3,596	3,855

Loss from operations	(11,929)	(9,521)	(8,329)	(8,973)	(6,072)	(4,682)	(3,567)	(3,848)
Investment income, net	(6)	14	16	15	5	2	2	2
Foreign currency exchange gain (loss)	17	52	5	(3)	(23)	(58)	(26)	39

Net loss	$(11,918)	$(9,455)	$(8,308)	$(8,961)	$(6,090)	$(4,738)	$(3,591)	$(3,807)
Loss on extinguishment of convertible preferred stock and preferred stock accretion and dividends	97	119	118	185	279	278	2,030	279

Net loss applicable to common stockholders	$(12,015)	$(9,574)	$(8,426)	$(9,146)	$(6,369)	$(5,016)	$(5,621)	$(4,086)

Basic and diluted net loss per common share applicable to common stockholders (1)	$(0.14)	$(0.11)	$(0.10)	$(0.12)	$(0.10)	$(0.11)	$(0.15)	$(0.15)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	87,657	84,527	82,961	76,018	63,795	45,720	38,048	27,644

Net loss	$(11,918)	$(9,455)	$(8,308)	$(8,961)	$(6,090)	$(4,738)	$(3,591)	$(3,807)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(15)	(5)	(1)	11	(7)	—	—	—

Other comprehensive loss	(15)	(5)	(1)	11	(7)	—	—	—

Comprehensive loss	$(11,933)	$(9,460)	$(8,309)	$(8,950)	$(6,097)	$(4,738)	$(3,591)	$(3,807)

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report appears immediately below.

b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Idera Pharmaceuticals, Inc.

We have audited Idera Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Idera Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Idera Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Idera Pharmaceuticals Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Idera Pharmaceuticals Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 12, 2015

c)	Changes in Internal Controls over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

The response to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 8, 2015.

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

The remainder of the response to this item will be contained in the 2015 Proxy Statement under the captions “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation.

The response to this item will be contained in the 2015 Proxy Statement under the captions “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in the 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans are contained in the 2015 Proxy Statement under the caption “Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item will be contained in the 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The response to this item will be contained in the 2015 Proxy Statement under the caption “Accounting Matters — Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2015.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO Vincent J. Milano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015

/S/ LOUIS J. ARCUDI III Louis J. Arcudi, III	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2015

/S/ JAMES A. GERAGHTY James A. Geraghty	Chairman of the Board of Directors	March 12, 2015

/S/ SUDHIR AGRAWAL Sudhir Agrawal, D. Phil.	Director	March 12, 2015

/S/ JULIAN C. BAKER Julian C. Baker	Director	March 12, 2015

/S/ YOUSSEF EL ZEIN Youssef El Zein	Director	March 12, 2015

/S/ MARK GOLDBERG Mark Goldberg, M.D.	Director	March 12, 2015

/S/ ROBERT W. KARR Robert W. Karr, M.D.	Director	March 12, 2015

/S/ MALCOLM MACCOSS Malcolm MacCoss, Ph.D.	Director	March 12, 2015

/S/ KELVIN M. NEU Kelvin M. Neu, M.D.	Director	March 12, 2015

Signature	Title	Date

/S/ WILLIAM S. REARDON William S. Reardon, C.P.A.	Director	March 12, 2015

/S/ EVE E. SLATER Eve E. Slater, M.D., F.A.C.C.	Director	March 12, 2015

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 12, 2015

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,971	$26,278
Short-term investments	21,256	3,125
Prepaid expenses and other current assets	1,203	874

Total current assets	42,430	30,277
Long-term investments	7,344	6,189
Property and equipment, net	1,306	90
Restricted cash and other assets	346	311

Total assets	$51,426	$36,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,458	$904
Accrued expenses	4,460	3,506
Current portion of note payable	128	—

Total current liabilities	7,046	4,410
Note payable, net of current portion	742	—
Other liabilities	236	5

Total liabilities	8,024	4,415
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series E convertible preferred stock, Designated — 424 shares; Issued and outstanding — zero shares and 424 shares at December 31, 2014 and December 31, 2013, respectively	—	5,528
Series D convertible preferred stock, Designated — zero shares and 1,124 shares at December 31, 2014 and December 31, 2013, respectively; Issued and outstanding — zero shares and 1,124 shares at December 31, 2014 and December 31, 2013, respectively	—	5,464
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding —94,829 and 66,252 shares at December 31, 2014 and 2013, respectively	95	66
Additional paid-in capital	494,850	434,285
Accumulated deficit	(451,526)	(412,884)
Accumulated other comprehensive loss	(17)	(7)

Total stockholders’ equity	43,402	32,452

Total liabilities and stockholders’ equity	$51,426	$36,867

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Alliance revenue	$73	$47	$51
Operating expenses:
Research and development	27,493	10,475	13,673
General and administrative	11,332	7,741	6,279

Total operating expenses	38,825	18,216	19,952

Loss from operations	(38,752)	(18,169)	(19,901)
Other income (expense):
Decrease in fair value of warrant liability	—	—	675
Investment income, net	39	11	9
Foreign currency exchange gain (loss)	71	(68)	(23)

Net loss	(38,642)	(18,226)	(19,240)
Loss on extinguishment of convertible preferred stock, preferred stock accretion and dividends	519	2,866	3,210

Net loss applicable to common stockholders	$(39,161)	$(21,092)	$(22,450)

Basic and diluted net loss per common share applicable to common stockholders (Note 12)	$(0.47)	$(0.48)	$(0.81)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	82,827	43,906	27,639

Net loss	$(38,642)	$(18,226)	$(19,240)
Other comprehensive loss:
Increase in unrealized loss and decrease in unrealized gain on available-for-sale securities	(10)	(7)	—

Other comprehensive loss	(10)	(7)	—

Comprehensive loss	$(38,652)	$(18,233)	$(19,240)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance, December 31, 2011	—	—	—	—	27,637	$28	$387,414	$(375,418)	$—	$12,024
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	5	—	4	—	—	4
Issuance of common stock for services	—	—	—	—	1	—	1	—	—	1
Non-employee stock option expense	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	2,096	—	—	2,096
Series D redeemable preferred stock beneficial conversion feature	—	—	—	—	—	—	1,238	—	—	1,238
Series D redeemable preferred stock accretion and dividends	—	—	—	—	—	—	(1,908)	—	—	(1,908)
Transfer of Series D warrant to equity	—	—	—	—	—	—	503	—	—	503
Sale of Series E preferred stock and warrants, net of issuance costs	424	$3,701	—	—	—	—	2,322	—	—	6,023
Series E preferred stock beneficial conversion feature	—	(1,262)	—	—	—	—	1,262	—	—	—
Series E preferred stock accretion and dividends	—	1,262	—	—	—	—	(1,302)	—	—	(40)
Net loss	—	—	—	—	—	—	—	(19,240)	—	(19,240)

Balance, December 31, 2012	424	$3,701	—	—	27,643	$28	$391,635	$(394,658)	$—	$706
Sale of common stock and warrants, net of issuance costs	—	—	—	—	31,227	31	40,071	—	—	40,102
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	7,346	7	3,520	—	—	3,527
Issuance of common stock for services	—	—	—	—	36	—	26	—	—	26
Non-employee stock option expense	—	—	—	—	—	—	121	—	—	121
Stock-based compensation	—	—	—	—	—		1,398	—	—	1,398
Extinguishment of convertible preferred stock & recognition of warrants issued	(424)	(3,701)	—	—	—	—	(1,370)	—	—	(5,071)
Recognition of convertible preferred stock	424	5,528	1,124	$5,464	—	—		—	—	10,992
Series D convertible preferred stock dividends	—	—	—	—	—	—	(756)	—	—	(756)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(360)	—	—	(360)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(7)	(7)
Net loss	—	—	—	—	—	—		(18,226)	—	(18,226)

Balance, December 31, 2013	424	$5,528	1,124	$5,464	66,252	$66	$434,285	$(412,884)	$(7)	$32,452
Sale of common stock and warrants, net of issuance costs	—	—	—	—	7,867	8	37,229	—	—	37,237
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	5,932	6	8,450	—	—	8,456
Issuance of common stock for services	—	—	—	—	27	—	82	—	—	82
Non-employee stock option expense	—	—	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	—		4,322	—	—	4,322
Series D convertible preferred stock dividends	—	—	—	—	—	—	(66)	—	—	(66)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(453)	—	—	(453)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(10)	(10)
Conversion of Series D preferred stock to common	—	—	(1,124)	(5,464)	6,266	6	5,458	—	—	0
Conversion of Series E preferred stock to common	(424)	(5,528)	—	—	8,485	9	5,519	—	—	0
Net loss	—	—	—	—	—	—		(38,642)	—	(38,642)

Balance, December 31, 2014	—	—	—	—	94,829	$95	$494,850	$(451,526)	$(17)	$43,402

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(38,642)	$(18,226)	$(19,240)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss from disposition of assets	1	—	4
Non-employee stock option expense	24	121	5
Stock-based compensation	4,322	1,398	2,096
Decrease in fair value of warrant liability	—	—	(675)
Issuance of common stock for services rendered	82	26	1
Amortization of investment premiums	213	9	—
Depreciation and amortization expense	206	137	251
Changes in operating assets and liabilities —
Prepaid expenses and other current assets	(329)	(676)	57
Accounts payable, accrued expenses, and other liabilities	2,802	74	(2,415)

Net cash used in operating activities	(31,321)	(17,137)	(19,916)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(23,623)	(9,331)	—
Proceeds from maturity of available-for-sale securities	4,115	—	—
Purchases of property and equipment	(1,093)	(9)	—

Net cash (used in) provided by investing activities	(20,601)	(9,340)	—
Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	37,137	40,202	—
Sale of Series E convertible preferred stock and warrants, net of issuance costs	—	—	6,023
Proceeds from issuance of note payable	825	—	—
Proceeds from exercise of common stock warrants and options and employee stock purchases	8,456	3,527	4
Dividends paid	(798)	(1,066)	(583)
Payments on capital lease	(5)	(4)	(3)

Net cash provided by financing activities	45,615	42,659	5,441

Net (decrease) increase in cash and cash equivalents	(6,307)	16,182	(14,475)
Cash and cash equivalents, beginning of year	26,278	10,096	24,571

Cash and cash equivalents, end of year	$19,971	$26,278	$10,096

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

1. Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its Toll-like receptor (“TLR”) targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to act by modulating the activity of specific TLRs. In addition, using its gene silencing oligonucleotide (“GSO”) technology, the Company is developing GSOs to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company considers its GSO technology to be a third generation antisense technology that can potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

Idera is currently conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and Phase 1/2 clinical trial of IMO-8400 in patients with diffuse large B-cell lymphoma (“DLBCL”) who harbor the MYD88 L265P oncogenic mutation. The Company is planning to initiate clinical development of IMO-8400 for the treatment of rare diseases and has selected dermatomyositis and Duchenne muscular dystrophy (“DMD”) as the first non-cancer rare diseases for which it plans to develop IMO-8400. The Company believes it can develop and commercialize therapies on its own in these disease indications, which are characterized by small, well-defined patient populations with serious unmet medical needs.

The Company is also advancing a second novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. The Company is conducting a Phase 1 clinical trial of IMO-9200 in healthy volunteers.

The Company is also developing its GSOs to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, the Company believes that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. The Company is currently undertaking an analysis of oncology and rare disease indications for development of drug candidates from its GSO technology. The Company is planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in its GSO program in the second half of 2015.

At December 31, 2014, the Company had an accumulated deficit of $451,526,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(b) Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2014 and 2013 consisted of cash and money market funds.

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Available-for-sale investments are classified as long-term if their contractual maturity is greater than one year at the balance sheet date and the Company does not have the intent to sell them in order to fund current operations. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Investment income, net” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either December 31, 2014 or 2013. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2014, 2013 or 2012. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three years ended December 31, 2014. The Company had no auction rate securities as of December 31, 2014 and 2013.

(c) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of December 31, 2014 and 2013, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(d) Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

(e) Revenue Recognition

For the years ended December 31, 2014, 2013 and 2012, alliance revenue consisted primarily of revenue from the reimbursement by licensees of costs associated with patent maintenance. The Company recognizes the reimbursement revenue during the period in which the related expenses are incurred.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(f) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 2(m). The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2014 and 2013. As of December 31, 2014, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a), including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. As of December 31, 2013, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the Series D convertible preferred stock (the “Series D preferred stock”) embedded features discussed in Note 7(a) and the Series E convertible preferred stock (the “Series E preferred stock”) embedded features discussed in Note 8(g).

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. The Company applies Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive (loss) gain for the years ended December 31, 2014 and 2013:

	Year ended December 31,
(In thousands)	2014	2013
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(7)	$—
Change during the period	(10)	(7)

Accumulated unrealized loss on available-for-sale securities at end of period	$(17)	$(7)

There was no accumulated unrealized gain or loss on available-for-sale securities during 2012.

(h) Net Income (Loss) per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years ended December 31, 2014 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 12).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(i) Segment Reporting

The Company views its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2014 and 2013, all assets were located in the United States.

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

The Company recorded charges of $4,322,000, $1,398,000, and $2,096,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The 2014 charge includes approximately $1,293,000 for the recognition of amortization associated with an employee’s options that were subject to accelerated vesting as a result of a modification. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions apply to the options to purchase 8,232,424, 5,072,583, and 187,500 shares of common stock granted to employees and directors during the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Average risk free interest rate	1.4%	1.3%	0.8%
Expected dividend yield	—	—	—
Expected lives (years)	4.4	5.0	5.6
Expected volatility	86%	67%	62%
Weighted average grant date fair value of options granted during the period (per share)	$2.36	$0.89	$0.51
Weighted average exercise price of options granted during the period (per share)	$3.69	$1.55	$0.92

The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three years ended December 31, 2014 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The fair value of options that vested during 2014, 2013 and 2012 amounted to $4,208,000, $1,429,000 and $2,123,000, respectively. The intrinsic value of options exercised amounted to $573,000 and $150,000 during 2014 and 2013, respectively. There were no option exercises in 2012. As of December 31, 2014, there was $18,669,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 3.6 years.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(l) Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2014, all of the Company’s cash, cash equivalents and investments are held at two financial institutions.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2014 and 2013 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets
Money market funds	$17,156	$17,156	$—	$—
Other cash equivalents – commercial paper	2,500	—	2,500	—
Short-term investments – commercial paper	4,494	—	4,494	—
Short-tem investments – certificate of deposit	500	—	500	—
Short-term investments – corporate bonds	14,357	—	14,357	—
Short-term investments – municipal bonds	1,905	—	1,905	—
Long-term investments	7,344	—	7,344	—

Total Assets	$48,256	$17,156	$31,100	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2013
Assets
Money market funds	$25,201	$25,201	$—	$—
Short-term investments – commercial paper	1,997	—	1,997	—
Short-term investments– corporate bonds	1,128	—	1,128	—
Long-term investments	6,189	—	6,189	—

Total Assets	$34,515	$25,201	$9,314	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper, certificate of deposit and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. The fair value of certificates of deposits approximates carrying value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at December 31, 2014 or 2013.

In connection with the sale of its Series D preferred stock in November 2011, the Company issued warrants which contained provisions for anti-dilution protection in the event that the Company issued other equity securities

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

at a price below $1.46 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants did not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s own Stock” and the Company recorded the fair value of these warrants as a Level 3 liability at the issuance date using the Black-Scholes option pricing model based, in part, on the Company’s assumptions and significant inputs not observed in the market. The Company revalued the warrants at the end of each quarter using the Black-Scholes option pricing model and recognized the change in the fair value of the warrants in the statements of operations and comprehensive loss as other income (expense).

The sale of shares of Series E preferred stock and Series E warrants in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were “indexed to the company’s own stock” and met certain criteria for equity classification, thus the Series D warrants were marked to fair value resulting in the recognition of $675,000 of non-operating income during the period ended November 9, 2012 at which time the $503,000 fair value of the warrant liability was transferred to stockholders’ equity. As of December 31, 2012, there was no warrant liability.

(n) New Accounting Pronouncements — Recently Issued

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 —Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosure requirements for individually significant components that do not qualify as discontinued operations. This ASU will be effective prospectively for fiscal years beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been previously reported in financial statements previously issued. The Company does not expect the adoption of this ASU to have a material effect on its financial statements.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2014 and 2013:

	December 31, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$4,493	$—	$1	$4,494
Certificate of deposit due in one year or less	500	—	—	500
Corporate bonds due in one year or less	14,364	(7)	—	14,357
Municipal bonds due in one year or less	1,906	(1)	—	1,905

Total short-term investments	21,263	(8)	1	21,256
Corporate bonds due in one year or more	7,354	(10)	—	7,344

Total long-term investments	7,354	(10)	—	7,344

Total investments	$28,617	$(18)	$1	$28,600

	December 31, 2013
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Commercial paper due in one year or less	$1,997	$—	$—	$1,997
Corporate bonds due in one year or less	1,128	—	—	1,128

Total short-term investments	3,125	—	—	3,125
Corporate bonds due in one year or more	6,196	(7)	—	6,189

Total long-term investments	6,196	(7)	—	6,189

Total investments	$9,321	$(7)	$—	$9,314

The Company had no realized gains or losses from available-for-sale securities in 2014, 2013 or 2012. There were no losses or other-than-temporary declines in value included in “Investment income, net” for any securities for the three years ended December 31, 2014. The Company had no auction rate securities as of December 31, 2014 and 2013. See Notes 2(f) and 2(m).

4. Property and Equipment

At December 31, 2014 and 2013, net property and equipment at cost consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Leasehold improvements	$525	$525
Laboratory equipment and other	3,884	2,854

Total property and equipment, at cost	4,409	3,379
Less: Accumulated depreciation and amortization	3,103	3,289

Property and equipment, net	$1,306	$90

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense on property and equipment was approximately $200,000, $137,000 and $251,000 in 2014, 2013 and 2012, respectively.

5. Note Payable and Accrued Expenses

(a) Note Payable

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3,000,000 in one or more advances each of which is to be evidenced by a promissory note. The Company’s obligations to Oxford will be secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance will include interest at a fixed interest rate equal to the greater of 7.5% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which is July 1, 2015 for any equipment advance made on or before June 30, 2015, and is the first monthly payment date for any equipment advance made on or after July 1, 2015. Monthly installments payable prior to July 1, 2015 will consist of accrued interest only and monthly installments payable on or after July 1, 2015 will consist of principal and accrued interest.

The Company is required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The final payments will be accrued as interest expense over the term of each equipment advance using the effective interest method. The weighted average annual effective interest rate on the notes payable based on the amount advanced through December 31, 2014, including accrual of the final payment, is 11.1%. If the Company prepays all or a portion of the principal amount of any equipment advance prior to maturity, it will be required to pay Oxford a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

As of December 31, 2014, the Company had received approximately $893,000 in advances under the loan and security agreement and an additional $2,107,000 remained available under the agreement. Aggregate future minimum payments, reflecting payments on outstanding principal plus interest, due under the loan and security agreement as of December 31, 2014, were as follows (in thousands):

Year ending December 31,
2015	$200
2016	333
2017	333
2018	219

Total minimum payments	1,085
Less amount representing interest	(192)

Notes payable, gross	893
Unamortized facility fee	(27)
Accrual of final payment	4

Notes payable, balance	870
Less current portion of notes payable	(128)

Non-current portion of notes payable	$742

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company assessed all terms and features of the note that the Company issued under its loan and security agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the note, including put and call features. The Company determined that all features of the note are clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. The Company will continue to reassess the features to determine if they require separate accounting on a quarterly basis.

(b) Accrued Expenses

At December 31, 2014 and 2013, accrued expenses consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll and related costs	$1,453	$817
Clinical and nonclinical trial expenses	2,068	1,277
Cost of regaining rights to cancer program	251	966
Professional and consulting fees	530	337
Other	158	109

	$4,460	$3,506

6. Collaboration and License Agreements

(a) Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic for use in the Company’s clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400, the Company’s lead drug candidate. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, the Company will pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration (“FDA”). This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company incurred $2.2 million in expenses under the Abbott Molecular agreement through December 31, 2014.

(b) Collaboration and License Agreement with Merck & Co.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2006, in connection with the execution of the license and collaboration agreement, the Company entered into a stock purchase agreement with Merck & Co. Pursuant to such stock purchase agreement, the Company issued and sold to Merck & Co. 1,818,182 shares of the Company’s common stock for a price of $5.50 per share resulting in aggregate gross proceeds of $10.0 million.

In April 2014, the Company entered into an amendment to the license and research collaboration agreement with Merck & Co. As a result of this amendment, Merck & Co.’s rights under the agreement have been limited to specified TLR7, TLR8, and TLR9 agonists that Merck & Co. selected in January 2012, and the Company regained the rights to pursue its other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that it now has the right to pursue its TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields. Merck & Co.’s obligations under the agreement to pay the Company milestone payments and royalties continue in effect with respect to the specified TLR7, TLR8, and TLR9 agonists. However, in connection with this amendment, the Company agreed that, to the extent that the Company licenses to third parties any TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease and receives income under such licenses, Merck & Co. may credit against any milestone payments and royalties it owes to the Company an amount equal to 15% of the license income received by the Company under the third-party licenses, up to a maximum of $60.0 million in credits.

(c) Other License Agreements

The Company has out-licensed and in-licensed therapies related to antisense technology.

In 2001, the Company entered into an agreement with Isis Pharmaceuticals, Inc. (“Isis”), under which it granted Isis a license, with the right to sublicense, to its antisense chemistry and delivery patents and patent applications; and it retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties. During 2001, Isis paid the Company $15.0 million in cash and issued 857,143 shares of its common stock having an aggregate fair market value on the dates on which title to the shares was received of $17.3 million and is required to pay the Company a low to mid double-digit percentage of specified sublicense income it receives from some types of sublicenses of its patents. As of December 31, 2014, the Company has received $0.3 million in sublicense income from Isis. Also under the agreement, the Company licensed from Isis specified antisense patents and patent applications, principally Isis’ suite of RNase H patents and patent applications. The Company also paid to Isis $0.7 million and issued 1,005,499 shares of common stock having a fair market value of approximately $1.2 million on the date of issuance for this license and is obligated to pay Isis an annual maintenance fee and low single-digit royalties on net sales of antisense products sold that are covered by Isis’s patent rights. The Company has the right to use these patents and patent applications in its drug discovery and development efforts and in some types of third-party collaborations. As of December 31, 2014, the Company has only paid Isis annual maintenance fees and has not paid any royalties. The agreement may be terminated for an uncured material breach by either party. The licenses granted under the Isis agreement terminate upon the last to expire of the patents and patent applications licensed under the agreement. The Company may terminate at any time the sublicense by Isis to it of the patents and patent applications.

In addition, the Company is a party to other license agreements involving the license of its antisense patents for oligonucleotide chemistry and delivery and for specific gene targets, under which the Company typically is entitled to receive license fees, sublicensing income, research payments, payments upon achievement of developmental milestones, and royalties on product sales. As of December 31, 2014, the Company had received a total of $1.5 million under these agreements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Series D Convertible Preferred Stock and Warrants

The following securities were issued in connection with the Company’s November 4, 2011 financing. As discussed below, on February 6, 2014, all of the shares of Series D preferred stock were converted into 6,266,175 shares of the Company’s common stock.

(a) Convertible Preferred Stock

The Series D preferred stock had the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series D preferred stock of the Company, as amended (the “Series D Certificate of Designations”), as summarized below.

•

Dividends — The holders of the Series D preferred stock were entitled to receive dividends payable quarterly in arrears at the rate of 7% per annum. Such dividends were required to be paid in cash through September 30, 2013 and thereafter could have been paid in cash or with shares of common stock or with shares of a to-be-created new series of non-voting preferred stock in the event that payment of such dividends could not be made in shares of its common stock as a result of the application of the beneficial ownership and voting power limitations set forth the Series D Certificate of Designations, as determined by the Company in its sole discretion, except that the Company could not pay any dividends to a holder of Series D preferred stock in shares of common stock to the extent the issuance of such shares would result in the holder of Series D preferred stock and its affiliates beneficially owning more than 19.99% of (i) the common stock outstanding or (ii) the combined voting power of the securities of the Company outstanding immediately after giving effect to the issuance of such shares of common. Dividends payable on the Series D preferred stock amounted to $160,000 at December 31, 2013. There were no dividends payable on the Series D preferred stock at December 31, 2014. Under the original terms of the Series D preferred stock, the 4.6% dividends that the Company originally paid to the Series E preferred stockholders under the terms of the Series E preferred stock were also be paid to the Series D preferred stockholders on an as-converted to common stock basis, which resulted in Series D preferred stockholders being entitled to an additional 2.2% per annum cash dividend payable quarterly in arrears. At the Company’s 2013 annual meeting of stockholders (the “2013 Annual Meeting”), an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock requiring payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders was approved by the Company’s stockholders. As a result, the Series E preferred stockholders became entitled to receive dividends payable in cash quarterly in arrears at the rate of 8% per annum and the Series D preferred stockholders ceased to be entitled to corresponding dividends effective July 26, 2013.

•

Liquidation and Other Events — In the event of a liquidation, dissolution or winding up of the Company (a “Liquidation”), whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series D preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share of Series D preferred stock equal to the amount that would be payable with respect to such share had all shares of Series D preferred stock been converted into shares of common stock immediately prior to such Liquidation and not any amount greater than that amount in preference to the Company’s common stock. Such amount would have been paid before any cash distribution could be made or any other assets distributed in respect of junior securities to the holders of any junior securities including, without limitation, common stock and Series A preferred stock of the Company. In the event of a sale of the corporation, after payment to the holders of the Series A preferred stock and any other class of capital stock of the Company ranking senior to the Series D preferred stock, the remaining assets of the

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company available for distribution to its stockholders will be distributed among the holders of shares of Series E preferred stock, Series D preferred stock and common stock on a pro rata (and as converted to common stock) basis based on the number of shares held by each such holder.

•

Conversion — Each share of Series D preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series D preferred stock original issue price by the Series D preferred stock conversion price in effect at the time of conversion. The Series D preferred stock conversion price was initially equal to $1.63 and the Series D preferred stock issue price was initially equal to the $8.1375 original purchase price of the Series D preferred stock. Accordingly, each share of Series D preferred stock was initially convertible at the option of the holder into five fully paid and nonassessable shares of the common stock. As a result of the Company’s Series E financing in November 2012, the Series D preferred stock conversion price was adjusted to the $1.46 per share minimum resulting in each share of Series D preferred stock becoming convertible at the option of the holder into 5.5736 fully paid and nonassessable shares of the common stock. No holder could convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the common stock outstanding. The Series D preferred stock conversion price, and the rate at which shares of Series D preferred stock could have been converted into shares of common stock, was subject to adjustment for stock dividends, stock splits and other events, as provided in the Series D Certificate of Designations.

•

Redemption by Company — After November 4, 2013 and following notice the Company could have redeemed, for cash payment equal to the original Series D preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon, all or a portion of the Series D preferred stock if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to 200% of the Series D preferred stock conversion price.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Because the Series D preferred stock was redeemable upon events outside the control of the Company, the Company initially recorded it in temporary equity. The sale of shares and warrants in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D preferred stock, resulting in the conversion price of the Series D preferred stock being reduced and fixed at the minimum $1.46 per share and the Series D preferred stock no longer being subject to any anti-dilution adjustments which resulted in an additional $1,238,000 discount related to the additional BCF. The additional BCF was immediately accreted to preferred dividends in 2012 which resulted in the carrying value of the Series D preferred stock remaining at $5,921,000. The Series D preferred stock was redeemable by the holder for the original $9,149,000 purchase price plus unpaid accrued dividends upon a fundamental change, as described above. The Company has determined that the occurrence of a fundamental change was not probable and did not accrete the difference

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

between the $5,921,000 fair value of the Series D preferred stock and the redemption value of $9,149,000 purchase price plus unpaid accrued dividends. If the occurrence of a fundamental change became probable, the Company would have accreted this $3,228,000 difference at that time.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Series D warrants were first assessed under ASC 480 and it was determined that they were not within its scope so the warrants were not considered a liability under ASC 480. The Series D warrants were then assessed under ASC 815 and were determined to be derivative instruments since the price protection features do not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40. The Series D warrants were recorded at fair value as of the transaction date and were being marked to fair value through earnings each quarter. The sale of shares of Series E preferred stock and Series E warrants in the Company’s November 2012 Series E financing triggered an anti-dilution adjustment under the terms of the Series D warrants, resulting in the exercise price of the Series D warrants being reduced and fixed at the minimum $1.46 per share and the Series D warrants no longer being subject to any anti-dilution adjustments. Since the exercise price of the Series D warrants became fixed, the Series D warrants then met the exception under ASC 815-40 as they were “indexed to the company’s own stock” and met certain criteria for equity classification. Accordingly, the Series D warrants were marked to fair value through earnings as of November 9, 2012 and the remaining $503,000 was reclassified to stockholders equity at that time. See Note 2(m).

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

(b) Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2014:

Expiration Date	Shares	Weighted Average Exercise Price Per share
August 5, 2015	334,600	$3.71
November 4, 2016	2,810,650	1.46
November 9, 2017	7,484,840	0.70
May 7, 2018	24,906,327	0.47
May 7, 2020	15,816,327	0.01
September 30, 2020	4,175,975	0.01
February 10, 2021	2,158,750	0.01

Total	57,687,469	0.39

See Note 7(b).

(c) Stock Options

Under the Company’s 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 10,224,460 shares of common stock, plus such additional number of shares of common stock (up to 5,720,540) as is equal to the sum of (i) the number of shares of common stock reserved for issuance under the Company’s 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) that are available for grant under the 2008 Stock Incentive Plan immediately prior to the date the 2013 Stock Incentive Plan is

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

approved by its stockholders and (ii) the number of shares of common stock subject to awards granted under the 2008 Stock Incentive Plan which awards expire, terminate or are otherwise surrendered, cancelled, or forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options to any limitations of the Internal Revenue Code of 1986, as amended (the “Code”)), may be issued pursuant to awards granted under the 2013 Stock Incentive Plan subject to reduction in the event that there are any “full-value awards,” as defined in the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 1,500,000 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2014, options to purchase a total of 7,944,549 shares of common stock were outstanding under the 2013 Stock Incentive Plan. As of December 31, 2014, 2,516,500 shares of common stock remain available for grant under the 2013 Stock Incentive Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Stock Incentive Plan. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of December 31, 2014, options to purchase a total of 6,406,439 shares of common stock were outstanding under these earlier plans. During 2014, the Company also granted as inducement grants non-statutory stock options to purchase an aggregate of 2,600,000 shares of common stock. The inducement grant awards were made outside of the 2013 Stock Incentive Plan pursuant to the NASDAQ inducement grant exception as a material component of new hires’ employment compensation. All of the inducement grants remained outstanding at December 31, 2014.

The following table summarizes information related to the outstanding and exercisable options during 2014 (in thousands, except per share amounts and years):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	10,148	$3.38
Granted	8,232	3.69
Exercised	(374)	2.37
Forfeited	(825)	2.18
Expired	(230)	6.81

Outstanding at December 31, 2014	16,951	3.56	8.06	$23,512

Exercisable at December 31, 2014	7,393	3.95	6.15	11,950
Total exercisable or expected to vest	16,320	3.57	8.00	22,749

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

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2014, 2013, and 2012, the Company issued 13,844, 14,716, and 4,746 shares of common stock, respectively, under the Stock Purchase Plan.

(e) Preferred Stock

The Restated Certificate of Incorporation of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of December 31, 2014, the Company has designated 1,500,000 shares as Series A convertible preferred stock and 424,242 shares of Series E preferred stock (see Note 8(g)). On March 28, 2014, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock with the State of Delaware Secretary of State which eliminated the designation of the shares of Series D preferred stock.

(f) Series A Convertible Preferred Stock

The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. The Company paid dividends in stock until 2004 when it elected to pay further dividends in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment. As of December 31, 2014 and 2013, there were 655 shares of Series A convertible preferred stock outstanding.

(g) Series E Convertible Preferred Stock

The Series E convertible preferred stock was issued in connection with the Company’s November 9, 2012 financing discussed in Note 15. As discussed below, in December 2014, all of the shares of Series E preferred stock were converted into 8,484,840 shares of the Company’s common stock.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

•

Dividends — The holders of Series E preferred stock were entitled to receive cash dividends payable quarterly in arrears at the Initial Dividend Rate (as defined below) with the first payment date being March 31, 2013. The Company proposed at the 2013 Annual Meeting an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. Since the stockholders of the Company approved the amendment to the Series D Certificate of Designations, the dividend rate with respect to the Series E preferred dividends increased from the Initial Dividend Rate to the rate of 8% per annum. The term “Initial Dividend Rate” means 4.6% per annum or such other percentage per annum as may be approved by the Company and by the holders of at least a majority of the then outstanding shares of Series E preferred stock. Dividends payable on the Series E preferred stock amounted to $119,000 at December 31, 2013. There were no dividends payable on the Series E preferred stock at December 31, 2014.

•

Liquidation and Other Events — In the event of a liquidation, dissolution or winding up of the Company (other than a Sale of the Corporation as defined in the Series E Certificate of Designations) (a “Liquidation”), whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series E preferred stock then outstanding would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount per share of Series E preferred stock equal to the amount that would be payable with respect to such share had all shares of Series E preferred stock been converted into shares of common stock immediately prior to such Liquidation and not any amount greater than that amount in preference to the Company’s common stock. Such amount would have been paid before any cash distribution may be made or any other assets distributed in respect of the holders of common stock, Series A convertible preferred stock, Series D preferred stock or any other class of capital stock of the Company ranking junior to the Series E preferred stock as to liquidation. In the event of a sale of the corporation, after payment to the holders of the Series A preferred stock and any other class of capital stock of the Company ranking senior to the Series E preferred stock, the remaining assets of the Company available for distribution to its stockholders would have been distributed among the holders of shares of Series E preferred stock, Series D preferred stock and common stock on a pro rata (and as converted to common stock) basis based on the number of shares held by each such holder.

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

•

Conversion — Each share of Series E preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series E preferred stock original issue price by the Series E preferred stock conversion price in effect at the time of conversion. The Series E preferred stock conversion price is initially equal to $0.70 and the Series E preferred stock issue price is initially equal to the $14.00 original purchase price of the Series E preferred stock. Accordingly, each share of Series E preferred stock is initially convertible at the option of the holder into 20 fully paid and nonassessable shares of the common stock. No holder could convert its shares to the extent such conversion would result in the holder and its affiliates beneficially owning more than 19.99% of the outstanding common stock or outstanding voting power of the Company (including shares of common stock issuable upon conversion of the Series E preferred stock). The initial Series E preferred stock conversion price, and the rate at which shares of Series E preferred stock may be converted into shares of common stock, was subject to adjustment for stock dividends, stock splits and other similar events, as provided in the Series E Certificate of Designations.

•

Redemption by Company — After the later of November 9, 2014 and the date that no shares of Series D preferred stock remain outstanding, the Company could have redeemed all or a portion of the Series E preferred stock for a cash payment equal to the original Series E preferred stock issue price per share plus any accrued or declared but unpaid dividends thereon following notice to the holders of the Series E preferred stock if the closing price of the common stock for 20 or more trading days in a period of 30 consecutive trading days is greater than or equal to 400% of the Series E preferred stock conversion price. The Company could not redeem any shares of Series E preferred stock from a holder that could not convert such shares of Series E preferred stock into common stock as a result of the beneficial ownership limitations described above under “Conversion.” In such event, the Company could have redeemed such nonredeemable shares pursuant to alternative redemption provisions set forth in the Series E Certificate of Designations following notice to the holders of the nonredeemable shares, for a cash payment equal to the greater of the 20 consecutive trading day average closing price per share of the common stock ending on the trading day immediately prior to redemption date plus any dividends accrued or declared but unpaid thereon and the Series E conversion price plus any dividends accrued or declared but unpaid thereon.

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

The Series E preferred stock was issued together with warrants to purchase 8,484,840 shares of common stock (the “Series E warrants”). Since the Series E preferred stock and the Series E warrants were classified in stockholders’ equity, the gross proceeds from the financing were allocated between the Series E preferred stock and the Series E warrants based on their relative fair values at the time of the November 9, 2012 Series E financing. The fair value of the Series E warrants was computed using the Black-Scholes option pricing model and was determined to be $2,949,000. The $2,322,000 prorated value of the Series E warrants was recorded as additional paid-in capital.

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

In December 2014, the holders of Series E preferred stock converted such shares into 8,484,840 shares of common stock in accordance with the terms of the Series E Certificate of Designations. As a result of this conversion, no shares of Series E preferred stock remain outstanding.

9. Commitments and Contingencies

(a) Lease Commitments

During 2014, 2013 and 2012, rent expense, including real estate taxes, was $1,672,000, $1,601,000 and $1,596,000, respectively. As part of the lease, the Company is required to restrict approximately $311,000 of cash for a security deposit as of December 31, 2014. The lease is classified as an operating lease. Future minimum commitments as of December 31, 2014 under the Company’s lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2015	$1,521
2016	1,550
2017	1,046

$4,117

The operating lease was amended on February 21, 2014 to, among other things, extend the expiration date to August 31, 2017 subject to a three-year renewal option exercisable by the Company.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b) External Collaborations

The Company is a party to royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company has minimum payments due under one of these agreements of $10,000 in each of 2015 and 2016.

(c) Contract Obligations

The Company has employment agreements with its executive officers that include future minimum commitments of approximately $2,246,000 per year.

(d) Related-Party Transactions

In November 2011, the Company issued and sold shares of Series D preferred stock and Series D warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar I, an investment partnership managed by one of the Company’s directors and significant shareholders, which is described in Note 15. As discussed in Note 7(a), all shares of Series D preferred stock were converted to common stock in February, 2014. In November 2012, the Company issued and sold shares of Series E preferred stock and Series E warrants pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar II, an investment partnership managed by two of the Company’s directors and one of its significant shareholders, which is described in Note 15. As discussed in Note 8(g), all shares of Series E preferred stock were converted to common stock in December 2014.

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

Youssef El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar I, Pillar II, Pillar III and Pillar IV. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar III Entities and the Pillar IV Entities. In addition, Abdul-Wahab Umari, who was also a member of the Company’s board of directors until June 2014, is a managing partner of Pillar Invest.

The Company paid a director consulting fees of approximately $1,000 in 2012 for services performed in 2011. The Company did not pay any consulting fees to directors in 2014 or 2013. The Company issued common stock in lieu of director board and committee fees of approximately $82,000, $26,000, and $1,000 during 2014, 2013 and 2012, respectively.

Additional information on related party transactions associated with the April 2013 agreements between the Company and the Pillar Entities (as defined in Note 14) is included in Note 14.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10. Income Taxes

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2014, have resulted in ownership changes in excess of 50% that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. In December, 2014, the Company completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November, 2012. The 2014 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below have been adjusted to reflect the ownership change limitations that resulted from this study. The corresponding 2013 amounts have not been adjusted. Additional ownership change limitations may result from ownership changes that occur after November 2012.

As of December 31, 2014, the Company had cumulative NOLs of approximately $79,112,000 and $75,395,000 available to reduce federal and state taxable income. These NOLs expire through 2034. In addition, at December 31, 2014, the Company had cumulative federal and state tax credit carryforwards of $1,680,000 and $749,000, respectively, available to reduce federal and state income taxes which expire through 2034 and 2029, respectively. The federal and state NOLs include approximately $670,000 and $349,000, respectively, of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” These amounts represent excess tax benefits as defined under ASC 718 and have not been included in the gross deferred tax asset reflected for NOLs.

As of December 31, 2014 and 2013, the components of the deferred tax assets are approximately as follows:

	2014	2013
	(In thousands)
Operating loss carryforwards	$30,632	$68,500
Tax credit carryforwards	2,174	9,376
Other	5,625	5,078

	38,431	82,954
Valuation allowance	(38,431)	(82,954)

	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The decreases in the operating loss and tax credit carryforward deferred tax assets and the valuation allowance in the current year are primarily attributable to the ownership change limitations discussed above.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	—	0.2	116.3
Change in valuation allowance	(115.3)	43.1	(76.6)
Federal and state credits	(4.0)	(5.0)	(0.6)
State income taxes, net of federal benefit	(5.1)	(5.1)	(5.2)
Permanent differences	0.8	0.9	0.1
Section 382 Limitation	157.5	—	—
Other	0.1	(0.1)	—

Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, “Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2014 and 2013.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2011, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

11. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $139,000, $83,000, and $106,000 of 401(k) benefits were charged to operating expenses during 2014, 2013 and 2012, respectively.

12. Net Loss per Common Share Applicable to Common Stockholders

For the years ended December 31, 2014 and 2013, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 74,640,383 and 85,973,681 at December 31, 2014 and 2013, respectively, and consisted of stock options, preferred stock and warrants.

For the year ended December 31, 2014, net loss per common share applicable to common stockholders reflects $66,000 and $453,000, respectively, in dividends accrued on shares of Series D preferred stock and Series E preferred stock. For the year ended December 31, 2013, net loss per common share applicable to common stockholders reflects $1,750,000 related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that the Company issued in November 2011 and November 2012, respectively, that has been charged to net loss applicable to common stockholders as a preferred stock dividend and $756,000 and $360,000, respectively, in dividends accrued on shares of Series D preferred stock and Series E preferred stock.

13. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$—	$—

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series D preferred stock to common stock	$5,464	$—	$—

Conversion of Series E preferred stock to common stock	$5,528	$—	$—

Extinguishment of Series D and Series E preferred stock and issuance of related warrants	$—	$5,921	$—

Accrued 2013 financing transaction costs paid in 2014	$—	$100	$—

Accretion of Series D redeemable preferred stock beneficial conversion feature	$—	$—	$1,238

Accretion of Series E preferred stock beneficial conversion feature	$—	$—	$1,262

Reclassification of Series D warrants from liabilities to stockholders’ equity	$—	$—	$503

14. April 2013 Pillar Agreements

In April 2013, the Company entered into two agreements (the “Pillar Agreements”) with Pillar I, Pillar II and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”). The agreements, including the Company’s obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of the follow-on underwritten public offering of the Company’s securities on May 7, 2013. Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest, which is the general partner of Pillar I and Pillar II, and is a limited partner of Pillar I and Pillar II. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar Entities. In addition, Abdul-Wahab Umari, who was also a member of the Company’s board of directors until June 2014, is a managing partner of Pillar Invest.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In connection with the Pillar Agreements, the Company filed a registration statement that became effective on July 10, 2013, registering the resale of the shares of common stock issuable upon exercise of the Pillar Warrants. All of the Pillar I Warrants and the Additional Pillar Warrants were exercised during 2014.

The amendments to the Series D Certificate of Designations and Series E Certificate of Designations did not become effective until the amendments were approved by the Company’s stockholders at the 2013 Annual Meeting, which occurred during the Company’s fiscal quarter that began on July 1, 2013. As discussed in Note 7(a), all shares of Series D preferred stock were converted to common stock in February, 2014. As discussed in Note 8(g), all shares of Series E preferred stock were converted to common stock in December 2014.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company used the Black-Scholes option pricing model to compute the fair value of the Pillar Warrants as of the May 7, 2013 effective date on which the Pillar Warrants were issued based on the following assumptions and other inputs:

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Warrant Exercises

Warrants to purchase 5,543,802 shares of common stock were exercised during 2014. The Company received $7,534,000 in proceeds from the exercise of these warrants.

Warrants to purchase 7,160,000 shares of common stock were exercised during 2013. The Company received $3,365,000 in proceeds from the exercise of these warrants.

There were no warrant exercises during 2012.

Series E Preferred Stock and Warrant Financing

In November 2012, the Company entered into a Convertible Preferred Stock and Warrant Purchase Agreement (the “Series E Purchase Agreement”) with Pillar II and the other purchaser named therein (together, the “Series E Purchasers”). Pursuant to the Series E Purchase Agreement, the Company issued and sold to the Series E Purchasers, for an aggregate purchase price of approximately $7.0 million, 424,242 shares of its Series E preferred stock and Series E warrants to purchase up to 8,484,840 shares of its common stock. The shares of Series E preferred stock are convertible, subject to limitations, into an aggregate of 8,484,840 shares of common stock at a conversion price of $0.70 per share. The initial exercise price of the Series E warrants is $0.70 per share. The Series E warrants are exercisable immediately, and will expire if not exercised on or prior to November 9, 2017. The Company has agreed to pay to the holders of the Series E preferred stock quarterly

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

dividends payable in cash in arrears at the rate of 4.6% per annum with the first dividend payment being due on March 31, 2013. Under the terms of the Series D preferred stock, any dividends paid to the holders of Series E preferred stock would also be paid to the holders of the Series D preferred stock on an as-converted to common stock basis. The Company agreed that, at the 2013 Annual Meeting, it would, among other things, propose an amendment to the Series D Certificate of Designations to, among other things, modify the terms of the Series D preferred stock that require payment of dividends to Series D preferred stockholders upon payment of dividends to Series E stockholders. Since the stockholders of the Company approved the amendment to the Series D Certificate of Designations, the dividend rate with respect to the Series E preferred dividends increased from the 4.6% to the rate of 8% per annum. The net proceeds to the Company, excluding the proceeds of any exercise of the warrants, were approximately $6.0 million. The Company intends to use these funds for research and clinical development activities, the manufacturing of its drug candidates, working capital and general corporate purposes, including the advancement of the Company’s autoimmune disease program in at least two indications.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to specified cash penalties if it fails to maintain an effective registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued upon conversion of the Series D preferred stock and the shares of common stock issuable upon exercise of the Series D warrants. Such penalties are limited to a cumulative maximum penalty equal to 10% of the aggregate purchase price paid to the Company by Pillar I for the Series D preferred stock. The Company is required to maintain the registration statement’s effectiveness until no unregistered shares of common stock issued or issuable upon conversion of the Series D preferred stock or upon exercise of the Series D warrants remain outstanding or issuable, as applicable.

16. Subsequent Event

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses were approximately $80.6 million. Investment funds affiliated with Baker Bros. Advisors LP and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at $3.75 per share.

As of February 19, 2015, Baker Bros. Advisors LP and certain of its affiliated funds (which include the Selling Stockholders) (collectively, “Baker Brothers”), held 6,965,432 shares of the Company’s common stock, warrants to purchase up to 20,316,327 shares of the Company’s common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of the Company’s common stock at an exercise price of $0.01 per share.

Exhibit Index

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		8-K	February 5, 2014	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

3.3	Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Convertible Preferred.		10-Q	May 12, 2014	001-31918

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

10.1††	2008 Stock Incentive Plan, as amended		8-K	June 17, 2011	001-31918

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918

10.5††	1995 Employee Stock Purchase Plan, as amended		8-K	June 17, 2011	001-31918

10.6††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.7††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.8††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.9††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.10††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.11††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.12††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.13††	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014.		10-Q	August 12, 2014	001-31918

10.14††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal		10-Q	November 9, 2005	001-31918

10.15††	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.16††	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011.		10-K	March 14, 2012	001-31918

10.17††	Director Compensation Program		10-Q	May 12, 2014	001-31918

10.18	First Amendment dated February 21, 2014 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-Q	May 12, 2014	001-31918

10.19†	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.		10-Q	August 12, 2014	001-31918

10.20†	Collaboration and License Agreement by and between Isis Pharmaceuticals, Inc., and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.21	Amendment No. 1 to the Collaboration and License Agreement, dated as of May 24, 2001 by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated as of August 14, 2002.		10-K	March 31, 2003	000-27352

10.22	Master Agreement relating to the Cross License of Certain Intellectual Property and Collaboration by and between Isis Pharmaceuticals, Inc. and Idera Pharmaceuticals, Inc., dated May 24, 2001.		10-Q	August 20, 2001	000-27352

10.23†	Exclusive License and Research Collaboration Agreement by and between Merck, Inc. and Idera Pharmaceuticals, Inc., dated December 8, 2006.		8-K	March 6, 2007	001-31918

10.24††	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano.	X

10.25	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.26	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.27	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein.		8-K	March 29, 2006	001-31918

10.28	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

10.29	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.30	Form of Warrant issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing.		10-Q	November 4, 2010	001-31918

10.31††	Second Amendment dated December 1, 2014 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.	X

10.32††	Employment Letter, dated December 12, 2014, by and between Idera Pharmaceuticals, Inc. and J. Peter Wolf, III	X

10.33	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	September 26, 2013	001-31918

10.34	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	February 5, 2014	001-31918

10.35	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.36	Amendment No. 1, dated November 9, 2012, to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein		8-K	November 14, 2012	001-31918

10.37	Registration Rights Agreement, November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.38	Form of Warrant issued to Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.39	Amendment No. 1, dated November 9, 2012, to Warrant, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Registered Holder named therein		8-K	November 14, 2012	001-31918

10.40	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.41	Registration Rights Agreement, November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.42	Form of Warrant issued to each Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.43††	Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis Brenner, dated January 3, 2014.		10-K	March 13, 2014	001-31918

10.44	Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-K/A	May 8, 2007	001-31918

10.45	Agreement, dated April 22, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P.		8-K	April 23, 2013	001-31918

10.46	Agreement, dated April 30, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon.		S-1/A	May 1, 2013	333-187155

10.47	Form of Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.48	Form of Warrant issued to entities affiliated with Pillar Invest Corporation in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.49	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.50††	2013 Stock Incentive Plan.		8-K	June 13, 2014	001-31918

10.51††	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.52††	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.53††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.
††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.