Form 10-Q
period 2015-03-31
IDERA PHARMACEUTICALS, INC.
filed 2015-05-11
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	117,875,318
Class	Outstanding as of April 15, 2015

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$92,273	$19,971
Short-term investments	21,187	21,256
Prepaid expenses and other current assets	1,735	1,203

Total current assets	115,195	42,430
Long-term investments	3,417	7,344
Property and equipment, net	1,354	1,306
Restricted cash and other assets	344	346

Total assets	$120,310	$51,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,064	$2,458
Accrued expenses	3,901	4,460
Current portion of note payable	175	128

Total current liabilities	6,140	7,046
Note payable, net of current portion	700	742
Other liabilities	205	236

Total liabilities	7,045	8,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated — zero shares and 424 shares at March 31, 2015 and December 31, 2014, respectively; Issued and outstanding — zero shares	—	—
Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 117,864 and 94,829 shares at March 31, 2015 and December 31, 2014, respectively	118	95
Additional paid-in capital	577,153	494,850
Accumulated deficit	(464,007)	(451,526)
Accumulated other comprehensive gain (loss)	1	(17)

Total stockholders’ equity	113,265	43,402

Total liabilities and stockholders’ equity	$120,310	$51,426

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
(In thousands, except per share amounts)	2015	2014
Alliance revenue	$34	$3
Operating expenses:
Research and development	8,720	6,933
General and administrative	3,837	2,043

Total operating expenses	12,557	8,976

Loss from operations	(12,523)	(8,973)
Other income (expense):
Investment income, net	14	15
Foreign currency exchange gain (loss)	28	(3)

Net loss	(12,481)	(8,961)
Preferred stock dividends	—	185

Net loss applicable to common stockholders	$(12,481)	$(9,146)

Basic and diluted net loss per common share applicable to common stockholders (Note 12)	$(0.12)	$(0.12)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders.	105,067	76,018

Net loss	$(12,481)	$(8,961)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	18	11

Other comprehensive gain	18	11

Comprehensive loss	$(12,463)	$(8,950)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(12,481)	$(8,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,346	535
Depreciation and amortization expense	101	31
Amortization of investment premiums	86	46
Issuance of common stock for services rendered	19	14
Non-employee stock option expense	240	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(532)	(286)
Accounts payable, accrued expenses, and other liabilities	(1,488)	1,008

Net cash used in operating activities	(12,709)	(7,602)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(3,674)	(616)
Maturities of available-for-sale securities	6,602	—
Sales of available-for-sale securities	999	—
Purchases of property and equipment	(105)	(12)

Net cash provided by (used in) investing activities	3,822	(628)

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	81,070	37,378
Dividends paid	—	(345)
Prior year financing transaction costs paid in current year	—	(100)
Proceeds from exercise of common stock warrants and options and employee stock purchases	121	5,768
Payments on capital lease	(2)	(1)

Net cash provided by financing activities	81,189	42,700

Net increase in cash and cash equivalents	72,302	34,470
Cash and cash equivalents, beginning of period	19,971	26,278

Cash and cash equivalents, end of period	$92,273	$60,748

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The Company is also advancing a second novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. The Company is conducting a Phase 1 clinical trial of IMO-9200 in healthy subjects.

The Company is also developing its GSOs to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, the Company believes that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. The Company is currently undertaking an analysis of oncology and rare disease indications for development of drug candidates generated from its GSO technology. The Company is planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in its GSO program in the second half of 2015.

At March 31, 2015, the Company had an accumulated deficit of $464,007,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) New Accounting Pronouncements - Recently Issued

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). This ASU requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2016. Early adoption of this ASU is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years beginning after December 15, 2016 and for interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-15 will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2015 and December 31, 2014 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2015 and December 31, 2014 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets
Money market funds	$90,662	$90,662	$—	$—
Other cash equivalents – commercial paper	1,500	—	1,500	—
Short-term investments – commercial paper	5,998	—	5,998	—
Short-term investments – corporate bonds	12,034	—	12,034	—
Short-term investments – municipal bonds	3,155	—	3,155	—
Long-term investments – corporate bonds	3,015	—	3,015	—
Long-term investments – municipal bonds	402	—	402	—

Total Assets	$116,766	$90,662	$26,104	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2014
Assets
Money market funds	$17,156	$17,156	$—	$—
Other cash equivalents – commercial paper	2,500	—	2,500	—
Short-term investments – commercial paper	4,494	—	4,494	—
Short-term investments – certificate of deposit	500	—	500	—
Short-term investments – corporate bonds	14,357	—	14,357	—
Short-term investments – municipal bonds	1,905	—	1,905	—
Long-term investments – corporate bonds	7,344	—	7,344	—

Total Assets	$48,256	$17,156	$31,100	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper, certificate of deposit and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. The fair value of certificates of deposits approximates carrying value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at March 31, 2015 or December 31, 2014.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$5,997	$—	$1	$5,998
Short-term investments – corporate bonds	12,033	—	1	12,034
Short-term investments – municipal bonds	3,156	(1)	—	3,155

Total short-term investments	21,186	(1)	2	21,187

	March 31, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Long-term investments – corporate bonds	3,015	—	—	3,015
Long-term investments – municipal bonds	402	—	—	402

Total long-term investments	3,417	—	—	3,417

Total investments	$24,603	$(1)	$2	$24,604

	December 31, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$4,493	$—	$1	$4,494
Short-term investments – certificate of deposit	500	—	—	500
Short-term investments – corporate bonds	14,364	(7)	—	14,357
Short-term investments – municipal bonds	1,906	(1)	—	1,905

Total short-term investments	21,263	(8)	1	21,256
Long-term investments – corporate bonds	7,354	(10)	—	7,344

Total long-term investments	7,354	(10)	—	7,344

Total investments	$28,617	$(18)	$1	$28,600

The Company had no realized gains or losses from available-for-sale securities in the three months ended March 31, 2015 and 2014. There were no losses or other-than-temporary declines in value included in “Investment income, net” on the Company’s condensed statements of operations and comprehensive loss for any securities for the three months ended March 31, 2015 and 2014. The Company had no auction rate securities as of March 31, 2015 and December 31, 2014. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At March 31, 2015 and December 31, 2014, net property and equipment at cost consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Leasehold improvements	$525	$525
Laboratory equipment and other	4,025	3,884

Total property and equipment, at cost	4,550	4,409
Less: accumulated depreciation	3,196	3,103

Property and equipment, net	$1,354	$1,306

Depreciation and amortization expense on property and equipment was approximately $93,000 and $31,000 in the three months ended March 31, 2015 and 2014, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of March 31, 2015 and December 31, 2014, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Comprehensive (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three months ended March 31, 2015 and 2014 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive gain (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive gain (loss) for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(17)	$(7)
Change during the period	18	11

Accumulated unrealized gain on available-for-sale securities at end of period	$1	$4

(11) Stock-Based Compensation

The Company recognizes all stock-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors.

The Company recorded charges of $1,346,000 and $535,000 in its statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, respectively, for stock-based compensation expense attributable to stock-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 969,500 and 992,500 shares of common stock granted to employees and directors during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Average risk free interest rate	1.2%	1.6%
Expected dividend yield	—	—
Expected lives (years)	4.2	5.0
Expected volatility	92.0%	81.0%
Weighted average grant date fair value of options granted during the period (per share)	$2.98	$3.36
Weighted average exercise price of options granted during the period (per share)	$4.50	$5.15

The expected lives and the expected volatility of the options granted during the three months ended March 31, 2015 and 2014 are based on historical experience. All options granted during the three months ended March 31, 2015 and 2014 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(12) Net Loss per Common Share Applicable to Common Stockholders

For the three months ended March 31, 2015 and 2014, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 74,950,998 and 80,345,651 for the three months ended March 31, 2015 and 2014, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended March 31, 2014, net loss per common share applicable to common stockholders reflects $185,000 in dividends accrued on shares of the Company’s Series D convertible preferred stock (“Series D preferred stock”) and Series E convertible preferred stock (“Series E preferred stock”). There were no dividends accrued on the Series D preferred stock and Series E preferred stock during the three months ended March 31, 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

(13) Common Stock Warrant and Option Exercises and Employee Stock Purchases

During the three months ended March 31, 2015, the Company issued 30,806 shares of common stock in connection with employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan (the “ESPP”) and stock option exercises, which resulted in total proceeds to the Company of $121,000.

During the three months ended March 31, 2014, the Company issued 2,050,578 shares of common stock in connection with purchases under the ESPP and warrant and stock option exercises, which resulted in total proceeds to the Company of $5,768,000.

(14) Related Party Transactions

February 2014 Conversion of Series D Preferred Stock

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

December 2014 Conversion of Series E Preferred Stock

In December 2014, the holders of Series E preferred stock converted such shares into 8,484,840 shares of common stock in accordance with the terms of the Certificate of Designations, Preferences and Rights of Series E Preferred Stock. As a result of this conversion, no shares of Series E preferred stock remain outstanding.

On March 12, 2015, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series E Convertible Preferred Stock with the State of Delaware Secretary of State which eliminated the designation of the shares of Series E preferred stock.

Director Stock Purchases

The Company issued 3,927 and 2,855 shares of common stock in lieu of director board and committee fees of approximately $19,000 and $14,000 pursuant to the Company’s director compensation program during the three months ended March 31, 2015 and 2014, respectively.

See also Note 15, “Registration Rights Agreement,” and Note 16, “Financing” for additional information on related party transactions.

(15) Registration Rights Agreement

On February 9, 2015, the Company entered into a registration rights agreement with investment funds (the “Selling Stockholders”) affiliated with Baker Bros. Advisors LP and two members of the Company’s board of directors, relating to the registration for resale of the shares of the Company’s common stock held by the Selling Stockholders, including the shares of the Company’s common stock that may be issued upon the exercise of warrants held by the Selling Stockholders (collectively, the “Registrable Shares”).

Under the registration rights agreement, the Company has agreed to file a registration statement on Form S-3 with the SEC within 60 days after demand by any of the Selling Stockholders, to register for resale the Registrable Shares. The Company has agreed to use its reasonable best efforts to cause the registration statement to become effective as promptly as practicable after filing, and to remain effective until the shares being registered thereunder have been sold or may be sold freely without limitations or restrictions as to volume or manner of sale pursuant to Rule 144. The registration rights agreement contains customary covenants and agreements by the Company and customary indemnification obligations of the Company and the Selling Stockholders.

(16) Financing

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The estimated net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses were approximately $80.6 million. Investment funds affiliated with Baker Bros. Advisors LP and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at the $3.75 per share purchase price.

On February 19, 2015, Baker Bros. Advisors LP and certain of its affiliated funds (which include the Selling Stockholders) (collectively, “Baker Brothers”) held 6,965,432 shares of the Company’s common stock, warrants to purchase up to 20,316,327 shares of the Company’s common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of the Company’s common stock at an exercise price of $0.01 per share.

February 10, 2014 Follow-on Underwritten Public Offering

On February 10, 2014, the Company closed a follow-on underwritten public offering, in which it sold 7,867,438 shares of common stock at a price to the public of $4.00 per share and pre-funded warrants to purchase up to 2,158,750 shares of common stock at a price to the public of $3.99 per share for aggregate gross proceeds of $40.1 million. The pre-funded warrants have an exercise price of $0.01 per share and will expire if not exercised by February 10, 2021. The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses and excluding the proceeds of the exercise of the pre-funded warrants, if any, were approximately $37.2 million.

(17) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On April 1, 2015, the Company entered into a lease of approximately 4,300 square feet of office space in Exton, Pennsylvania through April 30, 2020, with one five-year renewal option exercisable by the Company. The lease is classified as an operating lease. Future minimum commitments as of April 1, 2015 under the Company’s Exton office lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2015	$50
2016	76
2017	78
2018	81
2019	83
2020	28

$396

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

Our business strategy focuses on the development of drug candidates for oncology and rare diseases, as we believe we can develop and commercialize targeted therapies on our own in disease indications characterized by small, well-defined patient populations with serious unmet medical needs. To the extent we seek to develop drug candidates for broader disease indications, we plan to explore potential collaborative alliances to support late-stage development and commercialization.

TLR Modulation Technology Platform

TLRs play a central role in the innate immune system by regulating signaling cascades that stimulate inflammation. As a result, we believe TLRs are potential therapeutic targets for the treatment of a broad range of diseases. Using our chemistry-based platform, we have designed TLR antagonists and agonists to act by modulating the activity of targeted TLRs. A TLR antagonist is a compound that inhibits an immune response by downregulating the activity of the targeted TLR. A TLR agonist is a compound that stimulates an immune response by increasing the activity of the targeted TLR.

Our TLR antagonist lead drug candidates are IMO-8400 and IMO-9200, which are both antagonists of TLR7, TLR8 and TLR9. We also have created compounds that are agonists of TLR3, TLR7, TLR8 and TLR9. Our TLR agonist lead drug candidates are IMO-2055 and IMO-2125, which are both agonists of TLR9.

We are evaluating IMO-8400, a novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9 for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of rare diseases. We also are conducting a Phase 1 clinical trial of IMO-9200 in healthy subjects, as well as additional preclinical studies of IMO-9200 for a selected autoimmune and chronic inflammatory diseases. In addition, we are planning to advance at least one of our TLR9 agonists, IMO-2055 or IMO-2125, into clinical development for intratumoral injection in combination with checkpoint inhibitors for selected oncology targets.

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

In December 2014, we announced that the U.S. Food and Drug Administration, or the FDA, had granted orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia. In April 2015, we announced that the FDA had granted orphan drug designation for IMO-8400 for the treatment of diffuse large B-cell lymphoma, or DLBCL. Orphan drug designation is granted by the FDA Office of Orphan Products Development to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States. This designation provides certain incentives, including eligibility for federal grants, research and development tax credits, a waiver of Prescription Drug User Fee Act filing fees and a seven-year marketing exclusivity period, once the product is approved and as long as orphan drug designation is maintained.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia. In 2014, we initiated patient treatment in our ongoing open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we are evaluating doses of 0.6, 1.2 and 2.4 mg/kg per week administered as subcutaneous injections for 24 weeks. For the 2.4 mg/kg dose level, we are administering IMO-8400 in two doses of 1.2 mg/kg per week. We expect to enroll up to approximately 30 patients in this trial. Patients who complete 24 weeks of IMO-8400 treatment are eligible to enroll in an on-going open-ended extension protocol to evaluate the long-term safety, tolerability, and clinical activity of IMO-8400 in patients with Waldenström’s macroglobulinemia.

As of the end of April, 2015, we have enrolled the targeted number of patients at each of the three dose levels to fulfill the requirements for dose escalation, pending successful completion of treatments through the next scheduled data review by an independent committee. We anticipate releasing efficacy and safety data from this trial in the fourth quarter of this year.

Phase 1/2 Clinical Trial of IMO-8400 in Diffuse Large B-cell Lymphoma. We are also conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed or were refractory to prior therapy. With the concurrence of the FDA Center for Devices and Radiological Health, we plan to enroll in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we plan to evaluate escalating doses of 0.6, 1.2 and 2.4 mg/kg per week, administered as subcutaneous injections for 24 weeks. For each dose level, we plan to administer IMO-8400 subcutaneously in equally divided doses given twice per week. We expect to enroll up to approximately 30 patients in this trial. As of March 31, 2015, we had activated multiple clinical sites and initiated screening of potential trial participants for the MYD88 L265P oncogenic mutation. The initial patient enrolled in the trial began IMO-8400 treatment in April 2015. We plan to complete this trial and have the full data available during 2016. In this trial, we plan to use a prototype companion diagnostic we developed under our collaboration agreement with Abbott Molecular, Inc., or Abbott Molecular, to identify patients with the MYD88 L265P oncogenic mutation.

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

Application of TLR Agonists in Immuno-Oncology

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

IMO-8400 Development Program in Rare Diseases

We are planning to initiate clinical development of IMO-8400 for the treatment of rare diseases by the end of 2015. We have selected dermatomyositis and Duchenne muscular dystrophy, or DMD, as the first non-cancer rare diseases for which we plan to develop IMO-8400. We selected these indications for development based on the reported role of TLRs in the pathogenesis of the disease states, clinical feasibility including ease of patient identification, availability of endpoints for regulatory approval and commercial potential. We anticipate commencing clinical development in these two indications by initiating a Phase 2 clinical trial in dermatomyositis by the end of 2015 and a Phase 1/2 clinical trial in DMD in early 2016.

We believe that we demonstrated proof of concept for our approach of using TLRs to inhibit the over-activation of specific TLRs for the treatment of psoriasis in a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-8400 that we conducted in patients with moderate to severe plaque psoriasis, a well-characterized autoimmune disease. In this trial, we evaluated IMO-8400 at four subcutaneous dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, versus placebo, administered once weekly for 12 weeks in 46 patients. The trial met its primary objective as IMO-8400 was well tolerated at all dose levels with no treatment-related discontinuations, treatment-related serious adverse events or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by the Psoriasis Area Severity Index. In March 2015, we presented the complete data from the Phase 2 trial of IMO-8400 in patients with moderate to severe plaque psoriasis at the annual meeting of the American Academy of Dermatology. With our focus on rare diseases, we do not currently plan to conduct further clinical development of IMO-8400 for the treatment of psoriasis.

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

Gene Silencing Oligonucleotide Technology to Target RNA

We are currently undertaking an analysis of oncology and rare disease indications for development of drug candidates generated from our GSO technology. Our key considerations in identifying disease indications in our GSO program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our GSO program in the second half of 2015.

At March 31, 2015, we had an accumulated deficit of $464,007,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policy relating to stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, fits the description of critical accounting estimates and judgments. There were no changes in this policy during the three months ended March 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015

Research and Development Expenses

Research and development expenses increased by $1,787,000, or 26%, from $6,933,000 for the three months ended March 31, 2014, to $8,720,000 for the three months ended March 31, 2015. In the following table, research and development expenses are set forth in the following five categories which are discussed beneath the table:

	Three Months Ended March 31, (in thousands)		Percentage Increase
	2015	2014	(Decrease)
IMO-8400 external development expense	$2,087	$2,433	(14	) %
IMO-9200 external development expense	1,666	—	—
Companion diagnostic external development expense	336	800	(58)%
Other drug development expense	2,572	2,524	2%
Basic discovery expense	2,059	1,176	75%

	$8,720	$6,933	26%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $13,425,000 in IMO-8400 external development expenses through March 31, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL, as well as additional nonclinical studies.

The decrease in our IMO-8400 external development expenses in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to a decrease in costs associated with long-term nonclinical safety studies conducted during the 2014 period. The decrease in IMO-8400 external development expense during the three months ended

March 31, 2015 was partially offset by higher costs incurred in the 2015 period in connection with our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation.

We expect our IMO-8400 external development expenses to increase during the remainder of 2015, as compared to the corresponding 2014 period, as we plan to continue our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, initiate a Phase 2 clinical trial in patients with dermatomyositis, prepare for the initiation of a Phase 1/2 clinical trial in patients with DMD, and continue manufacturing activities and nonclinical safety studies.

IMO-9200 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $3,329,000 in IMO-9200 external development expenses from October 2014 through March 31, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our ongoing and planned clinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

We expect our IMO-9200 external development expenses to increase during 2015, as compared to 2014, as we complete our Phase 1 clinical trial in healthy subjects and conduct additional nonclinical studies of IMO-9200 for a selected autoimmune disease.

Companion Diagnostic External Development Expenses. These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation incurred since January 2014 when development of the companion diagnostic commenced. We have incurred approximately $2,564,000 in companion diagnostic external development expenses from January 2014 through March 31, 2015, including costs associated with start-up activities, the development of an assay as the prototype of the companion diagnostic, introduction and use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and the expected submission by Abbott Molecular of an Investigational Device Exemption with the FDA Center for Devices and Radiological Health.

During the three months ended March 31, 2015, we incurred $336,000 in companion diagnostic external development expenses, reflecting costs associated with the use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation. During the three months ended March 31, 2014, we incurred $800,000 in companion diagnostic external development expenses, reflecting costs associated with start-up activities and the initiation of development of the assay.

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

The increase in other drug development expenses in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to additional headcount associated with our expanded drug development programs, higher stock-based compensation costs and higher consulting costs during the three months ended March 31, 2015. The increase in other drug development expenses during the three months ended March 31, 2015 was partially offset by costs of preclinical studies and manufacturing activities that were incurred during the three months ended March 31, 2014 to support the IND submission for IMO-9200. Costs associated with the clinical development of IMO-9200 since October 2014 are included in IMO-9200 external development expenses.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our GSO program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increase in basic discovery expenses in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our GSO program.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing and planned clinical trials of IMO-8400 and IMO-9200, our planned clinical trial of IMO-2055 or IMO-2125 and our planned IND-enabling development programs in each of the first two disease indications selected for development in our GSO program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

In addition to the expected increases in IMO-8400 and IMO-9200 external development expenses in 2015, we expect additional external development expenses as a result of our planned initiation of a Phase 1/2 clinical trial in IMO-2055 or IMO-2125 during the second half of 2015.

General and Administrative Expenses

General and administrative expenses increased by $1,794,000, or 88%, from $2,043,000 in the three months ended March 31, 2014, to $3,837,000 in the three months ended March 31, 2015. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to higher stock-based compensation costs primarily attributable to options granted after March 31, 2014, higher cash compensation costs, including additional headcount to support our drug development programs, including costs associated with our strategic focus on our rare disease and oncology programs, the hiring of a new Chief Executive Officer in December 2014, the accrual of incentive compensation, and increases in legal costs associated with patent matters. The increase in general and administrative expenses during the three months ended March 31, 2015 was partially offset by a decrease in recruiting expenses. We expect general and administrative expenses to increase during the remainder of 2015, as compared to 2014, due to additional headcount to support our drug development programs.

Investment Income, Net

Investment income, net decreased by $1,000, from $15,000 in the three months ended March 31, 2014 to $14,000 in the three months ended March 31, 2015, primarily due to an increase in interest expense on our note payable which we incurred pursuant to our loan and security agreement with Oxford Finance LLC executed on September 30, 2014. The increase in interest expense during the three months ended March 31, 2015 was partially offset by an increase in interest income which resulted from an increase in investment balances, including corporate debt securities, in 2015 resulting from our follow-on underwritten public offerings in February 2015 and February 2014 and warrant and option exercises since March 31, 2014.

Foreign Currency Exchange Gain (Loss)

Our foreign currency exchange gain was $28,000 in the three months ended March 31, 2015 primarily due to the impact that the strengthening value of the U.S. dollar had on our Euro-denominated accrued liabilities. Our foreign currency exchange loss was $3,000 in the three months ended March 31, 2014 primarily due to the impact that the weakening value of the U.S. dollar had on our Euro-denominated accrued liabilities.

Preferred Stock Dividends

The $185,000 in preferred stock dividends in the three months ended March 31, 2014 reflects dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and Series E convertible preferred stock, or Series E preferred stock. There were no dividends accrued on our Series D preferred stock and Series E preferred stock during the three months ended March 31, 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $12,481,000 for the three months ended March 31, 2015, compared to $9,146,000 for the three months ended March 31, 2014. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2015, we incurred losses of $203,814,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $464,007,000 through March 31, 2015. We expect to continue to incur substantial operating losses in the future.

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

Cash Flows

Three Months Ended March 31, 2015

As of March 31, 2015, we had approximately $116,877,000 in cash, cash equivalents and investments, a net increase of approximately $68,306,000 from December 31, 2014. Net cash used in operating activities totaled $12,709,000 during the three months ended March 31, 2015, reflecting our $12,481,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $3,822,000 net cash provided by investing activities during the three months ended March 31, 2015 reflects the purchase of $3,674,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $6,602,000 of available-for-sale securities, the sale of $999,000 of available-for-sale securities, and payments for the purchase of $105,000 in property and equipment.

The $81,189,000 net cash provided by financing activities during the three months ended March 31, 2015 primarily reflects $81,070,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2015 and $121,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and the exercise of common stock options.

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

The $42,700,000 net cash provided by financing activities during the three months ended March 31, 2014 primarily reflects $37,378,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2014, and $5,768,000 in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our ESPP, which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $464,007,000 at March 31, 2015. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of April 15, 2015, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $116,877,000 at March 31, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on March 12, 2015, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

On April 1, 2015, we entered into a lease of approximately 4,300 square feet of office space in Exton, Pennsylvania through April 30, 2020, with one five-year renewal option exercisable by us. The lease is classified as an operating lease. Future minimum commitments as of April 1, 2015 under our Exton office lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2015	$50
2016	76
2017	78
2018	81
2019	83
2020	28

$396

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency exchange gains and losses may result from amounts to be paid under our clinical trial agreements that are denominated in Euros. As of March 31, 2015, we had net accrued obligations of €166,000 ($181,000 using a March 31, 2015 exchange rate). All other material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At March 31, 2015, all of our invested funds were invested in two money market funds and commercial paper, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds, municipal bonds and commercial paper classified in short-term investments and corporate bonds and municipal bonds classified in long-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $116.9 million at March 31, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

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

        Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on March 12, 2015, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2015, we had an accumulated deficit of $464.0 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to March 31, 2015, we incurred losses of $203.8 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of March 31, 2015, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications and with respect to applications of our GSO technology program. Our previous setbacks with respect to our programs for IMO-3100, IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

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

We are in the early stages of developing our program in genetically defined forms of B-cell lymphoma, an area in which we have little experience. In connection with this program, we are focusing our efforts on the research and development of TLR antagonist drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. The scientific evidence to support the feasibility of developing drug candidates for this use is both preliminary and limited. We have conducted preclinical studies in human lymphoma cell lines that carry the MYD88 L265P oncogenic mutation to evaluate our TLR antagonists as a potential approach to the treatment of certain genetically defined forms of B-cell lymphoma. Although the preliminary results of our preclinical studies have been promising, it is unknown whether these results are indicative of results that may be obtained in our clinical trials. Therefore, we do not know if our approach of inhibiting TLRs to treat patients with genetically defined forms of B-cell lymphoma will be successful or if we will ever succeed in obtaining regulatory approval to market any product for this purpose. In addition, in the event that our development efforts for such a drug candidate progress towards commercialization, we likely will need to develop companion diagnostics for such drug candidate. We have no experience in developing companion diagnostics and will be dependent on the efforts of third-party collaborators to successfully develop and commercialize these companion diagnostics on our behalf. In May 2014, we entered into an agreement with Abbott Molecular to develop a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation. We cannot assume that the program under this agreement will be successful.

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

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the TLR antagonist drug candidates under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the availability of competing clinical trials or other therapies;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation. We plan to initiate clinical trials of IMO-8400 in dermatomyositis and DMD. We are also planning to conduct Phase 1/2 clinical trials of either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for selected oncology targets in our immuno-oncology program. Finally, we are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation other than ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc. and was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc. and Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We are aware of additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

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

We are a party to employment agreements with Mr. Milano and Dr. Agrawal. Mr. Milano’s employment agreement is terminable upon 15 days prior written notice at the election of either party and immediately in the event of a termination for cause (as defined therein). Dr. Agrawal’s employment agreement expires on October 19, 2017, but automatically extends annually for additional one-year periods. This agreement may be terminated by us or Dr. Agrawal for any reason or no reason at any time upon notice to the other party. We do not carry key man life insurance for Mr. Milano or Dr. Agrawal.

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

The FDA has granted us orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia and the treatment of DLBCL. However, there can be no assurance that we will obtain orphan drug exclusivity for Waldenström’s macroglobulinemia, DLBCL or any other disease indications for which we develop IMO-8400 or our other drug candidates. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We plan to develop companion diagnostics for our TLR antagonist drug candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist drug candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely on third parties or collaborators to perform these functions. In May 2014, we entered into an agreement with Abbott Molecular for the development and potential commercialization of a companion diagnostic for use with IMO-8400 with respect to our identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation in our genetically defined forms of B-cell lymphoma program. We may enter into similar agreements for our other drug candidates and possible expansion indications for IMO-8400. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our GSO technology program.

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

As of April 15, 2015, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2055 and IMO-2125, as well as other compounds. As of April 15, 2015, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026.

As of April 15, 2015, we owned two issued U.S. patents, three pending U.S. patent applications and eight foreign patent applications related to our GSO compounds and methods of their use. The issued patents covering our GSO technologies have a statutory expiration date in 2030.

In addition to our TLR-targeted and GSO patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of April 15, 2015, our antisense patent portfolio included more than 30 U.S. patents and more than 60 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of April 15, 2015, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

As of April 15, 2015, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 6,970,902 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of April 15, 2015, and based on the securities held by Baker Brothers as of April 15, 2015, Baker Brothers beneficially owned 6.0% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of April 15, 2015, and based on the securities held by Baker Brothers as of April 15, 2015, Baker Brothers would have beneficially owned 30.9% of our common stock. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we are obligated to file a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by Baker Brothers.

As of April 15, 2015, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,679,730 shares of our common stock and warrants to purchase up to 14,795,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of April 15, 2015, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of April 15, 2015, the Pillar Investment Entities would have beneficially owned 25.3% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2014 to April 15, 2015, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $1.96 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: May 11, 2015	/s/ Vincent J. Milano
Vincent J. Milano President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1	Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series E Convertible Preferred Stock.

4.1	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on February 9, 2015 (SEC File No. 001-31918).

10.1	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher.

10.2	Consulting Agreement, dated January 30, 2015, by and between Idera Pharmaceuticals, Inc. and Robert D. Arbeit, M.D.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document