Form 10-Q
period 2015-06-30
IDERA PHARMACEUTICALS, INC.
filed 2015-08-06
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	118,122,662
Class	Outstanding as of July 15, 2015

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,369	$19,971
Short-term investments	39,368	21,256
Prepaid expenses and other current assets	1,602	1,203

Total current assets	77,339	42,430
Long-term investments	30,567	7,344
Property and equipment, net	1,575	1,306
Restricted cash and other assets	350	346

Total assets	$109,831	$51,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,845	$2,458
Accrued expenses	3,411	4,460
Current portion of note payable	247	128

Total current liabilities	6,503	7,046
Note payable, net of current portion	636	742
Other liabilities	183	236

Total liabilities	7,322	8,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series E convertible preferred stock, Designated — zero shares and 424 shares at June 30, 2015 and December 31, 2014, respectively; Issued and outstanding — zero shares	—	—
Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 118,110 and 94,829 shares at June 30, 2015 and December 31, 2014, respectively	118	95
Additional paid-in capital	579,194	494,850
Accumulated deficit	(476,726)	(451,526)
Accumulated other comprehensive loss	(77)	(17)

Total stockholders’ equity	102,509	43,402

Total liabilities and stockholders’ equity	$109,831	$51,426

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Alliance revenue	$5	$38	$39	$41
Operating expenses:
Research and development	8,960	5,637	17,680	12,570
General and administrative	3,821	2,730	7,658	4,773

Total operating expenses	12,781	8,367	25,338	17,343

Loss from operations	(12,776)	(8,329)	(25,299)	(17,302)
Other income (expense):
Investment income, net	48	16	62	31
Foreign currency exchange gain	9	5	37	2

Net loss	(12,719)	(8,308)	(25,200)	(17,269)
Preferred stock dividends	—	118	—	303

Net loss applicable to common stockholders	$(12,719)	$(8,426)	$(25,200)	$(17,572)

Basic and diluted net loss per common share applicable to common stockholders (Note 13)	$(0.11)	$(0.10)	$(0.23)	$(0.22)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	118,002	82,961	111,570	79,509

Net loss	$(12,719)	$(8,308)	$(25,200)	$(17,269)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(78)	(1)	(60)	10

Comprehensive loss	$(12,797)	$(8,309)	$(25,260)	$(17,259)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(25,200)	$(17,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,869	1,320
Depreciation and amortization expense	213	78
Amortization of investment premiums	199	96
Issuance of common stock for services rendered	60	36
Non-employee stock option expense	495	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(399)	38
Accounts payable, accrued expenses, and other liabilities	(806)	1,947

Net cash used in operating activities	(22,569)	(13,757)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(56,196)	(2,619)
Maturities of available-for-sale securities	13,602	2,000
Sales of available-for-sale securities	999	—
Purchases of property and equipment	(376)	(533)

Net cash used in investing activities	(41,971)	(1,152)

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	80,599	37,202
Dividends paid	—	(463)
Proceeds from exercise of common stock warrants and options and employee stock purchases	343	6,780
Payments on capital lease	(4)	(2)

Net cash provided by financing activities	80,938	43,517

Net increase in cash and cash equivalents	16,398	28,608
Cash and cash equivalents, beginning of period	19,971	26,278

Cash and cash equivalents, end of period	$36,369	$54,886

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates, its Toll-like receptor (“TLR”) targeting technology and its third-generation antisense program, which was previously referred to as its GSO program. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to act by modulating the activity of specific TLRs. In addition, using its third-generation antisense technology, the Company is developing drug candidates to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company believes that its third-generation antisense technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

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

The Company is also evaluating a second novel synthetic oligonucleotide antagonist of TLR7, TLR8 and TLR9, IMO-9200, as a drug candidate for potential use in inflammatory bowel disease (IBD). The Company has conducted a Phase 1 clinical trial of subcutaneously injected IMO-9200 in healthy subjects and preclinical studies using an oral administration of IMO-9200 in mouse models of colitis. The company is currently reviewing its strategic options in relation to the advancement of IMO-9200, as IBD falls outside of the core focus of oncology and rare diseases.

The Company is also planning to initiate a clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma, and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target. IMO-2125 and IMO-2055 are novel synthetic oligonucleotide agonists of TLR-9.

The Company is also developing its third-generation antisense drug candidates to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, the Company believes that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery without using a delivery technology, reduced immunotoxicity and increased potency. The Company is currently undertaking an analysis of oncology and rare disease indications for development of drug candidates generated from its third-generation antisense technology. The Company is currently conducting disease model studies and plans to begin investigational new drug application (“IND”)-enabling development programs in each of the first two disease indications selected for further development in its third-generation antisense program in the second half of 2015.

As of June 30, 2015, the Company had an accumulated deficit of $476,726,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years beginning after December 15, 2016 and for interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-15 will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 12, 2015.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2015 and December 31, 2014 consisted of cash, commercial paper and money market funds. As of June 30, 2015, the Company had an unsettled investment purchase trade amounting to approximately $938,000 included in long-term investments and accounts payable because the cash was not deducted from the Company’s account until July 2015.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2015 and December 31, 2014 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets
Money market funds	$29,773	$29,773	$—	$—
Other cash equivalents – commercial paper	5,498	—	5,498	—
Short-term investments – commercial paper	13,957	—	13,957	—
Short-term investments – corporate bonds	19,097	—	19,097	—
Short-term investments – municipal bonds	6,314	—	6,314	—
Long-term investments – corporate bonds	28,161	—	28,161	—
Long-term investments – municipal bonds	2,406	—	2,406	—

Total Assets	$105,206	$29,773	$75,433	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2014
Assets
Money market funds	$17,156	$17,156	$—	$—
Other cash equivalents – commercial paper	2,500	—	2,500	—
Short-term investments – commercial paper	4,494	—	4,494	—
Short-term investments – certificate of deposit	500	—	500	—
Short-term investments – corporate bonds	14,357	—	14,357	—
Short-term investments – municipal bonds	1,905	—	1,905	—
Long-term investments –corporate bonds	7,344	—	7,344	—

Total Assets	$48,256	$17,156	$31,100	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper, certificate of deposit and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. The fair value of certificates of deposit approximates carrying value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at June 30, 2015 or December 31, 2014.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$13,949	$—	$8	$13,957
Short-term investments – corporate bonds	19,102	(9)	4	19,097
Short-term investments – municipal bonds	6,317	(3)	—	6,314

Total short-term investments	39,368	(12)	12	39,368
Long-term investments – corporate bonds	28,238	(77)	—	28,161
Long-term investments – municipal bonds	2,406	—	—	2,406

Total long-term investments	30,644	(77)	—	30,567

Total investments	$70,012	$(89)	$12	$69,935

	December 31, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$4,493	$—	$1	$4,494
Short-term investments – certificate of deposit	500	—	—	500
Short-term investments – corporate bonds	14,364	(7)	—	14,357
Short-term investments – municipal bonds	1,906	(1)	—	1,905

Total short-term investments	21,263	(8)	1	21,256
Long-term investments – corporate bonds	7,354	(10)	—	7,344

Total long-term investments	7,354	(10)	—	7,344

Total investments	$28,617	$(18)	$1	$28,600

The Company had no realized gains or losses from available-for-sale securities in the three months ended June 30, 2015 and 2014. There were no losses or other-than-temporary declines in value included in “Investment income, net” on the Company’s condensed statements of operations and comprehensive loss for any securities for the six months ended June 30, 2015 and 2014. The Company had no auction rate securities as of June 30, 2015 and December 31, 2014. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At June 30, 2015 and December 31, 2014, net property and equipment at cost consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014
Leasehold improvements	$581	$525
Laboratory equipment and other	4,197	3,884

Total property and equipment, at cost	4,778	4,409
Less: accumulated depreciation	3,203	3,103

Property and equipment, net	$1,575	$1,306

Depreciation and amortization expense on property and equipment was approximately $110,000 and $47,000 in the three months ended June 30, 2015 and 2014, respectively, and approximately $203,000 and $78,000 in the six months ended June 30, 2015 and 2014, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of June 30, 2015 and December 31, 2014, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Exton Office Lease

On April 1, 2015, the Company entered into a lease of approximately 4,300 square feet of office space in Exton, Pennsylvania. The term of the lease ends on April 30, 2020, with one five-year renewal option exercisable by the Company. The Company classifies the lease as an operating lease. Future minimum commitments as of June 30, 2015 under the Company’s Exton office lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2015	$50
2016	76
2017	78
2018	81
2019	83
2020	28

$396

(11) Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the six months ended June 30, 2015 and 2014 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive gain (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive gain (loss) for the six months ended June 30, 2015 and 2014:

(In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(17)	$(7)
Change during the period	(60)	10

Accumulated unrealized (loss) gain on available-for-sale securities at end of period	$(77)	$3

(12) Stock-Based Compensation

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

The Company recorded charges of $1,523,000 and $785,000 in its statements of operations and comprehensive loss for the three months ended June 30, 2015 and 2014, respectively, and $2,869,000 and $1,320,000 in its statements of operations and comprehensive loss for the six months ended June 30, 2015 and 2014, respectively, for stock-based compensation expense attributable to stock-based payments made to employees and directors. The stock-based compensation for the three and six months ended June 30, 2015 includes approximately $329,000 for the recognition of additional cost associated with the acceleration of vesting and extension of the exercise period of a retiring director’s stock options due to a modification. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options to purchase 2,034,000 and 2,116,000 shares of common stock granted to employees and directors during the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014
Average risk free interest rate	1.3%	1.6%
Expected dividend yield	—	—
Expected lives (years)	4.3	4.8
Expected volatility	92.0%	83.0%
Weighted average grant date fair value of options granted during the period (per share)	$2.61	$2.61
Weighted average exercise price of options granted during the period (per share)	$3.92	$4.01

The expected lives and the expected volatility of the options granted during the six months ended June 30, 2015 and 2014 are based on historical experience. All options granted during the six months ended June 30, 2015 and 2014 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share Applicable to Common Stockholders

For the three and six months ended June 30, 2015 and 2014, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 74,628,647 and 80,016,676 for the six months ended June 30, 2015 and 2014, respectively, and consist of stock options, preferred stock and warrants.

For the three months ended June 30, 2014, net loss per common share applicable to common stockholders reflects $118,000 in dividends accrued on shares of the Series E convertible preferred stock (“Series E preferred stock”). For the six months ended June 30, 2014, net loss per common share applicable to common stockholders reflects $303,000 in dividends accrued on shares of the Company’s Series D convertible preferred stock (“Series D preferred stock”) and the Series E preferred stock. There were no dividends accrued on the Series D preferred stock and Series E preferred stock during the three and six months ended June 30, 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

(14) Common Stock Warrant and Option Exercises and Employee Stock Purchases

The Company issued 265,558 and 3,364,033 shares of common stock and received total proceeds of $343,000 and $6,780,000 for warrant and stock option exercises and employee stock purchases under the Company’s 1995 Employee Stock Purchase Plan during the six months ended June 30, 2015 and June 30, 2014, respectively, as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(In thousands)	Shares	Proceeds	Shares	Proceeds
Warrant exercises	—	$—	3,044	$5,990
Stock option exercises	255	311	315	780
Employee stock purchases	11	32	5	10

Total	266	$343	3,364	$6,780

(15) Related Party Transactions

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

Director Stock Purchases

The Company issued 15,472 and 8,546 shares of common stock in lieu of director board and committee fees of approximately $60,000 and $36,000 pursuant to the Company’s director compensation program during the six months ended June 30, 2015 and 2014, respectively.

See also Note 16, “Registration Rights Agreement,” and Note 17, “Financing” for additional information on related party transactions.

(16) Registration Rights Agreement

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

(17) Financing

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses were $80.6 million. Investment funds affiliated with Baker Bros. Advisors LP and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at the $3.75 per share purchase price.

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

(18) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates, our Toll-like receptor, or TLR, targeting technology and our third-generation antisense technology, which was previously referred to as our GSO technology. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to act by modulating the activity of specific TLRs. In addition, using our third-generation antisense technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe that our third-generation antisense technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

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

Our TLR antagonist lead drug candidates are IMO-8400 and IMO-9200, which are both antagonists of TLR7, TLR8 and TLR9. We also have created compounds that are agonists of TLR3, TLR7, TLR8 or TLR9. Our TLR agonist lead drug candidates are IMO-2055 and IMO-2125, which are both agonists of TLR9.

We are evaluating IMO-8400, a novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, for the treatment of certain genetically defined forms of B-cell lymphoma and for the treatment of rare diseases. We are also evaluating IMO-9200, a novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, for the treatment of inflammatory bowel disease, or IBD. In addition, we are planning to advance our TLR9 agonist, IMO-2125, into clinical development for intratumoral injection in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target.

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

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia. In 2014, we initiated patient treatment in our ongoing open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed after or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we are evaluating doses of 0.6, 1.2 and 2.4 mg/kg per week administered as subcutaneous injections for 24 weeks. For the 2.4 mg/kg dose level, we are administering IMO-8400 in two doses of 1.2 mg/kg per week. We expected to enroll up to approximately 30 patients in this trial. Patients who complete 24 weeks of IMO-8400 treatment are eligible to enroll in an on-going open-ended extension protocol to evaluate the long-term safety, tolerability, and clinical activity of IMO-8400 in patients with Waldenström’s macroglobulinemia. We have enrolled the targeted number of patients at each of the three dose levels to fulfill the requirements for dose escalation. We currently expect to have data from this trial in the fourth quarter of 2015.

Phase 1/2 Clinical Trial of IMO-8400 in Diffuse Large B-cell Lymphoma. We are also conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed after or were refractory to prior therapy. With the concurrence of the FDA Center for Devices and Radiological Health, we plan to enroll in this trial only those patients with tumors that are positive for the presence of the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we plan to evaluate escalating doses of 0.6, 1.2 and 2.4 mg/kg per week, administered as subcutaneous injections for as long as the patient may be deriving clinical benefit from the treatment. For each dose level, we plan to administer IMO-8400 subcutaneously in equally divided doses given twice per week. We may enroll up to 30 patients in this dose-ranging trial. We have activated all 13 planned clinical sites and initiated screening of potential trial participants for the MYD88 L265P oncogenic mutation. The initial patient enrolled in the trial began IMO-8400 treatment in April 2015. We plan to complete this trial and have the data available during 2016. In this trial, we plan to use a prototype companion diagnostic we developed under our collaboration agreement with Abbott Molecular, Inc., or Abbott Molecular, to identify patients with the MYD88 L265P oncogenic mutation.

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

Application of TLR Agonists in Immuno-Oncology

We have completed and are conducting additional preclinical studies to characterize potential combination regimens with various checkpoint inhibitors and our TLR9 agonists. In June 2015, we entered into a strategic clinical research alliance with MD Anderson Cancer Center to advance clinical development of intratumoral TLR9 agonists in combination with checkpoint inhibitors. We intend to initiate the first trial of the research alliance to assess the safety and efficacy of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma. We expect to initiate this first clinical trial in the fourth quarter of 2015. We are also planning a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target.

IMO-8400 Development Program in Rare Diseases

We are planning to initiate clinical development of IMO-8400 for the treatment of rare diseases by the end of 2015. We have selected dermatomyositis and Duchenne muscular dystrophy, or DMD, as the first non-cancer rare diseases for which we plan to develop IMO-8400. We selected these indications for development based on the reported role of TLRs in the pathogenesis of the disease states, clinical feasibility including ease of patient identification, availability of endpoints for regulatory approval and commercial potential. We anticipate commencing clinical development in these two indications by initiating a Phase 2 clinical trial in dermatomyositis by the end of 2015 and a Phase 2 clinical trial in DMD in 2016.

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

IMO-8400 Development Program for Dermatomyositis. We are finalizing our clinical trial plan for a Phase 2 clinical trial of IMO-8400 in dermatomyositis and anticipate initiating this trial in the fourth quarter of 2015. If this clinical trial is successful, we may evaluate the potential of IMO-8400 to treat additional forms of myositis.

IMO-8400 Development Program for Duchenne Muscular Dystrophy. We are conducting additional preclinical studies of TLR antagonist drug candidates in DMD models and are working in collaboration with Parent Project Muscular Dystrophy, a leading U.S. patient advocacy organization, on the design of a clinical development program for IMO-8400 in DMD. We anticipate initiating a Phase 2 clinical trial of IMO-8400 in DMD in 2016.

Program in Autoimmune Diseases

IMO-9200 for Autoimmune Disease. We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In May 2015, we completed and reported top-line data from a Phase 1 clinical trial of subcutaneously administered IMO-9200 in healthy subjects. We have also completed and presented data during the 2015 Digestive Disease Week Conference from preclinical studies of orally administered IMO-9200 in models of IBD, including Crohn’s Disease and ulcerative colitis. In these preclinical studies, the results demonstrated the potential for orally dosed IMO-9200 as a treatment for IBD. As our company is focused on drug development specifically in oncology and rare diseases, we are currently reviewing our various strategic options related to the future development of IMO-9200.

Third-generation Antisense Technology to Target RNA

We are currently undertaking an analysis of oncology and rare disease indications for development of drug candidates generated from our third-generation antisense technology. Our key considerations in identifying disease indications in our third-generation antisense program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism for action; and unmet medical need to allow for a rapid development path to approval. We are currently conducting disease model studies and plan to begin investigational new drug application, or IND, enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program in the second half of 2015.

Accumulated Deficit

As of June 30, 2015, we had an accumulated deficit of $476,726,000. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policy relating to stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, fits the description of critical accounting estimates and judgments. There were no changes in this policy during the six months ended June 30, 2015.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 and 2014

Research and Development Expenses

Research and development expenses increased by $3,323,000, or 59%, from $5,637,000 for the three months ended June 30, 2014, to $8,960,000 for the three months ended June 30, 2015. Research and development expenses increased by $5,110,000, or 41%, from $12,570,000 for the six months ended June 30, 2014 to $17,680,000 for the six months ended June 30, 2015. In the following table, research and development expenses are set forth in the following five categories which are discussed beneath the table:

	Three Months Ended June 30, (in thousands)		Percentage Increase	Six Months Ended June 30, (in thousands)		Percentage Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
IMO-8400 external development expense	$1,851	$1,407	32%	$3,938	$3,840	3%
IMO-9200 external development expense	599	—	—	2,265	—	—%
Companion diagnostic external development expense	252	500	(50)%	588	1,300	(55)%
Other drug development expense	4,139	1,885	120%	6,711	4,409	52%
Basic discovery expense	2,119	1,845	15%	4,178	3,021	38%

	$8,960	$5,637	59%	$17,680	$12,570	41%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $15,276,000 in IMO-8400 external development expenses through June 30, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial in patients with DLBCL, the manufacture of additional drug substance for use in our ongoing and planned clinical trials, as well as additional nonclinical studies and associated costs incurred in connection with our dermatomyositis program.

IMO-8400 external development expenses increased in the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. The increases in IMO-8400 external development expenses during the 2015 periods were primarily due to higher costs incurred in connection with our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, higher costs incurred in connection with the manufacture of additional drug substance for use in our ongoing and planned clinical trials, and associated costs incurred in connection with our dermatomyositis program which was initiated after the corresponding 2014 periods. The increases in IMO-8400 external development expenses during the three and six months ended June 30, 2015 were partially offset by lower costs associated with long-term nonclinical safety studies conducted during the 2014 periods.

We expect our IMO-8400 external development expenses to increase during the remainder of 2015, as compared to the corresponding 2014 periods, as we plan to continue our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, initiate a Phase 2 clinical trial in patients with dermatomyositis, prepare for a Phase 2 clinical trial in patients with DMD, and continue manufacturing activities and nonclinical safety studies.

IMO-9200 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $3,928,000 in IMO-9200 external development expenses from October 2014 through June 30, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our ongoing and planned clinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

Companion Diagnostic External Development Expenses. These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation incurred since January 2014 when development of the companion diagnostic commenced. We have incurred approximately $2,816,000 in companion diagnostic external development expenses from January 2014 through June 30, 2015, including costs associated with start-up activities, the development of an assay as the prototype of the companion diagnostic, introduction and use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and the expected submission by Abbott Molecular of an Investigational Device Exemption with the FDA Center for Devices and Radiological Health.

During the three and six months ended June 30, 2015, our companion diagnostic external development expenses reflect costs associated with the continued development of the assay and use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation. During the three and six months ended June 30, 2014, our companion diagnostic external development expenses reflect costs associated with start-up activities and the initiation of development of an assay as the prototype of the companion diagnostic.

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

The increase in other drug development expenses in the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily due to additional headcount associated with our expanded drug development programs, higher stock-based compensation costs, higher consulting costs, the manufacture of IMO-2055 drug supplies and costs associated with IMO-2125, which we plan to use in our immuno-oncology program, during the three and six months ended June 30, 2015. The increase in other drug development expenses during the three and six months ended June 30, 2015 was partially offset by higher costs of preclinical studies and manufacturing activities that were incurred during the three and six months ended June 30, 2014 to support the IND submission for IMO-9200. Costs associated with the clinical development of IMO-9200 since October 2014 are included in IMO-9200 external development expenses.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our third-generation antisense program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.

The increase in basic discovery expenses in the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily due to increases in stock-based compensation and external research. The increase in basic discovery expenses in the six-month period is also attributable to an increase in cash compensation. The increase in basic discovery expenses during the three and six months ended June 30, 2015 was partially offset by a decrease in the cost of laboratory supplies.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing and planned clinical trials of IMO-8400, our planned clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma, a planned Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target and our planned IND-enabling development programs in each of the first two disease indications selected for development in our third-generation antisense program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

In addition to the expected increase in IMO-8400 external development expenses in 2015, we expect additional external development expenses as a result of our planned initiation of a clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, during the fourth quarter of 2015.

General and Administrative Expenses

General and administrative expenses increased by $1,091,000, or 40%, from $2,730,000 in the three months ended June 30, 2014, to $3,821,000 in the three months ended June 30, 2015 and increased by $2,885,000, or 60%, from $4,773,000 in the six months ended June 30, 2014 to $7,658,000 in the six months ended June 30, 2015. General and administrative expenses consist primarily of salary expense, stock compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, was primarily due to higher stock-based compensation costs primarily attributable to options granted after May 31, 2014, higher cash compensation costs, including additional headcount to support our drug development programs, the hiring of a new Chief Executive Officer in December 2014, the accrual of incentive compensation, and higher insurance costs. The increase in general and administrative expenses during the three and six months ended June 30, 2015 was partially offset by a decrease in recruiting expenses. We expect general and administrative expenses to increase during the remainder of 2015, as compared to 2014, due to additional headcount to support our drug development programs.

Investment Income, Net

Investment income, net increased by $32,000, from $16,000 in the three months ended June 30, 2014 to $48,000 in the three months ended June 30, 2015, and increased by $31,000, from $31,000 in the six months ended June 30, 2014 to $62,000 in the six months ended June 30, 2015, in each case primarily due to an increase in interest income resulting from an increase in investment balances, including corporate debt securities, in 2015 resulting from our follow-on underwritten public offering in February 2015 and warrant and option exercises since June 30, 2014. The increase in interest income during the three and six months ended June 30, 2015, as compared to the corresponding 2014 periods, was partially offset by an increase in interest expense on our note payable which we incurred pursuant to our loan and security agreement with Oxford Finance LLC executed on September 30, 2014.

Preferred Stock Dividends

The $118,000 in preferred stock dividends in the three months ended June 30, 2014 reflects dividends accrued on shares of our Series E convertible preferred stock, or Series E preferred stock. The $303,000 in preferred stock dividends in the six months ended June 30, 2014 reflects dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and our Series E preferred stock. There were no dividends accrued on our Series D preferred stock and Series E preferred stock during the three and six months ended June 30, 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $12,719,000 for the three months ended June 30, 2015, compared to $8,426,000 for the three months ended June 30, 2014 and $25,200,000 for the six months ended June 30, 2015 compared to $17,572,000 for the six months ended June 30, 2014. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2015, we incurred losses of $216,533,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $476,726,000 through June 30, 2015. We expect to continue to incur substantial operating losses in the future.

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

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, we closed a follow-on underwritten public offering, in which we sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses were $80.6 million.

Cash Flows

Six Months Ended June 30, 2015

As of June 30, 2015, we had approximately $106,304,000 in cash, cash equivalents and investments, a net increase of approximately $57,733,000 from December 31, 2014. Net cash used in operating activities totaled $22,569,000 during the six months ended June 30, 2015, reflecting our $25,200,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $41,971,000 net cash used in investing activities during the six months ended June 30, 2015 reflects the purchase of $56,196,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $13,602,000 of available-for-sale securities, the sale of $999,000 of available-for-sale securities, and payments for the purchase of $376,000 in property and equipment.

The $80,938,000 net cash provided by financing activities during the six months ended June 30, 2015 primarily reflects $80,599,000 in net proceeds from our follow-on underwritten public offering of our common stock in February 2015 and $343,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and the exercise of common stock options.

Six Months Ended June 30, 2014

As of June 30, 2014, we had approximately $64,734,000 in cash, cash equivalents and investments, a net increase of approximately $29,142,000 from December 31, 2013. Net cash used in operating activities totaled $13,757,000 during the six months ended June 30, 2014, reflecting our $17,269,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during the six months ended June 30, 2014 reflects the purchase of $2,619,000 of available-for-sale securities, the maturity of $2,000,000 of available-for-sale securities, and payments for the purchase of $533,000 in property and equipment.

The $43,517,000 net cash provided by financing activities during the six months ended June 30, 2014 primarily reflects $37,302,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $100,000 in payments related to our 2013 financings, and $6,780,000 in net proceeds from the exercise of common stock options and warrants and employee stock purchases under our 1995 ESPP which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $476,726,000 at June 30, 2015. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of July 15, 2015, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $106,304,000 at June 30, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target and complete at least one of these trials;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 2 clinical trial of IMO-8400 in patients with DMD;

•	review our strategic options for the development of IMO-9200; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program.

We expect that we will require substantial additional funds to complete the clinical trials that we plan to initiate and to conduct any additional research and development of our TLR drug candidates or third-generation antisense technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our third-generation antisense program and our ability to advance our drug candidates and third-generation antisense technology on the timelines anticipated;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for a lease of approximately 4,300 square feet of office space in Exton, Pennsylvania that we entered into on April 1, 2015. The Exton office lease term continues through April 30, 2020, with one five-year renewal option exercisable by us. We classify the lease as an operating lease. Future minimum commitments as of June 30, 2015 under our Exton office lease agreement are approximately:

December 31,	Operating Lease
(In thousands)
2015	$50
2016	76
2017	78
2018	81
2019	83
2020	28

$396

As of June 30, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2015, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At June 30, 2015, all of our invested funds were invested in two money market funds and commercial paper, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds, municipal bonds and commercial paper classified in short-term investments, and corporate bonds and municipal bonds classified in long-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before purchasing our common stock. Our business, financial condition and results of operations could be materially and adversely affected by any of these and currently unknown risks or uncertainties. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our securities.

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash, cash equivalents and investments of approximately $106.3 million at June 30, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the first quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	initiate a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target and complete at least one of these trials;

•	initiate a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 2 clinical trial of IMO-8400 in patients with DMD;

•	review our strategic options for the development of IMO-9200; and

•	conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program.

We expect that we will require substantial additional funds to complete the clinical trials that we plan to initiate and to conduct any additional research and development of our TLR drug candidates or third-generation antisense technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our third-generation antisense program and our ability to advance our drug candidates and third-generation antisense technology on the timelines anticipated;

•	the cost, timing, and outcome of regulatory reviews;

•	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies such as ours specifically; and

•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2015, we had an accumulated deficit of $476.7 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to June 30, 2015, we incurred losses of $216.5 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of non-TLR-targeted antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of June 30, 2015, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program and on the development of our third-generation antisense technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical stage lead drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of drug candidates under our third-generation antisense program. For instance:

•	we are conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are planning to conduct a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target;

•	we are planning to conduct a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 2 clinical trial of IMO-8400 in patients with DMD;

•	we conducted a Phase 1 clinical trial of IMO-9200 in healthy subjects and are reviewing our strategic options related to the future development of IMO-9200; and

•	we are planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our genetically defined forms of B-cell lymphoma, rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our third-generation antisense program.

Our ability to generate product revenues under our collaboration with Merck & Co. and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed.

Our efforts, and the efforts of Merck & Co., to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-2055, including:

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

We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications and with respect to applications of our third-generation antisense technology program. Our previous setbacks with respect to our programs for IMO-2125, and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

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

We are developing drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. Our approach for the treatment of these genetically defined B-cell lymphomas is novel and may not result in any approved and marketable products.

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

We are in the early stages of developing our third-generation antisense program, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

We are in the early stages of developing our third-generation antisense technology program, and the scientific evidence to support the feasibility of developing drugs based on this technology is preliminary. Further, neither we nor any other company has received regulatory approval to market therapeutics utilizing third-generation antisense drug candidates.

The future success of our third-generation antisense technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications and development strategies to determine next steps in developing our third-generation antisense technology, and are currently conducting disease model studies and plan to begin IND-enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program in the second half of 2015. However, many steps must be successfully achieved prior to the declaration of a third-generation antisense drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable product as a result of our efforts with respect to our third-generation antisense technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because there are a limited number of patients with Waldenström’s macroglobulinemia or patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and a limited number of patients with dermatomyositis, DMD, or other rare diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, the relapsed or refractory DLBCL patients that we are seeking to enroll in our Phase 1/2 clinical trial of IMO-8400 typically have late stage disease, which confers a very poor prognosis. As a result, some patients, who screen positive for the MYD88 L265P based on tumor tissue testing, may experience rapid deterioration that precludes them from meeting study eligibility criteria and they are unable to enroll into the trial. If enrolled, the disease in these patients may be too advanced for them to derive any clinically meaningful benefit from treatment or for their participation in the study to contribute meaningful data to the clinical trial. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs and on third-generation antisense drug candidates. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of third-generation antisense drug candidates may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation. We plan to initiate clinical trials of IMO-8400 in dermatomyositis and DMD. We are also planning to conduct Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial of either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target in our immuno-oncology program. Finally, we are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

Competitors with respect to our DMD program include ReveraGen and Catabasis, both whom are pursuing novel anti-inflammatory approaches for the treatment of DMD. ReveraGen is conducting a Phase 1 healthy volunteer study and Catabasis initiated a Phase 2 clinical trial in DMD patients in June 2015. In addition, Sarepta Therapeutics Inc. and BioMarin Pharmaceuticals Inc. (following its acquisition of Prosensa Holding N.V.), each have RNA-based drug candidates targeted at treating genetically defined subsets of DMD in late stage development. PTC Therapeutics, Inc. also has a drug candidate targeted at treating a genetically defined subset of DMD that is conditionally approved for the treatment of DMD in Europe, and is currently being evaluated in a Phase 3 clinical trial. We believe that these dystrophin replacement therapeutic approaches, as well as other therapeutic approaches being pursued for the treatment of DMD, including anti-inflammatory, muscle blood flow, reducing fibrosis, increasing muscle mass, supporting muscle integrity and cardioprotective approaches being pursued by multiple companies, have the potential to be complementary to our TLR antagonist approach.

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

We are also developing third-generation antisense drug candidates that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our third-generation antisense technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Isis and its partners. Isis is currently marketing an antisense drug, Kynamro, and has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam and its partners. Alnylam is currently developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	planning to conduct a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and a Phase 1/2 clinical trial involving either IMO-2055 or IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target;

•	planning to conduct a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis and a Phase 2 clinical trial of IMO-8400 in patients with DMD;

•	reviewing our strategic options for the development of IMO-9200; and

•	planning to conduct disease model studies and begin IND-enabling development programs in each of the first two disease indications selected for further development in our third-generation antisense program.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. We are also seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our third-generation antisense technology program.

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain genetically defined forms of B-cell lymphoma and autoimmune diseases and on third-generation antisense drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our third-generation antisense technology. For example, potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, IMO-2055, and our other TLR-targeted drug candidates, given our setbacks with respect to these drug candidates. Additionally, in the event we seek collaborations for our third-generation antisense program, any potential collaborators may not be willing to enter into a collaboration with us due to the early stage of this technology. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

Even if a potential partner were willing to enter into a collaborative alliance with respect to our TLR-targeted compounds or technology or our third-generation antisense technology, the terms of such a collaborative alliance may not be on terms that are favorable to us. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.

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

As of July 15, 2015, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2055 and IMO-2125, as well as other compounds. As of July 15, 2015, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have a U.S. patent application that covers the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026.

As of July 15, 2015, we owned two issued U.S. patents, four pending U.S. patent applications and nine foreign patent applications related to our third-generation antisense compounds and methods of their use. The issued patents covering our third-generation antisense technologies have a statutory expiration date in 2030.

In addition to our TLR-targeted and third-generation antisense patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of July 15, 2015, our antisense patent portfolio included more than 15 U.S. patents and more than 55 patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

Although we have many issued patents and pending patent applications in the United States and other countries, we may not have rights under certain third-party patents or patent applications related to our compounds under development. Third parties may own or control these patents and patent applications in the United States and abroad. In particular, we are aware of certain third-party U.S. patents that contain claims related to TLR modulation as well as antisense technology. Although we do not believe any of our TLR or antisense compounds under development infringe any valid claim of these patents, we cannot be assured that the holder of such patents would not seek to assert such patents against us or, if the holder did, that the courts would not interpret the claims of such patents more broadly than we believe appropriate and determine that we are in infringement of such patents. In addition, there may be other patents and patent applications related to our products of which we are not aware. Therefore, in some cases, in order to develop, manufacture, sell or import some of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or under third-party patents that might issue from U.S. and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of July 15, 2015, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and our planned clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

As of April 15, 2015, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 6,970,902 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of July 15, 2015, and based on the securities held by Baker Brothers as of April 15, 2015, Baker Brothers beneficially owned 6.0% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of July 15, 2015, and based on the securities held by Baker Brothers as of April 15, 2015, Baker Brothers would have beneficially owned 30.8% of our common stock.

On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we are obligated to file a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by Baker Brothers.

As of April 15, 2015, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,679,730 shares of our common stock and warrants to purchase up to 14,795,490 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of July 15, 2015, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of July 15, 2015, and based on the securities held by Pillar Investment Entities as of April 15, 2015, the Pillar Investment Entities would have beneficially owned 25.3% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2014 to July 15, 2015, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $1.96 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: August 6, 2015	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

10.1*	Amendment to Idera Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended.

10.2	Employment Letter, dated June 5, 2015, by and between Idera Pharmaceuticals, Inc. and Mark J. Casey.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2015 (SEC File No. 001-31918).