Form 10-K
period 2015-12-31
IDERA PHARMACEUTICALS, INC.
filed 2016-03-10
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $340,140,806 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2015. As of February 15, 2016, the registrant had 121,275,678 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 13, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part I, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Annual Report on Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K and the documents we incorporate by reference. In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1.	Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our third-generation antisense, or 3GA, technology, which we previously referred to as our GSO technology. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our 3GA technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe that our 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

We are focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We plan to explore potential collaborative alliances to support late-stage development and commercialization of some of our drug candidates.

RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Development Status

Programs for the Modulation of Specific Toll-like Receptors
Oncology
B-cell Lymphomas with MYD88 L265P oncogenic mutation
IMO-8400	Waldenström’s Macroglobulinemia	Phase 1/2 clinical trial ongoing — Data presented at American Society of Hematology (“ASH”) 2015 Further dose escalation underway
IMO-8400	Diffuse Large B-Cell Lymphoma	Phase 1/2 clinical trial ongoing —
Immuno-oncology
IMO-2125/IMO-2055	Intratumoral — Combination with Checkpoint Inhibitors	Phase 1/2 clinical trial of IMO-2125 in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma initiated in December 2015 ongoing —
Rare Diseases
IMO-8400	Dermatomyositis	Phase 2 clinical trial — initiated in December 2015
Third-generation Antisense
Discovery Candidates	Inhibition of Gene Expression	NLRP3 and DUX4 identified as first gene targets Disease selection and IND enabling activities
	GSK Collaboration	Compound identification and screening for renal targets

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

IMO-8400 Development Program in Genetically Defined Forms of B-cell Lymphoma

We are developing IMO-8400 for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. MYD88 is an adaptor protein in the TLR signaling pathway that mediates TLR signaling. The MYD88 L265P oncogenic mutation has been reported to lead to increased TLR signaling and malignant proliferation in certain B-cell lymphomas, including Waldenström’s macroglobulinemia, diffuse large B-cell lymphoma, or DLBCL, and other forms of B-cell malignancies, including Burkitt’s lymphoma, cutaneous diffuse large B-cell lymphoma (leg type), chronic lymphocytic leukemia, gastric mucosa-associated lymphoid tissue lymphoma, marginal zone lymphoma, and splenic marginal zone lymphoma. Waldenström’s macroglobulinemia is classified as a non-Hodgkin lymphoma of malignant lymphoplasmacytic B-cells that commonly involves the blood and bone marrow and may spread to almost any organ in the body. In patients with Waldenström’s macroglobulinemia, B-cells typically produce the protein immunoglobulin M which results in high serum levels of the protein and, potentially, hyperviscosity syndrome, with thickening of the blood, decrease in circulation and oxygen delivery, and ultimately impaired function of almost any organ in the body. DLBCL is the most common form of non-Hodgkin lymphoma. It is fast growing and can arise in lymph nodes or outside of the lymphatic system. The diagnosis of DLBCL is based on microscopic evaluation of biopsy samples of a suspected tumor. Subtypes of DLBCL are often defined during the microscopic evaluation of the biopsy samples. Additional subtypes of DLBCL may be differentiated by further analysis, including gene expression.

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

In addition, in preclinical studies of IMO-8400, which we presented in April 2014 at the American Association for Cancer Research Annual Meeting, and in August 2014 at both the 18th International Workshop on Waldenström’s Macroglobulinemia and the American Society of Hematology Meeting on Lymphoma Biology, IMO-8400 induced cell death in human Waldenström’s macroglobulinemia tumor cells and in DLBCL tumor cells harboring the MYD88 L265P oncogenic mutation. These results were observed in preclinical studies evaluating IMO-8400 as a monotherapy and in combination with rituximab. Consistent with its proposed mechanism of action, IMO-8400 treatment in these studies inhibited cell signaling pathways that promote tumor cell survival and proliferation including those referred to scientifically as IRAK1/4, NF- KB, STAT3, p38, and BTK. Further, in these studies, IMO-8400 suppressed tumor cell production of cytokines, such as interleukin-10, that create a favorable microenvironment for tumor cell survival and proliferation. In addition, in preclinical studies in xenograft models, IMO-8400 decreased tumor burden in mice, even where treatment was initiated after tumors had become well established. In these same studies, tumor cells that did not harbor the MYD88 L265P oncogenic mutation were not affected by IMO-8400 treatment, demonstrating the specificity of the treatment effect in these cells.

Based on independent research, we believe that approximately 90% of patients with Waldenström’s macroglobulinemia and approximately 10% of patients with DLBCL have the MYD88 L265P oncogenic mutation. We believe that this prevalence data, together with preclinical data generated by us with IMO-8400, supports our plans to develop IMO-8400 in Waldenström’s macroglobulinemia and in DLBCL.

The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia and for the treatment of DLBCL. Orphan drug designation is granted by the FDA Office of Orphan Products Development to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. This designation provides certain incentives, including eligibility for federal grants, research and development tax credits, a waiver of Prescription Drug User Fee Act filing fees and a seven-year marketing exclusivity period, once the product is approved and as long as orphan drug designation is maintained.

Prior to commencing our ongoing clinical trials of IMO-8400, we conducted a Phase 1 clinical trial of IMO-8400 in healthy subjects and a Phase 2 clinical trial of IMO-8400 in patients with moderate to severe psoriasis. To date, we have administered more than 550 doses of IMO-8400 to more than 85 healthy subjects and patients.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia.    In 2014, we initiated patient treatment in our ongoing open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed after or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we are evaluating doses of 0.6, 1.2 and 2.4 mg/kg per week administered as subcutaneous injections for 24 weeks. For the 2.4 mg/kg dose level, we are administering IMO-8400 in two doses of 1.2 mg/kg per week. We have met the requirements to complete the dose-escalation portion of the trial across three dose levels with the first 17 patients enrolled in the trial. We currently are continuing to enroll additional patients at the highest dose level of 2.4 mg/kg/week to further characterize safety and clinical activity. The protocol has been amended to allow patients who may be deriving clinical benefit from IMO-8400 treatment to continue on study beyond the originally defined 24-week treatment period. Five patients who completed 24 weeks of IMO-8400 treatment prior to the amendment were enrolled in a separate open-ended extension protocol to evaluate the long-term safety, tolerability, and clinical activity of IMO-8400 in patients with Waldenström’s macroglobulinemia. We plan to further amend the trial protocol to enable further dose escalation beyond the 2.4 mg/kg dose level as the maximum tolerated dose has not yet been identified.

We presented interim clinical data from the ongoing trial which covered 15 evaluable patients from the ongoing Phase 1/2 trial at the 2015 American Society of Hematology Meeting.

Phase 1/2 Clinical Trial of IMO-8400 in Diffuse Large B-cell Lymphoma.    We are conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed after or were refractory to prior therapy. With the concurrence of the FDA Center for Devices and Radiological Health, we are enrolling in this trial only patients who are positive for the presence of the MYD88 L265P oncogenic mutation. We are using a prototype companion diagnostic we developed under our collaboration agreement with Abbott Molecular, Inc., or Abbott Molecular, to identify patients with the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we plan to evaluate escalating doses of 0.6, 1.2 and 2.4 mg/kg per week, administered as subcutaneous injections for 24 weeks. For each dose level, we are administering IMO-8400 subcutaneously in equally divided doses given twice per week. We are conducting the trial at 13 clinical sites. We have enrolled five patients in the trial and fully enrolled the 0.6 mg/kg dose cohort. We are planning an amendment to the trial protocol to enable more rapid dose escalation to the highest dose tested to date in the Waldenström’s macroglobulinemia trial as well as the escalation doses in alignment with the Waldenström’s macroglobulinemia trial.

We believe that B-cell lymphomas in patients with the MYD88 L265P oncogenic mutation are rare diseases with serious unmet medical needs, based on prevalence of the indications and our understanding of the current treatment paradigms and are evaluating associated regulatory and clinical development strategies. We cannot predict whether or when any of our drug candidates will prove effective or safe in humans, if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation, or if our drug candidates will receive regulatory approval.

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

Application of TLR Agonists in Immuno-Oncology

Our pipeline of drug candidates includes IMO-2125 and IMO-2055, two TLR9 agonists that may have potential applications as immune therapies for the treatment of cancer. Recent advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Because TLR9 agonists stimulate the immune system, we believe that there is a scientific rationale to evaluate the combination of our TLR9 agonists with checkpoint inhibitors. In independent research in preclinical cancer models, intratumoral injection of TLR9 agonists has potentiated the anti-tumor activity of checkpoint inhibitors. We believe that intratumoral injection of our TLR9 agonists activates a local immune response at the tumor which complements the systemic effect of the checkpoint inhibitors. We believe that these data support evaluation of combination regimens including a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

We and our collaborators have previously conducted clinical trials of IMO-2125 and IMO-2055. In these clinical trials, IMO-2055 was evaluated as a monotherapy and in combination with other oncology therapeutics in more than 300 patients with various types of cancers, and IMO-2125 was evaluated in more than 95 patients with hepatitis C. To support future potential development in cancer, we have conducted preclinical studies in which our TLR9 agonists have demonstrated anti-tumor activity in combination with multiple checkpoint inhibitors including, ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company. We presented data from these studies at several medical conferences throughout 2014 and 2015.

In June 2015, we entered into a strategic clinical research alliance with MD Anderson Cancer Center, or MD Anderson, to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. Under this alliance, in December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally in combination with ipilimumab in patients with metastatic melanoma. In this clinical trial, escalating doses of IMO-2125 ranging from 4 mg/kg through 32 mg/kg will be administered intra-tumorally into one of two selected tumor lesions, with a standard dosing regimen of ipilimumab. The primary objectives of the Phase 1 portion of the trial is to determine the maximum tolerated dose and characterize the dose-limiting toxicities of IMO-2125 when administered intra-tumorally in combination with ipilimumab. The primary objective of the Phase 2 portion is to determine the efficacy of the combination utilizing the immune-related response criteria in addition to traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the trial will enroll approximately 45 patients.

Program in Rare Diseases

We have selected dermatomyositis as the first non-cancer rare disease for application of IMO-8400. We selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval and commercial potential.

In determining to proceed in this rare disease, we considered that multiple independent research studies across a broad range of autoimmune diseases, including both dermatomyositis and psoriasis, have demonstrated that the over-activation of TLRs plays a critical role in disease maintenance and progression. In autoimmune diseases, endogenous nucleic acids released from damaged or dying cells initiate signaling cascades through TLRs, leading to the induction of multiple pro-inflammatory cytokines. This inflammation causes further damage to the body’s own tissues and organs and the release of more self-nucleic acids, creating a self-sustaining autoinflammatory cycle that contributes to chronic inflammation in the affected tissue, promoting disease progression. We believe that TLR antagonism has the potential to improve patient outcomes by disrupting this disease process.

We believe that we demonstrated proof of concept for our approach of using TLR antagonists to inhibit the over-activation of specific TLRs in a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-8400 that we conducted in patients with moderate to severe plaque psoriasis, a well-characterized autoimmune disease. In this trial, we evaluated IMO-8400 at four subcutaneous dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, versus placebo, administered once weekly for 12 weeks in 46 patients. The trial met its primary objective as IMO-8400 was well tolerated at all dose levels with no treatment-related discontinuations, treatment-related serious adverse events, or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by the Psoriasis Area Severity Index. In March 2015, we presented the complete data from the Phase 2 trial of IMO-8400 in patients with moderate to severe plaque psoriasis at the annual meeting of the American Academy of Dermatology. With our focus on rare diseases, we do not currently plan to conduct further clinical development of IMO-8400 for the treatment of psoriasis.

We had previously conducted pre-clinical activities to explore the potential for IMO-8400 as a potential clinical candidate for Duchenne muscular dystrophy, or DMD, however after completion of a strategic priority review, we have decided to pause all efforts to advance IMO-8400 into clinical development for DMD.

IMO-8400 Development Program for Dermatomyositis.    Myositis is a group of rare chronic inflammatory muscle disorders that cause muscle destruction and includes dermatomyositis. Major symptoms of dermatomyositis include muscle tissue loss, muscle weakness, joint pain and difficulty swallowing, with skin involvement resulting in rash and/or calcinosis. Potential complications of dermatomyositis include severe disability, interstitial lung disease and cancer. In this form of myositis, over-activated TLRs stimulate a pro-inflammatory response leading to further damage of muscle, skin and other tissue. Current treatments, including corticosteroids and immunosuppressive agents, often provide limited benefit or have unfavorable safety profiles, and we believe there is a significant unmet medical need for new therapies to treat dermatomyositis.

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

In December 2015, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of IMO-8400 in adult patients with dermatomyositis with documented skin and muscle involvement to primarily assess safety, tolerability and treatment effect. Eligible patients are being randomized to receive once weekly subcutaneous injections of either placebo or IMO-8400 for a period of 24 weeks. We expect to enroll approximately 36 patients in the trial which we expect to conduct at approximately 20 clinical sites. Several exploratory assessments in the trial also include: associations between treatment effect of IMO-8400 on indices of disease activity, patient-reported outcomes and pharmacodynamics measures; immunogenicity of IMO-8400, time-sensitive plasma concentrations of IMO-8400; and characterization of disease-specific autoantibodies in the enrolled population.

Third-generation Antisense (3GA) Technology to Target RNA

We are developing our 3GA technology to “turn off” the mRNA associated with disease causing genes. We have designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, we believe that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery, reduced immunotoxicity and increased potency. We have designed our 3GA oligonucleotides to provide these attributes. For example, in preclinical studies, our 3GA oligonucleotides have exerted gene-silencing activity in preclinical models following systemic administration. These studies include 3GAs targeted to the mRNA of apolipoprotein B (ApoB) and proprotein convertase subtilisin/kexin type 9 (PCSK9). Data from these studies have been presented at scientific meetings. Additionally, in mouse models, systemic administration of our 3GA oligonucleotides showed significant specific gene-silencing activity with minimized induction of immune responses.

Our focus is on creating 3GA candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications in our 3GA program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism for action; unmet medical need to allow for a rapid development path to approval and commercial opportunity. Based on these criteria, we have selected two gene targets, NLRP3 (NOD-like receptor family, pyrin domain containing protein 3) and DUX4 (Double Homeobox 4) to potentially advance into IND-enabling activities. Potential disease indications include, but are not limited to interstitial cystitis, uveitis and facioscapulohumeral muscular dystrophy (FSHD), respectively. Concurrently, we are also engaging in academic collaborations to further evaluate the application of 3GA technology in additional gene targets and exploring development opportunities with third parties for applications outside of our current focus areas.

On November 20, 2015, we entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

At any time during the first two years of the GSK Agreement, GSK would have the option to select up to two additional targets, for further research under mutually agreed research plans. GSK may then designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate.

In accordance with the GSK Agreement, a Joint Steering Committee (JSC) was formed with equal representation from us and GSK. The responsibilities of the JSC, include, but are not limited to monitoring the progress of the collaboration, reviewing research plans and dealing with disputes that may arise amongst the parties. If a dispute cannot be resolved by the JSC, GSK has final decision making authority.

Under the terms of the GSK Agreement, we are eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments, including a $2.5 million upfront, non-refundable, non-creditable cash payment. Approximately $9.0 million of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89.0 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

Other Programs

IMO-9200 for Autoimmune Disease.    We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In May 2015, we completed and reported top-line data from a Phase 1 clinical trial of subcutaneously administered IMO-9200 in healthy subjects. We have also completed and presented data during the 2015 Digestive Disease Week Conference from preclinical studies of orally administered IMO-9200 in mouse models of inflammatory bowel disease, or IBD, including Crohn’s Disease and ulcerative colitis. In these preclinical studies, the results demonstrated the potential for orally dosed IMO-9200 as a treatment for IBD. As we are focused on drug development specifically in oncology and rare diseases, we are currently reviewing our various strategic options related to the future development of IMO-9200.

Other Collaborative Alliances

We may execute early-stage development through proof-of-concept clinical trials and explore potential collaborative alliances to support late-stage development and commercialization. We may also seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our 3GA program. We are currently party to a collaboration with Merck & Co., Abbott Molecular and GSK.

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

Abbott Molecular

In May 2014, we entered into a development and commercialization agreement with Abbott Molecular for the development of an in vitro companion diagnostic for use in our clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, we are required to pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the FDA. This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if we are required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs.

The parties’ activities pursuant to the agreed development, regulatory and commercialization plans are governed by a joint steering committee, with Abbott Molecular retaining final decision making authority, subject to its obligations under the agreement, for development, manufacture and marketing of the companion diagnostic and our retaining final decision making authority, subject to our obligations under the agreement, for the development, manufacture and marketing of IMO-8400.

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

Licensing Agreements

We have not licensed any rights to our TLR technology to any third party other than in the field of vaccines in connection with the strategic alliance which we have entered into with Merck & Co., and have not in-licensed any technology for our TLR program. We have licensed specified rights related to antisense technology to certain parties. We also have in-licensed certain rights related to antisense technology. We have licensed specific rights related to 3GA technology for renal disease to GSK.

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

Research and Development Expenses

For the years ended December 31, 2015, 2014 and 2013, we spent approximately $33.7 million, $27.5 million, and $10.5 million, respectively, on research and development activities.

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

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

•	Novel chemical entities that function as agonists of TLR3, TLR7, TLR8 or TLR9;

•	Novel chemical entities that function as antagonists of TLR7, TLR8 or TLR9;

•	Use of our novel chemical entities and chemical modifications to treat and prevent a variety of diseases; and

•	Composition and use of our 3GA compounds to treat and prevent a variety of diseases.

As of February 15, 2016, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2125 and IMO-2055, as well as other compounds. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023.

As of February 15, 2016, we owned two issued U.S. patents, 37 issued foreign patents, five pending U.S. patent applications and seven foreign patent applications related to our 3GA compounds and methods of their use. The issued patents covering our 3GA technologies have statutory expiration dates in 2030 and 2031.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of February 15, 2016, our antisense patent portfolio included more than five U.S. patents and more than 40 issued patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our drug candidates. We currently rely and expect to continue to rely on other companies for the manufacture of our drug candidates for preclinical and clinical development. We currently source our bulk drug manufacturing requirements from a limited number of contract manufacturers through the issuance of work orders on an as-needed basis. We depend and will continue to depend on our contract manufacturers to manufacture our drug candidates in accordance with current Good Manufacturing Practices, or cGMP, regulations for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, if and when our drug candidates are approved. Contract manufacturers are subject to extensive governmental regulation.

Under our collaborative agreement with Merck & Co., Merck & Co. is responsible for manufacturing the drug candidates. Under our collaborative agreement with GSK, GSK is responsible for manufacturing clinical drug candidates.

Competition

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation. We initiated a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in the fourth quarter of 2015. Through our clinical alliance partner MDACC, we also initiated a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma in the fourth quarter of 2015. We also entered into a collaborative alliance agreement with GSK and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our 3GA technology program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

IMO-8400 Development Program in Genetically Defined Forms of B-cell Lymphoma

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation other than ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc. and was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc., Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We believe there are additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

Application of TLR Agonists in Immuno-Oncology

We are aware that other companies including Dynavax, InDex Pharmaceuticals AB, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc and Hoffmann-La Roche may be developing TLR agonists for various indications, some of which are in the field of oncology.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is reportedly conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors.

IMO-8400 Development Program for Dermatomyositis

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

Third-generation Antisense (3GA) Technology to Target RNA

We are also developing 3GA drug candidates that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our 3GA technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners. Ionis is currently marketing an antisense drug, Kynamro, and reportedly has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam and its partners. Alnylam is reportedly developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

Some of these potentially competitive products have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed products have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such products by the medical community, patients, and third-party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as is planned for our drug candidates upon commercialization, potentially less attractive, from a cost perspective, to buyers.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

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

•	preparation and submission to the FDA of a new drug application, or NDA;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA, the sponsor or the data monitoring committee for a clinical trial may suspend or terminate the clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA has agreed to specified performance goals in the review process of NDAs. Under the agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

FDA Regulation of Companion Diagnostics.

FDA officials have issued guidance that addresses issues critical to developing in vitro companion diagnostics, such as when the FDA will require that the diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the drug candidate to obtain pre-market approval, or PMA, simultaneously with approval of the drug. Based on the guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our genetically defined forms of B-cell lymphoma program. The review of these in vitro companion diagnostics in conjunction with the review of our drug candidates involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The DSCA imposes requires to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

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

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

Clinical Trial Approval in the EU

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the EU adopted a new Clinical Trials Regulation. The new Clinical Trials Regulation will be directly applicable to and binding without the need for any national implementing legislation, and will become applicable no earlier than 28 May 2016. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies, or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Health Care Reform Law, known as the federal Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Segment and Geographical Information

We operate in a single operating segment. For segment and geographical financial information, see Note 2(i) to the financial statements appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference.

Employees

As of February 15, 2016, we employed 62 individuals, 37 of whom are engaged in research and development and 18 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 1989 and our offices are located at 167 Sidney Street, Cambridge, Massachusetts 02139 and 505 Eagleview Boulevard, Suite 212, Exton, Pennsylvania 19341.

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

We had cash, cash equivalents and investments of approximately $87.2 million at December 31, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•

continue a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and conduct a Phase 1/2 clinical trial involving IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target and complete at least one of these trials;

•	continue a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	conduct IND-enabling development program in the first gene target selected for further development in our 3GA program.

We expect that we will require substantial additional funds to complete any additional research and development of our TLR drug candidates or 3GA technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our 3GA program, and our ability to advance our drug candidates and 3GA technology on the timelines anticipated;

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2015, we had an accumulated deficit of $500.1 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2015, we incurred losses of $239.9 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2015, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program and on the development of our 3GA technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of drug candidates under our 3GA program. For instance:

•

we are conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma;

•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	we conducted a Phase 1 clinical trial of IMO-9200 in healthy subjects and are reviewing our strategic options related to the future development of IMO-9200; and

•	we are conducting IND-enabling development program in the first gene target selected for further development in our 3GA program.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our genetically defined forms of B-cell lymphoma, rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our 3GA program.

Our ability to generate product revenues under our collaborations with Merck & Co., GSK and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed.

Our efforts, and the efforts of Merck & Co. and GSK, to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-2055. For example, in April 2011 we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations.

We are conducting multiple clinical trials of IMO-8400 in different indications. If patients in any of these trials experience adverse safety events, we may be required to delay, discontinue or modify all of our clinical trials of IMO-8400.

We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications and with respect to additional applications of our 3GA technology program. Our previous setbacks with respect to our programs for IMO-2125 and IMO-2055 could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimens;

•	favorable market conditions in which to raise additional capital;

•	the strength of our intellectual property portfolio in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

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

We are in the early stages of developing our TLR9 agonists in combination with checkpoint inhibitors, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

In June 2015, we entered into a strategic clinical research alliance with MD Anderson to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. We initiated the first trial from the research alliance, a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma in the fourth quarter of 2015. While we have evaluated the safety profile of IMO-2125 in previous trials and, as a marketed product, the safety profile of ipilimumab is known, the safety profile of the combination of IMO-2125 and ipilimumab has not been evaluated in previous trials and may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of IMO-2125 in combination with ipilimumab, or any other checkpoint inhibitor.

We are in the early stages of developing our 3GA program, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

We are in the early stages of developing our 3GA technology program, and the scientific evidence to support the feasibility of developing drugs based on this technology is preliminary. Further, neither we nor any other company has received regulatory approval to market therapeutics utilizing 3GA drug candidates.

The future success of our 3GA technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications for development of drug candidates generated from our 3GA technology. We have identified two gene targets, NLRP3 and DUX4 to potentially initiate IND-enabling development in our 3GA program. However, many steps must be successfully achieved prior to the declaration of a 3GA drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable products as a result of our efforts with respect to our 3GA technology program.

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

Patient enrollment is affected by other factors including the:

•	severity of the disease under investigation;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the TLR antagonist drug candidates under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	availability of competing clinical trials or other therapies;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

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

•	we or our contract manufacturers may be unable to manufacture sufficient quantities of our drug candidates for use in clinical trials;

•	the cost of our clinical trials may be greater than we currently anticipate making continuation and/or completion improbable; and

•	our drug candidates may not cause the desired effects or may cause undesirable side effects or our drug candidates may have other unexpected characteristics.

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

Commencing clinical trials may be delayed for a number of reasons, including delays in:

•	manufacturing sufficient quantities of drug candidate that satisfy the required quality standards for use in clinical trials;

•	demonstrating sufficient safety to obtain regulatory approval for conducting a clinical trial;

•	reaching an agreement with any collaborators on all aspects of the clinical trial;

•	reaching agreement with contract research organizations, if any, and clinical trial sites on all aspects of the clinical trial;

•	resolving any objections from the FDA or any regulatory authority on an IND or proposed clinical trial design;

•	obtaining additional financing;

•	obtaining IRB approval for conducting a clinical trial at a prospective site; and

•	enrolling patients in order to commence the clinical trial.

The technologies on which we rely are unproven and may not result in any approved and marketable products.

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs and on 3GA drug candidates. Neither we nor any other company have obtained regulatory approval to market such compounds as therapeutic drugs, and no such products currently are being marketed. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of 3GA drug candidates may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation. We initiated a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in the fourth quarter of 2015. Through our clinical alliance partner MD Anderson, we also initiated a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma in the fourth quarter of 2015. We also entered into a collaborative alliance agreement with GSK and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our 3GA technology program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation other than ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc. and was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc., Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We believe there are additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

We are aware that other companies including Dynavax, InDex Pharmaceuticals AB, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc and Hoffmann-La Roche may be developing TLR agonists for various indications, some of which are in the field of oncology.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is reportedly conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors.

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

We are also developing 3GA drug candidates that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our 3GA technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners. Ionis is currently marketing an antisense drug, Kynamro, and reportedly has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam and its partners. Alnylam is reportedly developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

Some of these potentially competitive products have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed products have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such products by the medical community, patients, and third-party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as is planned for our drug candidates upon commercialization, potentially less attractive, from a cost perspective, to buyers.

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

Both before and after approval is obtained, failure to comply with regulatory requirements, or discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in:

•	the regulatory agency’s delay in approving, or refusal to approve, an application for marketing of a product or a supplement to an approved application;

•	total or partial suspension of any ongoing clinical trials;

•	restrictions on our drug candidates or the marketing or manufacturing of our drug candidates;

•	warning letters or untitled letters;

•	voluntary or mandatory product recalls;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of regulatory approvals and our products from the market;

•	product seizure or detention;

•	refusal to permit the import or export of our drug candidates;

•	injunctions or the imposition of civil penalties; and

•	criminal penalties.

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

All of the drug candidates that we are developing, or may develop in the future, will require additional research and development, extensive preclinical studies, nonclinical testing, clinical trials, and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, is uncertain, and is expensive. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and purity. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities.

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

•	conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma;

•	conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	reviewing our strategic options related to the future development of IMO-9200; and

•	conducting IND-enabling development program in the first gene target, NLRP3 or DUX4, selected for further development in our 3GA program.

The FDA and other regulatory authorities may not approve any of our potential products for any indication.

We may need to address a number of technological challenges in order to complete development of our drug candidates. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, unintended alteration of the immune system over time, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. If we do not obtain necessary regulatory approvals, or there are delays in doing so, our business will be adversely affected.

We may not be able to obtain orphan drug exclusivity for applications of our TLR antagonist drug candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

If we are required by the FDA to obtain approval of a companion diagnostic in connection with and as a condition to approval of a drug candidate, and we do not obtain or experience delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the drug candidate and our ability to generate revenue will be materially impaired.

We plan to develop companion diagnostics for our TLR antagonist drug candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist drug candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the FDCA, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

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

Our relationships with healthcare providers, physicians and third party payors is be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our arrangements with healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we for which we are seeking to obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our drug candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

Risks Relating to Collaborators

Our existing collaborations and any collaborations we enter into in the future may not be successful.

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8 and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. In November 2015, we entered into a collaboration and license agreement with GSK for the development of our 3GA technology for certain renal indications. Additionally, in May 2014, we entered into a development and commercialization agreement with Abbott Molecular for the development of an in vitro companion diagnostic for use in our clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400.

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. The termination or expiration of our agreement with Merck & Co., GSK or Abbott Molecular or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

If we are unable to establish additional collaborative alliances, our business may be materially harmed.

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We are seeking and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications. We are also continuing to seek to enter into collaborative alliances with pharmaceutical companies with respect to applications of our 3GA technology program.

Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain genetically defined forms of B-cell lymphoma and autoimmune diseases and on 3GA drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our 3GA technology. For example, potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125 and IMO-2055, given our setbacks with respect to these drug candidates. Additionally, in the event we seek collaborations for our 3GA program, any potential collaborators may not be willing to enter into a collaboration with us due to the early stage of this technology. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

Even if a potential partner were willing to enter into a collaborative alliance with respect to our TLR-targeted compounds or technology or our 3GA technology, the terms of such a collaborative alliance may not be on terms that are favorable to us. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.

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

As of February 15, 2016, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2125 and IMO-2055, as well as other compounds. As of February 15, 2016, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2031. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use, which we would expect to expire, if issued, at the earliest in 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023.

As of February 15, 2016, we owned two issued U.S. patents, 37 issued foreign patents, five pending U.S. patent applications and seven foreign patent applications related to our 3GA compounds and methods of their use. The issued patents covering our 3GA technologies have statutory expiration dates in 2030 and 2031.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of February 15, 2016, our antisense patent portfolio included more than five issued U.S. patents and more than 40 issued patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of February 15, 2016, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis, and our Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law. These health care reform laws are intended to broaden access to health insurance; reduce or constrain the growth of health care spending, especially Medicare spending; enhance remedies against fraud and abuse; add new transparency requirements for health care and health insurance industries; impose new taxes and fees on certain sectors of the health industry; and impose additional health policy reforms. Among the new fees is an annual assessment on makers of branded pharmaceuticals and biologics, under which a company’s assessment is based primarily on its share of branded drug sales to federal health care programs. Such fees could affect our future profitability. Although it is too early to determine the effect of the health care legislation on our future profitability and financial condition, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

As of December 31, 2015, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 6,990,189 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of February 15, 2016, and based on the securities held by Baker Brothers as of December 31, 2015, Baker Brothers beneficially owned 5.9% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of February 15, 2016, and based on the securities held by Baker Brothers as of December 31, 2015, Baker Brothers would have beneficially owned 30.3% of our common stock. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we are obligated to file a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by Baker Brothers. We expect to file this registration statement in the first quarter of 2016.

As of January 31, 2016, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,455,578 shares of our common stock and warrants to purchase up to 11,962,731 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities (and their affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of February 15, 2016, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of February 15, 2016, and based on the securities held by Pillar Investment Entities as of January 31, 2016, the Pillar Investment Entities would have beneficially owned 22.9% of our common stock.

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

Our stock price has been volatile. During the period from January 1, 2014 to February 15, 2016, the closing sales price of our common stock ranged from a high of $6.59 per share to a low of $1.64 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 27,000 square feet of laboratory and office space located in Cambridge, Massachusetts. The lease expires on August 31, 2017 subject to a three-year renewal option exercisable by us. We also lease approximately 11,000 square feet of office space located in Exton, Pennsylvania. The lease expires on May 31, 2020 subject to a three-year renewal option exercisable by us. We have specified rights to sublease these facilities.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “IDRA” on the Nasdaq Capital Market.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the Nasdaq Capital Market.

	High	Low

2014

First Quarter	$6.87	$3.56

Second Quarter	4.50	2.29

Third Quarter	3.01	2.28

Fourth Quarter	4.78	1.94

2015

First Quarter	$5.48	$3.25

Second Quarter	3.92	2.65

Third Quarter	4.16	2.27

Fourth Quarter	4.42	2.65

Holders

As of February 15, 2016, we had approximately 105 common stockholders of record registered on our books, excluding shares held through banks and brokers.

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

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2010 through December 31, 2015, with the cumulative total return of the Russell 2000 Index and the Nasdaq Biotechnology Index. This graph assumes an investment of $100 on December 31, 2010 in our common stock and in each of the indices and assumes that dividends are reinvested.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
IDERA PHARMACEUTICALS, INC.	$100.00	$36.33	$30.80	$160.21	$152.60	$106.92
RUSSELL 2000 INDEX	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
NASDAQ BIOTECHNOLOGY INDEX	$100.00	$113.92	$153.97	$263.29	$348.49	$369.05

Item 6.	Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$249	$73	$47	$51	$53

Operating expenses:
Research and development	33,699	27,493	10,475	13,673	17,969
General and administrative	15,396	11,332	7,741	6,279	7,939

Total operating expenses	49,095	38,825	18,216	19,952	25,908

Loss from operations	(48,846)	(38,752)	(18,169)	(19,901)	(25,855)
Other income (expense):
Decrease in fair value of warrant liability	—	—	—	675	1,974
Interest income	357	66	11	9	30
Interest expense	(105)	(27)	—	—	—
Foreign currency exchange gain (loss)	39	71	(68)	(23)	75

Net loss	(48,555)	(38,642)	(18,226)	(19,240)	(23,776)
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	—	519	2,866	3,210	4,548

Net loss applicable to common stockholders	$(48,555)	$(39,161)	$(21,092)	$(22,450)	$(28,324)

Basic and diluted net loss per share applicable to common stockholders	$(0.42)	$(0.47)	$(0.48)	$(0.81)	$(1.03)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	115,092	82,827	43,906	27,639	27,623

Net loss	$(48,555)	$(38,642)	$(18,226)	$(19,240)	$(23,776)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(117)	(10)	(7)	—	(13)

Other comprehensive loss	(117)	(10)	(7)	—	(13)

Comprehensive loss	$(48,672)	$(38,652)	$(18,233)	$(19,240)	$(23,789)

Balance Sheet Data:
Cash, cash equivalents and investments	$87,157	$48,571	$35,592	$10,096	$24,571
Working capital	56,427	35,384	25,867	6,163	18,741
Total assets	92,276	51,426	36,867	10,823	25,595
Capital lease obligations	22	21	9	12	—
Note payable	762	870	—	—	—
Redeemable preferred stock	—	—	—	5,921	5,921
Accumulated deficit	(500,081)	(451,526)	(412,884)	(394,658)	(375,418)
Total stockholders’ equity	83,582	43,402	32,452	706	12,024

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our third-generation antisense, or 3GA, technology, which we previously referred to as our GSO technology. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our 3GA technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe that our 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

We are focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We plan to explore potential collaborative alliances to support late-stage development and commercialization of some of our drug candidates.

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

Our pipeline of drug candidates includes IMO-2125 and IMO-2055, two TLR9 agonists that may have potential applications as immune therapies for the treatment of cancer. Recent advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Because TLR9 agonists stimulate the immune system, we believe that there is a scientific rationale to evaluate the combination of our TLR9 agonists with checkpoint inhibitors. In independent research in preclinical cancer models, intratumoral injection of TLR9 agonists has potentiated the anti-tumor activity of checkpoint inhibitors.

We have selected dermatomyositis as the first non-cancer rare disease for application of IMO-8400. We selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval and commercial potential.

We are developing our 3GA technology to “turn off” the mRNA associated with disease causing genes. We have designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, we believe that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery, reduced immunotoxicity and increased potency. We have designed our 3GA oligonucleotides to provide these attributes.

At December 31, 2015, we had an accumulated deficit of $500.1 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and to comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses fit the description of critical accounting estimates and judgments.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Our revenues have primarily been generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically may include payment to us of one or more of the following: nonrefundable, up-front license fees, research, development and commercial milestone payments, other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance. Each of these types of revenue are recorded as Alliance revenues in our statement of operations.

For each collaborative research, development and/or commercialization agreement, which results in revenues, we determine (i) whether multiple deliverables exist, (ii) whether the delivered elements have value to the customer on a stand-alone basis, (iii) how the deliverables should be separated or combined and (iv) how the consideration should be allocated to the deliverables.

Our multiple element revenue arrangements may include the following:

Up-front License Fees:    If a license does not have stand-alone value, we recognize revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance of the services under the related agreement, unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. We evaluate the period of performance each reporting period and adjust the period of performance on a prospective basis if there are changes to be made. If a license were to have stand-alone value and the other criteria of revenue recognition were satisfied, then revenue would be recognized in the period earned.

Milestone Payments:    At the inception of an agreement that includes research and development milestone payments, we evaluate whether each milestone is substantive or represents a deliverable of the counterparty to the agreement. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved if payment is reasonably assured. If a milestone is a deliverable of the counterparty to the agreement, it is considered contingent revenue and is recognized when we are informed by the counterparty that they have achieved it and such amount is reasonably assured of payment.

Research and Development Activities:    If we are entitled to reimbursement from our collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, we determine whether such funding would result in alliance revenues or an offset to research and development expenses. Reimbursement of patent maintenance costs are recognized during the period in which the related expenses are incurred as alliance revenues in our statement of operations.

Under the terms of the GSK Agreement, we are eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments, including a $2.5 million upfront, non-refundable, non-creditable cash payment. Approximately $9.0 million of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89.0 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

We recorded charges of $5.4 million, $4.3 million, and $1.4 million in our statements of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, respectively, for stock compensation expense attributable to share-based payments made to employees and directors.

Research and Development Prepayments, Accruals and Related Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid expenses for research and development activities performed by third parties, including Clinical Research Organizations (CROs) and clinical investigators. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon achievement of milestones and the expense is recorded as services are rendered. We determine the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with clinical trial centers and CROs and the agreed upon fee to be paid for such services. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Clinical trial site costs related to patient enrollments are recorded as patients are entered into the trial.

Results of Operations

Years ended December 31, 2015, 2014 and 2013

Alliance Revenue

Alliance revenue increased by approximately $0.1 million from $0.1 million in 2014 to $0.2 million in 2015 as a result of revenue recognized pursuant to our collaboration agreement with GSK. In November 2015, we entered into an exclusive worldwide collaboration and license agreement with GSK to research, develop and commercialize selected molecules from our 3GA technology for the treatment of selected targets in renal disease. During 2015, we received a $2.5 million upfront payment in connection with this agreement which is being deferred and recognized as revenue in our Statement of Operations on a straight line basis over a 27-month performance period. Accordingly, we recognized approximately $0.1 million of alliance revenue during 2015. We also recognized revenue from the reimbursement by licensees of costs associated with patent maintenance as alliance revenue in the years ended December 31, 2015, 2014 and 2013.

Research and Development Expenses

Research and development expenses increased by approximately $6.2 million, or 23%, from $27.5 million in 2014 to $33.7 million in 2015, and increased by approximately $17.0 million, or 162%, from $10.5 million in 2013 to $27.5 million in 2014. In the following table, research and development expenses are set forth in four categories which are discussed beneath the table:

	Year Ended December 31,			Annual Percentage Change
	2015	2014	2013	2015/2014	2014/2013
	(In millions)
IMO-8400 external development expense	$8.7	$7.4	$3.5	18%	111%
IMO-2125 external development expense	1.2	—	—	—	—
IMO-9200 external development expense	2.5	1.7	—	47%	—
Companion diagnostic external development expense	0.9	2.2	—	(59)%	—
Other drug development expense	11.8	9.1	3.6	30%	153%
Basic discovery expense	8.6	7.1	3.4	21%	109%

	$33.7	$27.5	$10.5	23%	162%

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $20.0 million in IMO-8400 external development expenses through December 31, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation and our ongoing Phase 2 clinical trial in patients with dermatomyositis, the manufacture of additional drug substance for use in our clinical trials, as well as additional nonclinical studies and associated costs incurred in connection with our DMD program.

The increase in our IMO-8400 external development expenses in 2015, as compared to 2014, was primarily due to higher costs incurred in 2015 in connection with our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and our nonclinical studies and our Phase 2 clinical trial in patients with dermatomyositis. The increase in IMO-8400 external development expenses during 2015 was partially offset by lower consulting fees in 2015 and lower costs associated with long-term nonclinical safety studies conducted during 2014.

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

We expect our IMO-8400 external development expenses to increase during 2016, as compared to 2015, as we plan to continue our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and our Phase 2 clinical trial in patients with dermatomyositis, and continue manufacturing activities and nonclinical safety studies.

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through December 31, 2015 we incurred approximately $1.2 million in IMO-2125 external development expenses, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, the manufacture of additional drug substance for use in our planned clinical trials and additional nonclinical studies. The $1.2 million in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

We expect our IMO-2125 external development expenses to increase during 2016, as compared to 2015, as we plan to continue our Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, develop a Phase 1/2 clinical trial involving IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target, and continue manufacturing activities and nonclinical studies.

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4.2 million in IMO-9200 external development expenses from October 2014 through December 31, 2015, including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

We expect our IMO-9200 external development expenses to decrease during 2016, as compared to 2015, as we review our strategic options related to the future development of IMO-9200.

Companion Diagnostic External Development Expenses.    These expenses include external expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation incurred since January 2014 when development of the companion diagnostic commenced. We have incurred approximately $3.1 million in companion diagnostic external development expenses from January 2014 through December 31, 2015, including costs associated with start-up activities, the development of an assay as the prototype of the companion diagnostic, and introduction and use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation.

During 2015, our companion diagnostic external development expenses reflect costs associated with the continued development of the assay and use of the assay in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation. During 2014, our companion diagnostic external development expenses reflect costs associated with start-up activities, the development of the assay as the prototype of the companion diagnostic and introduction of the assay for use in our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation.

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

The increase in other drug development expenses in 2015, as compared to 2014, was primarily due to higher consulting costs and additional headcount associated with our expanded drug development programs, and the manufacture of IMO-2055 drug supply, which we may use in our immuno-oncology program. The increase in other drug development expenses during 2015 was partially offset by higher costs for preclinical studies and manufacturing activities that were incurred during 2014 to support the IND submission for IMO-9200.

The increase in other drug development expenses in 2014, as compared to 2013, was primarily due to costs of preclinical studies and manufacturing activities to support the initiation of the Phase 1 clinical trial of IMO-9200, increasing payroll costs, including from the addition of a Chief Medical Officer in January 2014 and additional headcount associated with our expanded drug development programs, higher stock-based compensation costs attributable to options granted after the third quarter 2013 and the cost of preclinical studies in our 3GA technology program. Costs associated with the clinical development of IMO-9200 since October 2014 are included in IMO-9200 external development expenses. The increase in other drug development expenses in 2014 was partially offset by a decrease in development expenses associated with IMO-3100, a TLR7 and TLR9 antagonist we were developing for psoriasis, reflecting our decision in the second quarter of 2013 to focus our resources on the development of IMO-8400.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increase in basic discovery expenses in 2015, as compared to 2014, was primarily due to increases in recruiting, external research, stock-based compensation and the accrual of incentive compensation. The increase in basic discovery expenses during 2015 was partially offset by a decrease in the cost of laboratory supplies. The increase in basic discovery expenses in 2014, as compared to 2013, was primarily due to increases in the cost of employee compensation and laboratory supplies reflecting increased activity and headcount associated with our 3GA program.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing clinical trials of IMO-8400, our ongoing clinical trial of IMO-2125, and our planned IND-enabling development program in the first gene target selected for development in our 3GA program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, or 36%, from $11.3 million in 2014, to $15.4 million in 2015. General and administrative expenses consist primarily of salary expense, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses during 2015, as compared to 2014, was primarily due to higher stock-based compensation costs primarily attributable to options granted in the latter part of 2014, higher cash compensation expenses, including additional headcount to support our drug development programs, the hiring of a new Chief Executive Officer in December 2014, the accrual of incentive compensation, and higher patent expenses. The increase in general and administrative expenses during 2015 was partially offset by decreases in consulting and recruiting expenses. We expect general and administrative expenses to increase during 2016, as compared to 2015, due to additional headcount to support our drug development programs.

General and administrative expenses increased by $3.6 million, or 47%, from $7.7 million in 2013 to $11.3 million in 2014. The increase in general and administrative expenses in 2014, as compared to 2013, was primarily due to higher stock-based compensation costs primarily attributable to options granted in the latter part of 2013 and the recognition of amortization associated with options subject to accelerated vesting, higher cash compensation costs, including additional headcount associated with our strategic focus on our rare disease and oncology programs, the addition of a new Chief Executive Officer in December 2014, and the accrual of incentive compensation, and increases in corporate communications, investor relations, recruiting expenses, higher legal costs associated with patent matters, and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance and the related internal control audit. The increase in general and administrative expenses during 2014 was partially offset by a decrease in consulting fees associated with business and strategic initiatives and lower corporate legal expenses as compared to 2013.

Interest Income

Interest income increased by $0.3 million, from $0.1 million in 2014 to $0.4 million in 2015 primarily due to an increase in investment balances, including corporate debt securities, in 2015 resulting from our follow-on underwritten public offering in February 2015 and warrant and option exercises since September 30, 2014.

Interest income increased in 2014, as compared to 2013, primarily due to an increase in investment balances, including corporate debt securities, in 2014 resulting from our follow-on underwritten public offerings in September 2013 and February 2014 and warrant and option exercises. Interest income was negligible in 2013 because most of our invested funds were deposited in a money market fund, which paid minimal interest.

Interest Expense

Interest expense increased during 2015, as compared to 2014 due to interest on our note payable which we incurred pursuant to our loan and security agreement with Oxford Finance LLC executed on September 30, 2014.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Accretion and Dividends

The $0.5 million in preferred stock dividends in 2014 reflects $0.1 million in dividends accrued on shares of our Series D convertible preferred stock, or Series D preferred stock, and $0.4 million in dividends accrued on shares of our Series E convertible preferred stock, or Series E preferred stock. There were no dividends accrued on our Series D preferred stock or Series E preferred stock during 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

The $2.9 million in preferred stock dividends in 2013 consists of $1.8 million related to the loss on extinguishment of the Series D preferred stock and the Series E preferred stock that we charged to net loss applicable to common stockholders as a preferred stock dividend, $0.7 million in dividends accrued on shares of our Series D preferred stock and $0.4 million in dividends accrued on shares of our Series E preferred stock.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $48.6 million, $39.2 million and $21.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through December 31, 2015, we incurred losses of $239.9 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of earlier generation antisense technology. Since our inception, we had an accumulated deficit of $500.1 million through December 31, 2015. We expect to continue to incur substantial operating losses in the future.

Net Operating Loss Carryforwards

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards, or NOLs, and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2015, have resulted in ownership changes in excess of 50% that will significantly limit our ability to utilize our NOL and tax credit carryforwards. In December 2014, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November 2012. Our 2015 and 2014 federal and state NOLs and tax credit carryforwards shown below have been adjusted to reflect the ownership change limitations that resulted from this study. We have entered into additional equity transactions since November 2012 that could result in ownership changes that further limit our ability to utilize our NOL and tax credit carryforwards. We have not determined whether any additional ownership change limitations have resulted from equity transactions that have occurred after November 2012.

After adjusting our federal and state NOLs to reflect the ownership change limitations that resulted from this study, as of December 31, 2015, we had cumulative federal and state NOLs of approximately $121.0 million and $114.1 million available to reduce federal and state taxable income, respectively. These NOLs expire through 2035. In addition, after adjusting our federal and state tax credit carryforwards to reflect the ownership change limitations that were identified during this study, as of December 31, 2015, we had cumulative federal and state tax credit carryforwards of $4.9 million and $1.1 million, respectively, available to reduce federal and state income taxes which expire through 2035 and 2030, respectively. Additional ownership change limitations may result from ownership changes that occur after November 2012.

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

Collaboration and License Agreement with GSK.    On November 20, 2015, we entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

At any time during the first two years of the GSK Agreement, GSK would have the option to select up to two additional targets, for further research under mutually agreed research plans. GSK may then designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate.

In accordance with the GSK Agreement, a joint steering committee, or JSC, was formed with equal representation from us and GSK. The responsibilities of the JSC, include, but are not limited to monitoring the progress of the collaboration, reviewing research plans and dealing with disputes that may arise amongst the parties. If a dispute cannot be resolved by the JSC, GSK has final decision making authority.

Under the terms of the GSK Agreement, we are eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments, including a $2.5 million upfront, non-refundable, non-creditable cash payment. Approximately $9.0 million of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89.0 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

February 19, 2015 Follow-on Underwritten Public Offering.    On February 19, 2015, we closed a follow-on underwritten public offering, in which we sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to us from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses were approximately $80.6 million.

Warrant and Option Exercises.    Warrants to purchase 2,968,301 shares of our common stock were exercised during 2015. We received proceeds of $1.9 million from the exercise of these warrants. Options to purchase 405,525 shares of our common stock were exercised during 2015. We received proceeds of $0.6 million from the exercise of these options.

Cash Flows

As of December 31, 2015, we had approximately $87.2 million in cash, cash equivalents and investments, a net increase of approximately $38.6 million from December 31, 2014. Net cash used in operating activities totaled $43.0 million during 2015, reflecting our $48.6 million net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during 2015 reflects the purchase of $63.1 million of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $29.4 million of available-for-sale securities, the sale of $1.0 million of available-for-sale securities, and payments for the purchase of $0.7 million in property and equipment.

The $83.0 million net cash provided by financing activities during 2015 primarily reflects $80.6 million in net proceeds from our follow-on underwritten public offering of our securities in February 2015 and $2.5 million in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and the exercise of common stock options and warrants.

As of December 31, 2014, we had approximately $48.6 million in cash, cash equivalents and investments, a net increase of approximately $13.0 million from December 31, 2013. Net cash used in operating activities totaled $31.3 million during 2014, reflecting our $38.6 million net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during 2014 reflects the purchase of $23.6 million of available-for-sale securities, the maturity of $4.1 million of available-for-sale securities, and payments for the purchase of $1.1 million in property and equipment.

The $45.6 million net cash provided by financing activities during 2014 primarily reflects $37.2 million in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $0.1 million in costs related to our 2013 financings, $8.5 million in net proceeds from employee stock purchases under our ESPP, and the exercise of common stock options and warrants and $0.8 million in net proceeds from the issuance of the promissory note under the loan and security agreement with Oxford which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

As of December 31, 2013, we had approximately $35.6 million in cash, cash equivalents and investments, a net increase of approximately $25.5 million from December 31, 2012. Net cash used in operating activities totaled $17.1 million during 2013, reflecting an $18.2 million net loss in 2013, as adjusted for non-cash income and expenses, including stock-based compensation and depreciation. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during 2013 of $9.3 million reflects the purchase of $9.3 million in available-for-sale securities.

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

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $500.1 million at December 31, 2015. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of February 15, 2016, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $87.2 million at December 31, 2015. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•

continue a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma and conduct a Phase 1/2 clinical trial involving IMO-2125 in combination with a checkpoint inhibitor for a selected oncology target and complete at least one of these trials;

•	continue a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	conduct IND-enabling development program in the first gene target selected for further development in our 3GA program.

We expect that we will require substantial additional funds to conduct any additional research and development of our TLR drug candidates or 3GA technology, including preclinical testing and clinical trials of our drug candidates, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our genetically defined forms of B-cell lymphoma and rare disease programs, our immuno-oncology program, and our 3GA program and our ability to advance our drug candidates and 3GA technology on the timelines anticipated;

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

Contractual Obligations

As of December 31, 2015, our contractual commitments were as follows:

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease	$3,296	$1,625	$1,374	$297	$—
Loan and security agreement	885	333	552	—	—
License agreement	10	10	—	—	—

Total	$4,191	$1,968	$1,926	$297	$—

Our only material lease commitments relate to our facilities in Cambridge, Massachusetts, which expires on August 31, 2017 subject to a three-year renewal option exercisable by us and Exton, Pennsylvania, which expires on May 31, 2020 subject to a three-year renewal option exercisable by us. The license agreement commitment relates to minimum amounts due under a license related to our earlier antisense technology. Since we developed all of our TLR technology internally, there are no TLR technology in-license agreements.

In the normal course of business, we enter into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.

As of December 31, 2015, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in note 2(n) in the Notes to the Financial Statements in this Annual Report on Form10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2015, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At December 31, 2015, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds, municipal bonds and commercial paper classified in short-term investments, and corporate bonds and municipal bonds classified in long-term investments.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2015. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$190	$20	$5	$34	$2	$30	$38	$3

Operating expenses:
Research and development	8,565	7,454	8,960	8,720	8,245	6,678	5,637	6,933
General and administrative	3,708	4,030	3,821	3,837	3,686	2,873	2,730	2,043

Total operating expenses	12,273	11,484	12,781	12,557	11,931	9,551	8,367	8,976

Loss from operations	(12,083)	(11,464)	(12,776)	(12,523)	(11,929)	(9,521)	(8,329)	(8,973)
Interest income	118	123	75	41	21	14	16	15
Interest expense	(24)	(27)	(27)	(27)	(27)	—	—	—
Foreign currency exchange gain (loss)	(1)	3	9	28	17	52	5	(3)

Net loss	$(11,990)	$(11,365)	$(12,719)	$(12,481)	$(11,918)	$(9,455)	$(8,308)	$(8,961)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	—	—	—	—	97	119	118	185

Net loss applicable to common stockholders	$(11,990)	$11,365)	$(12,719)	$(12,481)	$(12,015)	$(9,574)	$(8,426)	$(9,146)

Basic and diluted net loss per common share applicable to common stockholders (1)	$(0.10)	$(0.10)	$(0.11)	$(0.12)	$(0.14)	$(0.11)	$(0.10)	$(0.12)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders (1)	118,865	118,248	118,002	105,067	87,657	84,527	82,961	76,018

Net loss	$(11,990)	$(11,365)	$(12,719)	$(12,481)	$(11,918)	$(9,455)	$(8,308)	$(8,961)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(107)	50	(78)	18	(15)	(5)	(1)	11

Other comprehensive (loss) gain	(107)	50	(78)	18	(15)	(5)	(1)	11

Comprehensive loss	$(12,097)	$(11,315)	$(12,797)	$(12,463)	$(11,933)	$(9,460)	$(8,309)	$(8,950)

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015. This report appears immediately below.

b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Idera Pharmaceuticals, Inc.

We have audited Idera Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Idera Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Idera Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Idera Pharmaceuticals Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2016

c)	Changes in Internal Controls over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

The responses to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 13, 2016.

Item 10.	Directors, Executive Officers, and Corporate Governance.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics in the “Investors —Corporate Governance” section of our website, which is located at www.iderapharma.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of business conduct and ethics by posting such information on our website at www.iderapharma.com.

The remainder of the response to this item will be contained in the 2016 Proxy Statement under the captions “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference.

Item 11.	Executive Compensation.

The response to this item will be contained in the 2016 Proxy Statement under the captions “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in the 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2016 Proxy Statement under the caption “Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item will be contained in the 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The response to this item will be contained in the 2016 Proxy Statement under the caption “Accounting Matters — Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2016.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO Vincent J. Milano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/S/ LOUIS J. ARCUDI III Louis J. Arcudi, III	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2016

/S/ JAMES A. GERAGHTY James A. Geraghty	Chairman of the Board of Directors	March 10, 2016

/S/ SUDHIR AGRAWAL Sudhir Agrawal, D. Phil.	Director	March 10, 2016

/S/ JULIAN C. BAKER Julian C. Baker	Director	March 10, 2016

/S/ YOUSSEF EL ZEIN Youssef El Zein	Director	March 10, 2016

/S/ MARK GOLDBERG Mark Goldberg, M.D.	Director	March 10, 2016

/S/ MAXINE GOWEN Maxine Gowen, Ph.D.	Director	March 10, 2016

/S/ KELVIN M. NEU Kelvin M. Neu, M.D.	Director	March 10, 2016

/S/ WILLIAM S. REARDON William S. Reardon, C.P.A.	Director	March 10, 2016

/S/ EVE E. SLATER Eve E. Slater, M.D., F.A.C.C.	Director	March 10, 2016

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2016

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except per share amounts)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,586	$19,971
Short-term investments	33,574	21,256
Prepaid expenses and other current assets	3,082	1,203

Total current assets	63,242	42,430
Long-term investments	26,997	7,344
Property and equipment, net	1,692	1,306
Restricted cash and other assets	345	346

Total assets	$92,276	$51,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,169	$2,458
Accrued expenses	4,274	4,460
Current portion of note payable	261	128
Current portion of deferred revenue	1,111	—

Total current liabilities	6,815	7,046
Deferred revenue, net of current portion	1,262	—
Note payable, net of current portion	501	742
Other liabilities	116	236

Total liabilities	8,694	8,024
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series E convertible preferred stock, Designated — zero shares and 424 shares at December 31, 2015 and 2014, respectively; Issued and outstanding — zero shares	—	—
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding —121,265 and 94,829 shares at December 31, 2015 and 2014, respectively	121	95
Additional paid-in capital	583,676	494,850
Accumulated deficit	(500,081)	(451,526)
Accumulated other comprehensive loss	(134)	(17)

Total stockholders’ equity	83,582	43,402

Total liabilities and stockholders’ equity	$92,276	$51,426

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Alliance revenue	$249	$73	$47
Operating expenses:
Research and development	33,699	27,493	10,475
General and administrative	15,396	11,332	7,741

Total operating expenses	49,095	38,825	18,216

Loss from operations	(48,846)	(38,752)	(18,169)
Other income (expense):
Interest income	357	66	11
Interest expense	(105)	(27)	—
Foreign currency exchange gain (loss)	39	71	(68)

Net loss	(48,555)	(38,642)	(18,226)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	—	519	2,866

Net loss applicable to common stockholders	$(48,555)	$(39,161)	$(21,092)

Basic and diluted net loss per common share applicable to common stockholders (Note 12)	$(0.42)	$(0.47)	$(0.48)

Shares used in computing basic and diluted net loss per common share applicable to common stockholders	115,092	82,827	43,906

Net loss	$(48,555)	$(38,642)	$(18,226)
Other comprehensive loss:
Increase in unrealized loss and decrease in unrealized gain on available-for-sale securities	(117)	(10)	(7)

Other comprehensive loss	(117)	(10)	(7)

Comprehensive loss	$(48,672)	$(38,652)	$(18,233)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	$0.001 Par Value
Balance, December 31, 2012	424	$3,701	—	—	27,643	$28	$391,635	($394,658)	$—	$706
Sale of common stock and warrants, net of issuance costs	—	—	—	—	31,227	31	40,071	—	—	40,102
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	7,346	7	3,520	—	—	3,527
Issuance of common stock for services	—	—	—	—	36	—	26	—	—	26
Non-employee stock option expense	—	—	—	—	—	—	121	—	—	121
Stock-based compensation	—	—	—	—	—		1,398	—	—	1,398
Extinguishment of convertible preferred stock & recognition of warrants issued	(424)	(3,701)	—	—	—	—	(1,370)	—	—	(5,071)
Recognition of convertible preferred stock	424	5,528	1,124	$5,464	—	—		—	—	10,992
Series D convertible preferred stock dividends	—	—	—	—	—	—	(756)	—	—	(756)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(360)	—	—	(360)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(7)	(7)
Net loss	—	—	—	—	—	—		(18,226)	—	(18,226)

Balance, December 31, 2013	424	$5,528	1,124	$5,464	66,252	$66	$434,285	$(412,884)	$(7)	$32,452
Sale of common stock and warrants, net of issuance costs	—	—	—	—	7,867	8	37,229	—	—	37,237
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	5,932	6	8,450	—	—	8,456
Issuance of common stock for services	—	—	—	—	27	—	82	—	—	82
Non-employee stock option expense	—	—	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	—		4,322	—	—	4,322
Series D convertible preferred stock dividends	—	—	—	—	—	—	(66)	—	—	(66)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(453)	—	—	(453)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(10)	(10)
Conversion of Series D preferred stock to common	—	—	(1,124)	(5,464)	6,266	6	5,458	—	—	0
Conversion of Series E preferred stock to common	(424)	(5,528)	—	—	8,485	9	5,519	—	—	0
Net loss	—	—	—	—	—	—		(38,642)	—	(38,642)

Balance, December 31, 2014	—	—	—	—	94,829	$95	$494,850	$(451,526)	$(17)	$43,402
Sale of common stock, net of issuance costs	—	—	—	—	23,000	23	80,576	—	—	80,599
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	3,402	3	2,543	—	—	2,546
Issuance of common stock for services	—	—	—	—	34	—	122	—	—	122
Non-employee stock option expense	—	—	—	—	—	—	143	—	—	143
Stock-based compensation	—	—	—	—	—	—	5,442	—	—	5,442
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(117)	(117)
Net loss	—	—	—	—	—	—	—	(48,555)	—	(48,555)

Balance, December 31, 2015	—	$—	—	$—	121,265	$121	$583,676	$(500,081)	$(134)	$83,582

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(48,555)	$(38,642)	$(18,226)
Adjustments to reconcile net loss to net cash used in operating activities —
Loss from disposition of assets	—	1	—
Non-employee stock option expense	143	24	121
Stock-based compensation	5,442	4,322	1,398
Issuance of common stock for services rendered	122	82	26
Accretion of premiums and discounts on investments	599	213	9
Depreciation and amortization expense	488	206	137
Changes in operating assets and liabilities —
Prepaid expenses and other current assets	(1,889)	(329)	(676)
Accounts payable, accrued expenses, and other liabilities	(1,709)	2,802	74
Deferred revenue	2,373	—	—

Net cash used in operating activities	(42,986)	(31,321)	(17,137)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(63,106)	(23,623)	(9,331)
Proceeds from maturity of available-for-sale securities	29,420	4,115	—
Proceeds from sale of available-for-sale securities	999	—	—
Purchases of property and equipment	(727)	(1,093)	(9)

Net cash used in investing activities	(33,414)	(20,601)	(9,340)
Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	80,599	37,137	40,202
Proceeds from issuance of note payable	—	825	—
Proceeds from exercise of common stock warrants and options and employee stock purchases	2,546	8,456	3,527
Dividends paid	—	(798)	(1,066)
Payments on note payable	(120)	—	—
Payments on capital lease	(10)	(5)	(4)

Net cash provided by financing activities	83,015	45,615	42,659

Net increase (decrease) in cash and cash equivalents	6,615	(6,307)	16,182
Cash and cash equivalents, beginning of year	19,971	26,278	10,096

Cash and cash equivalents, end of year	$26,586	$19,971	$26,278

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

1. Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: Toll-like receptor, or TLR, targeting technology and third-generation antisense, or 3GA, technology, which the Company previously referred to as our GSO technology. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using its 3GA technology, the Company is developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. The Company believes that its 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

Idera is focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. The Company plans to explore potential collaborative alliances to support late-stage development and commercialization of some of its drug candidates.

The Company is developing IMO-8400 for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. MYD88 is an adaptor protein in the TLR signaling pathway that mediates TLR signaling. The MYD88 L265P oncogenic mutation has been reported to lead to increased TLR signaling and malignant proliferation in certain B-cell lymphomas, including Waldenström’s macroglobulinemia, diffuse large B-cell lymphoma, or DLBCL, and other forms of B-cell malignancies, including Burkitt’s lymphoma, cutaneous diffuse large B-cell lymphoma (leg type), chronic lymphocytic leukemia, gastric mucosa-associated lymphoid tissue lymphoma, marginal zone lymphoma, and splenic marginal zone lymphoma.

The Company’s pipeline of drug candidates includes IMO-2125 and IMO-2055, two TLR9 agonists that may have potential applications as immune therapies for the treatment of cancer. Recent advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Because TLR9 agonists stimulate the immune system, the Company believes that there is a scientific rationale to evaluate the combination of its TLR9 agonists with checkpoint inhibitors. In independent research in preclinical cancer models, intratumoral injection of TLR9 agonists has potentiated the anti-tumor activity of checkpoint inhibitors.

The Company selected dermatomyositis as the first non-cancer rare disease for application of IMO-8400. The Company selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval and commercial potential.

The Company is developing its 3GA technology to “turn off” the mRNA associated with disease causing genes. The Company designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, the Company believes that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery, reduced immunotoxicity and increased potency. The Company has designed its 3GA oligonucleotides to provide these attributes.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, the Company had an accumulated deficit of $500,081,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

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

(b) Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2015 and 2014 consisted of cash and money market funds.

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Available-for-sale investments are classified as long-term if their contractual maturity is greater than one year at the balance sheet date and the Company does not have the intent to sell them in order to fund current operations. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Interest income” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either December 31, 2015 or 2014. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2015, 2014 or 2013. There were no losses or other-than-temporary declines in value included in “Interest income” for any securities for the three years ended December 31, 2015. The Company had no auction rate securities as of December 31, 2015 and 2014.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of December 31, 2015 and 2014, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(d) Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

(e) Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company’s revenues have primarily been generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically may include payment to the Company of one or more of the following: nonrefundable, up-front license fees, research, development and commercial milestone payments, other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance. Each of these types of revenue are recorded as Alliance revenues in the Company’s statement of operations.

For each collaborative research, development and/or commercialization agreement, which results in revenues, the Company determines (i) whether multiple deliverables exist, (ii) whether the delivered elements have value to the customer on a stand-alone basis, (iii) how the deliverables should be separated or combined and (iv) how the consideration should be allocated to the deliverables.

The Company’s multiple element revenue arrangements may include the following:

Up-front License Fees: If a license does not have stand-alone value, the Company recognizes revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance of the services under the related agreement, unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. The Company evaluates the period of performance each reporting

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period and adjusts the period of performance on a prospective basis if there are changes to be made. If a license were to have stand-alone value and the other criteria of revenue recognition were satisfied, then revenue would be recognized in the period earned.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates whether each milestone is substantive or represents a deliverable of the counterparty to the agreement. The Company recognized revenues related to substantive milestones in full in the period in which the substantive milestone is achieved if payment is reasonably assured. If a milestone is a deliverable of the counterparty to the agreement, it is considered contingent revenue and is recognized when the Company is informed by the counterparty that they have achieved it and such amount is reasonably assured of payment.

Research and Development Activities: If the Company is entitled to reimbursement from its collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, the Company determines whether such funding would result in alliance revenues or an offset to research and development expenses. Reimbursement of patent maintenance costs are recognized during the period in which the related expenses are incurred as alliance revenues in the Company’s statement of operations.

Under the terms of the GSK Agreement, the Company is eligible to receive up to approximately $100,000,000 in license, research, clinical development and commercialization milestone payments, including a $2,500,000 upfront, non-refundable, non-creditable cash payment. Approximately $9,000,000 of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89,000,000 is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

(f) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 2(m). The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a), including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. The Company applies Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
(In thousands)	2015	2014	2013
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(17)	$(7)	$—
Change during the period	(117)	(10)	(7)

Accumulated unrealized loss on available-for-sale securities at end of period	$(134)	$(17)	$(7)

(h) Net Income (Loss) per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2015 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 12).

(i) Segment Reporting

The Company views its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2015 and 2014, all assets were located in the United States.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recorded charges of $5,442,000, $4,322,000, and $1,398,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The 2015 charge includes approximately $329,000 of stock-based compensation in connection with the recognition of additional expense associated with the acceleration of vesting and extension of the exercise period of a retiring director’s stock options as a result of a modification to such director’s stock options. The 2014 charge includes approximately $1,293,000 for the recognition of amortization associated with an employee’s options that were subject to accelerated vesting as a result of a modification to such employee’s stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions apply to the options to purchase 3,533,750, 8,232,424, and 5,072,583 shares of common stock granted to employees and directors during the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Average risk free interest rate	1.4%	1.4%	1.3%
Expected dividend yield	—	—	—
Expected lives (years)	4.2	4.4	5.0
Expected volatility	93%	86%	67%
Weighted average grant date fair value of options granted during the period (per share)	$2.51	$2.36	$0.89
Weighted average exercise price of options granted during the period (per share)	$3.74	$3.69	$1.55

The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three years in the period ended December 31, 2015 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The fair value of options that vested during 2015, 2014 and 2013 amounted to $5,403,000, $4,208,000 and $1,429,000, respectively. The intrinsic value of options exercised amounted to $761,000, $573,000 and $150,000 during 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $16,163,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 3.0 years.

(k) Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2015 and 2014, the Company recorded approximately $2,300,000 and $840,000 as prepaid research and development, respectively.

(l) Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2015, all of the Company’s cash, cash equivalents and investments are held at two financial institutions.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2015 and 2014 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Money market funds	$26,056	$26,056	$—	$—
Short-term investments – commercial paper	3,974	—	3,974	—
Short-term investments – corporate bonds	24,575	—	24,575	—
Short-term investments – municipal bonds	5,025	—	5,025	—
Long-term investments – corporate bonds	21,186	—	21,186	—
Long-term investments – municipal bonds	5,811	—	5,811	—

Total Assets	$86,627	$26,056	$60,571	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2014
Assets
Money market funds	$17,156	$17,156	$—	$—
Other cash equivalents – commercial paper	2,500	—	2,500	—
Short-term investments – commercial paper	4,494	—	4,494	—
Short-term investments – certificate of deposit	500	—	500	—
Short-term investments – corporate bonds	14,357	—	14,357	—
Short-term investments – municipal bonds	1,905	—	1,905	—
Long-term investments	7,344	—	7,344	—

Total Assets	$48,256	$17,156	$31,100	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper, certificate of deposit and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. The fair value of certificates of deposits approximates carrying value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at December 31, 2015 or 2014.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(n) New Accounting Pronouncements — Recently Issued

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended by ASU No. 2015-14. ASU No. 2014-09, as amended by ASU No. 2015-14, requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. Early adoption of this ASU is permitted only for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB ASC 205-40, Presentation of Financial Statements — Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-15 will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of some of the amendments included in ASU 2016-01 to financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2015 and 2014:

	December 31, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$3,973	$—	$1	$3,974
Short-term investments – corporate bonds	24,600	(25)	—	24,575
Short-term investments – municipal bonds	5,025	—	—	5,025

Total short-term investments	33,598	(25)	1	33,574
Long-term investments – corporate bonds	21,289	(103)	—	21,186
Long-term investments – municipal bonds	5,818	(9)	2	5,811

Total long-term investments	27,107	(112)	2	26,997

Total investments	$60,705	$(137)	$3	$60,571

	December 31, 2014
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$4,493	$—	$1	$4,494
Short-term investments – certificate of deposit	500	—	—	500
Short-term investments – corporate bonds	14,364	(7)	—	14,357
Short-term investments – municipal bonds	1,906	(1)	—	1,905

Total short-term investments	21,263	(8)	1	21,256
Long-term investments – corporate bonds	7,354	(10)	—	7,344

Total long-term investments	7,354	(10)	—	7,344

Total investments	$28,617	$(18)	$1	$28,600

The Company had no realized gains or losses from available-for-sale securities in 2015, 2014 or 2013. There were no losses or other-than-temporary declines in value included in “Interest income” for any securities for the three years ended December 31, 2015. The Company had no auction rate securities as of December 31, 2015 and 2014. See Notes 2(f) and 2(m).

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

At December 31, 2015 and 2014, net property and equipment at cost consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Leasehold improvements	$603	$525
Laboratory equipment and other	4,543	3,884

Total property and equipment, at cost	5,146	4,409
Less: Accumulated depreciation and amortization	3,454	3,103

Property and equipment, net	$1,692	$1,306

Depreciation and amortization expense on property and equipment was approximately $464,000, $200,000 and $137,000 in 2015, 2014 and 2013, respectively.

5. Note Payable and Accrued Expenses

(a) Note Payable

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3,000,000, through December 31, 2015, in one or more advances each of which is to be evidenced by a promissory note. The Company’s obligations to Oxford are secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance includes interest at a fixed interest rate equal to the greater of 7.50% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which was July 1, 2015 for any equipment advance made on or before June 30, 2015. Monthly installments payable prior to July 1, 2015 consisted of interest only and monthly installments payable on or after July 1, 2015 consist of principal and accrued interest.

The Company is required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The final payments will be accrued as interest expense over the term of each equipment advance using the effective interest method. The weighted average annual effective interest rate on the notes payable based on the amount advanced through December 31, 2015, including accrual of the final payment, is 11.1%. If the Company prepays all or a portion of the principal amount of any equipment advance prior to maturity, it will be required to pay Oxford a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the Company had received approximately $893,000 in advances under the loan and security agreement and additional advances were not available under the agreement because the draw down period had expired. Aggregate future minimum payments, reflecting payments on outstanding principal plus interest, due under the loan and security agreement as of December 31, 2015, were as follows (in thousands):

Year ending December 31,
2016	$333
2017	333
2018	219

Total minimum payments	885
Less amount representing interest	(126)

Notes payable, gross	759
Unamortized facility fee	(17)
Accrual of final payment	20

Notes payable, balance	762
Less current portion of notes payable	(261)

Non-current portion of notes payable	$501

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b) Accrued Expenses

At December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Payroll and related costs	$2,325	$1,453
Clinical and nonclinical trial expenses	1,339	2,068
Cost of regaining rights to cancer program	—	251
Professional and consulting fees	425	530
Other	185	158

	$4,274	$4,460

6. Collaboration and License Agreements

(a) Collaboration with GSK

On November 20, 2015, the Company entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from the Company’s 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for Idera to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

At any time during the first two years of the GSK Agreement, GSK would have the option to select up to two additional targets, for further research under mutually agreed research plans. GSK may then designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate.

In accordance with the GSK Agreement, a Joint Steering Committee (JSC) was formed with equal representation from Idera and GSK. The responsibilities of the JSC, include, but are not limited to monitoring the progress of the collaboration, reviewing research plans and dealing with disputes that may arise amongst the parties. If a dispute cannot be resolved by the JSC, GSK has final decision making authority.

Under the terms of the GSK Agreement, the Company is eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments, including a $2.5 million upfront, non-refundable, non-creditable cash payment. Approximately $9.0 million of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89.0 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Analysis

The Company evaluated the GSK Agreement in accordance with the provisions of ASC 605-25. The GSK Agreement contains the following initial deliverables: (i) a collaboration license for Idera’s proprietary technology related to the initial target (the “Collaboration License”), (ii) research services (the “Research Services”), and (iii) participation in a Joint Steering Committee (the “JSC Deliverable”).

The Company has determined that the options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target are substantive options. GSK is not contractually obligated to exercise the options. Moreover, as a result of the uncertain outcome of the research activities, there is significant uncertainty as to whether GSK will decide to exercise its options for any additional targets. Consequently, the Company is at risk with regard to whether GSK will exercise the options. The Company has determined that the options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target are not priced at a significant and incremental discount.

The Company has concluded that the Collaboration License does not qualify for separation from the Research Services. As it relates to the assessment of standalone value, the Company has determined that GSK cannot fully exploit the value of the Collaboration License without receipt of the Research Services from the Company. The Research Services involve unique skills and specialized expertise, particularly as it relates to the Company’s proprietary technology, which is not available in the marketplace. Accordingly, GSK must obtain the Research Services from the Company which significantly limits the ability for GSK to utilize the Collaboration License for its intended purpose on a standalone basis. Therefore, the Collaboration License does not have standalone value from the Research Services. As a result, the Collaboration License and the Research Services have been combined as a single unit of accounting (the R&D Services Unit of Accounting). The Company has concluded that the JSC Deliverable identified at the inception of the arrangement has standalone value from the other deliverables noted based on its nature. Factors considered in this determination included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement.

Therefore, the Company has identified two units of accounting in connection with its initial deliverables under the GSK Agreement as follows: (i) R&D Services Unit of Accounting, and (ii) JSC Deliverable.

Allocable arrangement consideration at inception of the GSK Agreement is comprised of the up-front payment of $2.5 million, which was allocated to the R&D Services Unit of Accounting. No amount was allocated to the JSC Deliverable because the related best estimate of selling price was determined to be de minimus. The $2.5 million was recorded as deferred revenue in the Company’s balance sheet and is being recognized as revenue on a straight line basis as the Research Services are delivered over the estimated 27 month research plan period.

The Company has determined that certain of the payments that may be received under the GSK Agreement are related to substantive milestones. Factors considered in the evaluation of the milestones included the degree of risk associated with the achievement of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenues from substantive milestones, if they are nonrefundable and non-creditable, are recognized as revenue upon successful achievement of the related milestone, including

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the successful completion of research plans. Clinical and commercial milestones are deemed non-substantive as they are based solely on GSK’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Payments received in connection with GSK’s identification of additional targets will be recognized as revenue as the research services are delivered under the related research plans.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

During the year ended December 31, 2015, the Company recognized revenue totaling approximately $0.1 million related to the GSK Agreement. The revenue is classified as alliance revenue in the accompanying statement of operations and comprehensive loss. As of December 31, 2015, there is approximately $2.3 million of deferred revenue related to the GSK Agreement, of which $1.1 million is classified as current portion of deferred revenue in the accompanying balance sheet.

(b) Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic for use in the Company’s clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400, the Company’s lead drug candidate. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, the Company will pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration (“FDA”). This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. As of December 31, 2015, the companion diagnostic was in development and being used to screen patients in the Company’s ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation. The Company incurred $0.9 million and $2.2 million in expenses under the Abbott Molecular agreement during the years ended December 31, 2015 and 2014, respectively.

(c) Collaboration and License Agreement with Merck & Co.

In December 2006, the Company entered into an exclusive, worldwide license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. Under the terms of the agreement, the Company granted Merck & Co. exclusive rights to a number of the Company’s TLR7, TLR8, and TLR9 agonists for use in combination with Merck & Co.’s therapeutic and

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

prophylactic vaccines under development in the fields of cancer, infectious diseases, and Alzheimer’s disease. There is no limit under the agreement to the number of vaccines to which Merck & Co. can apply the Company’s agonists within these fields. The Company also agreed with Merck & Co. to engage in a two-year research collaboration to generate novel agonists targeting TLR7 and TLR8 incorporating both Merck & Co. and the Company’s chemistry for use in vaccines in the defined fields. Under the terms of the agreement, Merck & Co. extended the research collaboration for two additional years to December 2010. Under the terms of the agreement, Merck & Co. agreed to pay the Company mid to upper single-digit royalties on net product sales of vaccines using the Company’s TLR agonist technology that are developed and marketed, with the royalty rates being dependent on disease indication and the TLR agonist employed.

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

In 2001 Idera entered into an agreement with Ionis Pharmaceuticals, Inc. (“Ionis”), formerly Isis Pharmaceuticals, Inc., under which the Company granted Ionis a license (with the right to sublicense) to its second-generation antisense chemistry and delivery patents and patent applications, but the Company retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties.

7. Stockholders’ Equity

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2015, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

As of December 31, 2015, the Company had 79,163,446 shares reserved for issuance upon the exercise of outstanding warrants and options to purchase common stock, employee and director stock purchases, conversion of Series A convertible preferred stock, and additional shares available for grant under the 2013 Stock Incentive Plan.

(b) Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2015:

Expiration Date	Shares	Weighted Average Exercise Price Per share
November 4, 2016	2,810,650	$1.46
November 9, 2017	7,252,081	0.70
May 7, 2018	22,306,327	0.47
May 7, 2020	15,816,327	0.01
September 30, 2020	4,175,975	0.01
February 10, 2021	2,158,750	0.01

Total	54,520,110	0.36

(c) Stock Options

Under the Company’s 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 15,224,460 shares of common stock, plus such additional number of shares of common stock (up to 6,946,978) as is equal to the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan or 2008 Stock Incentive Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right may be issued pursuant to awards granted under the 2013 Stock Incentive Plan subject to reduction in the event that there are any “full-value awards,” as defined in the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 1,500,000 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable, which

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

generally may be no earlier than the first anniversary of the date of grant; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2015, options to purchase a total of 8,131,950 shares of common stock were outstanding under the 2013 Stock Incentive Plan. As of December 31, 2015, 8,120,164 shares of common stock remain available for grant under the 2013 Stock Incentive Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Stock Incentive Plan. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of December 31, 2015, options to purchase a total of 4,978,802 shares of common stock were outstanding under these earlier plans. During 2015 and 2014, the Company also granted as inducement grants non-statutory stock options to purchase an aggregate of 1,150,000 and 2,600,000 shares of common stock, respectively. The inducement grant awards were made outside of the 2013 Stock Incentive Plan pursuant to the NASDAQ inducement grant exception as a material component of new hires’ employment compensation. Options to purchase 3,150,000 shares as inducement grants remained outstanding at December 31, 2015. The balance of the inducement options were forfeited.

The following table summarizes information related to the outstanding and exercisable options during 2015 (in thousands, except per share amounts and years):

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	16,951	$3.56
Granted	3,534	3.74
Exercised	(406)	1.44
Forfeited	(2,518)	3.81
Expired	(1,300)	5.65

Outstanding at December 31, 2015	16,261	3.45	7.68	$8,274

Exercisable at December 31, 2015	8,149	3.50	6.37	6,640
Total exercisable or expected to vest	15,563	3.45	7.62	8,134

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2015, 2014, and 2013, the Company issued 27,951, 13,844, and 14,716 shares of common stock, respectively, under the Stock Purchase Plan.

(e) Preferred Stock

The Restated Certificate of Incorporation of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of December 31, 2015, the Company has designated 1,500,000 shares as Series A convertible preferred stock.

(f) Series A Convertible Preferred Stock

The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. The Company paid dividends in stock until 2004 when it elected to pay further dividends in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment. As of December 31, 2015 and 2014, there were 655 shares of Series A convertible preferred stock outstanding.

(g) Series D Convertible Preferred Stock

On January 10, 2014, the Company notified Pillar Pharmaceuticals I, L.P. (“Pillar I”), an investment partnership managed by one of the Company’s directors and significant stockholders and the holder of all 1,124,260 shares of the Company’s issued and outstanding Series D redeemable convertible preferred stock (“Series D preferred stock”), of its intention to redeem the Series D preferred stock on February 10, 2014 in accordance with the terms of the Certificate of Designations, Preference and Rights of Series D Preferred Stock of the Company (the “Series D Certificate of Designations”). On February 6, 2014, Pillar I converted such shares into 6,266,175 shares of the Company’s common stock in accordance with the terms of the Series D Certificate of Designations. As a result of the conversion, no shares of the Company’s Series D preferred stock remain outstanding.

On March 28, 2014, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock with the State of Delaware Secretary of State which eliminated the designation of the shares of Series D preferred stock.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(h) Series E Convertible Preferred Stock

In December 2014, the holders of all of the 424,242 shares of Series E convertible preferred stock (“Series E preferred stock”) converted such shares into 8,484,840 shares of common stock in accordance with the terms of the Certificate of Designations, Preferences and Rights of Series E Preferred Stock (the “Series E Certificate of Designations”). As a result of this conversion, no shares of Series E preferred stock remain outstanding.

On March 12, 2015, the Company filed a Certificate of Elimination of Number of Shares of Preferred Stock Designated as Series E Convertible Preferred Stock with the State of Delaware Secretary of State which eliminated the designation of the shares of Series E preferred stock.

8. Common Stock Warrant and Option Exercises and Employee Stock Purchases

The Company issued 3,402,000, 5,932,000 and 7,346,000 shares of common stock and received total proceeds of $2,546,000, $8,456,000 and $3,527,000 for warrant and stock option exercises and employee stock purchases under the Stock Purchase Plan during the years ended December 31, 2015, 2014 and 2013, respectively, as follows:

	2015		2014		2013
(In thousands)	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Warrant exercises	2,968	$1,888	5,544	$7,534	7,160	$3,318
Stock option exercises	406	584	374	890	171	198
Employee stock purchases	28	74	14	32	15	11

Total	3,402	$2,546	5,932	$8,456	7,346	$3,527

9. Commitments and Contingencies

(a) Lease Commitments

The Company leases its facilities in Cambridge, Massachusetts and Exton, Pennsylvania. During 2015, 2014 and 2013, rent expense, including real estate taxes, was $1,744,000, $1,672,000 and $1,601,000, respectively. As part of the Cambridge facility lease, the Company is required to restrict approximately $311,000 of cash for a security deposit as of December 31, 2015. The leases are classified as operating leases. Future minimum commitments as of December 31, 2015 under the Company’s lease agreements are approximately:

December 31,	Operating Lease
(In thousands)
2016	$1,625
2017	1,174
2018	200
2019	209
2020	88

$3,296

The Cambridge facility lease was amended on February 21, 2014 to, among other things, extend the expiration date to August 31, 2017 subject to a three-year renewal option exercisable by the Company. The Company entered into the Exton facility lease on April 1, 2015 and amended it on September 23, 2015 to include additional space. The Exton facility lease term ends on May 31, 2020 subject to a three-year renewal option exercisable by the Company.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(b) External Collaborations

The Company is a party to royalty-bearing license agreements under which it has acquired rights to antisense related patents, patent applications, and technology. Each of these in-licenses automatically terminates upon the expiration of the last to expire patent included in the license. The Company has minimum payments due under one of these agreements of $10,000 in 2016.

(c) Contract Obligations

The Company has employment agreements with its executive officers that include future minimum commitments of approximately $3,077,000 per year.

In the normal course of business, the Company enters into contracts with clinical research organizations, drug manufacturers and other vendors for preclinical and clinical research studies, research and development supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in contract obligations.

(d) Related-Party Transactions

In November 2011, the Company issued and sold, for an aggregate purchase price of $9.5 million, 1,124,260 shares of Series D preferred stock and warrants to purchase 2,810,650 shares of its common stock with an exercise price of $1.63 per share (“Series D warrants”) pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar I, an investment partnership managed by one of the Company’s current directors and significant shareholders. The Series D warrants expire on November 4, 2016. As a result of an anti-dilution adjustment triggered by the sale of the Company’s Series E preferred stock in November, 2012, the exercise price of the Series D warrants was reduced to $1.46 per share. As discussed in Note 7(g), all shares of Series D preferred stock were converted to 6,266,175 shares of common stock in February, 2014. In November 2012, the Company issued and sold, for an aggregate purchase price of $7.0 million, 424,242 shares of Series E preferred stock and warrants to purchase 8,484,840 shares of its common stock with an exercise price of $0.70 per share (“Series E warrants”) pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar Pharmaceuticals II, L.P. (“Pillar II”), an investment partnership managed by two of the Company’s directors (one of the Company’s current directors) and one of its significant shareholders and an entity affiliated with Pillar II (together with Pillar II, the “Pillar II Entities”). The Series E warrants expire on November 9, 2017. As discussed in Note 7(h), all shares of Series E preferred stock were converted to 8,484,840 shares of common stock in December 2014.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2015, the Pillar II Entities exercised 232,759 warrants to purchase common stock at a total exercise price of $163,000 and the Pillar III Entities exercised 2,600,000 warrants to purchase common stock at a total exercise price of $1,222,000. The warrant exercise prices had been established at the time that the warrants were purchased.

During 2014, Pillar I exercised 1,575,758 warrants to purchase common stock at a total exercise price of $1,065,000, the Pillar II Entities exercised 1,424,242 warrants to purchase common stock at a total exercise price of $1,035,000 and the Pillar III Entities exercised 500,000 warrants to purchase common stock at a total exercise price of $235,000. The warrant exercise prices had been established at the time that the warrants were purchased.

The Company issued common stock in lieu of director board and committee fees of approximately $122,000, $82,000, and $26,000 during 2015, 2014 and 2013, respectively. Such shares were issued at the market closing price on the purchase date.

Additional information on related party transactions associated with the April 2013 agreements between the Company and the Pillar Entities (as defined in Note 14) is included in Note 14.

See also Note 15, “Financings,” and Note 16, “Registration Rights Agreement” for additional information on related party transactions.

10. Income Taxes

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2015, have resulted in ownership changes in excess of 50% that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. In December, 2014, the Company completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November, 2012. The 2015 and 2014 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below have been adjusted to reflect the ownership change limitations that resulted from this study. The Company has entered into additional equity transactions since November 2012 that could result in ownership changes that further limit its ability to utilize its NOL and tax credit carryforwards. The Company has not determined whether any additional ownership change limitations have resulted from equity transactions that have occurred after November 2012.

As of December 31, 2015, the Company had cumulative federal and state NOLs of approximately $120,960,000 and $114,059,000 available to reduce federal and state taxable income, respectively. These NOLs expire through 2035. In addition, at December 31, 2015, the Company had cumulative federal and state tax credit carryforwards of $4,923,000 and $1,065,000, available to reduce federal and state income taxes, respectively, which expire through 2035 and 2030, respectively. The federal and state NOLs include approximately $993,000 and $654,000, respectively, of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” These amounts represent excess tax benefits as defined under ASC 718 and have not been included in the gross deferred tax asset reflected for NOLs.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015 and 2014, the components of the deferred tax assets are approximately as follows:

	2015	2014
	(In thousands)
Operating loss carryforwards	$46,432	$30,632
Tax credit carryforwards	5,627	2,174
Other	5,698	5,625

	57,757	38,431
Valuation allowance	(57,757)	(38,431)

	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset.

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	—	—	0.2
Change in valuation allowance	39.8	(115.3)	43.1
Federal and state credits	(7.4)	(4.0)	(5.0)
State income taxes, net of federal benefit	(4.5)	(5.1)	(5.1)
Permanent differences	2.4	0.8	0.9
Section 382 limitation	—	157.5	—
Other	3.7	0.1	(0.1)

Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, “Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2015 and 2014.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2012, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In November 2015, the FASB released ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that all deferred income tax assets, liabilities and valuation allowances applicable to the same taxing jurisdiction be presented as noncurrent in a classified statement of financial position. ASU No. 2015-17 permits early application on a prospective or retrospective basis. The Company elected to early adopt ASU No. 2015-17 on a prospective basis in its 2015 financial statements because this change in accounting principal will allow the Company to benefit from the simplified presentation of deferred income taxes. Prior period financial statements have not been retrospectively adjusted to reflect the adoption of ASU No. 2015-17.

11. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $217,000, $139,000, and $83,000 of 401(k) benefits were charged to operating expenses during 2015, 2014 and 2013, respectively.

12. Net Loss per Common Share Applicable to Common Stockholders

For the years ended December 31, 2015 and 2014, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 70,782,788 and 74,640,383 at December 31, 2015 and 2014, respectively, and consisted of stock options, preferred stock and warrants.

For the year ended December 31, 2014, net loss per common share applicable to common stockholders reflects $66,000 and $453,000 in dividends accrued on shares of Series D preferred stock and Series E preferred stock, respectively.

13. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$93	$49	$—

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series D preferred stock to common stock	$—	$5,464	$—

Conversion of Series E preferred stock to common stock	$—	$5,528	$—

Extinguishment of Series D and Series E preferred stock and issuance of related warrants	$—	$—	$5,921

Non-cash property additions	$123	$324	$—

Accrued 2013 financing transaction costs paid in 2014	$—	$—	$100

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14. April 2013 Pillar Agreements

In April 2013, the Company entered into two agreements (the “Pillar Agreements”) with Pillar I, Pillar II and an entity affiliated with Pillar I and Pillar II (together with Pillar I and Pillar II, the “Pillar Entities”). The agreements, including the Company’s obligations to issue the warrants under the Pillar Agreements, became effective upon the consummation of the follow-on underwritten public offering of the Company’s securities on May 7, 2013. Mr. El Zein, a member of the Company’s board of directors, is a director and controlling stockholder of Pillar Invest, which is the general partner of Pillar I and Pillar II, and is a limited partner of Pillar I and Pillar II. Mr. El Zein has voting and investment control over the securities beneficially owned by the Pillar Entities. In addition, Mr. Umari, who was also a member of the Company’s board of directors until June 2014, is a managing partner of Pillar Invest.

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

Under the April 22, 2013 Pillar Agreement, the Company agreed to seek approval and each of Pillar I and Pillar II agreed to vote in favor, of the following proposals at the Company’s 2013 annual meeting of stockholders held on July 26, 2013 (“Annual Meeting”):

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In accordance with the terms of the Pillar Agreements, the Company sought approval from its stockholders of amendments to the Series D Certificate of Designations and Series E Certificate of Designations to effect the changes described above to the dividend and liquidation provisions of the Company’s Series D preferred stock and Series E preferred stock, the redemption rights of the holders of its Series D preferred stock and the rights of the holders of its Series D preferred stock to distributions in the event of a sale of the Company. These matters were approved at the 2013 Annual Meeting.

Under the April 22, 2013 Pillar Agreement, in consideration of the agreements of Pillar I and II under the April 22, 2013 Pillar Agreement and the delivery of the waiver by Pillar I, and for no additional cash consideration, the Company issued to Pillar I warrants, the “Pillar I Warrants,” to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.61 per share.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In connection with the Pillar Agreements, the Company filed a registration statement that became effective on July 10, 2013, registering the resale of the shares of common stock issuable upon exercise of the Pillar Warrants. All of the Pillar I Warrants and the Additional Pillar Warrants were exercised during 2014.

The amendments to the Series D Certificate of Designations and Series E Certificate of Designations did not become effective until the amendments were approved by the Company’s stockholders at the 2013 Annual Meeting. As discussed in Note 7(g), all shares of Series D preferred stock were converted to common stock in February, 2014. As discussed in Note 7(h), all shares of Series E preferred stock were converted to common stock in December 2014.

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

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On February 19, 2015, Baker Bros. Advisors LP and certain of its affiliated funds (collectively, “Baker Brothers”) held 6,965,432 shares of the Company’s common stock, warrants to purchase up to 20,316,327 shares of the Company’s common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of the Company’s common stock at an exercise price of $0.01 per share.

February 10, 2014 Follow-on Underwritten Public Offering

On February 10, 2014, the Company closed a follow-on underwritten public offering, in which it sold 7,867,438 shares of common stock at a price to the public of $4.00 per share and pre-funded warrants to purchase

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

16. Registration Rights Agreement

On February 9, 2015, the Company entered into a registration rights agreement with investment funds (the “Selling Stockholders”) affiliated with Baker Bros. Advisors LP and two members of the Company’s board of

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

directors, relating to the registration for resale of the shares of the Company’s common stock held by the Selling Stockholders, including the shares of the Company’s common stock that may be issued upon the exercise of warrants held by the Selling Stockholders (collectively, the “Registrable Shares”).

Under the registration rights agreement, the Company has agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission within 60 days after demand by any of the Selling Stockholders, to register for resale the Registrable Shares. The Company has agreed to use its reasonable best efforts to cause the registration statement to become effective as promptly as practicable after filing, and to remain effective until the shares being registered thereunder have been sold or may be sold freely without limitations or restrictions as to volume or manner of sale pursuant to Rule 144. The Company has agreed to pay for all expenses incurred in connection with the registration of these shares. In January 2016, the Selling Stockholders and the Company agreed that the registration statement on Form S-3 would be filed shortly after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission in March, 2016. The Company expects to file this registration statement in the first quarter of 2016. The registration rights agreement contains customary covenants and agreements by the Company and customary indemnification obligations of the Company and the Selling Stockholders.

17. Subsequent Event

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Exhibit Index

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 6, 2015	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

10.1††	2008 Stock Incentive Plan, as amended		8-K	June 17, 2011	001-31918

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918

10.5††	1995 Employee Stock Purchase Plan, as amended.		8-K	June 17, 2011	001-31918

10.6††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.7††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.8††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.9††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.10††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.11††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.12††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.13††	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014.		10-Q	August 12, 2014	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.14††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal		10-Q	November 9, 2005	001-31918

10.15††	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918

10.16††	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011.		10-K	March 14, 2012	001-31918

10.17††	Director Compensation Program		10-Q	May 12, 2014	001-31918

10.18	First Amendment dated February 21, 2014 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-Q	May 12, 2014	001-31918

10.19†	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.		10-Q	August 12, 2014	001-31918

10.20††	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano.		10-K	March 12, 2015	001-31918

10.21	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.22	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.23	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein.		8-K	March 29, 2006	001-31918

10.24	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.25	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918

10.26	Form of Warrant issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing.		10-Q	November 4, 2010	001-31918

10.27††	Second Amendment dated December 1, 2014 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		10-K	March 12, 2015	001-31918

10.28††	Employment Letter, dated December 12, 2014, by and between Idera Pharmaceuticals, Inc. and J. Peter Wolf, III.		10-K	March 12, 2015	001-31918

10.29	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	September 26, 2013	001-31918

10.30	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	February 5, 2014	001-31918

10.31	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.32	Amendment No. 1, dated November 9, 2012, to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 14, 2012	001-31918

10.33	Registration Rights Agreement, November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.34	Form of Warrant issued to Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.35	Amendment No. 1, dated November 9, 2012, to Warrant, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Registered Holder named therein.		8-K	November 14, 2012	001-31918

10.36	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.37	Registration Rights Agreement, November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.38	Form of Warrant issued to each Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.39††	Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis Brenner, dated January 3, 2014.		10-K	March 13, 2014	001-31918

10.40	Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-K/A	May 8, 2007	001-31918

10.41	Agreement, dated April 22, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P.		8-K	April 23, 2013	001-31918

10.42	Agreement, dated April 30, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon.		S-1/A	May 1, 2013	333-187155

10.43	Form of Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

10.44	Form of Warrant issued to entities affiliated with Pillar Invest Corporation in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.45	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.46††	2013 Stock Incentive Plan, as amended.		8-K	June 13, 2014	001-31918

10.47††	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.48††	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.49††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan.		10-Q	July 29, 2013	001-31918

10.50††	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher.		10-Q	May 11, 2015	001-31918

10.51††	Consulting Agreement, dated January 30, 2015, by and between Idera Pharmaceuticals, Inc. and Robert D. Arbeit, M.D.		10-Q	May 11, 2015	001-31918

10.52	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein.		8-K	February 9, 2015	001-31918

10.53††	Amendment to 2013 Stock Incentive Plan, as amended.		8-K	June 11, 2015	001-31918

10.54††	Form of Inducement Stock Option Award — Nonstatutory Stock Option Agreement.		10-Q	November 6, 2015	001-31918

23.1	Consent of Independent Registered Public Accounting Firm.	X

Incorporated by Reference to
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.
††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

6