Form 10-Q
period 2016-03-31
IDERA PHARMACEUTICALS, INC.
filed 2016-05-09
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	121,315,950
Class	Outstanding as of April 15, 2016

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors.” These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,879	$26,586
Short-term investments	40,511	33,574
Prepaid expenses and other current assets	3,129	3,082

Total current assets	65,519	63,242
Long-term investments	11,732	26,997
Property and equipment, net	1,727	1,692
Restricted cash and other assets	342	345

Total assets	$79,320	$92,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$958	$1,169
Accrued expenses	2,797	4,274
Current portion of note payable	269	261
Current portion of deferred revenue	1,111	1,111

Total current liabilities	5,135	6,815
Deferred revenue, net of current portion	985	1,262
Note payable, net of current portion	431	501
Other liabilities	91	116

Total liabilities	6,642	8,694
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 121,300 and 121,265 shares at March 31, 2016 and December 31, 2015, respectively	121	121
Additional paid-in capital	585,461	583,676
Accumulated deficit	(512,904)	(500,081)
Accumulated other comprehensive income (loss)	—	(134)

Total stockholders’ equity	72,678	83,582

Total liabilities and stockholders’ equity	$79,320	$92,276

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
(In thousands, except per share amounts)	2016	2015
Alliance revenue	$294	$34
Operating expenses:
Research and development	9,296	8,720
General and administrative	3,916	3,837

Total operating expenses	13,212	12,557

Loss from operations	(12,918)	(12,523)
Other income (expense):
Interest income	120	41
Interest expense	(23)	(27)
Foreign currency exchange (loss) gain	(2)	28

Net loss	$(12,823)	$(12,481)

Basic and diluted net loss per common share (Note 13)	$(0.11)	$(0.12)

Shares used in computing basic and diluted net loss per common share	121,284	105,067

Net loss	$(12,823)	$(12,481)
Other comprehensive income:
Unrealized gain on available-for-sale securities	134	18

Other comprehensive income	134	18

Comprehensive loss	$(12,689)	$(12,463)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(12,823)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,716	1,346
Depreciation and amortization expense	157	101
Accretion of premiums and discounts on investments	195	86
Issuance of common stock for services rendered	32	19
Non-employee stock option expense	—	240
Gain on sale of assets	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46)	(532)
Accounts payable, accrued expenses, and other liabilities	(1,812)	(1,488)
Deferred revenue	(277)	—

Net cash used in operating activities	(12,855)	(12,709)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,946)	(3,674)
Proceeds from maturity of available-for-sale securities	9,239	6,602
Proceeds from sale of available-for-sale securities	1,974	999
Purchases of property and equipment	(90)	(105)

Net cash provided by investing activities	8,177	3,822

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	—	81,070
Proceeds from exercise of common stock options and employee stock purchases	36	121
Payments on note payable	(63)	—
Payments on capital lease	(2)	(2)

Net cash (used in) provided by financing activities	(29)	81,189

Net (decrease) increase in cash and cash equivalents	(4,707)	72,302
Cash and cash equivalents, beginning of period	26,586	19,971

Cash and cash equivalents, end of period	$21,879	$92,273

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: its Toll-like receptor (“TLR”) targeting technology and its third-generation antisense (“3GA”) technology. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using its 3GA technology, the Company is developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. The Company believes that its 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

The Company is focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. The Company plans to explore potential collaborative alliances to support late-stage development and commercialization of some of its drug candidates.

The Company is developing IMO-8400, an antagonist of TLR7, TLR8 and TLR9, for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. MYD88 is an adaptor protein in the TLR signaling pathway that mediates TLR signaling. The Company’s pipeline of drug candidates includes IMO-2125, a TLR9 agonist that may have potential applications as an immune therapy for the treatment of cancer. The Company has selected dermatomyositis as the first non-cancer rare disease for application of IMO-8400. The Company selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval, and commercial potential.

At March 31, 2016, the Company had an accumulated deficit of $512,904,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

(2) New Accounting Pronouncements – Recently Issued

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB ASC 205-40, Presentation of Financial Statements — Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The Company is currently evaluating ASU 2014-15 and has not yet adopted it. As described in Liquidity and Capital Resources elsewhere in this Form 10-Q, we believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of some of the amendments included in ASU 2016-01 for financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments. ASU 2016-06 amends FASB ASC 815-15 to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity should apply the amendments in ASU No. 2016-06 on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the adoption of ASU 2016-06 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718). ASU 2016-09 will require organizations to recognize all income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 will also allow organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606 to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by Update 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 10, 2016.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2016 consisted of cash, commercial paper and money market funds. Cash and cash equivalents at December 31, 2015 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2016 and December 31, 2015 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Assets
Money market funds	$20,189	$20,189	$—	$—
Other cash equivalents – commercial paper	1,500	—	1,500	—
Short-term investments – corporate bonds	33,979	—	33,979	—
Short-term investments – municipal bonds	6,532	—	6,532	—
Long-term investments – corporate bonds	4,509	—	4,509	—
Long-term investments – municipal bonds	7,223	—	7,223	—

Total Assets	$73,932	$20,189	$53,743	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2015
Assets
Money market funds	$26,056	$26,056	$—	$—
Short-term investments – commercial paper	3,974	—	3,974	—
Short-term investments – corporate bonds	24,575	—	24,575	—
Short-term investments – municipal bonds	5,025	—	5,025	—
Long-term investments – corporate bonds	21,186	—	21,186	—
Long-term investments – municipal bonds	5,811	—	5,811	—

Total Assets	$86,627	$26,056	$60,571	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at March 31, 2016 or December 31, 2015.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – corporate bonds	$34,006	$(29)	$2	$33,979
Short-term investments – municipal bonds	6,532	—	—	6,532

Total short-term investments	40,538	(29)	2	40,511
Long-term investments – corporate bonds	4,505	(1)	5	4,509
Long-term investments – municipal bonds	7,200	—	23	7,223

Total long-term investments	11,705	(1)	28	11,732

Total investments	$52,243	$(30)	$30	$52,243

	December 31, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$3,973	$—	$1	$3,974
Short-term investments – corporate bonds	24,600	(25)	—	24,575
Short-term investments – municipal bonds	5,025	—	—	5,025

Total short-term investments	33,598	(25)	1	33,574
Long-term investments – corporate bonds	21,289	(103)	—	21,186
Long-term investments – municipal bonds	5,818	(9)	2	5,811

Total long-term investments	27,107	(112)	2	26,997

Total investments	$60,705	$(137)	$3	$60,571

The Company had no realized gains or losses from available-for-sale securities in the three months ended March 31, 2016 and 2015. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s condensed statements of operations and comprehensive loss for any securities for the three months ended March 31, 2016 and 2015. The Company had no auction rate securities as of March 31, 2016 and December 31, 2015. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At March 31, 2016 and December 31, 2015, net property and equipment at cost consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Leasehold improvements	$636	$603
Laboratory equipment and other	4,680	4,543

Total property and equipment, at cost	5,316	5,146
Less: accumulated depreciation	3,589	3,454

Property and equipment, net	$1,727	$1,692

Depreciation and amortization expense on property and equipment was approximately $151,000 and $93,000 in the three months ended March 31, 2016 and 2015, respectively. There were $99,000 and $36,000 in non-cash property additions in the three months ended March 31, 2016 and 2015, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of March 31, 2016 and December 31, 2015, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three months ended March 31, 2016 and 2015 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive income (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, Comprehensive Income, by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(134)	$(17)
Change during the period	134	18

Accumulated unrealized income on available-for-sale securities at end of period	$—	$1

(11) Collaboration with GlaxoSmithKline Intellectual Property Development Limited

On November 20, 2015, the Company entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from the Company’s 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for Idera to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

At any time during the first two years of the GSK Agreement, GSK has the option to select up to two additional targets, for further research under mutually agreed upon research plans. GSK may then designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate.

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

Under the terms of the GSK Agreement, the Company received a $2,500,000 upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement. The Company is eligible to receive up to approximately $100,000,000 in license, research, clinical development and commercialization milestone payments. Approximately $9,000,000 of these milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89,000,000 is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

The Company has determined that certain of the payments that may be received under the GSK Agreement are related to substantive milestones. Factors considered in the evaluation of the milestones included the degree of risk associated with the achievement of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenues from substantive milestones, if they are nonrefundable and non-creditable, are recognized as revenue upon successful achievement of the related milestone, including the successful completion of research plans. Clinical and commercial milestones are deemed non-substantive as they are based solely on GSK’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Payments received in connection with GSK’s identification of additional targets will be recognized as revenue as the research services are delivered under the related research plans.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

The Company recognized as revenue approximately $277,000 of deferred revenue related to the GSK Agreement during the three months ended March 31, 2016. This revenue is classified as alliance revenue in the accompanying statements of operations and comprehensive loss. There was approximately $2,096,000 of deferred revenue related to the GSK Agreement at March 31, 2016, including approximately $1,111,000 classified as current portion of deferred revenue in the accompanying balance sheet.

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

The Company recorded charges of $1,716,000 and $1,346,000 in its statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, respectively, for stock-based compensation expense attributable to stock-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions apply to the options to purchase 2,733,750 and 969,500 shares of common stock granted to employees and directors during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Average risk free interest rate	1.5%	1.2%
Expected dividend yield	—	—
Expected lives (years)	4.1	4.2
Expected volatility	93.0%	92.0%
Weighted average grant date fair value of options granted during the period (per share)	$1.90	$2.98
Weighted average exercise price of options granted during the period (per share)	$2.86	$4.50

The expected lives and the expected volatility of the options granted during the three months ended March 31, 2016 and 2015 are based on historical experience. All options granted during the three months ended March 31, 2016 and 2015 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share

For the three months ended March 31, 2016 and 2015, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 73,346,318 and 74,950,998 for the three months ended March 31, 2016 and 2015, respectively, and consist of stock options, preferred stock and warrants.

(14) Common Stock Option Exercises and Employee Stock Purchases

The Company issued common stock to employees as a result of stock option exercises and employee stock purchases as follows during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In thousands)	Shares	Proceeds	Shares	Proceeds
Stock option exercises	—	$—	25	$106
Employee stock purchases	24	36	6	15

Total	24	$36	31	$121

(15) Related Party Transactions

The Company issued 10,690 and 3,927 shares of common stock in lieu of director board and committee fees of approximately $32,000 and $19,000 pursuant to the Company’s director compensation program during the three months ended March 31, 2016 and 2015, respectively. The number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

See also Note 16, “Financing” for additional information on related party transactions.

(16) Financing

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses, were $80.6 million. Investment funds affiliated with Baker Bros. Advisors LP, one of our principal stockholders, and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at the $3.75 per share purchase price.

(17) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our third-generation antisense, or 3GA, technology. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our 3GA technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe that our 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

We are focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We plan to explore potential collaborative alliances to support late-stage development and commercialization of some of our drug candidates.

Our TLR antagonist clinical-stage drug candidates are IMO-8400 and IMO-9200, which are both antagonists of TLR7, TLR8 and TLR9. We also have created compounds that are agonists of TLR3, TLR7, TLR8 or TLR9. IMO-2125, a TLR9 agonist, is our TLR agonist clinical-stage drug candidate.

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

The U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation for IMO-8400 for the treatment of Waldenström’s macroglobulinemia and for the treatment of diffuse large B-cell lymphoma, or DLBCL. Orphan drug designation is granted by the FDA Office of Orphan Products Development to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. This designation provides certain incentives, including eligibility for federal grants, research and development tax credits, a waiver of Prescription Drug User Fee Act filing fees and a seven-year marketing exclusivity period, once the product is approved and as long as orphan drug designation is maintained.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia.

In 2014, we initiated patient treatment in our ongoing open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed after or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we evaluated doses of 0.6, 1.2 mg/kg per week and 1.2 mg.kg twice weekly administered as subcutaneous injections for 24 weeks. This study is being conducted at 13 sites in the United States. We presented initial data from the ongoing trial at the 2015 American Society of Hematology Meeting which showed that IMO-8400 was demonstrating signals of efficacy as well as a favorable safety profile having not yet met the maximum tolerated dose (MTD). We enrolled additional patients at the highest dose level of 1.2 mg/kg/ twice weekly to further characterize safety and clinical activity and plan to provide an update on those data during our Q1 2016 investor conference call. Concurrently, we amended the trial protocol to enable further dose escalation, with the initial planned dose escalations to include 2.4 and 3.6 mg/kg administered once weekly.

Phase 1/2 Clinical Trial of IMO-8400 in Diffuse Large B-cell Lymphoma

We are conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed after or were refractory to prior therapy. We are using a prototype companion diagnostic we developed under our collaboration agreement with Abbott Molecular, Inc., or Abbott Molecular, to identify patients with the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we initially planned to evaluate escalating doses of 0.6, 1.2 mg/kg per week and 1.2 mg/kg twice weekly, administered as subcutaneous injections for 24 weeks. We are conducting the trial at 13 clinical sites in the United States. To date, we have enrolled five patients in the trial and fully enrolled the 0.6 mg/kg dose cohort. We have amended the trial protocol to advance dose escalation to the advanced dosing levels currently being tested in the Waldenström’s macroglobulinemia trial (2.4 and 3.6 mg/kg once weekly).

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

Application of TLR Agonists in Immuno-Oncology

Our pipeline of drug candidates includes IMO-2125, a TLR9 agonist that may have potential applications as an immune therapy for the treatment of cancer.

In June 2015, we entered into a strategic clinical research alliance with MD Anderson Cancer Center, or MD Anderson, to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. In December 2015, a Phase 1/2 clinical trial was initiated to assess the safety and efficacy of IMO-2125, administered intra-tumorally in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma. In this clinical trial, escalating doses of IMO-2125 ranging from 4 mg/kg through 32 mg/kg are being administered intra-tumorally into one of two selected tumor lesions, with a standard dosing regimen of ipilimumab. The primary objectives of the Phase 1 portion of the trial are to determine the maximum tolerated dose and characterize the dose-limiting toxicities of IMO-2125 when administered intra-tumorally in combination with ipilimumab. The primary objective of the Phase 2 portion of the trial is to determine the efficacy of the combination utilizing the immune-related response criteria in addition to traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the trial will enroll approximately 45 patients. The trial protocol is being amended to enable an additional cohort to study the combination of IMO-2125 and an anti-PD1 antibody in the same patient population.

We are also working on the design and planning for a second study of IMO-2125 as well as developing our strategy to optimize IMO-2125’s position in the immune oncology therapeutic category.

Program in Rare Diseases

We are developing IMO-8400 for non-cancer rare diseases. We believe that we demonstrated proof of concept for our approach of using TLR antagonists to inhibit the over-activation of specific TLRs in a randomized, double-blind, placebo-controlled Phase 2 clinical trial of IMO-8400 that we conducted in patients with moderate to severe plaque psoriasis, a well-characterized autoimmune disease. In this trial, we evaluated IMO-8400 at four subcutaneous dose levels of 0.075, 0.15, 0.3, and 0.6 mg/kg, versus placebo, administered once weekly for 12 weeks in 46 patients. The trial met its primary objective as IMO-8400 was well tolerated at all dose levels with no treatment-related discontinuations, treatment-related serious adverse events, or dose reductions. The trial also met its secondary objective of demonstrating clinical activity in psoriasis patients, as assessed by the Psoriasis Area Severity Index. In March 2015, we presented the complete data from the Phase 2 trial of IMO-8400 in patients with moderate to severe plaque psoriasis at the annual meeting of the American Academy of Dermatology. With our focus on rare diseases, we do not currently plan to conduct further clinical development of IMO-8400 for the treatment of psoriasis.

IMO-8400 Development Program for Dermatomyositis.

We have selected dermatomyositis as the first non-cancer rare disease for application of IMO-8400. We selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval, and commercial potential.

In December 2015, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of IMO-8400 in adult patients with dermatomyositis with documented skin and muscle involvement to primarily assess safety, tolerability and treatment effect. Eligible patients are being randomized to receive once weekly subcutaneous injections of placebo or various dose levels of IMO-8400 for a period of 24 weeks. We expect to enroll approximately 36 patients in the trial which we expect to conduct at approximately 20 clinical sites. Several exploratory assessments in the trial also include: associations between treatment effect of IMO-8400 on indices of disease activity, patient-reported outcomes and pharmacodynamics measures; immunogenicity of IMO-8400, time-sensitive plasma concentrations of IMO-8400; and characterization of disease-specific autoantibodies in the enrolled population.

Third-generation Antisense (3GA) Technology to Target RNA

We are developing our 3GA technology to “turn off” the mRNA associated with disease causing genes. We have designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies.

Our focus is on creating 3GA candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications in our 3GA program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism for action; unmet medical need to allow for a rapid development path to approval and commercial opportunity. Based on these criteria, we are developing 3GA compounds against two gene targets, NLRP3 (NOD-like receptor family, pyrin domain containing protein 3) and DUX4 (Double Homeobox 4) which we have begun to advance into clinical development activities. Potential disease indications include, but are not limited to interstitial cystitis, uveitis and facioscapulohumeral muscular dystrophy (FSHD), respectively. Concurrently, we are also engaging in academic collaborations to further evaluate the application of 3GA technology in additional gene targets and exploring development opportunities with third parties for applications outside of our current focus areas.

Collaboration with GlaxoSmithKline Intellectual Property Development Limited

On November 20, 2015, we entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease, the GSK Agreement. The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

At any time during the first two years of the GSK Agreement, GSK has the option to select up to two additional targets, for further research under mutually agreed upon research plans. GSK may then designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate.

In accordance with the GSK Agreement, a joint steering committee, or JSC, was formed with equal representation from us and GSK. The responsibilities of the JSC, include, but are not limited to monitoring the progress of the collaboration, reviewing research plans and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JSC, GSK has final decision making authority.

Under the terms of the GSK Agreement, we received a $2,500,000 upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement. We are eligible to receive up to approximately $100,000,000 in license, research, clinical development and commercialization milestone payments. Approximately $9,000,000 of these milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89,000,000 is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

Accumulated Deficit

As of March 31, 2016, we had an accumulated deficit of $512,904,000. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

Alliance Revenue

Alliance revenue increased by approximately $260,000 from $34,000 in three months ended March 31, 2015 to $294,000 in the three months ended March 31, 2016 as a result of revenue recognized under our collaboration agreement with GSK. In November 2015, in connection with the execution of the GSK Agreement, we received a $2,500,000 upfront payment that we recognized as deferred revenue. We are recognizing this as revenue in our statements of operations and comprehensive loss on a straight line basis over the anticipated 27-month performance period. Accordingly, we recognized approximately $277,000 of alliance revenue related to the GSK Agreement during the three months ended March 31, 2016. We also recognized revenue from the reimbursement by licensees of costs associated with patent maintenance as alliance revenue in the three months ended March 31, 2016 and 2015.

Research and Development Expenses

Research and development expenses increased by $576,000, or 7%, from $8,720,000 for the three months ended March 31, 2015, to $9,296,000 for the three months ended March 31, 2016. In the following table, research and development expenses are set forth in the following five categories which are discussed beneath the table:

	Three Months Ended March 31, (in thousands)		Percentage Increase (Decrease)
	2016	2015
IMO-8400 external development expense	$2,138	$2,423	(12)%
IMO-2125 external development expense	1,174	—	—
IMO-9200 external development expense	206	1,666	(88)%
Other drug development expense	3,152	2,572	23%
Basic discovery expense	2,626	2,059	28%

	$9,296	$8,720	7%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $25,264,000 in IMO-8400 external development expenses through March 31, 2016, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation and our ongoing Phase 2 clinical trial in patients with dermatomyositis, the manufacture of additional drug substance for use in our clinical trials, and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

The decrease in our IMO-8400 external development expenses in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to lower costs incurred in the three months ended March 31, 2016 in connection with the manufacture of additional drug substance for use in our clinical trials. Decreases in the cost of developing a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation and the cost of conducting our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation also contributed to the decrease in our IMO-8400 external development expenses in the three months ended March 31, 2016. These decreases were partially offset by increases in costs associated with our ongoing Phase 2 clinical trial in patients with dermatomyositis and our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia.

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

IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through March 31, 2016 we incurred approximately $2,357,000 in IMO-2125 external development expenses, including costs associated with the preparation for and conduct of our ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab, marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma, the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $2,357,000 in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

We expect our IMO-2125 external development expenses to increase during 2016, as compared to 2015, as we plan to continue our Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, amend this protocol to enable an additional cohort to study the combination of IMO-2125 and an anti-PD1 antibody in the same patient population, work on the design and planning for a second study of IMO-2125 and develop our strategy to optimize IMO-2125’s position in the immune oncology therapeutic category, and continue manufacturing activities and nonclinical studies.

IMO-9200 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4,367,000 in IMO-9200 external development expenses from October 2014 through March 31, 2016, including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

The decrease in IMO-9200 external development expenses in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, reflects decreases in clinical and nonclinical trial costs, drug manufacturing and nonclinical study costs incurred during the three months ended March 31, 2016, as compared to the corresponding 2015 period. We expect our IMO-9200 external development expenses to decrease during 2016, as compared to 2015, as we review our strategic options related to the future development of IMO-9200.

Other Drug Development Expenses. These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Other drug development expenses also include costs associated with compounds that were previously being developed but are not currently being developed. The increase in other drug development expenses in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due additional headcount associated with our expanded drug development programs. The increase in other drug development expenses was partially offset by lower consulting costs in the three months ended March 31, 2016.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increase in basic discovery expenses in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to increases in stock-based compensation, the costs of laboratory supplies, facilities expenses, external research and consulting costs, and the accrual of incentive compensation during the three months ended March 31, 2016.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing clinical trials of IMO-8400, our ongoing clinical trial of IMO-2125, and our ongoing clinical development program in the first gene target selected for development in our 3GA program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses increased by $79,000, or 2%, from $3,837,000 in the three months ended March 31, 2015, to $3,916,000 in the three months ended March 31, 2016. General and administrative expenses consist primarily of salary expense, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The increase in general and administrative expenses during the three months ended March 31, 2016 reflects increases in salaries, stock-based compensation and legal fees associated with our patent filing and maintenance, offset by decreases in corporate legal fees and investor relations expenses as compared to the three months ended March 31, 2015.

Interest Income

Interest income increased by $79,000, from $41,000 in the three months ended March 31, 2015 to $120,000 in the three months ended March 31, 2016 primarily due to an increase in interest income resulting from higher investment balances in the three months ended March 31, 2016 resulting from the investment of funds obtained from our follow-on underwritten public offering in February 2015 and warrant and option exercises since March, 2015.

Interest Expense

Interest expense decreased during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a decrease in the outstanding principal amount of our note under our loan and security agreement with Oxford Finance LLC.

Net Loss

As a result of the factors discussed above, our net loss was $12,823,000 for the three months ended March 31, 2016, compared to $12,481,000 for the three months ended March 31, 2015. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2016, we incurred losses of $252,711,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of antisense technology. Since our inception, we had an accumulated deficit of $512,904,000 through March 31, 2016. We expect to continue to incur substantial operating losses in the future.

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

We have an effective shelf registration statement on Form S-3 that permits us to offer and sell up to an additional $113,750,000 of securities in one or more offerings.

Cash Flows

Three Months Ended March 31, 2016

As of March 31, 2016, we had approximately $74,122,000 in cash, cash equivalents and investments, a net decrease of approximately $13,035,000 from December 31, 2015. Net cash used in operating activities totaled $12,855,000 during the three months ended March 31, 2016, reflecting our $12,823,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $8,177,000 net cash provided by investing activities during the three months ended March 31, 2016 reflects the purchase of $2,946,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, proceeds from the maturity of $9,239,000 of available-for-sale securities, proceeds from the sale of $1,974,000 of available-for-sale securities, and payments for the purchase of $90,000 in property and equipment.

The $29,000 net cash used by financing activities during the three months ended March 31, 2016 reflects $36,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, and $63,000 in payments on our note payable.

Three Months Ended March 31, 2015

As of March 31, 2015, we had approximately $116,877,000 in cash, cash equivalents and investments, a net increase of approximately $68,306,000 from December 31, 2014. Net cash used in operating activities totaled $12,709,000 during the three months ended March 31, 2015, reflecting our $12,481,000 net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses and accounts payable, accrued expenses and other liabilities.

The $3,822,000 net cash provided by investing activities during the three months ended March 31, 2015 reflects the purchase of $3,674,000 of available-for-sale securities, the maturity of $6,602,000 of available-for-sale securities, the sale of $999,000 of available-for-sale securities, and payments for the purchase of $105,000 in property and equipment.

The $81,189,000 net cash provided by financing activities during the three months ended March 31, 2015 primarily reflects $81,070,000 in net proceeds from our follow-on underwritten public offering of our securities in February 2015 and $121,000 in net proceeds from employee stock purchases under our ESPP, and the exercise of common stock options.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $512,904,000 at March 31, 2016. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of April 15, 2016, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $74,122,000 at March 31, 2016. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	continue our ongoing Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with metastatic melanoma and begin a second clinical trial with IMO-2125;

•	continue our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	continue our ongoing clinical development program in the first gene target selected for further development in our 3GA program.

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the financial statements in this Quarterly Report on Form10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2016, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At March 31, 2016, all of our invested funds were invested in two money market funds and commercial paper, classified in cash and cash equivalents on the accompanying balance sheet, and corporate bonds and municipal bonds classified in short-term investments and long-term investments on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $74.1 million at March 31, 2016. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	continue our ongoing Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with metastatic melanoma and begin a second clinical trial with IMO-2125;

•	continue our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	continue our ongoing clinical development program in the first gene target selected for further development in our 3GA program.

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of March 31, 2016, we had an accumulated deficit of $512.9 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to March 31, 2016, we incurred losses of $252.7 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of March 31, 2016, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of drug candidates under our 3GA program. For instance:

•	we are conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with metastatic melanoma;

•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	we conducted a Phase 1 clinical trial of IMO-9200 in healthy subjects and are reviewing our strategic options related to the future development of IMO-9200; and

•	we are conducting a clinical development program in the first gene target selected for further development in our 3GA program.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our genetically defined forms of B-cell lymphoma, rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our 3GA program.

Our ability to generate product revenues under our collaborations with Merck & Co. and GSK, and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed.

Our efforts, and the efforts of Merck & Co. and GSK, to develop and commercialize these compounds are at an early stage and are subject to many challenges. We have experienced setbacks with respect to our programs for IMO-2125 and IMO-2055. For example, in April 2011 we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations.

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

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the ability to secure orphan drug exclusivity for our drug candidates either alone or in combination with other products;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimens;

•	favorable market conditions in which to raise additional capital;

•	the strength of our intellectual property portfolio in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

We are developing drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma. Our approach for the treatment of these genetically defined forms of B-cell lymphoma is novel and may not result in any approved and marketable products.

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

The future success of our 3GA technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications for development of drug candidates generated from our 3GA technology. We are developing 3GA compounds against two gene targets, NLRP3 and DUX4, which we have begun to advance into clinical development activities. However, many steps must be successfully achieved prior to the declaration of a 3GA drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable products as a result of our efforts with respect to our 3GA technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, because there are a limited number of patients with Waldenström’s macroglobulinemia or patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and a limited number of patients with dermatomyositis, or other rare diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipate. In addition, the relapsed or refractory DLBCL patients that we are seeking to enroll in our Phase 1/2 clinical trial of IMO-8400 typically have late stage disease, which confers a very poor prognosis. As a result, some patients, who screen positive for the MYD88 L265P oncogenic mutation based on tumor tissue testing, may experience rapid deterioration that precludes them from meeting study eligibility criteria and they are unable to enroll into the trial. If enrolled, the disease in these patients may be too advanced for them to derive any clinically meaningful benefit from treatment or for their participation in the study to contribute meaningful data to the clinical trial. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our drug candidates and our collaborators’ drug candidates will require preclinical and other nonclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. In conducting clinical trials, we cannot be certain that any planned clinical trial will begin on time, if at all. Delays in commencing clinical trials of potential products could increase our drug candidate development costs, delay any potential revenues, reduce the potential length of patent exclusivity and reduce the probability that a potential product will receive regulatory approval.

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

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation. Ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc., was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc., Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We believe there are additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

We are aware that other companies including Dynavax, Checkmate Pharmaceuticals, Inc., or Checkmate, InDex Pharmaceuticals AB, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc and Hoffmann-La Roche may be developing TLR agonists for various indications, some of which are in the field of oncology.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is reportedly conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors and Checkmate is reportedly conducting a Phase 1b clinical trial of an investigational TLR9 agonist in combination with a checkpoint inhibitor.

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

Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically, we are currently:

•	conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma;

•	conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	reviewing our strategic options related to the future development of IMO-9200; and

•	developing 3GA compounds against two gene targets, NLRP3 and DUX4, which we have begun to advance into clinical development activities.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug for the same indication for that exclusivity period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

If we are required by the FDA to obtain approval of a companion diagnostic in connection with and as a condition to approval of a drug candidate, and we do not obtain or we experience delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the drug candidate and our ability to generate revenue will be materially impaired.

We plan to develop companion diagnostics for our TLR antagonist drug candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist drug candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, Cosmetic Act, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

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

Our relationships with healthcare providers, physicians and third party payors are subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	a new Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models.

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

•

our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. For example, we have a strategic collaboration with Merck & Co., which merged with Schering-Plough Corporation, which has been involved with certain TLR-targeted research and development programs. Although the merger has not affected our collaboration with Merck & Co. to date, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic collaboration with us or terminate the strategic collaboration. The ability of our drug candidates to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such drug candidates;

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

As of April 15, 2016, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200, IMO-2125 and IMO-2055, as well as other compounds. As of April 15, 2016, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2034. With respect to IMO-8400, we have an issued U.S. patent that covers the chemical composition of matter of IMO-8400 and certain methods of its use that has a statutory expiration date in 2031. With respect to IMO-9200, we have one U.S. patent application and one issued U.S. patent that cover the chemical composition for IMO-9200 and methods of its use. The issued patent has a statutory expiration date in 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that has a statutory expiration date in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023.

As of April 15, 2016, we owned two issued U.S. patents, 37 issued foreign patents, six pending U.S. patent applications and 12 foreign patent applications related to our 3GA compounds and methods of their use. The issued patents covering our 3GA technologies have statutory expiration dates in 2030 and 2031.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of April 15, 2016, our antisense patent portfolio included more than five issued U.S. patents and more than 30 issued patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities or otherwise, at a time that is costly or inconvenient for us;

•	the potential that third-party manufacturers will develop know-how owned by such third party in connection with the production of our drug candidates that becomes necessary for the manufacture of our drug candidates; and

•	reliance upon third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of April 15, 2016, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis, and our Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, in patients with metastatic melanoma and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

As of March 31, 2016, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 6,990,189 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of March 31, 2016, Baker Brothers beneficially owned 5.9% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of March 31, 2016, Baker Brothers would have beneficially owned 30.3% of our common stock. The information in this paragraph is based on a Schedule 13G filed with the SEC on February 16, 2016 and on information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file a registration statement to register for resale the shares of our common stock, including shares issuable upon the exercise of warrants, held by Baker Brothers. We filed this registration statement in the first quarter of 2016.

As of March 31, 2016, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,455,578 shares of our common stock and warrants to purchase up to 11,962,731 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities and their affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of March 31, 2016, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of March 31, 2016, the Pillar Investment Entities would have beneficially owned 22.9% of our common stock. The information in this paragraph is based on information provided to us by the Pillar Investment Entities.

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

Our stock price has been volatile. During the period from January 1, 2015 to April 15, 2016, the closing sales price of our common stock ranged from a high of $5.37 per share to a low of $1.64 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: May 9, 2016	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Employment Letter, dated June 5, 2015, by and between Idera Pharmaceuticals, Inc. and Mark J. Casey.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document