Form 10-Q
period 2016-06-30
IDERA PHARMACEUTICALS, INC.
filed 2016-08-02
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	121,378,686
Class	Outstanding as of July 15, 2016

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,064	$26,586
Short-term investments	37,391	33,574
Prepaid expenses and other current assets	3,094	3,082

Total current assets	64,549	63,242
Long-term investments	2,641	26,997
Property and equipment, net	1,707	1,692
Restricted cash and other assets	340	345

Total assets	$69,237	$92,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629	$1,169
Accrued expenses	5,047	4,274
Current portion of note payable	276	261
Current portion of deferred revenue	1,111	1,111

Total current liabilities	7,063	6,815
Deferred revenue, net of current portion	707	1,262
Note payable, net of current portion	359	501
Other liabilities	59	116

Total liabilities	8,188	8,694
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares
Series A convertible preferred stock, Designated — 1,500 shares; Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 121,339 and 121,265 shares at June 30, 2016 and December 31, 2015, respectively	121	121
Additional paid-in capital	587,305	583,676
Accumulated deficit	(526,389)	(500,081)
Accumulated other comprehensive income (loss)	12	(134)

Total stockholders’ equity	61,049	83,582

Total liabilities and stockholders’ equity	$69,237	$92,276

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Alliance revenue	$301	$5	$595	$39
Operating expenses:
Research and development	10,128	8,960	19,424	17,680
General and administrative	3,778	3,821	7,694	7,658

Total operating expenses	13,906	12,781	27,118	25,338

Loss from operations	(13,605)	(12,776)	(26,523)	(25,299)
Other income (expense):
Interest income	110	75	230	116
Interest expense	(21)	(27)	(44)	(54)
Foreign currency exchange gain	31	9	29	37

Net loss	$(13,485)	$(12,719)	$(26,308)	$(25,200)

Basic and diluted net loss per common share (Note 13)	$(0.11)	$(0.11)	$(0.22)	$(0.23)

Shares used in computing basic and diluted net loss per common share	121,323	118,002	121,304	111,570

Net loss	$(13,485)	$(12,719)	$(26,308)	$(25,200)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	12	(78)	146	(60)

Comprehensive loss	$(13,473)	$(12,797)	$(26,162)	$(25,260)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(26,308)	$(25,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,497	2,869
Depreciation and amortization expense	317	213
Accretion of premiums and discounts on investments	360	199
Issuance of common stock for services rendered	64	60
Non-employee stock option expense	—	495
Other	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12)	(399)
Accounts payable, accrued expenses, and other liabilities	121	(806)
Deferred revenue	(555)	—

Net cash used in operating activities	(22,514)	(22,569)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,946)	(56,196)
Proceeds from maturity of available-for-sale securities	21,296	13,602
Proceeds from sale of available-for-sale securities	1,974	999
Purchases of property and equipment	(267)	(376)

Net cash provided by (used in) investing activities	20,057	(41,971)

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	—	80,599
Proceeds from exercise of common stock options and employee stock purchases	67	343
Payments on note payable	(127)	—
Payments on capital lease	(5)	(4)

Net cash (used in) provided by financing activities	(65)	80,938

Net (decrease) increase in cash and cash equivalents	(2,522)	16,398
Cash and cash equivalents, beginning of period	26,586	19,971

Cash and cash equivalents, end of period	$24,064	$36,369

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: its Toll-like receptor (“TLR”) targeting technology and its third-generation antisense (“3GA”) technology. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. Using Idera’s 3GA technology, the Company is developing drug candidates to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company believes that its 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

The Company is focused on the development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. The Company has entered into and expects to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance its TLR antagonist candidates in broader autoimmune disease indications and with respect to additional applications of its 3GA technology program.

The Company’s TLR antagonist clinical-stage drug candidates are IMO-8400 and IMO-9200, which are both antagonists of TLR7, TLR8 and TLR9. The Company also has created compounds that are agonists of TLR3, TLR7, TLR8 or TLR9. IMO-2125, a TLR9 agonist, is its TLR agonist clinical-stage drug candidate.

At June 30, 2016, the Company had an accumulated deficit of $526,389,000. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. Early adoption of ASU 2014-15 is permitted. The Company is currently evaluating ASU 2014-15 and has not yet adopted it. The Company believes that, based on its current operating plan, its existing cash, cash equivalents and investments will enable the Company to fund its operations into the third quarter of 2017. The Company has and will continue to evaluate available alternatives to extend its operations beyond the third quarter of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 will require organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. ASU 2016-09 will also allow organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606, Revenue from Contracts with Customers, to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 amends ASC 606 to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2016-12 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-12 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 10, 2016.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2016 and December 31, 2015 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2016 and December 31, 2015 categorized by the level of inputs used in the valuation of each asset and liability.

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
Assets
Money market funds	$23,645	$23,645	$—	$—
Short-term investments – corporate bonds	30,405	—	30,405	—
Short-term investments – municipal bonds	6,986	—	6,986	—
Long-term investments – municipal bonds	2,641	—	2,641	—

Total Assets	$63,677	$23,645	$40,032	$—

Total Liabilities	$—	$—	$—	$—

December 31, 2015
Assets
Money market funds	$26,056	$26,056	$—	$—
Short-term investments – commercial paper	3,974	—	3,974	—
Short-term investments – corporate bonds	24,575	—	24,575	—
Short-term investments – municipal bonds	5,025	—	5,025	—
Long-term investments – corporate bonds	21,186	—	21,186	—
Long-term investments – municipal bonds	5,811	—	5,811	—

Total Assets	$86,627	$26,056	$60,571	$—

Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper and municipal bond investments the fair value of which may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at June 30, 2016 or December 31, 2015.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – corporate bonds	$30,423	$(20)	$2	$30,405
Short-term investments – municipal bonds	6,969	—	17	6,986

Total short-term investments	37,392	(20)	19	37,391
Long-term investments – municipal bonds	2,628	—	13	2,641

Total long-term investments	2,628	—	13	2,641

Total investments	$40,020	$(20)	$32	$40,032

	December 31, 2015
	Cost	Gross Unrealized (Losses)	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Short-term investments – commercial paper	$3,973	$—	$1	$3,974
Short-term investments – corporate bonds	24,600	(25)	—	24,575
Short-term investments – municipal bonds	5,025	—	—	5,025

Total short-term investments	33,598	(25)	1	33,574
Long-term investments – corporate bonds	21,289	(103)	—	21,186
Long-term investments – municipal bonds	5,818	(9)	2	5,811

Total long-term investments	27,107	(112)	2	26,997

Total investments	$60,705	$(137)	$3	$60,571

The Company had no realized gains or losses from available-for-sale securities in the six months ended June 30, 2016 and 2015. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s condensed statements of operations and comprehensive loss for any securities for the six months ended June 30, 2016 and 2015. The Company had no auction rate securities as of June 30, 2016 and December 31, 2015. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At June 30, 2016 and December 31, 2015, net property and equipment at cost consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Leasehold improvements	$671	$603
Laboratory equipment and other	4,776	4,543

Total property and equipment, at cost	5,447	5,146
Less: accumulated depreciation	3,740	3,454

Property and equipment, net	$1,707	$1,692

Depreciation and amortization expense on property and equipment was approximately $156,000 and $110,000 in the three months ended June 30, 2016 and 2015, respectively, and $307,000 and $203,000 in the six months ended June 30, 2016 and 2015, respectively. There were $64,000 and $95,000 in non-cash property additions in the six months ended June 30, 2016 and 2015, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of June 30, 2016 and December 31, 2015, the restricted cash amounted to $311,000 held in certificates of deposit securing a line of credit for the lessor.

(10) Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the six months ended June 30, 2016 and 2015 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive income (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, Comprehensive Income, by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

(In thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(134)	$(17)
Change during the period	146	(60)

Accumulated unrealized income (loss) on available-for-sale securities at end of period	$12	$(77)

(11) Collaboration with GlaxoSmithKline Intellectual Property Development Limited

In November 2015, the Company entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from the Company’s 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, the Company received a $2,500,000 upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement. The Company is eligible to receive up to approximately $100,000,000 in license, research, clinical development and commercialization milestone payments. Approximately $9,000,000 of these milestone payments are payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89,000,000 is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

Accounting Analysis

The Company evaluated the GSK Agreement in accordance with the provisions of ASC 605-25. The GSK Agreement contains the following initial deliverables: (i) a collaboration license for Idera’s proprietary technology related to the initial target (the “Collaboration License”), (ii) research services (the “Research Services”), and (iii) participation in the JSC (the “JSC Deliverable”).

The Company has determined that GSK’s options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target are substantive options. GSK is not contractually obligated to exercise the options. Moreover, as a result of the uncertain outcome of the research activities, there is significant uncertainty as to whether GSK will decide to exercise its options for any additional targets. Consequently, the Company is at risk with regard to whether GSK will exercise the options. The Company has determined that GSK’s options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target are not priced at a significant and incremental discount.

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

Allocable arrangement consideration at inception of the GSK Agreement is comprised of the up-front payment of $2,500,000, which was allocated to the R&D Services Unit of Accounting. No amount was allocated to the JSC Deliverable because the related best estimate of selling price was determined to be de minimus. The $2,500,000 was recorded as deferred revenue in the Company’s balance sheet and is being recognized as revenue on a straight line basis as the Research Services are delivered over the estimated 27 month research plan period.

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

The Company recognized as revenue approximately $278,000 and $555,000 of deferred revenue related to the GSK Agreement during the three and six months ended June 30, 2016, respectively. This revenue is classified as alliance revenue in the accompanying statements of operations and comprehensive loss. There was approximately $1,818,000 of deferred revenue related to the GSK Agreement at June 30, 2016, including approximately $1,111,000 classified as current portion of deferred revenue in the accompanying balance sheet.

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

The Company recorded charges of $1,781,000 and $1,523,000 in its statements of operations and comprehensive loss for the three months ended June 30, 2016 and 2015, respectively, and $3,497,000 and $2,869,000 in its statements of operations and comprehensive loss for the six months ended June 30, 2016 and 2015, respectively, for stock-based compensation expense attributable to stock-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions apply to the options to purchase 3,161,000 and 2,034,000 shares of common stock granted to employees and directors during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
Average risk free interest rate	1.4%	1.3%
Expected dividend yield	—	—
Expected lives (years)	4.2	4.3
Expected volatility	93.0%	92.0%
Weighted average grant date fair value of options granted during the period (per share)	$1.79	$2.61
Weighted average exercise price of options granted during the period (per share)	$2.68	$3.92

The expected lives and the expected volatility of the options granted during the six months ended June 30, 2016 and 2015 are based on historical experience. All options granted during the six months ended June 30, 2016 and 2015 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share

For the three and six months ended June 30, 2016 and 2015, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 73,369,852 and 74,628,647 for the six months ended June 30, 2016 and 2015, respectively, and consist of stock options, preferred stock and warrants.

(14) Common Stock Option Exercises and Employee Stock Purchases

The Company issued common stock to employees as a result of stock option exercises and employee stock purchases as follows during the six months ended June 30, 2016 and 2015:

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
(In thousands)	Shares	Proceeds	Shares	Proceeds
Stock option exercises	—	$—	255	$311
Employee stock purchases	47	67	11	32

Total	47	$67	266	$343

(15) Related Party Transactions

The Company issued 26,973 and 15,472 shares of common stock in lieu of director board and committee fees of approximately $64,000 and $60,000 pursuant to the Company’s director compensation program during the six months ended June 30, 2016 and 2015, respectively. The number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

See also Note 17, “Financing” for additional information on related party transactions.

(16) Deferred Tax Assets

The Company’s deferred tax assets are determined based on temporary differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the six months ended June 30, 2016 and 2015, the Company did not record any current or deferred income tax provisions or benefits. Due to the uncertainty surrounding the future realization of the deferred tax assets, the Company has recorded full valuation allowances against its otherwise recognizable deferred tax assets at June 30, 2016 and December 31, 2015.

(17) Financing

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses, were $80.6 million. Investment funds affiliated with Baker Bros. Advisors LP, one of the Company’s principal stockholders, and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at the $3.75 per share purchase price.

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

Programs in Cancer:

The two cancer indications in which we are developing IMO-8400 are Waldenström’s macroglobulinemia and diffuse large B-cell lymphoma, or DLBCL.

Application of TLR Antagonists to B-cell Lymphomas

We are developing IMO-8400 for the treatment of certain B-cell lymphomas in which the MYD88 L265P oncogenic mutation is present. Oncogenic mutations are changes in the DNA of tumor cells that promote the survival and proliferation of tumor cells. MYD88 is an adaptor protein in the TLR signaling pathway that mediates TLR signaling.

Phase 1/2 Clinical Trial of IMO-8400 in Waldenström’s Macroglobulinemia. We are conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia who have relapsed after or were refractory to prior therapy. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. We are conducting this trial at 13 sites in the United States In this trial, to date we have evaluated doses of 0.6 mg/kg per week, 1.2 mg/kg per week and 1.2 mg/kg twice weekly administered as subcutaneous injections for 24 weeks. Based on the data generated, we plan to evaluate doses of 2.4 and 3.6 mg/kg administered once weekly as subcutaneous injections for 24 weeks. We presented initial data from patients in the first three dose cohorts studied at the 2015 American Society of Hematology Meeting, which showed that in these cohorts IMO-8400 had demonstrated signals of efficacy, dose-related time to response and a favorable safety profile having not yet met the maximum tolerated dose (MTD). We plan to be in a position to select a Phase 2 dose by December 31, 2016.

Phase 1/2 Clinical Trial of IMO-8400 in Diffuse Large B-cell Lymphoma. We are conducting an open-label, dose-escalation Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL who have relapsed after or were refractory to prior therapy. We are using a prototype companion diagnostic we developed under our collaboration agreement with Abbott Molecular, Inc., or Abbott Molecular, to identify patients with the MYD88 L265P oncogenic mutation. Objectives of the trial include evaluation of safety and tolerability of escalating IMO-8400 dose levels and assessment of IMO-8400 clinical activity using disease-specific international guidelines for classifying clinical response. In this trial, we initially planned to evaluate escalating doses of 0.6 mg/kg per week, 1.2 mg/kg per week and 1.2 mg/kg twice weekly, administered as subcutaneous injections for 24 weeks. Based on the data from our Phase 1/2 clinical trial in Waldenström’s macroglobulinemia, we have amended the protocol in this trial to advance dose escalation to the advanced dosing levels that we are currently dosing in the Waldenström’s macroglobulinemia trial 2.4 and 3.6 mg/kg once weekly.

We plan to have data available from our B-cell lymphoma trials in 2017.

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

Application of TLR Agonists in Immuno-Oncology

Our pipeline of drug candidates also includes IMO-2125, a TLR9 agonist that we are developing for potential applications as an immune therapy for the treatment of cancer.

In June 2015, we entered into a strategic clinical research alliance with MD Anderson Cancer Center, or MD Anderson, to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. Under this research alliance, in December 2015, MD Anderson initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma. In this clinical trial, escalating doses of IMO-2125 ranging from 4 mg/kg through 32 mg/kg are being administered intra-tumorally into one of two selected tumor lesions, with a standard dosing regimen of ipilimumab. The primary objectives of the Phase 1 portion of the trial are to determine the maximum tolerated dose and characterize the dose-limiting toxicities of IMO-2125 when administered intra-tumorally in combination with ipilimumab. The primary objective of the Phase 2 portion of the trial will be to determine the efficacy of the combination utilizing the immune-related response criteria in addition to traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the trial may enroll approximately 45 patients. The trial protocol is being amended to enable an additional cohort to study the combination of IMO-2125 and pembrolizumab, an anti-PD1 antibody in the same patient population. We plan to have initial translational data available for presentation in the second half of 2016.

We are also working on the design and planning for a second clinical trial of IMO-2125 as well as developing our strategy to optimize IMO-2125’s position in the immune oncology therapeutic category.

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

IMO-8400 Development Program for Dermatomyositis

We have selected dermatomyositis as the first non-cancer rare disease for which we are developing IMO-8400. We selected this indication for development based on the reported role of TLRs in the pathogenesis of the disease state, clinical feasibility, including ease of patient identification and availability of endpoints for regulatory approval, and commercial potential.

In December 2015, we initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of IMO-8400 in adult patients with dermatomyositis with documented skin and muscle involvement to primarily assess safety, tolerability and treatment effect. Eligible patients are being randomized to receive once weekly subcutaneous injections of placebo or various dose levels of IMO-8400 for a period of 24 weeks. We expect to enroll approximately 36 patients in the trial which we expect to conduct at approximately 20 clinical sites worldwide, including the United States. Several exploratory assessments in the trial also include: associations between treatment effect of IMO-8400 on indices of disease activity, patient-reported outcomes and pharmacodynamics measures; immunogenicity of IMO-8400, time-sensitive plasma concentrations of IMO-8400; and characterization of disease-specific autoantibodies in the enrolled population. We plan to complete enrollment of this trial by the end of 2017.

Third-generation Antisense (3GA) Technology to Target mRNA

We are developing our 3GA technology to “turn off” the mRNA associated with disease causing genes. We have designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies.

Our focus is on creating 3GA candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications in our 3GA program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism of action; unmet medical need to allow for a rapid development path to approval and commercial opportunity. Based on these criteria, we are developing 3GA compounds against two gene targets, NLRP3 (NOD-like receptor family, pyrin domain containing protein 3) and DUX4 (Double Homeobox 4) which we have begun to advance into IND enabling studies. Potential disease indications include, but are not limited to interstitial cystitis, uveitis and facioscapulohumeral muscular dystrophy (FSHD), respectively. Concurrently, we are also engaging in academic collaborations to further evaluate the application of 3GA technology in additional gene targets and exploring development opportunities with third parties for applications outside of our current focus areas.

Collaboration with GlaxoSmithKline Intellectual Property Development Limited

In November 2015, we entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease, the GSK Agreement. The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, we received a $2,500,000 upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement. We are eligible to receive up to approximately $100,000,000 in license, research, clinical development and commercialization milestone payments. Approximately $9,000,000 of these milestone payments are payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89,000,000 is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments on sales upon commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

Accumulated Deficit

As of June 30, 2016, we had an accumulated deficit of $526,389,000. We expect to incur substantial operating losses in future periods. We do not expect to generate significant product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses, as described under the caption “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the six months ended June 30, 2016.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 and 2015

Alliance Revenue

Alliance revenue increased by approximately $296,000 from $5,000 in the three months ended June 30, 2015 to $301,000 in the three months ended June 30, 2016 and by approximately $556,000 from $39,000 in the six months ended June 30, 2015 to $595,000 in the six months ended June 30, 2016 as a result of revenue recognized under the GSK Agreement. In November 2015, in connection with the execution of the GSK Agreement, we received a $2,500,000 upfront payment that we recognized as deferred revenue. We are recognizing this deferred revenue as revenue on a straight line basis over the anticipated 27-month performance period under the GSK Agreement. Accordingly, we recognized approximately $278,000 and $555,000 of alliance revenue related to the GSK Agreement during the three and six months ended June 30, 2016, respectively. We also recognized revenue from the reimbursement by licensees of costs associated with patent maintenance as alliance revenue in the three and six months ended June 30, 2016 and 2015.

Research and Development Expenses

Research and development expenses increased by $1,168,000, or 13%, from $8,960,000 for the three months ended June 30, 2015, to $10,128,000 for the three months ended June 30, 2016 and by $1,744,000, or 10%, from $17,680,000 for the six months ended June 30, 2015, to $19,424,000 for the six months ended June 30, 2016. In the following table, research and development expenses are set forth in the following five categories which are discussed beneath the table:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
IMO-8400 external development expense	$3,905	$2,103	86%	$6,043	$4,526	34%
IMO-2125 external development expense	433	—	—	1,607	—	—
IMO-9200 external development expense	80	599	(87)%	286	2,265	(87)%
Other drug development expense	3,270	4,139	(21)%	6,422	6,711	(4)%
Basic discovery expense	2,440	2,119	15%	5,066	4,178	21%

	$10,128	$8,960	13%	$19,424	$17,680	10%

IMO-8400 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $29,169,000 in IMO-8400 external development expenses through June 30, 2016, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, preparation for and conduct of our ongoing Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation and our ongoing Phase 2 clinical trial in patients with dermatomyositis, the manufacture of additional drug substance for use in our clinical trials, and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

The increases in our IMO-8400 external development expenses in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were primarily due to increases in costs associated with our ongoing Phase 2 clinical trial in patients with dermatomyositis and costs incurred in connection with the manufacture of additional drug substance for use in our clinical trials in the three and six months ended June 30, 2016. An increase in the cost of conducting our ongoing Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation also contributed to the increase in IMO-8400 external development expenses in the three months ended June 30, 2016. These increases were partially offset by a decrease in the cost of developing a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

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

IMO-2125 External Development Expenses. These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through June 30, 2016 we incurred approximately $2,790,000 in IMO-2125 external development expenses, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $2,790,000 in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

We expect our IMO-2125 external development expenses to increase during 2016, as compared to 2015, as we plan to continue our Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, expand the trial to include an additional cohort to study the combination of IMO-2125 and pembrolizumab, an anti-PD1 antibody, in the same patient population, work on the design and planning for a second clinical trial of IMO-2125 and develop our strategy to optimize IMO-2125’s position in the immune oncology therapeutic category, and continue manufacturing activities and nonclinical studies.

IMO-9200 External Development Expenses. These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4,447,000 in IMO-9200 external development expenses from October 2014 through June 30, 2016, including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

The decreases in IMO-9200 external development expenses in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, reflect decreases in clinical and nonclinical trial costs, drug manufacturing and nonclinical study costs incurred during the three and six months ended June 30, 2016, as compared to the corresponding 2015 periods. We expect our IMO-9200 external development expenses to decrease during 2016, as compared to 2015, as we review our strategic options related to the future development of IMO-9200.

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

The decreases in other drug development expenses in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were primarily due to lower consulting costs during the three and six months ended June 30, 2016, costs associated with the manufacture of IMO-2055 drug supply during the three months ended June 30, 2015, and the inclusion in other drug development expenses of IMO-2125 development expenses incurred prior to the commencement of its clinical development in our immuno-oncology program in July 2015. Costs associated with the clinical development of IMO-2125 since July

2015 are included in IMO-2125 external development expenses. The decreases in other drug development expenses were partially offset by the cost of additional headcount associated with our expanded drug development programs and costs associated with the manufacture of 3GA drug supplies in the three and six months ended June 30, 2016.

Basic Discovery Expenses. These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. The increases in basic discovery expenses in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were primarily due to increases in payroll and stock-based compensation, the costs of laboratory supplies and facilities expenses during the three and six months ended June 30, 2016. The increases in basic discovery expenses in the three and six months ended June 30, 2016 were partially offset by decreases in external research and recruiting expenses in the three and six months ended June 30, 2016.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing clinical trials of IMO-8400, our ongoing clinical trial of IMO-2125, and our ongoing development of compounds in our 3GA program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses decreased by $43,000 from $3,821,000 in the three months ended June 30, 2015, to $3,778,000 in the three months ended June 30, 2016 and increased by $36,000, from $7,658,000 in the six months ended June 30, 2015, to $7,694,000 in the six months ended June 30, 2016. General and administrative expenses consist primarily of salary expense, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

The changes in general and administrative expenses during the three and six months ended June 30, 2016 reflect increases in salary expense, legal fees associated with our patent filing and maintenance and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance and the related internal control audit, offset by decreases in corporate legal fees and investor relations expenses as compared to the three and six months ended June 30, 2015. The changes in general and administrative expenses during the six months ended June 30, 2016 also reflect an increase in stock-based compensation.

Interest Income

Interest income increased by $35,000, from $75,000 in the three months ended June 30, 2015 to $110,000 in the three months ended June 30, 2016 and increased by $114,000, from $116,000 in the six months ended June 30, 2015 to $230,000 in the six months ended June 30, 2016. The increases were primarily due to higher investment balances in the three and six months ended June 30, 2016 resulting from the investment of funds obtained from our follow-on underwritten public offering in February 2015 and warrant and option exercises since June, 2015.

Interest Expense

Interest expense decreased during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to a decrease in the outstanding principal amount of our note under our loan and security agreement with Oxford Finance LLC.

Net Loss

As a result of the factors discussed above, our net loss was $13,485,000 for the three months ended June 30, 2016, compared to $12,719,000 for the three months ended June 30, 2015 and $26,308,000 for the six months ended June 30, 2016, compared to $25,200,000 for the six months ended June 30, 2015. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2016, we incurred losses of $266,196,000. We also incurred net losses of $260,193,000 prior to December 31, 2000 during which time we were primarily involved in the development of earlier generation antisense technology. Since our inception, we had an accumulated deficit of $526,389,000 through June 30, 2016. We expect to continue to incur substantial operating losses in the future.

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

Cash Flows

Six Months Ended June 30, 2016

As of June 30, 2016, we had approximately $64,096,000 in cash, cash equivalents and investments, a net decrease of approximately $23,061,000 from December 31, 2015. Net cash used in operating activities totaled $22,514,000 during the six months ended June 30, 2016, reflecting our $26,308,000 net loss for the period, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $20,057,000 net cash provided by investing activities during the six months ended June 30, 2016 reflects proceeds from the maturity of $21,296,000 of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, and proceeds from the sale of $1,974,000 of available-for-sale securities, partially offset by the purchase of $2,946,000 of available-for-sale securities and payments for the purchase of $267,000 in property and equipment.

The $65,000 net cash used in financing activities during the six months ended June 30, 2016 reflects $127,000 in payments on our note payable, partially offset by $67,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP.

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

The $41,971,000 net cash used in investing activities during the six months ended June 30, 2015 reflects the purchase of $56,196,000 of available-for-sale securities, the maturity of $13,602,000 of available-for-sale securities, the sale of $999,000 of available-for-sale securities, and payments for the purchase of $376,000 in property and equipment.

The $80,938,000 net cash provided by financing activities during the six months ended June 30, 2015 primarily reflects $80,599,000 in net proceeds from our follow-on underwritten public offering of our common stock in February 2015 and $343,000 in net proceeds from employee stock purchases under our ESPP and the exercise of common stock options.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $526,389,000 at June 30, 2016. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of July15, 2016, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $64,096,000 at June 30, 2016. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	continue our ongoing Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with metastatic melanoma and begin a second clinical trial with IMO-2125;

•	continue our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	continue our ongoing development of compounds in our 3GA program.

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

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

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the financial statements in this Quarterly Report on Form10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2016, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. We do not own auction rate securities or derivative financial investment instruments in our investment portfolio. At June 30, 2016, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds and municipal bonds classified in short-term investments on the accompanying balance sheet and municipal bonds classified in long-term investments on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had cash, cash equivalents and investments of approximately $64.1 million at June 30, 2016. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the third quarter of 2017. Specifically, we believe that our available funds will be sufficient to enable us to:

•	complete our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and our ongoing Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	continue our ongoing Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with metastatic melanoma and begin a second clinical trial with IMO-2125;

•	continue our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	review our strategic options related to the future development of IMO-9200; and

•	continue our ongoing development of compounds in our 3GA program.

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

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of June 30, 2016, we had an accumulated deficit of $526.4 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to June 30, 2016, we incurred losses of $266.2 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of June 30, 2016, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of drug candidates under our 3GA program. For instance:

•	we are conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with metastatic melanoma and plan to begin a second clinical trial with IMO-2125;

•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	we conducted a Phase 1 clinical trial of IMO-9200 in healthy subjects and are reviewing our strategic options related to the future development of IMO-9200; and

•	we are developing compounds in our 3GA program.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our genetically defined forms of B-cell lymphoma, rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our 3GA program.

Our ability to generate milestone and royalty revenues under our collaborations with Merck & Co. and GSK, and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed under the collaborations.

Our efforts, and the efforts of Merck & Co. and GSK, to develop and commercialize compounds are at an early stage and are subject to many challenges. For instance, we previously experienced a setback with respect to our program for IMO-2125 for hepatitis C. In April 2011 we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations.

We are conducting multiple clinical trials of IMO-8400 in different indications. If patients in any of these trials experience adverse safety events, we may be required to delay, discontinue or modify all of our clinical trials of IMO-8400.

We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR antagonist candidates in broader autoimmune disease indications and with respect to additional applications of our 3GA technology program. Our previous setback with respect to our program for IMO-2125 for the treatment of patients with chronic hepatitis C virus could negatively impact our ability to license any of such compounds to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;

•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;

•	timely enrollment in clinical trials of IMO-8400, IMO-2125 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;

•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

•	the ability to combine our drug candidates and the drug candidates being developed by Merck & Co. and any other collaborators safely and successfully with other therapeutic agents;

•	achieving and maintaining compliance with all regulatory requirements applicable to the products;

•	establishment of commercial manufacturing arrangements with third-party manufacturers;

•	the ability to secure orphan drug exclusivity for our drug candidates either alone or in combination with other products;

•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;

•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;

•	competition from other companies and their therapies;

•	changes in treatment regimens;

•	favorable market conditions in which to raise additional capital;

•	the strength of our intellectual property portfolio in the United States and abroad; and

•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

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

In June 2015, we entered into a strategic clinical research alliance with MD Anderson to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. We initiated the first trial from the research alliance, a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma in the fourth quarter of 2015. While we have evaluated the safety profile of IMO-2125 in previous trials and, as a marketed product, the safety profile of ipilimumab is known, the safety profile of the combination of IMO-2125 and ipilimumab has not been evaluated in previous trials and may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of IMO-2125 in combination with ipilimumab, or any other checkpoint inhibitor. We are planning to expand the Phase 1/2 clinical trial to include the assessment of safety and efficacy of IMO-2125, administered intra-tumorally in combination with pembrolizumab, an anti PD-1 antibody. As a marketed product, the safety profile of pembrolizumab is known, the safety profile of the combination of IMO-2125 and pembrolizumab has not been evaluated in previous trials and may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of IMO-2125 in combination with pembrolizumab, or any other checkpoint inhibitor.

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

The future success of our 3GA technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications for development of drug candidates generated from our 3GA technology. We are developing 3GA compounds against two gene targets, NLRP3 and DUX4, which we have begun to advance into IND enabling studies. However, many steps must be successfully achieved prior to the declaration of a 3GA drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable products as a result of our efforts with respect to our 3GA technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, because there are a limited number of patients with Waldenström’s macroglobulinemia or patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and a limited number of patients with dermatomyositis, or other rare diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipated. In addition, the relapsed or refractory DLBCL patients that we are seeking to enroll in our Phase 1/2 clinical trial of IMO-8400 typically have late stage disease, which confers a very poor prognosis. As a result, some patients we observed, who screen positive for the MYD88 L265P oncogenic mutation based on tumor tissue testing, may experience rapid deterioration that precludes them from meeting clinical trial eligibility criteria and they are unable to enroll into the trial. If enrolled, the disease in these patients may be too advanced for them to derive any clinically meaningful benefit from treatment or for their participation in the clinical trial to contribute meaningful data to the clinical trial. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Moreover, only one oligonucleotide anti-sense drug, Kynamro®, has been approved by the FDA for marketing in the United States since 1998 and is currently being marketed.

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

We are developing our TLR-targeted drug candidates for use in the treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and in our immuno-oncology program. One of our drug candidates, IMO-8400, is in clinical development for the treatment of certain genetically defined forms of B-cell lymphoma, including Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation. We initiated a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in the fourth quarter of 2015. Through our clinical alliance partner MD Anderson, we also initiated a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma in the fourth quarter of 2015. We also entered into a collaborative alliance agreement with GSK, and expect to seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our 3GA technology program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are developing IMO-8400 for the treatment of certain genetically defined forms of B-cell lymphoma. There are currently no drugs specifically approved for the treatment of Waldenström’s macroglobulinemia or DLBCL harboring the MYD88 L265P oncogenic mutation other than Ibrutinib, which is marketed as Imbruvica® by Pharmacyclics, Inc., and which was approved in January 2015 for the treatment of Waldenström’s macroglobulinemia in the United States. Currently, patients with any form of non-Hodgkin lymphoma are most often treated with the monoclonal antibody rituximab and/or with one or more chemotherapeutic agents. Rituximab is co-marketed in the United States by Biogen Idec Inc., Genentech Inc. and Hoffmann-La Roche, and Chugai Pharmaceutical Co., Ltd. in territories outside the United States. We believe there are additional compounds in development for the treatment of genetically defined forms of B-cell lymphoma, including an inhibitor of interleukin-1 receptor-associated kinase 4, which is being developed by Nimbus Discovery, Inc.

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

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by recent efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors and Checkmate is conducting a Phase 1b clinical trial of an investigational TLR9 agonist in combination with a checkpoint inhibitor.

Many of the drug development programs in dermatomyositis are focusing on expanding the use of drugs approved in different indications through investigator sponsored studies such as the ongoing studies of the monoclonal antibodies, belimumab and tocilizumab. We are not aware of other new chemical or molecular entities being developed for the treatment of dermatomyositis.

We are also developing 3GA drug candidates that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our 3GA technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners. Ionis is currently marketing an antisense drug, Kynamro, and has several antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam and its partners. Alnylam is developing multiple RNAi-based technologies and has several drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically:

•	we are conducting a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström’s macroglobulinemia and a Phase 1/2 clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation;

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with metastatic melanoma and we plan to expand the trial to include a cohort evaluating IMO-2125 in conjunction with pembrolizumab, an anti-PD1 antibody;

•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis;

•	we conducted a Phase 1 clinical trial of IMO-9200 in healthy subjects and are reviewing our strategic options related to the future development of IMO-9200; and

•	we are developing compounds in our 3GA program.

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

We may not be able to obtain orphan drug exclusivity for applications of our TLR drug candidates.

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

We plan to develop companion diagnostics for our TLR antagonist drug candidates in our genetically defined forms of B-cell lymphoma program. We expect that, at least in some cases, the FDA and similar regulatory authorities outside the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our TLR antagonist drug candidates specifically for the treatment of patients with a genetically defined form of B-cell lymphoma. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, companion diagnostics are regulated as medical devices and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

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

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR candidates in broader disease indications and with respect to additional applications of our 3GA technology program. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain genetically defined forms of B-cell lymphoma and rare diseases and on 3GA drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our 3GA technology. For example, potential partners may note that our TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential partners may also be reluctant to establish collaborations with respect to IMO-2125, given our setback with respect to this drug candidate. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

We do not know whether any of our currently pending patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, held unenforceable, narrowed in the course of a post-issuance proceeding or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Moreover, intellectual property laws may change and negatively impact our ability to obtain issued patents covering our technologies or to enforce any patents that issue. Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage provided by the patent.

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

As of July 15, 2016, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-

8400, IMO-9200, IMO-2125 and IMO-2055, as well as other compounds. As of July 15, 2016, all of our intellectual property covering immune modulatory compositions and methods of their use is based on discoveries made solely by us. These patents expire at various dates ranging from 2017 to 2034. With respect to IMO-8400, we have issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that have statutory expiration dates in 2031. With respect to IMO-9200, we have one U.S. patent application and one issued U.S. patent that cover the chemical composition for IMO-9200 and methods of its use. The issued patent has a statutory expiration date in 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that has a statutory expiration date in 2026. With respect to IMO-2055, we have issued patents that cover the chemical composition of matter of IMO-2055 and certain methods of its use, including in combination with marketed cancer products, with the composition claims expiring in 2023.

As of July 15, 2016, we owned two issued U.S. patents, 21 issued foreign patents, seven pending U.S. patent applications and 12 foreign patent applications related to our 3GA compounds and methods of their use. The issued patents covering our 3GA technologies have statutory expiration dates in 2030 and 2031.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of July 15, 2016, our antisense patent portfolio included more than five issued U.S. patents and more than 20 issued patents throughout the rest of the world. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2023.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of July 15, 2016, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

As of July 15, 2016, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 7,014,015 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of July 15, 2016, Baker Brothers beneficially owned 5.9% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of July 15, 2016, Baker Brothers would have beneficially owned 30.3% of our common stock. The information in this paragraph is based on a Schedule 13G filed with the SEC on February 16, 2016 and on Form 4s filed with the SEC on April 5, 2016 and July 6, 2016 and on information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file a registration statement to register for resale the shares of our common stock, including shares issuable upon the exercise of warrants, held by Baker Brothers. We filed this registration statement in the first quarter of 2016.

As of July 15, 2016, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 18,467,714 shares of our common stock and warrants to purchase up to 11,962,731 shares of our common stock at exercise prices ranging from $0.47 per share to $1.46 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities and their affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the securities held by the Pillar Investment Entities, as of July 15, 2016, the Pillar Investment Entities beneficially owned 19.99% of our outstanding common stock. If the warrants held by the Pillar Investment Entities could be exercised without these limitations, then as of July 15, 2016, the Pillar Investment Entities would have beneficially owned 22.9% of our common stock. The information in this paragraph is based on information provided to us by the Pillar Investment Entities and on Form 4s filed with the SEC on April 5, 2016 and July 6, 2016.

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

Our stock price has been volatile. During the period from January 1, 2015 to July 15, 2016, the closing sales price of our common stock ranged from a high of $5.37 per share to a low of $1.32 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

IDERA PHARMACEUTICALS, INC.

Date: August 2, 2016	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	/s/ Louis J. Arcudi, III
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