Form 10-K
period 2016-12-31
IDERA PHARMACEUTICALS, INC.
filed 2017-03-15
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $145,406,315 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2016. As of February 15, 2017, the registrant had 149,093,717 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on June 7, 2017 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Item 1.Business.

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

Our business strategy is focused on the clinical development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We believe we can develop and commercialize these targeted therapies on our own.  To the extent we seek to develop drug candidates for broader disease indications, we may explore potential collaborative alliances to support development and commercialization.

INTERNAL RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Development Status

Programs for the Modulation of Specific Toll-like Receptors

Immuno-oncology
IMO-2125	Anti-PD-1 Refractory Metastatic Melanoma Refractory Solid Tumors

Phase 1/2 clinical trial in combination with ipilimumab and pembrolizumab

Anticipated completion of enrollment in ipilimumab combination arm of the Phase 2 portion of the trial in the second half of 2017.

Phase 1 monotherapy trial in multiple tumor types – Anticipated initiation in 2017.

Phase 2 trial in combination with various checkpoint inhibitors in multiple tumor types –Anticipated initiation in the second half of 2017.

Rare Diseases
IMO-8400	Dermatomyositis	Phase 2 clinical trial – Anticipated completion of trial enrollment in the second half of 2017. Data anticipated to be available in early 2018.

Third-generation Antisense
IDRA-008	Undisclosed Liver Target for Rare Disorder	Research / IND-enabling activities underway – Anticipated IND submission in the first half 2018.

EXTERNAL RESEARCH AND DEVELOPMENT PROGRAMS

Drug Candidate(s)	Indication / Application	Status

3GA Compound	Renal Target	Collaboration with GSK for undisclosed renal targets entered into in 2015. Candidate selection by GSK anticipated in the first half 2018.

IMO-9200	Non-malignant Gastrointestinal Disorders	Exclusive license and collaboration agreement with Vivelix entered into in 2016.

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

Intra-tumoral IMO-2125 Development Program in Immuno-oncology

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately fifty percent of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor micro environment. Because TLR9 agonists stimulate the immune system, we believe that there is a scientific rationale to evaluate the combination of intra-tumoral injection of our TLR9 agonists with checkpoint inhibitors. Specifically, we believe that intra-tumoral injection of our TLR9 agonists activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. In studies in preclinical cancer models conducted in our laboratories, intra-tumoral injection of TLR9 agonists has potentiated the anti-tumor activity of multiple checkpoint inhibitors in multiple tumor models. These data have been presented at a number of scientific conferences from 2014 through 2016. We believe that these data support evaluation of combination regimens including the combination of a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

We are initially developing IMO-2125 for use in combination with checkpoint inhibitors for the treatment of  patients with anti-PD1 refractory metastatic melanoma. We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 20,000 people will have metastatic melanoma and approximately 13,000 of those people will have metastatic melanoma that is anti-PD1 refractory. We also believe that TLR9 agonists may be useful in other tumor types that are unaddressable with current immunotherapy due in part to low mutation load and low dendritic cell infiltration, which include non-small cell lung cancer, head and neck cancer, renal cell cancer and bladder cancer. We believe, based on internal commercial research that we conducted, that in the United States, by 2025, approximately 160,000 people will have tumor types that are addressable with current immunotherapy and approximately 70,000 of those people will have tumor types that are anti-PD1 refractory.

In June 2015, we entered into a strategic research alliance with the University of Texas, MD Anderson Cancer Center, or MD Anderson, to commence clinical development of IMO-2125 in combination with checkpoint inhibitors. In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory). We subsequently amended the trial protocol to enable an additional arm to study the combination of IMO-2125 with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co. in the same patient population. In the Phase 1 portion of this clinical trial, escalating doses of IMO-2125 ranging from 4 mg through 32 mg in the ipilimumab arm and ranging from 8 mg through 32 mg in the pembrolizumab arm are being administered intra-tumorally into a selected tumor lesion, together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of IMO-2125 when administered intra-tumorally in combination with ipilimumab or pembrolizumab. The primary objectives of the Phase 2 portion of the trial will be to characterize the safety of the combinations and determine the activity of the combinations utilizing immune-related response criteria. Additionally, a secondary objective of the Phase 2 portion of the trial will be to assess treatment response using traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the entire Phase 1/2 trial may enroll approximately 60 to 80 patients across both ipilimumab and pembrolizumad arms.

In September 2016, we disclosed early clinical results from the 4 mg and 8 mg dosing cohorts of the Phase 1 ipilimumab combination portion of the trial in which three of six evaluable patients demonstrated clinical responses (one complete response and two partial responses). We also disclosed that the drug was well tolerated through the initial dosing of the 16 mg dosing cohort. We have completed enrollment in the dose escalation phase in the ipilimumab arm of the trial as well as the 8 mg dosing cohort in the pembrolizumab arm of the trial. We presented available translational, efficacy and safety data findings from the 4 mg, 8 mg and 16 mg dosing cohorts in the ipilimumab arm during an oral presentation at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2016.  In February 2017, we provided a further update in a poster session at the joint meeting of the American Society of Clinical Oncology (ASCO)-SITC Meeting here we  disclosed that the drug was well tolerated through the initial dosing of the 32mg mg dosing cohort with ipilimumab as well as through the initial dosing of the first, i.e. 8mg, cohort with pembrolizumab.

We plan to transition to the Phase 2 portion of the clinical trial following determination of the recommended Phase 2 dose. We anticipate that in the Phase 2 portion of the trial for the ipilimumab combination arm, additional patients will receive intra-tumoral IMO-2125 in combination with ipilimumab at the recommended dose determined by the Phase 1 portion of the trial. We anticipate that the Phase 2 portion of the trial will enroll a total of 21 patients at multiple clinical sites.

Additionally, we are planning to initiate a Phase 1 trial with IMO-2125 administered as a single agent intra-tumorally in multiple tumor types. We are also planning to initiate a Phase 2 clinical trial with IMO-2125 administered intra-tumorally together with other checkpoint inhibitors in multiple tumor types.

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

Dermatomyositis is a rare, debilitating, inflammatory muscle and skin disease associated with significant morbidity, decreased quality of life and an increased risk of premature death. While the cause of dermatomyositis is not well understood, the disease process involves immune system attacks against muscle and skin that lead to inflammation and tissue damage. Major symptoms can include progressive muscle weakness, severe skin rash, calcium deposits under the skin (calcinosis), difficulty swallowing (dysphagia) and interstitial lung disease. We believe, based on internally conducted commercial research, that dermatomyositis affects approximately 25,000 people in the United States, and is about twice as common in women as men, with a typical age of onset between 45 and 65 years in adults. Dermatomyositis represents one form of myositis, a spectrum of inflammatory muscle diseases that also includes juvenile dermatomyositis, polymyositis and inclusion body myositis.

In December 2015, we initiated a Phase 2, randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability and treatment effect of IMO-8400 in adult patients with dermatomyositis. Eligibility criteria include evidence of active skin involvement. Patients in the trial are randomized to one of three groups to receive once weekly subcutaneous injections of: placebo, 0.6 mg/kg of IMO-8400 or 1.8 mg/kg of IMO-8400, in each case, for a period of 24 weeks. The trial is expected to enroll approximately 36 patients and is being conducted at approximately 22 centers in the United States, the United Kingdom, Hungary and Sweden. The primary efficacy endpoint is the change from baseline in the Cutaneous Dermatomyositis Disease Area and Severity Index (CDASI), a validated outcome measure of skin disease. Additional exploratory endpoints include muscle strength and function (which are among the International Myositis Assessment & Clinical Studies Group (IMACS) core set measures), patient-reported quality of life and biochemical markers of disease activity.

Third-generation Antisense (3GA)

Third-generation Antisense (3GA) Technology to Target mRNA

We are developing our 3GA technology to "turn off" the mRNA associated with disease causing genes. We have designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies.

Our focus is on creating 3GA candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications and gene targets in our 3GA program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism of action; unmet medical need to allow for a rapid development path to approval and commercial opportunity.  To date we have created 22 novel 3GA compounds for specific gene targets that are potentially applicable across a wide variety of therapeutic areas.  These areas include rare diseases, oncology, autoimmune disorders, metabolic conditions, single point mutations and others.  Our current activities with respect to these compounds range from cell culture through investigational new drug, or IND, application-enabling toxicology.

In January 2017, we announced that we had selected our first candidate to enter clinical development.  We are planning to develop IDRA-008 for a well-established liver target with available pre-clinical animal models and well-known clinical endpoints.  IDRA-008 has potential for both broad and rare disease applications.

In November 2015, we entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease, which agreement we refer to as the GSK Agreement.  Under this collaboration, we are creating multiple development candidates to address the initial target designated by GSK.  From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development.  Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

Additional Programs

IMO-9200 for Autoimmune Disease.    We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In 2015, we completed a Phase 1 clinical trial of IMO-9200 in healthy subjects as well as additional preclinical studies of IMO-9200 for autoimmune diseases. In 2015, we determined not to proceed with the development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of our company.  In November 2016, we entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd., or Vivelix, granting Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR7, 8, and 9, for non-malignant gastrointestinal disorders, which agreement we refer to as the Vivelix Agreement.

IMO-8400 for B-Cell Lymphomas.   In December 2013, we initiated a Phase 1/2 clinical trial of IMO-8400 in patients with Waldenström's macroglobulinemia, and in March 2014, we initiated a Phase 1/2 clinical trial of IMO-8400 in diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation.

In September 2016, we announced that we had suspended internal development of IMO-8400 for B-cell lymphomas, including our ongoing trials in Waldenström's macroglobulinemia and DLBCL.  We are exploring strategic alternatives for IMO-8400 in these indications. This decision was based upon our prioritization of the clinical development plans for IMO-2125 and our assessment that the level of clinical activity seen in the Waldenström's macroglobulinemia trial would not support the development of IMO-8400 for these indications as a monotherapy, the very slow enrollment rate in DLBCL and our commercial assessment. The trial of IMO-8400 in DLBCL is now closed. We plan to finish treating patients in the trial of IMO-8400 in Waldenström's macroglobulinemia but enrollment of new patients has been suspended. In these trials under our B-cell lymphoma program, IMO-8400 was generally well tolerated at all dose levels evaluated, with only one treatment-related discontinuation due to adverse events and no dose reductions. The treatment-related discontinuation involved a single patient who experienced a serious adverse event that was possibly related to IMO-8400.

In October 2016, we presented interim clinical data from the Phase 1/2 clinical trial of IMO-8400 in Waldenström's macroglobulinemia, which showed signals of positive clinical activity as well as safety in the first four dosing cohorts of the trial.

Collaborative Alliances

We may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. We may also seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our 3GA program. We are currently party to collaborations with Vivelix, GSK, Abbott Molecular, and Merck & Co.

Vivelix

In November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR 7, 8 and 9, for non-malignant gastrointestinal disorders (the GI Field or Field as defined in the Vivelix Agreement) and certain back-up compounds to IMO-9200.

In accordance with the Vivelix Agreement, a Joint Research Committee or JRC, was formed with equal representation from us and Vivelix. The responsibilities of the JRC, include, but are not limited to monitoring the progress of the research program, advising on the designation of back-up compounds, sharing information between the parties and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JRC, Vivelix has final decision making authority.

In connection with the Vivelix Agreement, we transferred certain drug material to Vivelix for Vivelix’s use in its development activities.  Vivelix is solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds to IMO-9200.

If requested by Vivelix pursuant to the Vivelix Agreement, we will create, characterize and perform research on back-up compounds.  Such activity is to be mutually agreed upon and moderated by the JRC.  The research period commenced with the execution of the agreement and will last for one year.  Vivelix may extend the research period by up to two one year periods.  During the research period, the parties will agree on the number of full time equivalents to work on the program.  Vivelix will reimburse us at an annual market rate for the services rendered.

Vivelix has certain rights under the agreement whereby it may (i) exercise the right of first refusal, (ii) the right of first negotiation to obtain an exclusive license for any compound controlled by us that has activity in the field of inflammatory bowel disease and (iii) the right to request an expanded Field beyond the GI Field.

 Under the terms of the Vivelix Agreement, we received an upfront, non-refundable fee of $15 million.  In addition, we will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.  Additionally, under the terms of the agreement and if requested by and at Vivelix’s expense, we are responsible for developing potential back-up compounds to IMO-9200.  As it relates to back-up compounds, we will be eligible for related designation payments and development, regulatory sales and milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.

GlaxoSmithKline Intellectual Property Development Limited

In November 2015, we entered into the GSK Agreement to license, research, develop and commercialize pharmaceutical compounds from our 3GA technology for the treatment of selected targets in renal disease. The initial collaboration term is currently anticipated to last between two and four years from signing. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, we received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  We are eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments.  Approximately $9 million of these milestone payments are payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments based on net sales of licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

Abbott Molecular

In May 2014, we entered into a development and commercialization agreement with Abbott Molecular for the development of an in vitro companion diagnostic for use in our clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, we are required to pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration, or FDA. This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if we are required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs.

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

We are permitted to terminate the agreement upon 90 days written notice to Abbott Molecular and, under circumstances specified in the agreement, payment of a termination fee and wind-down costs. The parties also may terminate the agreement based on uncured material breaches by or the bankruptcy or insolvency of the other party, and each party has the right to terminate the agreement in the event of specified permanent injunctions based on infringement of third party intellectual property rights.

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

Licensing Agreements

We have not licensed any rights to our TLR technology to any third party other than under the Vivelix Agreement and our exclusive license and research collaboration agreement with Merck & Co. We have not in-licensed any technology for our TLR program. We have licensed specified rights related to early generation antisense technology to certain parties. We also have in-licensed certain rights related to antisense technology. We have licensed specific rights related to 3GA technology for renal disease to GSK.

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

Research and Development Expenses

For the years ended December 31, 2016, 2015 and 2014, we spent approximately $39.8 million, $33.7 million, and $27.5 million, respectively, on research and development activities.

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

As of February 15, 2017, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and IMO-2125, as well as other compounds. These patents expire at various dates ranging from 2023 to 2034. With respect to IMO-8400, we have three issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that have an earliest statutory expiration date in 2031. With respect to IMO-9200, we have one issued U.S. patent and two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use that have an earliest statutory expiration date in 2034. With respect to IMO 2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2025.

As of February 15, 2017, we owned two issued U.S. patents, 21 issued foreign patents, seven pending U.S. patent applications and 12 foreign patent applications related to our 3GA compounds and methods of their use. The issued patents covering our 3GA technologies have earliest statutory expiration date in 2030.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of February 15, 2017, our antisense patent portfolio includes four U.S. patents. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Under our collaborative agreement with Merck & Co., Merck & Co. is responsible for manufacturing the drug candidates. Under our collaborative agreement with GSK, GSK is responsible for manufacturing clinical drug candidates. Under our collaborative agreement with Vivelix, Vivelix is responsible for manufacturing clinical drug candidates.

Competition

We are developing our TLR-targeted drug candidates for use in our immuno-oncology program and in the treatment of certain rare diseases. Through our clinical alliance partner MD Anderson, we also initiated a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma in the fourth quarter of 2015. We also initiated a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis in the fourth quarter of 2015.  We also entered into a collaborative alliance agreement with GSK and expect to continue to seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our 3GA technology program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are aware of other companies including Dynavax, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc, Checkmate Pharmaceuticals, Inc. and Hoffmann-La Roche that are developing TLR agonists and antagonists for various indications, including oncology and rare diseases.

Application of TLR Agonists in Immuno-Oncology

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, we expect that our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is conducting a Phase 1/2 clinical trial of an investigational TLR9 agonist in combination with checkpoint inhibitors.

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

Third-generation Antisense (3GA) Technology to Target RNA

We are developing 3GA drug candidates that we have created using our proprietary technology, to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our 3GA technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners, as well as WAVE Life Sciences and its partner. Ionis is currently marketing an antisense drug, Kynamro, and Biogen recently received FDA approval for its antisense drug Spinraza for spinal muscular atrophy. Ionis has over two dozen antisense drug candidates in clinical trials. In the field of RNAi, we compete with Alnylam, Dicerna, Miragen, and their respective partners. For example, Alnylam is developing multiple RNAi-based technologies and has six drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, which for federal fiscal year 2017 is $2,038,100.  The sponsor of an approved NDA is also subject to annual product and establishment user fees, which for 2017 are $97,750 per product and $512,200 per establishment.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an Abbreviated New Drug Application, or ANDA, or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act, or the Cures Act, into law.  The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs.  It authorizes increasing funding for FDA to spend on innovation projects.  The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.  The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research.  It also charges NIH with leading and coordinating expanded pediatric research.  Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies.  To that end, and among other provisions, the Cures Act reauthorizes the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Clinical Trial Approval in the EU

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.  In April 2014, the EU adopted a new Clinical Trials Regulation, which will be directly applicable to and binding without the need for any national implementing legislation.  Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

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

Healthcare Reform in the United States

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, or the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to potential drug candidates are:

•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•expanded the types of entities eligible for the 340B drug discount program;

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•established the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

With the new Presidential administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA.  To that end, on January 20, 2017, the President issued an Executive Order  Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.  The Executive Order declares that, pending repeal of the PPACA, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the Act, and prepare to afford the States more flexibility and control to create a more free and open healthcare market.  The Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the PPACA to exercise their authority and discretion to waive, defer, grant exemptions from, or delay the implementation of any provision or requirement of the PPACA that would impose a fiscal burden on any State or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance, or makers of medical devices, products, or medications.

With respect to repeal of the PPACA and its replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.

Segment and Geographical Information

We operate in a single operating segment. For segment and geographical financial information, see Note 2(i) to the financial statements appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference.

Employees

As of February 15, 2017, we employed 62 individuals, 38 of whom are engaged in research and development and 19 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

We had cash, cash equivalents and investments of approximately $109.0 million at December 31, 2016.  We believe that, based on our current operating plan, our existing cash, cash equivalents and investments,  will enable us to fund our operations into the second quarter of 2018. Specifically, we believe that our available funds will be sufficient to enable us to:

•	participate in an FDA End-of-Phase 1 meeting to obtain FDA feedback on the regulatory pathway for IMO-2125;
•

complete our ongoing Phase 1/2 clinical trial of IMO-2125 in combination with ipilimumab or pembrolizumab in anti-PD1 refractory metastatic melanoma and complete the enrollment in the Phase 2 portion of this trial;

•	prepare for the initiation of a pivotal Phase 3 clinical trial of IMO-2125 in combination with a checkpoint inhibitor for the treatment of anti-PD1 refractory metastatic melanoma;
•	initiate a Phase 1 intra-tumoral monotherapy clinical trial of IMO-2125 in multiple refractory tumor types;
•	initiate a Phase 2 multi-arm clinical trial of IMO-2125 in combination with a checkpoint inhibitor in multiple refractory tumor types;
•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•	submit an IND and initiate a Phase 1 human clinical proof-of-concept trial of IDRA-008.

We expect that we will need to raise additional funds in order to conduct any other clinical development of our TLR drug candidates or to conduct any other development of our 3GA technology, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe the key factors that will affect our ability to obtain funding are:

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2016, we had an accumulated deficit of $538.5 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2016, we incurred losses of $278.3 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2016, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our rare disease program. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates for the treatment of certain rare diseases and in our immuno-oncology program. We also plan to invest substantial time and resources to further advance the development of drug candidates under our 3GA program. For instance:

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma;
•	we plan to conduct additional clinical trials of IMO-2125 in our immuno-oncology program both as a monotherapy and in combination with checkpoint inhibitors for the treatment of multiple tumor types;
•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•	we are developing compounds in our 3GA program and plan to initiate a Phase 1 clinical trial of IDRA-008.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our 3GA program.

Our ability to generate milestone and royalty revenues under our collaborations with Vivelix, GSK and Merck & Co., and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed under the collaborations.

Our efforts, and the efforts of Vivelix, GSK and Merck & Co., to develop and commercialize compounds are at an early stage and are subject to many challenges. For instance, we previously experienced a setback with respect to our program for IMO-2125 for hepatitis C. In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations. Additionally, in September 2016, we discontinued our development program of IMO-8400 for the treatment of B-cell lymphomas and suspended our ongoing Phase 1/2 clinical trials of IMO-8400 in patients with Waldenström's macroglobulinemia and in patients with DLBCL harboring the MYD88 L265P oncogenic mutation due to several factors, including the lack of a strong clinical signal for Waldenström's macroglobulinemia patients and the inability to adequately enroll patients with DLBCL.

We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonists and antagonist candidates and with respect to additional applications of our 3GA technology program. Our previous setbacks with respect to our program for IMO-2125 in patients with chronic hepatitis C virus and our program for IMO-8400 in patients with B-cell lymphomas could negatively impact our ability to license any of such compounds, or any of our other compounds, particularly related compounds, to a third party.

Our ability to successfully develop and commercialize these drug candidates, or other potential drug candidates, will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;
•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;
•	timely enrollment in clinical trials of IMO-8400, IMO-2125 and other drug candidates, which may be slower than anticipated, potentially resulting in significant delays;
•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;

•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;
•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;
•	the ability to combine our drug candidates and the drug candidates being developed by our collaborators and any other collaborators safely and successfully with other therapeutic agents;
•	achieving and maintaining compliance with all regulatory requirements applicable to the products;
•	establishment of commercial manufacturing arrangements with third-party manufacturers;
•	the ability to secure orphan drug exclusivity for our drug candidates either alone or in combination with other products;
•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;
•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;
•	competition from other companies and their therapies;
•	changes in treatment regimens;
•	favorable market conditions in which to raise additional capital;
•	the strength of our intellectual property portfolio in the United States and abroad; and
•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

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

In September 2016, we disclosed early clinical results from the Phase 1 portion of our ongoing Phase 1/2 clinical trial of IMO-2125. It is important to note that the clinical responses reported from the first two dosing cohorts of the Phase 1 portion of the trial were observed in only three of the patients enrolled through the second cohort, were achieved in an open-label setting, are not statistically significant, and might not be achieved by any other patient treated with IMO-2125. In February 2017, we provided a further update in a poster session at the joint meeting of the American Society of Clinical Oncology (ASCO)-SITC Meeting where we  disclosed that the drug was well tolerated through the initial dosing of the 32mg mg dosing cohort with ipilimumab as well as through the initial dosing of the first, i.e. 8mg, cohort with pembrolizumab. These additional interim results as well as final results from this trial and results of future trials may not be positive or consistent with the results of this trial we have observed to date.

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

The future success of our 3GA technology program depends on our success in identifying and developing marketable products based on such technology. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications for development of drug candidates generated from our 3GA technology. We are also conducting preliminary analysis of 3GA compounds for undisclosed potential gene targets.

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

Furthermore, interim results of a clinical trial do not necessarily predict final results, and failure of any of our clinical trials can occur at any stage of testing. For example, in September 2016, we disclosed positive early data from the first two dosing cohorts of the Phase 1 portion of our ongoing Phase 1/2 clinical trial of IMO-2125. In February 2017, we provided a further update in a poster session at the joint meeting of the American Society of Clinical Oncology (ASCO)-SITC Meeting where we  disclosed that the drug was well tolerated through the initial dosing of the 32mg mg dosing cohort with ipilimumab as well as through the initial dosing of the first, i.e. 8mg, cohort with pembrolizumab.  There is no assurance that any interim results or the final results of our ongoing Phase 1/2 clinical trial or any future trial of IMO-2125 will be positive or consistent with results previously reported. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in preclinical testing and clinical trials than we have, have suffered significant setbacks in clinical trials, even after demonstrating promising results in earlier trials. Moreover, effects seen in nonclinical studies, even if not observed in clinical trials, may result in limitations or restrictions on clinical trials. Numerous unforeseen events may occur during, or as a result of, preclinical testing, nonclinical testing or the clinical trial process that could delay or inhibit the ability to receive regulatory approval or to commercialize drug products.

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

Moreover, only one oligonucleotide antisense drug, Kynamro®, has been approved by the FDA for marketing in the United States since 1998 and is currently being marketed.

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

Our setbacks with respect to our TLR-targeted compounds, together with the setbacks experienced by other companies developing oligonucleotides-based compounds and TLR-targeted compounds, may result in a negative perception of our technology and our TLR-targeted compounds, impact our ability to obtain marketing approval of these drug candidates and adversely affect acceptance of our technology and our TLR-targeted compounds by patients, the medical community and third-party payors.

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

We are aware of other companies including Dynavax, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc, Checkmate Pharmaceuticals, Inc. and Hoffmann-La Roche that are developing TLR agonists and antagonists for various indications, including oncology and rare diseases.

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

We are also developing 3GA drug candidates that we have created using our proprietary technology to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our 3GA technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners, as well as WAVE Life Sciences and its partner. Ionis is currently marketing an antisense drug, Kynamro, and Biogen recently received FDA approval for its antisense drug Spinraza for spinal muscular atrophy.  Ionis has over two dozen antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam, Dicerna, Miragen, and their respective partners. For example, Alnylam is developing multiple RNAi-based technologies and has six drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. As a result, we cannot predict when or if we, or any future collaborators, will obtain marketing approval to commercialize a drug candidate.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, marketing, promotion, sale and distribution, export and import are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We are not permitted to market our drug candidates in the United States or in other countries until we, or any future collaborators, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the United States.

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

Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically:

•	we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma;
•	we plan to conduct additional clinical trials of IMO-2125 in our immuno-oncology program both as a monotherapy and in combination with checkpoint inhibitors for the treatment of multiple tumor types;
•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•	we are developing compounds in our 3GA program and plan to initiate a Phase 1 clinical trial of IDRA-008.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any collaborators we may have to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad, and any approval we are granted for our drug candidates in the United States would not assure approval of drug candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

Even if we, or any future collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our drugs may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any future collaborators, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved drugs and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or our future collaborators, receive marketing approval for one or more of our drug candidates, we, and our future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and our future collaborators, are not able to comply with post-approval regulatory requirements, we, and our future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities and our, or our future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Any of our drug candidates for which we, or our future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, and our future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

Any of our drug candidates for which we, or our future collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, which could include requirements for a restricted distribution system.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•litigation involving patients taking our drug;

•  restrictions on such drugs, manufacturers or manufacturing processes;

•  restrictions on the labeling or marketing of a drug;

•restrictions on drug distribution or use;

•  requirements to conduct post-marketing studies or clinical trials;

•  warning letters or untitled letters;

•withdrawal of the drugs from the market;

•  refusal to approve pending applications or supplements to approved applications that we submit;

•  recall of drugs;

•fines, restitution or disgorgement of profits or revenues;

•  suspension or withdrawal of marketing approvals;

•damage to relationships with any potential collaborators;

•  unfavorable press coverage and damage to our reputation;

•refusal to permit the import or export of drugs;

•  drug seizure; or

•injunctions or the imposition of civil or criminal penalties.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not increase the likelihood that drug candidates will receive marketing approval.

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

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:

•  Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•  Transparency Requirements—federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

•Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are generally broad and are enforced by many different federal and state agencies as well as through private actions.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the Affordable Care Act.  To that end, on January 20, 2017, the President issued an Executive Order  Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.  The Executive Order declares that, pending repeal of the Affordable Care Act, it is imperative for the executive branch to ensure that the law is being efficiently implemented, take all actions consistent with law to minimize the unwarranted economic and regulatory burdens of the Act, and prepare to afford the States more flexibility and control to create a more free and open healthcare market.  The Order directs the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authorities and responsibilities under the Affordable Care Act to exercise their authority and discretion to waive, defer, grant exemptions from, or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any State or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, recipients of healthcare services, purchasers of health insurance, or makers of medical devices, products, or medications.

With respect to repeal of the Affordable Care Act and its replacement with new legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering the costs of healthcare.  At this point, it remains unclear how a repeal or replacements of these programs might affect the prices we, or our collaborators, may obtain for any of our drug candidates for which marketing approval is obtained.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain drug candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States, has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Relating to Collaborators

Our existing collaborations and any collaborations we enter into in the future may not be successful.

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8 and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer's disease. In November 2015, we entered into a collaboration and license agreement with GSK for the development of our 3GA technology for certain renal indications and in November 2016, we entered into a license agreement with Vivelix granting them exclusive rights for the development of IMO-9200 for non-malignant indication of the GI tract.

Any collaboration we enter into may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. The termination or expiration of our agreement with Vivelix, GSK, or Merck & Co. or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

If we are unable to establish additional collaborative alliances, our business may be materially harmed.

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonist and antagonist candidates and with respect to additional applications of our 3GA technology program. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain rare diseases and in our immuno-oncology program and on 3GA drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our 3GA technology. For example, potential collaborators may note that our prior TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential collaborators may also be reluctant to establish collaborations with respect to IMO-2125 or IMO-8400, given our setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of February 15, 2017, we owned more than 45 U.S. patents and patent applications and more than 80 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and IMO-2125, as well as other compounds. These patents expire at various dates ranging from 2023 to 2034. With respect to IMO-8400, we have three issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that have an earliest statutory expiration date in 2031. With respect to IMO-9200, we have one issued U.S. patent and two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use that will expire in 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2025.

As of February 15, 2017, we owned two issued U.S. patents, 21 issued foreign patents, seven pending U.S. patent applications and 12 foreign patent applications related to our 3GA technology and methods of its use. The issued patents covering our 3GA technologies have earliest statutory expiration dates in 2030.

In addition to our TLR-targeted and 3GA patent portfolios, we are the owner of or hold licenses to patents and patent applications related to antisense technology. As of February 15, 2017, our antisense patent portfolio includes four U.S. patents. These antisense patents and patent applications include novel compositions of matter, the use of these compositions for various genes, sequences and therapeutic targets, and oral and other routes of administration. Some of the patents and patent applications in our antisense portfolio were in-licensed. These in-licensed patents expire at various dates through 2021.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of February 15, 2017, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA's cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law. These health care reform laws are intended to broaden access to health insurance; reduce or constrain the growth of health care spending, especially Medicare spending; enhance remedies against fraud and abuse; add new transparency requirements for health care and health insurance industries; impose new taxes and fees on certain sectors of the health industry; and impose additional health policy reforms. Among the new fees is an annual assessment on makers of branded pharmaceuticals and biologics, under which a company's assessment is based primarily on its share of branded drug sales to federal health care programs. Such fees could affect our future prospects for profitability. Although it is too early to determine the effect of the health care legislation on our future prospects for profitability and financial condition, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

As of February 15, 2017, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 10,286,483 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days' prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker

Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of February 15, 2017, Baker Brothers beneficially owned 7.1% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of February 15, 2017, Baker Brothers would have beneficially owned 27.6% of our common stock. The information in this paragraph is based on a Schedule 13G filed with the SEC on February 16, 2016 and a Schedule 13D filed with the SEC on October 11, 2016, on Form 4s filed with the SEC on April 5, 2016,  July 6, 2016, October 11, 2016 and January 5, 2017 and on information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file registration statements to register for resale the shares of our common stock, including shares issuable upon the exercise of warrants, held by Baker Brothers. We filed a registration statement under this agreement in the first quarter of 2016.

As of February 15, 2017, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 21,724,158 shares of our common stock and warrants to purchase up to 9,152,081 shares of our common stock at exercise prices ranging from $0.47 per share to $0.70 per share. In addition, one member of our board of directors is an affiliate of the Pillar Investment Entities. As of February 15, 2017, the Pillar Investment Entities beneficially owned 19.6% of our outstanding common stock.  The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities and their affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities.  The information in this paragraph is based on information provided to us by the Pillar Investment Entities and on Form 4s filed with the SEC on November 7, 2016 and January 5, 2017, a Form 3 filed with the SEC on October 12, 2016 and a Schedule 13D/A filed with the SEC on October 17, 2016.

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

Our stock price has been and may in the future be volatile. During the period from January 1, 2016 to February 15, 2017, the closing sales price of our common stock ranged from a high of $3.00 per share to a low of $1.32 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 27,000 square feet of laboratory and office space located in Cambridge, Massachusetts. The lease expires on August 31, 2022 subject to a five-year renewal option exercisable by us. We also lease approximately 11,000 square feet of office space located in Exton, Pennsylvania. The lease expires on May 31, 2020 subject to a three-year renewal option exercisable by us. We have specified rights to sublease these facilities.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “IDRA” on the Nasdaq Capital Market.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the Nasdaq Capital Market.

	High	Low
2015
First Quarter	$5.48	$3.25
Second Quarter	3.92	2.65
Third Quarter	4.16	2.27
Fourth Quarter	4.42	2.65
2016
First Quarter	$3.10	$1.50
Second Quarter	2.14	1.19
Third Quarter	3.33	1.52
Fourth Quarter	2.66	1.43

Holders

As of February 15, 2017, we had approximately 98 common stockholders of record registered on our books, excluding shares held through banks and brokers.

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

Recent Sales of Unregistered Securities

In November 2016, we issued 1,370,000 shares of our common stock in unregistered sales to holders of warrants upon the exercise of such warrants.  We issued the 1,370,000 shares upon the payment of a warrant exercise price of $1.46 per share.  We received approximately $2.0 million of cash proceeds in the aggregate upon the exercise of the foregoing warrants.

The issuance of shares of our common stock upon exercise of outstanding warrants described above were exempt from registration under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder as not involving a public offering.  The shares of common stock issued by us upon these warrant exercises have been registered for resale by the holders under our Registration Statement on Form S-3, File No. 333-178405.

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

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2011 through December 31, 2016, with the cumulative total return of the Russell 2000 Index and the Nasdaq Biotechnology Index. This graph assumes an investment of $100 on December 31, 2011 in our common stock and in each of the indices and assumes that dividends are reinvested.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
IDERA PHARMACEUTICALS, INC.	$100.00	$84.76	$440.95	$420.00	$294.29	$142.86
RUSSELL 2000 INDEX	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
NASDAQ BIOTECHNOLOGY INDEX	$100.00	$134.68	$232.37	$307.67	$328.76	$262.08

Item 6.Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$16,199	$249	$73	$47	$51
Operating expenses:
Research and development	39,824	33,699	27,493	10,475	13,673
General and administrative	15,132	15,396	11,332	7,741	6,279
Total operating expenses	54,956	49,095	38,825	18,216	19,952
Loss from operations	(38,757)	(48,846)	(38,752)	(18,169)	(19,901)
Other income (expense):
Decrease in fair value of warrant liability	—	—	—	—	675
Interest income	415	357	66	11	9
Interest expense	(80)	(105)	(27)	—	—
Foreign currency exchange gain (loss)	33	39	71	(68)	(23)
Net loss before extinguishment of convertible preferred stock, and preferred stock accretion and dividends	$(38,389)	$(48,555)	$(38,642)	$(18,226)	$(19,240)
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	—	—	519	2,866	3,210
Net loss applicable to common stockholders	$(38,389)	$(48,555)	$(39,161)	$(21,092)	$(22,450)
Basic and diluted net loss per share applicable to common stockholders(1)	$(0.30)	$(0.42)	$(0.47)	$(0.48)	$(0.81)
Shares used in computing basic and diluted net loss per common share applicable to common stockholders(1)	127,597	115,092	82,827	43,906	27,639
Net loss	(38,389)	(48,555)	(38,642)	(18,226)	(19,240)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	117	(117)	(10)	(7)	—
Other comprehensive gain (loss):	117	(117)	(10)	(7)	—
Comprehensive loss	$(38,272)	$(48,672)	$(38,652)	$(18,233)	$(19,240)
Balance Sheet Data:
Cash, cash equivalents and investments	$109,014	$87,157	$48,571	$35,592	$10,096
Working capital	101,691	56,427	35,384	25,867	6,163
Total assets	113,231	92,276	51,426	36,867	10,823
Capital lease obligations	15	22	21	9	12
Note payable	501	762	870	—	—
Redeemable preferred stock	—	—	—	—	5,921
Accumulated deficit	(538,470)	(500,081)	(451,526)	(412,884)	(394,658)
Total stockholders’ equity	103,349	83,582	43,402	32,452	706

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our business strategy is focused on the clinical development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We believe we can develop and commercialize these targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we may explore potential collaborative alliances to support development and commercialization.

Our TLR-targeted clinical-stage drug candidates are IMO-2125 and IMO-8400. IMO-2125 is an agonist of TLR9 and IMO-8400 is an antagonist of TLR7, TLR8 and TLR9.

At December 31, 2016, we had an accumulated deficit of $538.5 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition.  Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaborator will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. The license to the first product candidate is considered a deliverable at the inception of the arrangement but options to license any additional product candidates are substantive options and therefore are not considered deliverables at inception.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. We will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. We will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over our estimated performance period as the arrangement would be accounted for as a single unit of accounting.

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

Royalties: If we are entitled to receive royalties from our collaborator for product sales, we will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

Under the terms of the Vivelix Agreement, we are eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.  As it relates to back-up compounds we are eligible for related designation payments and development, regulatory sales and milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.

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

We recorded charges of $6.8 million, $5.4 million, and $4.3 million in our statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014, respectively, for stock compensation expense attributable to share-based payments made to employees and directors.

Research and Development Prepayments, Accruals and Related Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid expenses for research and development activities performed by third parties, including Clinical Research Organizations, or CROs, and clinical investigators. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon achievement of milestones and the expense is recorded as services are rendered. We determine the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with clinical trial centers and CROs and the agreed upon fee to be paid for such services. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Clinical trial site costs related to patient enrollments are recorded as patients are entered into the trial.

Results of Operations

Years ended December 31, 2016, 2015 and 2014

Alliance Revenue

Alliance revenue increased by approximately $16.0 million from $0.2 million in 2015 to $16.2 million in 2016 and increased approximately $0.1 million from $0.1 million in 2014 to $0.2 million in 2015.

In November 2016, we entered into the Vivelix Agreement, granting Vivelix a worldwide license to develop and market IMO-9200, an antagonist of TLR 7, 8 and 9, for non-malignant gastrointestinal disorders and a license to IMO-9200 and certain back-up compounds to IMO-9200 and transferred to Vivelix certain IMO-9200 drug material.  Under the terms of the Vivelix Agreement, we received an upfront, non-refundable fee of $15 million, which was recorded to Alliance revenue in our Statement of Operations.

In November 2015, we entered into an exclusive worldwide collaboration and license agreement with GSK to research, develop and commercialize selected molecules from our 3GA technology for the treatment of selected targets in renal disease.  During 2015, we received a $2.5 million upfront payment in connection with this agreement which is being deferred and recognized as revenue in our Statement of Operations on a straight line basis over a 27-month performance period.  Accordingly, we recognized approximately $1.1 million and $0.1 million of Alliance revenue during 2016 and 2015, respectively, and expect to recognize the balance into 2018.

We also recognized revenue from the reimbursement by licensees of costs associated with patent maintenance as alliance revenue in the years ended December 31, 2016, 2015 and 2014.

Research and Development Expenses

Research and development expenses increased by approximately $6.1 million, or 18%, from $33.7 million in 2015 to $39.8 million in 2016 and approximately $6.2 million, or 23%, from $27.5 million in 2014 to $33.7 million in 2015. In the following table, research and development expenses are set forth in five categories which are discussed beneath the table:

(in thousands)	Year Ended December 31,			Annual Percentage Change
	2016	2015	2014	2016/2015	2015/2014
IMO-8400 external development expense	$11,150	$9,561	$9,602	17%	—
IMO-2125 external development expense	4,187	1,183	—	254%	—
IMO-9200 external development expense	392	2,498	1,663	(84%)	50%
Other drug development expense	14,221	11,847	9,125	20%	30%
Basic discovery expense	9,874	8,610	7,103	15%	21%
	$39,824	$33,699	$27,493	18%	23%

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $34.3 million in IMO-8400 external development expenses through December 31, 2016, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis; preparation for and conduct of our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; the preparation for and conduct of our ongoing Phase 2 clinical trial in patients with dermatomyositis; the manufacture of additional drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

The increase in our IMO-8400 external development expenses in 2016, as compared to 2015, was primarily due to increases in costs associated with our ongoing Phase 2 clinical trial in patients with dermatomyositis and costs incurred in connection with the manufacture of additional drug substance for use in our clinical trials in 2016. An increase in the cost of conducting our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation also contributed to the increase in IMO-8400 external development expenses in 2016. These increases were partially offset by a decrease related to lower enrollment in our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and a decrease in the cost of developing a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation as compared to 2015.

The change in our IMO-8400 external development expenses in 2015, as compared to 2014, was due to lower consulting fees in 2015 and lower costs associated with long-term nonclinical safety studies conducted during 2014, partially offset by higher costs incurred in 2015 in connection with our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia, our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, and our nonclinical studies and Phase 2 clinical trial in patients with dermatomyositis.

We expect our IMO-8400 external development expenses during 2017 to be similar to 2016.  In September 2016, we announced that we had suspended the internal clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL.  We are exploring strategic alternatives for IMO-8400 in these indications.  We expect to continue to incur costs associated with IMO-8400 as we continue our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis, finish treating enrolled patients in our clinical trial of IMO-8400 in Waldenström’s macroglobulinemia and wind down our clinical development of IMO-8400 in Waldenström’s macroglobulinemia and DLBCL.

 IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through December 31, 2016 we incurred approximately $5.4 million in IMO-2125 external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma, the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $5.4 million in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

We expect our IMO-2125 external development expenses to increase during 2017, as compared to 2016, as we plan to continue our Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma, conduct clinical trials of IMO-2125, work on the design and planning for additional clinical trials of IMO-2125 and develop our strategy to optimize IMO-2125, and continue manufacturing activities and nonclinical studies.

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4.6 million in IMO-9200 external development expenses from October 2014 through December 31, 2016 including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

The decrease in IMO-9200 external development expenses in 2016, as compared to 2015, reflects fewer manufacturing and nonclinical toxicology studies during 2016.  We expect our IMO-9200 external development expenses to decrease during 2017, as compared to 2016, as in September 2016, we determined not to proceed with the development of IMO-9200 and, in November 2016, entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders.

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

The increase in other drug development expenses in 2016, as compared to 2015, was primarily due the costs of additional headcount associated with our expanded drug development programs and costs associated with the manufacture of 3GA drug supplies, partially offset by lower consulting costs during 2016.  In addition, other drug development expenses in 2015 included costs associated with the manufacture of IMO-2055 drug supply and other drug development expenses of IMO-2125 incurred prior to the commencement of its clinical development in our immuno-oncology program in July

2015. Costs associated with the clinical development of IMO-2125 since July 2015 are included in IMO-2125 external development expenses.

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

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.  The increase in basic discovery expenses in 2016, as compared to 2015, was primarily due to increases in payroll and stock-based compensation associated with additional research and development headcount, the costs of laboratory supplies and facilities expenses during 2016. The increase in basic discovery expenses in 2016 was partially offset by decreases in external research and recruiting expenses in 2016. The increase in basic discovery expenses in 2015, as compared to 2014, was primarily due to increases in recruiting, external research, stock-based compensation and the accrual of incentive compensation. The increase in basic discovery expenses during 2015 was partially offset by a decrease in the cost of laboratory supplies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

General and administrative expenses decreased by approximately $0.3 million, or 2%, from $15.4 million in 2015 to $15.1 million in 2016.  The decrease in general and administrative expenses during 2016, as compared to 2015, was primarily due to decreases in corporate legal fees and investor relations expenses, partially offset by increases in payroll, stock compensation, legal fees associated with our patent filing and maintenance, and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance and the related internal control audit.

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

We expect general and administrative expenses to increase during 2017, as compared to 2016, due to additional headcount to support our drug development programs.

Interest Income

Interest income increased by $58,000 from $357,000 in 2015 to $415,000 in 2016 primarily due to fluctuations of investment balances, which were impacted by the investment of funds obtained from our follow-on underwritten public offerings in October 2016 and February 2015 and from warrant and option exercises since June 2015, offset by general spending.

Interest income increased by $291,000, from $66,000 in 2014 to $357,000 in 2015 primarily due to an increase in investment balances, including corporate debt securities, in 2015 resulting from our follow-on underwritten public offering in February 2015 and warrant and option exercises since September 30, 2014.

Interest Expense

Interest expense decreased during 2016, as compared to 2015, primarily due to a decrease in the outstanding principal amount of our note under our loan and security agreement with Oxford Finance LLC.

Interest expense increased during 2015, as compared to 2014 due to interest on our note payable which we incurred pursuant to our loan and security agreement with Oxford Finance LLC executed on September 30, 2014.

Loss on Extinguishment of Convertible Preferred Stock and Preferred Stock Accretion and Dividends

The $519,000 in preferred stock dividends in 2014 reflects $66,000 in dividends accrued on shares of our Series D redeemable convertible preferred stock, or Series D preferred stock, and $453,000 in dividends accrued on shares of our Series E convertible preferred stock, or Series E preferred stock. There were no dividends accrued on our Series D preferred stock or Series E preferred stock during 2016 and 2015 because the Series D preferred stock and Series E preferred stock were converted to common stock during February 2014 and December 2014, respectively.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $38.4 million, $48.6 million and $39.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through December 31, 2016, we incurred losses of $278.3 million.  We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of earlier generation antisense technology. Since our inception, we had an accumulated deficit of $538.5 million through December 31, 2016. We expect to continue to incur substantial operating losses in the future.

Net Operating Loss Carryforwards

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards, or NOLs, and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2016, have resulted in ownership changes in excess of 50% that will significantly limit our ability to utilize our NOL and tax credit carryforwards. In December 2014, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November 2012. Our 2016 and 2015 federal and state NOLs and tax credit carryforwards shown below have been adjusted to reflect the ownership change limitations that resulted from this study. We have entered into additional equity transactions since November 2012 that could result in ownership changes that further limit our ability to utilize our NOL and tax credit carryforwards. We have not determined whether any additional ownership change limitations have resulted from equity transactions that have occurred after November 2012.

After adjusting our federal and state NOLs to reflect the ownership change limitations that resulted from this study, as of December 31, 2016, we had cumulative federal and state NOLs of approximately $149.3 million and $138.2 million available to reduce federal and state taxable income, respectively. These NOLs expire through 2036. In addition, after adjusting our federal and state tax credit carryforwards to reflect the ownership change limitations that were identified during this study, as of December 31, 2016, we had cumulative federal and state tax credit carryforwards of $8.4 million and $1.6 million, respectively, available to reduce federal and state income taxes which expire through 2036 and 2031, respectively. Additional ownership change limitations may result from ownership changes that occur after November 2012.

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

Collaborative Alliances.  We are currently party to collaborations with Vivelix, GSK, Abbott Molecular and Merck & Co.  Under the terms of the Vivelix Agreement, we received an upfront fee of $15 million in November 2016.  Under the terms of the GSK Agreement, we received an upfront fee of $2.5 million in November 2015.  Under both agreements, we are eligible to receive additional fees based on future activities.  The details of these agreements are discussed in Note 6 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

October 13, 2016 Follow-on Underwritten Public Offering.  On October 13, 2016, we closed a follow-on underwritten public offering, in which we sold 25,000,000 shares of common stock at a price to the public of $2.00 per share for aggregate gross proceeds of $50.0 million. On October 28, 2016, we sold an additional 1,225,243 shares of common stock pursuant to the underwriters’ 30-day option to purchase additional shares at the public offering price less the underwriting discount.  The net proceeds from the offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $48.8 million.

Warrant Exercises.  Warrants to purchase 1,370,000 shares of our common stock were exercised at a per share price of $1.46 during 2016. We received proceeds of $2.0 million from the exercise of these warrants.

Cash Flows

As of December 31, 2016, we had approximately $109.0 million in cash, cash equivalents and investments, a net increase of approximately $21.8 million from December 31, 2015. Net cash used in operating activities totaled $28.2 million during 2016, reflecting our $38.4 million net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities.

The net cash used in investing activities during 2016 reflects the purchase of $32.7 million of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, the maturity of $2.9 million of available-for-sale securities, the sale of $2.0 million of available-for-sale securities, and payments for the purchase of $0.4 million in property and equipment.

The $50.9 million net cash provided by financing activities during 2016 primarily reflects $49.0 million of the net proceeds from our follow-on underwritten public offering of our securities in October 2016, excluding the $0.2 million of costs that were unpaid at December 31, 2016.  Financing activities also includes $2.2 million in net proceeds from the exercise of warrants and employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP.

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

The $83.0 million net cash provided by financing activities during 2015 primarily reflects $80.6 million in net proceeds from our follow-on underwritten public offering of our securities in February 2015 and $2.5 million in net proceeds from employee stock purchases under our ESPP and the exercise of common stock options and warrants.

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

The $45.6 million net cash provided by financing activities during 2014 primarily reflects $37.2 million in net proceeds from our follow-on underwritten public offering of our securities in February 2014, which were partially offset by $0.1 million in costs related to our 2013 financings, $8.5 million in net proceeds from employee stock purchases under our ESPP, and the exercise of common stock options and warrants and $0.8 million in net proceeds from the issuance of the promissory note under the loan and security agreement with Oxford Financial LLC which were partially offset by dividends paid on our Series D preferred stock and our Series E preferred stock.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $538.5 million at December 31, 2016. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of February 15, 2017, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $109.0 million at December 31, 2016. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the second quarter of 2018. Specifically, we believe that our available funds will be sufficient to enable us to:

•	participate in an FDA End-of-Phase 1 meeting to obtain FDA feedback on the regulatory pathway for IMO-2125;
•

complete our ongoing Phase 1/2 clinical trial of IMO-2125 in combination with ipilimumab or pembrolizumab in anti-PD1 refractory metastatic melanoma and complete enrollment in the Phase 2 portion of this trial;

•	prepare for the initiation of a pivotal Phase 3 clinical trial of IMO-2125 in combination with a checkpoint inhibitor for the treatment of anti-PD1 refractory metastatic melanoma;
•	initiate a Phase 1 intra-tumoral monotherapy clinical trial of IMO-2125 in multiple refractory tumor types;
•	initiate a Phase 2 multi-arm clinical trial of IMO-2125 in combination with a checkpoint inhibitor in multiple refractory tumor types;
•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•	submit an IND and initiate a Phase 1 human clinical proof-of-concept trial of IDRA-008.

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

Contractual Obligations

As of December 31, 2016, our contractual commitments were as follows:

	Payments Due by Period
Contractual Commitment	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating lease	$11,300	$1,842	$4,108	$4,002	$1,348
Loan and security agreement	552	333	219	—	—
Total	$11,852	$2,175	$4,327	$4,002	$1,348

Our only material lease commitments relate to our facilities in Cambridge, Massachusetts, which expires on August 31, 2022 subject to a five-year renewal option exercisable by us, and Exton, Pennsylvania, which expires on May 31, 2020 subject to a three-year renewal option exercisable by us.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2(n) in the Notes to the Financial Statements in this Annual Report on Form10-K.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2016, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At December 31, 2016, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds, municipal bonds and commercial paper classified in short-term investments, and corporate bonds and municipal bonds classified in long-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 8.Financial Statements and Supplementary Data.

All financial statements required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2016. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on

Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three months ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In thousands, except per share data)
Statement of Operations and Comprehensive Income (Loss) Data:
Alliance revenue	$15,281	$323	$301	$294	$190	$20	$5	$34
Operating expenses:
Research and development	11,007	9,393	10,128	9,296	8,565	7,454	8,960	8,720
General and administrative	3,531	3,907	3,778	3,916	3,708	4,030	3,821	3,837
Total operating expenses	14,538	13,300	13,906	13,212	12,273	11,484	12,781	12,557
Income (loss) from operations	743	(12,977)	(13,605)	(12,918)	(12,083)	(11,464)	(12,776)	(12,523)
Interest income	95	90	110	120	118	123	75	41
Interest expense	(17)	(19)	(21)	(23)	(24)	(27)	(27)	(27)
Foreign currency exchange gain (loss)	1	3	31	(2)	(1)	3	9	28
Net income (loss)	$822	$(12,903)	$(13,485)	$(12,823)	$(11,990)	$(11,365)	$(12,719)	$(12,481)
Basic net income (loss) per common share per common share (1)	$0.01	$(0.10)	$(0.11)	$(0.11)	$(0.10)	$(0.10)	$(0.11)	$(0.12)
Shares used in computing basic net income (loss) per common share (1)	146,255	121,389	121,323	121,284	118,865	118,248	118,002	105,067
Diluted net income (loss) per common share per common share (1)(2)(3)	$0.01	$(0.10)	$(0.11)	$(0.11)	$(0.10)	$(0.10)	$(0.11)	$(0.12)
Shares used in computing diluted net income (loss) per common share (1)(2)(3)	151,930	121,389	121,323	121,284	118,865	118,248	118,002	105,067

Net income (loss)	$822	$(12,903)	$(13,485)	$(12,823)	$(11,990)	$(11,365)	$(12,719)	$(12,481)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(16)	(13)	12	134	(107)	50	(78)	18
Comprehensive income (loss)	$806	$(12,916)	$(13,473)	$(12,689)	$(12,097)	$(11,315)	$(12,797)	$(12,463)

(1)	Computed on the basis described in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10‑K.
(2)	In periods of net loss, basic shares are used in the per share calculation as including exercisable shares would be anti-dilutive.
(3)

In the quarter ending December 31, 2016, shares used in computing diluted net income per share includes 1,315,000 common stock equivalents related to exercisable stock options and 4,360,000 common stock equivalents related to exercisable warrants.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

a)Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears immediately below.

b)Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Idera Pharmaceuticals, Inc.

We have audited Idera Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Idera Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Idera Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Idera Pharmaceuticals Inc. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 15, 2017

c)Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III.

The responses to the Part III items incorporate by reference certain sections of our Proxy Statement for our annual meeting of stockholders to be held on June 7, 2017.

Item 10.Directors, Executive Officers, and Corporate Governance.

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

The remainder of the response to this item will be contained in the 2017 Proxy Statement under the captions “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Information,” which sections are incorporated herein by reference.

Item 11.Executive Compensation.

The response to this item will be contained in the 2017 Proxy Statement under the captions “Corporate Governance Information — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which sections are incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in the 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which section is incorporated herein by reference.

The disclosures required for securities authorized for issuance under equity compensation plans will be contained in the 2017 Proxy Statement under the caption “Equity Compensation Plan Information,” which section is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The response to this item will be contained in the 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance Information — Director Independence,” which sections are incorporated herein by reference.

Item  14.Principal Accountant Fees and Services.

The response to this item will be contained in the 2017 Proxy Statement under the caption “Accounting Matters — Independent Registered Public Accounting Firm Fees,” which section is incorporated herein by reference.

PART IV.

Item 15.Exhibits and Financial Statement Schedules.

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

(b)The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

(c)None.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2017.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
Vincent J. Milano

/S/ LOUIS J. ARCUDI III	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2017
Louis J. Arcudi, III

/S/ JAMES A. GERAGHTY	Chairman of the Board of Directors	March 15, 2017
James A. Geraghty

/S/ SUDHIR AGRAWAL	Director	March 15, 2017
Sudhir Agrawal, D. Phil.

/S/ JULIAN C. BAKER	Director	March 15, 2017
Julian C. Baker

/S/ YOUSSEF EL ZEIN	Director	March 15, 2017
Youssef El Zein

/S/ MARK GOLDBERG	Director	March 15, 2017
Mark Goldberg, M.D.

/S/ MAXINE GOWEN	Director	March 15, 2017
Maxine Gowen, Ph.D.

/S/ KELVIN M. NEU	Director	March 15, 2017
Kelvin M. Neu, M.D.

/S/ WILLIAM S. REARDON	Director	March 15, 2017
William S. Reardon, C.P.A.

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Idera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Idera Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 15, 2017

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$80,667	$26,586
Short-term investments	28,347	33,574
Prepaid expenses and other current assets	2,030	3,082
Total current assets	111,044	63,242
Long-term investments	—	26,997
Property and equipment, net	1,853	1,692
Restricted cash and other assets	334	345
Total assets	$113,231	$92,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$556	$1,169
Accrued expenses	7,394	4,274
Current portion of note payable	292	261
Current portion of deferred revenue	1,111	1,111
Total current liabilities	9,353	6,815
Deferred revenue, net of current portion	152	1,262
Note payable, net of current portion	209	501
Other liabilities	168	116
Total liabilities	9,882	8,694
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 149,065 and 121,265 shares at December 31, 2016 and December 31, 2015, respectively	149	121
Additional paid-in capital	641,687	583,676
Accumulated deficit	(538,470)	(500,081)
Accumulated other comprehensive loss	(17)	(134)
Total stockholders’ equity	103,349	83,582
Total liabilities and stockholders’ equity	$113,231	$92,276

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Alliance revenue	$16,199	$249	$73
Operating expenses:
Research and development	39,824	33,699	27,493
General and administrative	15,132	15,396	11,332
Total operating expenses	54,956	49,095	38,825
Loss from operations	(38,757)	(48,846)	(38,752)
Other income (expense):
Interest income	415	357	66
Interest expense	(80)	(105)	(27)
Foreign currency exchange gain	33	39	71
Net loss	(38,389)	(48,555)	(38,642)
Loss on extinguishment of convertible preferred stock and preferred stock dividends	—	—	519
Net loss	$(38,389)	$(48,555)	$(39,161)
Basic and diluted net loss per common share (Note 12)	$(0.30)	$(0.42)	$(0.47)
Shares used in computing basic and diluted net loss per common share	127,597	115,092	82,827
Net loss	$(38,389)	$(48,555)	$(38,642)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	117	(117)	(10)
Other comprehensive gain (loss):	117	(117)	(10)
Comprehensive loss	$(38,272)	$(48,672)	$(38,652)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series E		Series D
	Convertible		Convertible						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2013	424	$5,528	1,124	5,464	66,252	$66	$434,285	$(412,884)	$(7)	$32,452
Sale of common stock and warrants, net of issuance costs	—	—	—	—	7,867	8	37,229	—	—	37,237
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	5,932	6	8,450	—	—	8,456
Issuance of common stock for services	—	—	—	—	27	—	82	—	—	82
Non-employee stock option expense	—	—	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	—		4,322	—	—	4,322
Series D convertible preferred stock dividends	—	—	—	—	—	—	(66)	—	—	(66)
Series E convertible preferred stock dividends	—	—	—	—	—	—	(453)	—	—	(453)
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(10)	(10)
Conversion of Series D preferred stock to common	—	—	(1,124)	(5,464)	6,266	6	5,458	—	—	—
Conversion of Series E preferred stock to common	(424)	(5,528)	—	—	8,485	9	5,519	—	—	—
Net loss	—	—	—	—	—	—		(38,642)	—	(38,642)
Balance, December 31, 2014	—	$—	—	$—	94,829	$95	$494,850	$(451,526)	$(17)	$43,402
Sale of common stock, net of issuance costs	—	—	—	—	23,000	23	80,576	—	—	80,599
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	3,402	3	2,543	—	—	2,546
Issuance of common stock for services	—	—	—	—	34	—	122	—	—	122
Non-employee stock option expense	—	—	—	—	—	—	143	—	—	143
Stock-based compensation	—	—	—	—	—	—	5,442	—	—	5,442
Unrealized loss on marketable securities	—	—	—	—	—	—		—	(117)	(117)
Net loss	—	—	—	—	—	—	—	(48,555)	—	(48,555)
Balance, December 31, 2015	—	—	—	—	121,265	$121	$583,676	$(500,081)	$(134)	$83,582
Sale of common stock, net of issuance costs	—	—	—	—	26,225	26	48,822	—	—	48,848
Exercise of common stock options, warrants and employee stock purchases	—	—	—	—	1,575	2	2,342	—	—	2,344
Stock-based compensation	—	—	—	—	—	—	6,847	—	—	6,847
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	—	(38,389)	—	(38,389)
Balance, December 31, 2016	—	—	—	—	149,065	$149	$641,687	$(538,470)	$(17)	$103,349

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(38,389)	$(48,555)	$(38,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	4	—	1
Non-employee stock option expense	—	143	24
Stock-based compensation	6,847	5,442	4,322
Issuance of common stock for services rendered	172	122	82
Accretion of premiums and discounts on investments	566	599	213
Depreciation and amortization expense	656	488	206
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,064	(1,889)	(329)
Accounts payable, accrued expenses, and other liabilities	1,988	(1,709)	2,802
Deferred revenue	(1,111)	2,373	—
Net cash used in operating activities	(28,203)	(42,986)	(31,321)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,946)	(63,106)	(23,623)
Proceeds from maturity of available-for-sale securities	32,746	29,420	4,115
Proceeds from sale of available-for-sale securities	1,974	999	—
Purchases of property and equipment	(408)	(727)	(1,093)
Net cash provided by (used in) investing activities	31,366	(33,414)	(20,601)
Cash Flows from Financing Activities:
Sale of common stock and warrants, net of issuance costs	49,014	80,599	37,137
Proceeds from issuance of note payable	—	—	825
Proceeds from exercise of common stock warrants and options and employee stock purchases	2,172	2,546	8,456
Dividends paid	—	—	(798)
Payments on note payable	(261)	(120)	—
Payments on capital lease	(7)	(10)	(5)
Net cash provided by financing activities	50,918	83,015	45,615
Net increase (decrease) in cash and cash equivalents	54,081	6,615	(6,307)
Cash and cash equivalents, beginning of period	26,586	19,971	26,278
Cash and cash equivalents, end of period	$80,667	$26,586	$19,971

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

1.Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: Toll-like receptor (“TLR”) targeting technology and third-generation antisense (“3GA”) technology. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using its 3GA technology, the Company is developing drug candidates to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company believes that its 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

Idera is focused on the clinical development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. The Company believes it can develop and commercialize these targeted therapies on its own.  To the extent the Company seeks to develop drug candidates for broader disease indications, it may explore potential collaborative alliances to support development and commercialization.

The Company’s pipeline of drug candidates includes IMO-2125, IMO-8400 and IDRA-008.  TLRs are key receptors of the immune system and play a role in innate and adaptive immunity. As a result, the Company believes TLRs are potential therapeutic targets for the treatment of a broad range of diseases. Using its chemistry-based platform, the Company has designed TLR agonists and antagonists to act by modulating the activity of targeted TLRs. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that inhibits an immune response by blocking the targeted TLR.

The Company’s TLR agonist lead drug candidate IMO-2125 is an agonist of TLR9. The Company is evaluating IMO-2125 for the treatment by intra-tumoral injection of multiple oncology indications both in combination with checkpoint inhibitors and as monotherapy. The Company is initially developing IMO-2125 for use in combination with checkpoint inhibitors for the treatment of  patients with anti-PD1 refractory metastatic melanoma.

The Company’s TLR antagonist lead drug candidate is IMO-8400, which is an antagonist of TLR7, TLR8 and TLR9.  The Company is developing IMO-8400 for the treatment of a rare disease called dermatomyositis. The Company selected this indication for development based on the reported increase in TLR expression in this disease state, expression of cytokines indicative of key TLR-mediated pathways and the presence of auto-antibodies that can induce TLR-mediated immune responses.

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

As of December 31, 2016 the Company had an accumulated deficit of $538.5 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

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

(b) Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2016 and 2015 consisted of cash and money market funds.

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Available-for-sale investments are classified as long-term if their contractual maturity is greater than one year at the balance sheet date and the Company does not have the intent to sell them in order to fund current operations. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Interest income” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either December 31, 2016 or 2015. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2016, 2015 or 2014. There were no losses or other-than-temporary declines in value included in “Interest income” for any securities for the three years ended December 31, 2016.

The Company believes that, based on its current operating plan, its existing cash, cash equivalents and investments will enable the Company to fund its operations into the second quarter of 2018. The Company has and will continue to evaluate available alternatives to extend its operations beyond the second quarter of 2018.

(c) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of December 31, 2016 and 2015, the restricted cash amounted to $0.3 million held in certificates of deposit securing a line of credit for the lessor.

(d) Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

(e) Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.  Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since the Company generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

Options are considered substantive if, at the inception of the arrangement, this Company is at risk as to whether the collaborator will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. The Company will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. The Company will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over our estimated performance period as the arrangement would be accounted for as a single unit of accounting.

The Company’s multiple element revenue arrangements may include the following:

Up-front License Fees: If a license does not have stand-alone value, the Company recognizes revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance of the services under the related agreement, unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. The Company evaluates the period of performance each reporting period and adjusts the period of performance on a prospective basis if there are changes to be made. If a license were to have stand-alone value and the other criteria of revenue recognition were satisfied, then revenue would be recognized in the period earned.

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

Royalties: If the Company is entitled to receive royalties from its collaborator for product sales, the Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Under the terms of the Company’s exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd. (“Vivelix”) which granted Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR7, 8, and 9, for non-malignant gastrointestinal disorders, and certain back-up compounds to IMO-9200 (the “Vivelix Agreement”), the Company received an upfront, non-refundable fee of $15 million.  In addition, the Company will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.  As it relates to back-up compounds, the Company will be eligible for related designation payments and development, regulatory sales and milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.

Under the terms of the Company’s collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from the Company’s 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”), the Company is eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments, including a $2.5 million upfront, non-refundable, non-creditable cash payment.  Approximately $9 million of the milestone payments are payable by GSK upon the identification of additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments based on net sales of licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

(f) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 2(m). The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a), including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. The Company applies Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive loss for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(134)	$(17)	$(7)
Change during the period	117	(117)	(10)
Accumulated unrealized loss on available-for-sale securities at end of period	$(17)	$(134)	$(17)

(h) Net Income (Loss) per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2016 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 12).

(i) Segment Reporting

The Company views its operations and manages its business as one operating segment. Accordingly, the Company operates in one segment, which is the business of discovering and developing novel therapeutics that modulate immune responses through TLRs. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment. For all of the periods presented, all of the Company’s revenues were generated in the United States. As of December 31, 2016 and 2015, all assets were located in the United States.

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

The Company recorded charges of $6.8 million, $5.4 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, for stock-based compensation expense attributable to share-based payments made to employees and directors. The 2015 charge includes approximately $0.3 million of stock-based compensation in connection with the recognition of additional expense associated with the acceleration of vesting and extension of the exercise period of a retiring director’s stock options as a result of a modification to such director’s stock options. The 2014 charge includes approximately $1.3 million for the recognition of amortization associated with an employee’s options that were subject to accelerated vesting as a result of a modification to such employee’s stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions apply to the options to purchase 3,346,250, 3,533,750, and 8,232,424 shares of common stock granted to employees and directors during the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Average risk free interest rate	1.4%	1.4%	1.4%
Expected dividend yield	—	—	—
Expected lives (years)	4.2	4.2	4.4
Expected volatility	93%	93%	86%
Weighted average grant date fair value of options granted during the period (per share)	$1.75	$2.51	$2.36
Weighted average exercise price of options granted during the period (per share)	$2.64	$3.74	$3.69

The expected lives of the options and the expected volatility are based on historical experience. All options granted during the three years in the period ended December 31, 2016 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The fair value of options that vested during 2016, 2015 and 2014 amounted to $6.9 million, $5.4 million and $4.2 million, respectively. There were no options exercised in 2016. The intrinsic value of options exercised amounted to $0.8 million and $0.6 million during 2015 and 2014, respectively.  As of December 31, 2016, there was $13.4 million of unrecognized compensation cost related to nonvested stock-based compensation arrangements, which the Company expects to recognize over a weighted average period of 2.4 years.

(k) Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2016 and 2015, the Company recorded approximately $1.4 million and $2.3 million as prepaid research and development, respectively.

(l) Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2016, all of the Company’s cash, cash equivalents and investments are held at two financial institutions.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2016 and 2015 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets
Money market funds	$67,580	$67,580	$—	$—
Short-term investments – corporate bonds	19,729	—	19,729	—
Short-term investments – municipal bonds	8,618	—	8,618	—
Total Assets	$95,927	$67,580	$28,347	$—
Total Liabilities	$—	$—	$—	$—

December 31, 2015
Assets
Money market funds	$26,056	$26,056	$—	$—
Short-term investments – commercial paper	3,974	—	3,974	—
Short-term investments – corporate bonds	24,575	—	24,575	—
Short-term investments – municipal bonds	5,025	—	5,025	—
Long-term investments – corporate bonds	21,186	—	21,186	—
Long-term investments – municipal bonds	5,811	—	5,811	—
Total Assets	$86,627	$26,056	$60,571	$—
Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond, commercial paper, and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at December 31, 2016 or 2015.

(n) New Accounting Pronouncements — Recently Issued

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended by ASU No. 2015-14. ASU No. 2014-09, as amended by ASU No. 2015-14, requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. Early adoption of this ASU is permitted only for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and is currently determining the transition method it will adopt. The adoption of ASU 2014-09 may have a material effect on our financial statements, including the footnote disclosures. To date, we have derived our revenues from a limited number of license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, contingent revenues in the form of commercial and development milestones and option payments and royalties. Each of our license and collaboration agreements has unique terms that will need to be evaluated separately under the new standard. We have started our preliminary assessment of our active license and collaboration agreements. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Accordingly, we expect that our evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. In addition, the current accounting standards include a presumption that revenue from upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard will require entities to determine an appropriate attribution method using either output or input methods and does not include a presumption that entities would default to a ratable attribution approach. These factors could materially impact the amount and timing of our revenue recognition from our license and collaboration agreements under the new revenue standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB ASC 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for fiscal years ending after December 15, 2016 and for interim periods thereafter.  Early adoption of ASU 2014-15 is permitted. The Company has adopted this standard, which has not had a material impact on its financial statements.

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

3. Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2016 and 2015:

	December 31, 2016
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gain	Value
	(In thousands)
Short-term investments – corporate bonds	$19,740	$(11)	$—	$19,729
Short-term investments – municipal bonds	8,624	(6)	—	8,618
Total short-term investments	28,364	(17)	—	28,347
Total investments	$28,364	$(17)	$—	$28,347

	December 31, 2015
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	Value
	(In thousands)
Short-term investments – commercial paper	$3,973	$—	$1	$3,974
Short-term investments – corporate bonds	24,600	(25)	—	24,575
Short-term investments – municipal bonds	5,025	—	—	5,025
Total short-term investments	33,598	(25)	1	33,574
Long-term investments – corporate bonds	21,289	(103)	—	21,186
Long-term investments – municipal bonds	5,818	(9)	2	5,811
Total long-term investments	27,107	(112)	2	26,997
Total investments	$60,705	$(137)	$3	$60,571

The Company had no realized gains or losses from available-for-sale securities in 2016, 2015 or 2014. There were no losses or other-than-temporary declines in value included in “Interest income” for any securities for the three years ended December 31, 2016. The Company had no auction rate securities as of December 31, 2016 and 2015. See Notes 2(f) and 2(m).

4. Property and Equipment

At December 31, 2016 and 2015, net property and equipment at cost consisted of the following:

	December 31,
(In thousands)	2016	2015
Leasehold improvements	$671	$603
Laboratory equipment and other	5,127	4,543
Total property and equipment, at cost	5,798	5,146
Less: Accumulated depreciation and amortization	3,945	3,454
Property and equipment, net	$1,853	$1,692

Depreciation and amortization expense on Property and equipment was approximately $0.6 million, $0.5 million and $0.2 million in 2016, 2015 and 2014, respectively.  As of December 31, 2016, Property and equipment includes $0.4 million of equipment that was received in December 2016, but was not in service as of December 31, 2016.  As this equipment was unpaid at December 31, 2016, the $0.4 million payment due is reported in Accrued expenses.

5. Note Payable and Accrued Expenses

(a) Note Payable

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3 million, through December 31, 2015, in one or more advances each of which is to be evidenced by a promissory note. The Company’s obligations to Oxford are secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance includes interest at a fixed interest rate equal to the greater of 7.50% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which was July 1, 2015 for any equipment advance made on or before June 30, 2015. Monthly installments payable prior to July 1, 2015 consisted of interest only and monthly installments payable on or after July 1, 2015 consist of principal and accrued interest.

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

As of December 31, 2016, the Company had received approximately $0.9 million in advances under the loan and security agreement and additional advances were not available under the agreement because the draw down period had expired. Aggregate future minimum payments, reflecting payments on outstanding principal plus interest, due under the loan and security agreement as of December 31, 2016, were as follows (in thousands):

Year Ended December 31,
2017	$333
2018	219
Total minimum payments	552
Less amount representing interest	(80)
Notes payable, gross	472
Unamortized facility fee	(7)
Accrual of final payment	36
Notes payable, balance	501
Less current portion of notes payable	(292)
Non-current portion of notes payable	$209

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

(b) Accrued Expenses

At December 31, 2016 and 2015, accrued expenses consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Payroll and related costs	$2,498	$2,325
Clinical and nonclinical trial expenses	3,577	1,339
Professional and consulting fees	840	425
Equipment purchase	368	—
Other	111	185
	$7,394	$4,274

The Equipment purchase relates to equipment received by the Company that was not in service and unpaid as of December 31, 2016.

6. Collaboration and License Agreements

(a) Collaboration with Vivelix

In November 2016, the Company entered into the Vivelix Agreement.  Under the terms of the agreement, the Company granted Vivelix worldwide rights to develop and market IMO-9200 and certain back-up compounds to IMO-9200. Vivelix is solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds. In connection with the Vivelix Agreement, Idera also transferred certain drug material to Vivelix for Vivelix’s use in its development activities.

In accordance with the Vivelix Agreement, a Joint Research Committee (“JRC”) was formed with equal representation from Idera and Vivelix. The responsibilities of the JRC, include, but are not limited to monitoring the progress of the research program, advising on the designation of back-up compounds, sharing information between the parties and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JRC, Vivelix has final decision making authority.

If requested by Vivelix pursuant to the Vivelix Agreement, Idera will create, characterize and perform research on back-up compounds.  Such activity is to be mutually agreed upon and moderated by the JRC.  The research period commenced with the execution of the agreement and will last for one year.  Vivelix may extend the research period by up to two one year periods.  During the research period, the parties will agree on the number of full time equivalents to work on the program.  Vivelix will reimburse Idera at an annual market rate for the services rendered.

Vivelix has certain rights under the agreement whereby it may (i) exercise the right of first refusal, (ii) the right of first negotiation to obtain an exclusive license for any compound controlled by Idera that has activity in the field of inflammatory bowel disease and (iii) the right to request an expanded Field beyond the GI Field.    The Company has determined that these rights are substantive options.

Under the terms of the Vivelix Agreement, the Company received an upfront, non-refundable fee of $15 million.  In addition, the Company will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.  As it relates to back-up compounds, the Company will be eligible for related designation payments and development, regulatory sales and milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. Under the terms of the agreement and if requested by and at Vivelix’s expense, the Company is responsible for performing research services related to the  back-up compounds.

At the effective date of the Vivelix Agreement and as of December 31, 2016, Baker Bros. Advisors LP and certain of its affiliated funds (“Baker Brothers”) beneficially owned approximately 7.0% of the Company’s outstanding common stock.  Baker Brothers also owned a controlling financial interest of Vivelix at the effective date of the Vivelix Agreement and as of December 31, 2016.  Baker Brothers holds two of the four board seats on the Board of Directors of Vivelix and two of the nine board seats on the Board of Directors of the Company.  However, the Boards of the Company and Vivelix share no individual common Board members.

Accounting Analysis

The Company evaluated the Vivelix Agreement in accordance with the provisions of ASC 605-25. The Vivelix Agreement contains the following initial deliverables: (i) a research and commercialization license for IMO-9200 and back-up compounds to IMO-9200 (the “IMO-9200 License”), (ii) drug materials transferred, and (iii) participation in the JRC (the “JRC Deliverable”).

The Company has determined that Vivelix’s right of first refusal, the right of first negotiation and the right to request an expanded field are substantive options.  Vivelix is not contractually obligated to exercise the options and Idera is not contractually obligated to perform. Accordingly, the substantive options are not considered deliverables at the inception of the arrangement and the associated payments are not accounted for at inception of the agreement.

The Company concluded that the IMO-9200 License has standalone value from the undelivered elements as Vivelix could benefit from the IMO-9200 License on a standalone basis as they would be able to sell the compound in the market without any additional involvement or participation from Idera.  Idera has no further obligations related to the IMO-9200 License.  In the event that Vivelix does not make a designated compound payment, the license to back-up compounds reverts back to Idera at the end of the research term at no cost or payment by either party.  The research and development services in the Vivelix Agreement relate to the back-up compounds and Vivelix would be able to conduct research and development activities with external third parties, as IMO-9200 is at an advanced enough stage where Idera’s expertise would not be required.  Accordingly, the IMO-9200 License is a separate unit of accounting.

The Company concluded that the materials transferred identified at the inception and the JRC Deliverable of the Vivelix Agreement also have standalone value from the other deliverables based on their nature.  In the case of the materials transferred, it was noted that Vivelix would not be able to realize any of the value associated without the IMO-9200 License; however, the IMO-9200 License was provided  at the inception of the arrangement and therefore, this determination is not relevant.

Therefore, the Company has identified three units of accounting in connection with its initial deliverables under the Vivelix Agreement as follows: (i) the IMO-9200 License, (ii) drug materials transferred, and (iii) the JRC Deliverable.

Allocable arrangement consideration at inception of the Vivelix Agreement is comprised of the up-front payment of $15 million.  The $15 million was allocated based on the relative values of the best estimate of selling price of the units of accounting.  Allocated revenue associated with the IMO-9200 License was recognized at the inception of the Vivelix Agreement in the fourth quarter of 2016 as Vivelix was granted an exclusive, perpetual license to develop and commercialize IMO-9200 and certain back-up compounds to IMO-9200, subject to certain designation milestone and royalty payments, and the performance obligations of Idera under the agreement are extinguished at that point. Allocable revenue associated with drug materials transferred shortly after the inception of the agreement was recognized upon delivery, in the fourth quarter of 2016.  The JRC deliverable was deemed to be de minimus and no amount separately accounted for.

The development and commercial milestones provided for in the Vivelix Agreement are all performance obligations of Vivelix occurring after the Company has completed its obligations.  As a result, they represent contingent revenue to the Company and will be accounted for at the time the contingencies are resolved.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

The Company recognized as Alliance revenue $15.0 million in the Statement of Operations for the year ended December 31, 2016.

(b) Collaboration with GSK

In November 2015, the Company entered into the GSK Agreement. The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 27 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  The Company is eligible to receive up to approximately $100 million in license, research, clinical development and commercialization milestone payments.  Approximately $9 million of these milestone payments are payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates. Approximately $89 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments based on net sales upon licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

Therefore, the Collaboration License does not have standalone value from the Research Services. As a result, the Collaboration License and the Research Services have been combined as a single unit of accounting (the R&D Services Unit of Accounting). The Company has concluded that the JSC Deliverable identified at the inception of the arrangement has standalone value from the other deliverables noted based on its nature. Factors considered in this determination included, among other things, the capabilities of the collaborator, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement.

Therefore, the Company has identified two units of accounting in connection with its initial deliverables under the GSK Agreement as follows: (i) R&D Services Unit of Accounting, and (ii) JSC Deliverable.

Allocable arrangement consideration at inception of the GSK Agreement is comprised of the up-front payment of $2.5 million, which was allocated to the R&D Services Unit of Accounting. No amount was allocated to the JSC Deliverable because the related best estimate of selling price was determined to be de minimis. The $2.5 million was recorded as deferred revenue in the Company’s balance sheet and is being recognized as revenue on a straight line basis as the Research Services are delivered over the estimated 27 month research plan period.

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

The Company recognized as revenue approximately $1.1 million and $0.1 million of deferred revenue related to the GSK Agreement during the years ended December 31, 2016 and 2015, respectively. This revenue is classified as alliance revenue in the accompanying statements of operations and comprehensive loss. There was approximately $1.3 million of deferred revenue related to the GSK Agreement at December 31, 2016, including approximately $1.1 million classified as current portion of deferred revenue in the accompanying balance sheet.

(c) Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic for use in the Company’s clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400, the Company’s TLR antagonist lead drug candidate. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, the Company will pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration (“FDA”). This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company incurred approximately $0.4 million, $0.9 million and $2.2 million in expenses under the Abbott Molecular agreement during the years ended December 31, 2016, 2015 and 2014, respectively.

(d) Collaboration and License Agreement with Merck & Co.

In April 2014, the Company entered into an amendment of its December 2006 exclusive, worldwide license and research collaboration agreement with Merck & Co. to research, develop, and commercialize vaccine products containing the Company’s TLR7, TLR8, and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer’s disease. As a result of this amendment, Merck & Co.’s rights to a number of the Company’s TLR7, TLR8 and TLR9 agonists under the agreement have been limited to specified TLR7, TLR8, and TLR9 agonists that Merck & Co. selected in January 2012, and the Company regained the rights to pursue its other independently discovered TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease so that it now has the right to pursue its TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in all fields. Merck & Co.’s obligations under the agreement to pay the Company milestone payments and royalties continue in effect with respect to the specified TLR7, TLR8, and TLR9 agonists. However, in connection with this amendment, the Company agreed that, to the extent that the Company licenses to third parties any TLR7, TLR8, and TLR9 agonists for use as vaccine adjuvants in the fields of cancer, infectious diseases and Alzheimer’s disease and receives income under such licenses, Merck & Co. may credit against any milestone payments and royalties it owes to the Company an amount equal to 15% of the license income received by the Company under the third-party licenses, up to a maximum of $60.0 million in credits.

(e) Other License Agreements

The Company has out-licensed and in-licensed therapies related to antisense technology.

In 2001, Idera entered into an agreement with Ionis Pharmaceuticals, Inc. (“Ionis”), formerly Isis Pharmaceuticals, Inc., under which the Company granted Ionis a license (with the right to sublicense) to its second-generation antisense chemistry and delivery patents and patent applications, but the Company  retained the right to use these patents and applications in its own drug discovery and development efforts and in collaborations with third parties.

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

As of December 31, 2016, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

As of December 31, 2016, the Company had 76,137,792 shares reserved for issuance upon the exercise of outstanding warrants and options to purchase common stock, employee and director stock purchases, conversion of Series A convertible preferred stock, and additional shares available for grant under the 2013 Stock Incentive Plan.

(b) Warrants

The Company has the following warrants outstanding and exercisable for the purchase of common stock at December 31, 2016:

Expiration Date	Shares	Weighted Average Exercise Price Per Share
November 9, 2017	7,252,081	$0.70
May 7, 2018	22,306,327	0.47
May 7, 2020	15,816,327	0.01
September 30, 2020	4,175,975	0.01
February 10, 2021	2,158,750	0.01
Total	51,709,460	$0.31

(c) Stock Options

Under the Company’s 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over three to four years, and expire no later than 10 years from the date of grant. A total of 15,224,460 shares of common stock, plus such additional number of shares of common stock (up to 6,946,975) as is equal to the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan or 2008 Stock Incentive Plan which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right may be issued pursuant to awards granted under the 2013 Stock Incentive Plan subject to reduction in the event that there are any “full-value awards,” as defined in the plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 1,500,000 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable, which generally may be no earlier than the first anniversary of the date of grant; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2016, options to purchase a total of 10,235,083 shares of common stock were outstanding under the 2013 Stock Incentive Plan. As of December 31, 2016, 6,275,852 shares of common stock remain available for grant under the 2013 Stock Incentive Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Stock Incentive Plan. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of December 31, 2016, options to purchase a total of 4,616,437 shares of common stock were outstanding under these earlier plans. During 2015, the Company also granted as inducement grants non-statutory stock options to purchase an aggregate of 1,150,000 shares of common stock. The inducement grant awards were made outside of the 2013 Stock Incentive Plan pursuant to the NASDAQ inducement grant exception as a material component of new hires’ employment compensation. Options to purchase 3,150,000 shares as inducement grants remained outstanding at December 31, 2016. The balance of the inducement options were forfeited.

The following table summarizes information related to the outstanding and exercisable options during 2016 (in thousands, except per share amounts and years):

			Weighted-Average
			Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at December 31, 2015	16,261	$3.45
Granted	3,346	2.64
Exercised	—	—
Forfeited	(878)	3.15
Expired	(727)	3.85
Outstanding at December 31, 2016	18,002	3.30	7.14	$1,648
Exercisable at December 31, 2016	10,522	3.41	6.18	1,536
Total exercisable or expected to vest	17,283	3.31	7.08	1,637

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

Offering periods are three months in duration and commence on March 1, June 1, September 1, and December 1. In 2016, 2015, and 2014, the Company issued 121,460, 27,951, and 13,844 shares of common stock, respectively, under the Stock Purchase Plan.

(e) Preferred Stock

The Restated Certificate of Incorporation of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of December 31, 2016, the Company has designated 1,500,000 shares as Series A convertible preferred stock.

(f) Series A Convertible Preferred Stock

The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. The Company paid dividends in stock until 2004 when it elected to pay further dividends in cash. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment. As of December 31, 2016 and 2015, there were 655 shares of Series A convertible preferred stock outstanding.

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

8. Common Stock Warrant and Option Exercises and Employee Stock Purchases

The Company issued 1,491,000, 3,402,000, and 5,932,000 shares of common stock and received total proceeds of $2.2 million, $2.5 million, and $8.5 million for warrant and stock option exercises and employee stock purchases under the Stock Purchase Plan during the years ended December 31, 2016, 2015 and 2014, respectively, as follows:

	2016		2015		2014
(In thousands)	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Warrant exercises	1,370	$2,000	2,968	$1,888	5,544	$7,534
Stock option exercises	—	—	406	584	374	890
Employee stock purchases	121	172	28	74	14	32
Total	1,491	$2,172	3,402	$2,546	5,932	$8,456

9. Commitments and Contingencies

(a) Lease Commitments

The Company leases its facilities in Cambridge, Massachusetts and Exton, Pennsylvania. During 2016, 2015 and 2014, rent expense, including real estate taxes, was $1.9 million, $1.7 million and $1.7 million, respectively. As part of the Cambridge facility lease, the Company is required to restrict approximately $0.3 million of cash for a security deposit as of December 31, 2016 and 2015. The leases are classified as operating leases. Future minimum commitments as of December 31, 2016 under the Company’s lease agreements are approximately:

December 31,	Operating Lease
(In thousands)
2017	$1,842
2018	2,024
2019	2,084
2020	2,018
2021	1,984
Thereafter	1,348
$11,300

The Cambridge facility lease was amended on November 17, 2016 to, among other things, extend the expiration date to August 31, 2022 subject to a five-year renewal option exercisable by the Company.  The Cambridge facility lease amendment includes certain lease incentives in the form of premises improvement allowance of up to $0.3 million.  Amounts will be recorded in future periods when such premises improvements are made. The Company entered into the Exton facility lease on April 1, 2015 and amended it on September 23, 2015 to include additional space. The Exton facility lease term ends on May 31, 2020 subject to a three-year renewal option exercisable by the Company.

(c) Contract Obligations

The Company has employment agreements with its executive officers that include future minimum commitments of approximately $2.7 million per year.

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

(d) Related-Party Transactions

In November 2011, the Company issued and sold, for an aggregate purchase price of $9.5 million, 1,124,260 shares of Series D preferred stock and warrants to purchase 2,810,650 shares of its common stock with an exercise price of $1.63 per share (“Series D warrants”) pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar I, an investment partnership managed by one of the Company’s current directors and significant shareholders. The Series D warrants expired on November 4, 2016. As a result of an anti-dilution adjustment triggered by the sale of the Company’s Series E preferred stock in November, 2012, the exercise price of the Series D warrants was reduced to $1.46 per share. As discussed in Note 7(g), all shares of Series D preferred stock were converted to 6,266,175 shares of common stock in February, 2014. In November 2012, the Company issued and sold, for an aggregate purchase price of $7.0 million, 424,242 shares of Series E preferred stock and warrants to purchase 8,484,840 shares of its common stock with an exercise price of $0.70 per share (“Series E warrants”) pursuant to a Convertible Preferred Stock and Warrant Purchase Agreement with Pillar Pharmaceuticals II, L.P. (“Pillar II”), an investment partnership managed by two of the Company’s directors (one of the Company’s current directors) and one of its significant shareholders and an entity affiliated with Pillar II (together with Pillar II, the “Pillar II Entities”). The Series E warrants expire on November 9, 2017. As discussed in Note 7(h), all shares of Series E preferred stock were converted to 8,484,840 shares of common stock in December 2014.

In connection with the Company’s follow-on underwritten public offering on May 7, 2013, the Company sold 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock at $0.47 per share for an aggregate purchase price of $2,500,000 to Pillar Pharmaceuticals III, L.P. (“Pillar III”) and an entity affiliated with Pillar III (together with Pillar III, the “Pillar III Entities”), which is described in Note 14. In connection with the Company’s follow-on underwritten public offering on September 30, 2013, the Company sold 1,774,193 shares of common stock for an aggregate purchase price of $2,750,000 to Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and an entity affiliated with Pillar IV (together with Pillar IV, the “Pillar IV Entities”), which is described in Note 14.

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

During 2016, the Pillar I exercised 1,370,000 warrants to purchase common stock at a total exercise price of $2,000,200. The warrant exercise prices had been established at the time that the warrants were purchased.

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

The Company issued common stock in lieu of director board and committee fees of approximately $172,000, $122,000, and $82,000 during 2016, 2015 and 2014, respectively. Such shares were issued at the market closing price on the purchase date.

Additional information on related party transactions associated with the April 2013 agreements between the Company and the Pillar Entities (as defined in Note 14) is included in Note 14.

See also Note 6, “Collaboration and License Agreements” and Note 14, “Financings,” for additional information on related party transactions.

10. Income Taxes

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2016, have resulted in ownership changes in excess of 50% that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. In December, 2014, the Company completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in November 2012. The 2016 and 2015 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below have been adjusted to reflect the ownership change limitations that resulted from this study. The Company has entered into additional equity transactions since November 2012 that could result in ownership changes that further limit its ability to utilize its NOL and tax credit carryforwards. The Company has not determined whether any additional ownership change limitations have resulted from equity transactions that have occurred after November 2012.

As of December 31, 2016, the Company had cumulative federal and state NOLs of approximately $149.3 million and $138.2 million available to reduce federal and state taxable income, respectively. These NOLs expire through 2036. In addition, at December 31, 2016, the Company had cumulative federal and state tax credit carryforwards of $8.4 million and $1.6 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2036 and 2031, respectively. The federal and state NOLs include approximately $1.0 million and $0.7 million, respectively, of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” These amounts represent excess tax benefits as defined under ASC 718 and have not been included in the gross deferred tax asset reflected for NOLs.  However, the Company intends to adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017. As a result of the adoption, it is anticipated that the net operating losses deferred tax assets will increase by $1.4 million and will be offset by a corresponding increase in the valuation allowance. The Company does not anticipate that the adoption of ASU 2016-09 will have an impact on the Company’s Financial statements.

As of December 31, 2016 and 2015, the components of the deferred tax assets are approximately as follows:

	2016	2015
	(In thousands)
Operating loss carryforwards	$56,832	$46,432
Tax credit carryforwards	9,428	5,627
Other	7,710	5,698
	73,970	57,757
Valuation allowance	(73,970)	(57,757)
	$—	$—

The Company has provided a valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize this asset.

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	—	—	—
Change in valuation allowance	42.2	39.8	(115.3)
Federal and state credits	(9.9)	(7.4)	(4.0)
State income taxes, net of federal benefit	(3.7)	(4.5)	(5.1)
Permanent differences	3.5	2.4	0.8
Section 382 limitation	—	—	157.5
Other	1.9	3.7	0.1
Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, “Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740.” ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2016 and 2015.

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

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions. The Company is no longer subject to tax examinations for years before 2013, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the Statement of Operations and comprehensive loss as general and administrative expense.

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

11. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $0.3 million, $0.2 million and $0.1 million of 401(k) benefits were charged to operating expenses during 2016, 2015 and 2014, respectively.

12. Net Loss per Common Share Applicable to Common Stockholders

For the years ended December 31, 2016, 2015 and 2014, basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 69,712,906, 70,782,788 and 74,640,383 at December 31, 2016, 2015 and 2014, respectively, and consisted of stock options, preferred stock and warrants.

13. Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$93	$49
Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series D preferred stock to common stock	$—	$—	$5,464
Conversion of Series E preferred stock to common stock	$—	$—	$5,528
Non-cash property additions	$425	$123	$324
Accrued 2016 financing transaction costs paid in 2017	$166	$—	$—

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

15. Financings

October 13, 2016 Follow-on Underwritten Public Offering

On October 13, 2016, the Company closed a follow-on underwritten public offering, in which it sold 25,000,000 shares of common stock at a price to the public of $2.00 per share for aggregate gross proceeds of $50.0 million. On October 28, 2016, the Company sold an additional 1,225,243 shares of common stock pursuant to the underwriters’ 30-day option to purchase additional shares at the public offering price less the underwriting discount.  The net proceeds to the Company from the offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $48.8 million. Investment funds affiliated with Baker Brothers and Pillar Invest Corporation, two of the Company’s principal stockholders, and certain members of the Company’s board of directors, purchased 5,125,000 shares in this offering at the $2.00 per share purchase price.

February 19, 2015 Follow-on Underwritten Public Offering

On February 19, 2015, the Company closed a follow-on underwritten public offering, in which it sold 23,000,000 shares of common stock at a price to the public of $3.75 per share for aggregate gross proceeds of $86.3 million. The net proceeds to the Company from the offering, after deducting underwriters’ discounts and commissions and other offering costs and expenses, were $80.6 million. Investment funds affiliated with Baker Brothers and two members of the Company’s board of directors purchased 5,333,333 shares in this offering at the $3.75 per share purchase price.

On February 19, 2015, Baker Brothers held 6,965,432 shares of the Company’s common stock, warrants to purchase up to 20,316,327 shares of the Company’s common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of the Company’s common stock at an exercise price of $0.01 per share.

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

16. Subsequent Event

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Exhibit Index

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.		10-Q	August 6, 2015	001-31918

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.		S-1	November 6, 1995	33-99024

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.		S-1	December 8, 1995	33-99024

10.1††	2008 Stock Incentive Plan, as amended		8-K	June 17, 2011	001-31918

10.2††	2005 Stock Incentive Plan, as amended		10-Q	August 14, 2006	001-31918

10.3††	Amended and Restated 1997 Stock Incentive Plan.		10-Q	May 15, 2001	000-27352

10.4††	1995 Director Stock Option Plan.		8-K	June 10, 2008	001-31918

10.5††	1995 Employee Stock Purchase Plan, as amended.		8-K	June 17, 2011	001-31918

10.6††	Non-Employee Director Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan.		10-K	March 25, 2005	001-31918

10.7††	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.8††	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan.		8-K	June 21, 2005	001-31918

10.9††	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.10††	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.11††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

10.12††	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan.		8-K	June 10, 2008	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
10.13††	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014.		10-Q	August 12, 2014	001-31918

10.14††	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal		10-Q	November 9, 2005	001-31918

10.15††	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		8-K	December 18, 2008	001-31918

10.16††	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011.		10-K	March 13, 2012	001-31918

10.17††	Director Compensation Program		10-Q	May 12, 2014	001-31918

10.18	First Amendment dated February 21, 2014 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.		10-Q	May 12, 2014	001-31918

10.19†	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.		10-Q	August 12, 2014	001-31918

10.20††	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano.		10-K	March 12, 2015	001-31918

10.21	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998.		10-K	April 1, 2002	000-27352

10.22	Registration Rights Agreement dated as of May 20, 2005 by and among Idera Pharmaceuticals, Inc., Purchasers and Pillar Investment Limited.		10-Q	August 9, 2005	001-31918

10.23	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein.		8-K	March 29, 2006	001-31918

10.24	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein.		8-K	March 29, 2006	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
10.25	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.		10-Q	August 14, 2006	001-31918
10.26	Form of Warrant issued to Investors in Idera Pharmaceuticals, Inc.’s August 5, 2010 Financing.		10-Q	November 4, 2010	001-31918

10.27††	Second Amendment dated December 1, 2014 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005.		10-K	March 12, 2015	001-31918

10.28††	Employment Letter, dated December 12, 2014, by and between Idera Pharmaceuticals, Inc. and J. Peter Wolf, III.		10-K	March 12, 2015	001-31918

10.29	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	September 26,2013	001-31918

10.30	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073).		8-K	February 5, 2014	001-31918

10.31	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.32	Amendment No. 1, dated November 9, 2012, to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 14, 2012	001-31918

10.33	Registration Rights Agreement, November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

10.34	Form of Warrant issued to Purchaser pursuant to Convertible Preferred Stock and Warrant Purchase Agreement, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Purchaser named therein.		8-K	November 10, 2011	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
10.35	Amendment No. 1, dated November 9, 2012, to Warrant, dated November 4, 2011, between Idera Pharmaceuticals, Inc. and the Registered Holder named therein.		8-K	November 14, 2012	001-31918

10.36	Convertible Preferred Stock and Warrant Purchase Agreement, dated November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

10.37	Registration Rights Agreement, November 9, 2012, among Idera Pharmaceuticals, Inc. and the Purchasers named therein.		8-K	November 14, 2012	001-31918

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

			10-Q	May 15, 2013	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
10.45	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.46††	2013 Stock Incentive Plan, as amended.		8-K	June 13, 2014	001-31918

10.47††	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.48††	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.49††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.50††	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher.		10-Q	May 11, 2015	001-31918

10.51††	Consulting Agreement, dated January 30, 2015, by and between Idera Pharmaceuticals, Inc. and Robert D. Arbeit, M.D.		10-Q	May 11, 2015	001-31918

10.52	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein.		8-K	February 9, 2015	001-31918

10.53††	Amendment to 2013 Stock Incentive Plan, as amended.		8-K	June 11, 2015	001-31918

10.54††	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement.		10-Q	November 6, 2015	001-31918

10.55††	Employment Letter, dated June 5, 2015, by and between Idera Pharmaceuticals, Inc. and Mark J. Casey.		10-Q	May 9, 2016	001-31918

10.56*	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.	X

10.57	Second Amendment dated November 17, 2016 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†        Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

††      Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.