Form 10-K/A
period 2016-12-31
IDERA PHARMACEUTICALS, INC.
filed 2017-03-16
CIK 861838

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

Explanatory Note

Idera Pharmaceuticals, Inc. (“the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”), which was originally filed with the Securities and Exchange Commission on March 15, 2017, solely to include the correct version of Exhibit 10.57, as the Annual Report inadvertently included the incorrect document as Exhibit 10.57.  There are no other changes to the Annual Report.

This Amendment No. 1 speaks as of the date of the original filing of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

PART IV.

Item 15.Exhibits and Financial Statement Schedules.

(a)(3)The list of Exhibits filed as a part of this report is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2017.

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

			10-Q	May 15, 2013	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
10.45	Form of Pre-Funded Warrant issued to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155).		10-Q	May 15, 2013	001-31918

10.46††	2013 Stock Incentive Plan, as amended.		8-K	June 13, 2014	001-31918

10.47††	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.48††	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.49††	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan.		8-K	July 29, 2013	001-31918

10.50††	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher.		10-Q	May 11, 2015	001-31918

10.51††	Consulting Agreement, dated January 30, 2015, by and between Idera Pharmaceuticals, Inc. and Robert D. Arbeit, M.D.		10-Q	May 11, 2015	001-31918

10.52	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein.		8-K	February 9, 2015	001-31918

10.53††	Amendment to 2013 Stock Incentive Plan, as amended.		8-K	June 11, 2015	001-31918

10.54††	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement.		10-Q	November 6, 2015	001-31918

10.55††	Employment Letter, dated June 5, 2015, by and between Idera Pharmaceuticals, Inc. and Mark J. Casey.		10-Q	May 9, 2016	001-31918

10.56*	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.		10-K	March 15, 2017	001-31918

10.57	Second Amendment dated November 17, 2016 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC.	X

23.1	Consent of Independent Registered Public Accounting Firm		10-K	March 15, 2017	001-31918

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 15, 2017	001-31918

Incorporated by Reference to
Exhibit		Filed		Filing	SEC File
Number	Description	Herewith	Form	Date	No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	March 15, 2017	001-31918

†        Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

††      Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

*Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.