Form 10-Q
period 2017-03-31
IDERA PHARMACEUTICALS, INC.
filed 2017-05-04
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

April 28, 2017
Common Stock, par value $.001 per share	149,148,384
Class	Outstanding as of April 28, 2017

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q and under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In thousands, except per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$79,694	$80,667
Short-term investments	11,568	28,347
Prepaid expenses and other current assets	4,235	2,030
Total current assets	95,497	111,044
Property and equipment, net	1,744	1,853
Restricted cash and other assets	332	334
Total assets	$97,573	$113,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,353	$556
Accrued expenses	4,369	7,394
Current portion of note payable	300	292
Current portion of deferred revenue	985	1,111
Total current liabilities	7,007	9,353
Deferred revenue, net of current portion	—	152
Note payable, net of current portion	131	209
Other liabilities	244	168
Total liabilities	7,382	9,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 149,135 and 149,065 shares at March 31, 2017 and December 31, 2016, respectively	149	149
Additional paid-in capital	643,611	641,687
Accumulated deficit	(553,568)	(538,470)
Accumulated other comprehensive loss	(1)	(17)
Total stockholders’ equity	90,191	103,349
Total liabilities and stockholders’ equity	$97,573	$113,231

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
Alliance revenue	$378	$294
Operating expenses:
Research and development	11,485	9,296
General and administrative	4,081	3,916
Total operating expenses	15,566	13,212
Loss from operations	(15,188)	(12,918)
Other income (expense):
Interest income	153	120
Interest expense	(16)	(23)
Foreign currency exchange loss	(6)	(2)
Net loss	(15,057)	(12,823)
Basic and diluted net loss per common share (Note 13)	$(0.10)	$(0.11)
Shares used in computing basic and diluted net loss per common share	149,100	121,284
Net loss	$(15,057)	$(12,823)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	16	134
Comprehensive loss	$(15,041)	$(12,689)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(15,057)	$(12,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,784	1,716
Issuance of common stock for services rendered	43	32
Accretion of premiums and discounts on investments	74	195
Depreciation and amortization expense	176	157
Other	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,205)	(46)
Accounts payable, accrued expenses, and other liabilities	(2,183)	(1,812)
Deferred revenue	(278)	(277)
Net cash used in operating activities	(17,646)	(12,855)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(2,946)
Proceeds from maturity of available-for-sale securities	16,720	9,239
Proceeds from sale of available-for-sale securities	—	1,974
Purchases of property and equipment	(30)	(90)
Net cash provided by investing activities	16,690	8,177
Cash Flows from Financing Activities:
Proceeds from exercise of common stock warrants and options and employee stock purchases	57	36
Payments on note payable	(70)	(63)
Payments on capital lease	(4)	(2)
Net cash used in financing activities	(17)	(29)
Net decrease in cash and cash equivalents	(973)	(4,707)
Cash and cash equivalents, beginning of period	80,667	26,586
Cash and cash equivalents, end of period	$79,694	$21,879

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

The Company’s TLR antagonist lead drug candidate IMO-8400 is an antagonist of TLR7, TLR8 and TLR9.  The Company is developing IMO-8400 for the treatment of a rare disease called dermatomyositis. The Company selected this indication for development based on the reported increase in TLR expression in this disease state, expression of cytokines indicative of key TLR-mediated pathways and the presence of auto-antibodies that can induce TLR-mediated immune responses.

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

In January 2017, the Company announced that we had selected its first 3GA candidate to enter clinical development.  The Company is planning to develop IDRA-008 for a well-established liver target with available pre-clinical animal models and well-known clinical endpoints.  IDRA-008 has potential for both broad and rare disease applications.

As of March 31, 2017 the Company had an accumulated deficit of $553.6 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for drug candidates, either alone or in collaborations with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company believes, based on its current operating plan, its existing cash, cash equivalents and investments will enable the Company to fund its operations into the second quarter of 2018. The Company has and will continue to evaluate available alternatives to extend its operations beyond the second quarter of 2018.

(2) New Accounting Pronouncements - Recently Issued

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended by ASU No. 2015-14. ASU No. 2014-09, as amended by ASU No. 2015-14, requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. Early adoption of this ASU is permitted only for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and currently expects to adopt the modified retrospective transition method. The adoption of ASU 2014-09 may have a material effect on the Company’s financial statements, including the footnote disclosures. To date, the Company has derived our revenues from a limited number of license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, contingent revenues in the form of commercial and development milestones and option payments and royalties. Each of the Company’s license and collaboration agreements has unique terms that will need to be evaluated separately under the new standard. The Company has started our preliminary assessment of its active license and collaboration agreements. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Accordingly, the Company expects that our evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. In addition, the current accounting standards include a presumption that revenue from upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard will require entities to determine an appropriate attribution method using either output or input methods and does not include a presumption that entities would default to a ratable attribution approach. These factors could materially impact the amount and timing of the Company’s revenue recognition from its license and collaboration agreements under the new revenue standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), which is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted this standard, which had the following impacts on its financial statements. (1) ASU 2016-09 requires organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. The Company’s net operating loss deferred tax assets increased by $1.4 million and were offset by a corresponding increase in the valuation allowance given the Company’s continued loss position.  Accordingly, the adoption of ASU 2016-09 has had no impact on the Accumulated deficit. (2) ASU 2016-09 allows organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting. The adoption of this portion of ASU 2016-09 has no impact on the Company’s financial statements.  (3) ASU 2016-09 allows companies to make a policy election to account for forfeitures as they occur.  The Company has made the policy election to account for forfeitures as they occurred and has used the modified retrospective transition method, resulting in a $41,000 reduction in Accumulated paid-in capital and an increase in Accumulated deficit as of January 1, 2017, to reflect the cumulative effect of previously estimated forfeitures.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2017 and December 31, 2016 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2017 and December 31, 2016 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets
Money market funds	$79,357	$79,357	$—	$—
Short-term investments – corporate bonds	4,476	—	4,476	—
Short-term investments – municipal bonds	7,092	—	7,092	—
Total Assets	$90,925	$79,357	$11,568	$—
Total Liabilities	$—	$—	$—	$—

December 31, 2016
Assets
Money market funds	$67,580	$67,580	$—	$—
Short-term investments – corporate bonds	19,729	—	19,729	—
Short-term investments – municipal bonds	8,618	—	8,618	—
Total Assets	$95,927	$67,580	$28,347	$—
Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and municipal bond investments the fair value of which may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value.  Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at March 31, 2017 or December 31, 2016.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gain	Value
	(In thousands)
Short-term investments – corporate bonds	$4,477	$(1)	$—	$4,476
Short-term investments – municipal bonds	7,092	(1)	1	7,092
Total short-term investments	11,569	(2)	1	11,568
Total investments	$11,569	$(2)	$1	$11,568

	December 31, 2016
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	Value
	(In thousands)
Short-term investments – corporate bonds	$19,740	$(11)	$—	$19,729
Short-term investments – municipal bonds	8,624	(6)	—	8,618
Total short-term investments	28,364	(17)	—	28,347
Total investments	$28,364	$(17)	$—	$28,347

The Company had no realized gains or losses from available-for-sale securities in the three months ended March 31, 2017 and 2016. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s condensed statements of operations and comprehensive loss for any securities for the three months ended March 31, 2017 and 2016. The Company had no auction rate securities as of March 31, 2017 and December 31, 2016. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At March 31, 2017 and December 31, 2016, net property and equipment at cost consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Leasehold improvements	$671	$671
Laboratory equipment and other	5,111	5,127
Total property and equipment, at cost	5,782	5,798
Less: Accumulated depreciation and amortization	4,038	3,945
Property and equipment, net	$1,744	$1,853

Depreciation and amortization expense on property and equipment was approximately $176,000 in each of the three months ended March 31, 2017 and 2016. There were $33,000 and $99,000 in non-cash property additions, in the three months ended March 31, 2017 and 2016, respectively.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of March 31, 2017 and December 31, 2016, the restricted cash amounted to $0.3 million held in certificates of deposit securing a line of credit for the lessor.  The lease expires August 2022.

(10) Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the three months ended March 31, 2017 and 2016 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive income (loss) on the accompanying balance sheets. The Company applies ASU No. 2011-05, Comprehensive Income, by presenting the components of net income and other comprehensive income as one continuous statement.

The following table includes the changes in the accumulated balance of the component of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(In thousands)	2017	2016
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(17)	$(134)
Change during the period	16	134
Accumulated unrealized loss on available-for-sale securities at end of period	$(1)	$—

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

Therefore, the Company has identified two units of accounting in connection with its initial deliverables under the GSK Agreement as follows: (i) the R&D Services Unit of Accounting, and (ii) the JSC Deliverable.

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

The Company recognized as revenue approximately $0.3 million of deferred revenue related to the GSK Agreement during each of the three months ended March 31, 2017 and 2016. This revenue is classified as alliance revenue in the accompanying statements of operations and comprehensive loss. There was approximately $1.0 million of deferred revenue related to the GSK Agreement at March 31, 2017, all of which is reflected in current portion of deferred revenue  in the accompanying balance sheet.

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

The Company recorded charges in Total operating expense of $1.8 million and $1.7 million in its statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, respectively, for stock-based compensation expense attributable to stock-based payments made to employees and directors. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions apply to the options to purchase 3,422,000 and 2,733,750 shares of common stock granted to employees and directors during the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
Average risk free interest rate	1.7%	1.5%
Expected dividend yield	—	—
Expected lives (years)	3.9	4.1
Expected volatility	86.9%	93.0%
Weighted average grant date fair value of options granted during the period (per share)	$0.99	$1.90
Weighted average exercise price of options granted during the period (per share)	$1.59	$2.86

The expected lives and the expected volatility of the options granted during the three months ended March 31, 2017 and 2016 are based on historical experience. All options granted during the three months ended March 31, 2017 and 2016 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(13) Net Loss per Common Share

For the three months ended March 31, 2017 and 2016, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 72,913,781 and 73,346,318 for the three months ended March 31, 2017 and 2016, respectively, and consist of stock options, preferred stock and warrants.

(14) Employee Stock Purchases

The Company issued common stock as a result of employee stock purchases as follows during the three months ended March 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
(In thousands)	Shares	Proceeds	Shares	Proceeds
Employee stock purchases	42	$57	24	$36
Total	42	$57	24	$36

(15) Related Party Transactions

The Company issued 28,385 and 10,690 shares of common stock in lieu of director board and committee fees of approximately $43,000 and $32,000 pursuant to the Company’s director compensation program during the three months ended March 31, 2017 and 2016, respectively. The number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

See also Note 17, “Financing” for additional information on related party transactions.

(16) Deferred Tax Assets

The Company’s deferred tax assets are determined based on temporary differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2017 and 2016, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the deferred tax assets, the Company has recorded full valuation allowances against its otherwise recognizable deferred tax assets at March 31, 2017 and December 31, 2016.

(17) Financing

On October 13, 2016, the Company closed a follow-on underwritten public offering, in which it sold 25,000,000 shares of common stock at a price to the public of $2.00 per share for aggregate gross proceeds of $50.0 million. On October 28, 2016, the Company sold an additional 1,225,243 shares of common stock pursuant to the underwriters’ 30-day option to purchase additional shares at the public offering price less the underwriting discount.  The net proceeds to the Company from the offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $48.8 million. Investment funds affiliated with Baker Bros. Advisors LP and Pillar Invest Corporation, two of the Company’s principal stockholders, and certain members of the Company’s board of directors, purchased a total of 5,125,000 shares in this offering at the $2.00 per share purchase price.

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

In June 2015, we entered into a strategic research alliance with the University of Texas, MD Anderson Cancer Center, or MD Anderson, to commence clinical development of IMO-2125 in combination with checkpoint inhibitors. In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory). We subsequently amended the trial protocol to enable an additional arm to study the combination of IMO-2125 with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co. in the same patient population. In the Phase 1 portion of this clinical trial, escalating doses of IMO-2125 ranging from 4 mg through 32 mg in the ipilimumab arm and ranging from 8 mg through 32 mg in the pembrolizumab arm are being administered intra-tumorally into a selected tumor lesion, together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of IMO-2125 when administered intra-tumorally in combination with ipilimumab or pembrolizumab. The primary objectives of the Phase 2 portion of the trial will be to characterize the safety of the combinations and determine the activity of the combinations utilizing immune-related response criteria. Additionally, a secondary objective of the Phase 2 portion of the trial will be to assess treatment response using traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the entire Phase 1/2 trial may enroll approximately 60 to 80 patients across both ipilimumab and pembrolizumab arms.

In September 2016, we disclosed early clinical results from the 4 mg and 8 mg dosing cohorts of the Phase 1 ipilimumab combination portion of the trial in which three of six evaluable patients demonstrated clinical responses (one complete response and two partial responses). We also disclosed that the drug was well tolerated through the initial dosing of the 16 mg dosing cohort. We have completed enrollment in the dose escalation phase in the ipilimumab arm of the trial as well as the 8 mg dosing cohort in the pembrolizumab arm of the trial. We presented available translational, efficacy and safety data findings from the 4 mg, 8 mg and 16 mg dosing cohorts in the ipilimumab arm during an oral presentation at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in November 2016.  In February 2017, we provided a further update in a poster session at the joint meeting of the American Society of Clinical Oncology (ASCO)-SITC Meeting where we  disclosed that the drug was well tolerated through the initial dosing of the 32mg dosing cohort in the ipilimumab arm as well as through the initial dosing of the 8mg cohort in the pembrolizumab arm.

In April 2017, we initiated enrollment in the Phase 2 portion of the trial with the 8mg dose of intratumoral IMO-2125.  The Phase 2 portion of the trial utilizes a Simon two-stage design to evaluate the objective response rate of IMO-2125 in combination with ipilimumab, compared to historical data for ipilimumab alone in the anti-PD-1 refractory metastatic melanoma population. The ipilimumab arm of IMO-2125-204 has already met the pre-specified futility assessment to advance immediately into the second stage of the Phase 2 portion of the trial given that two patients treated at the Phase 2 dose experienced confirmed responses, including one complete response. We anticipate that the Phase 2 portion of the trial will enroll a total of 21 patients dosed at the 8mg dose, of which nine were already enrolled as of April 11, 2017.  The MD Anderson Cancer Center will continue to lead the trial and will be joined by additional centers.

Additionally, the Phase 1 dose escalation of IMO-2125 in combination with pembrolizumab is ongoing and we initiated a Phase 1 trial with IMO-2125 administered as a single agent intra-tumorally in multiple tumor types. We are also planning to initiate a Phase 2 clinical trial with IMO-2125 administered intra-tumorally together with other checkpoint inhibitors in multiple tumor types.

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

Our focus is on creating 3GA candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications and gene targets in our 3GA program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism of action; unmet medical need to allow for a rapid development path to approval and commercial opportunity.  To date, we have created 22 novel 3GA compounds for specific gene targets that are potentially applicable across a wide variety of therapeutic areas.  These areas include rare diseases, oncology, autoimmune disorders, metabolic conditions, single point mutations and others.  Our current activities with respect to these compounds range from cell culture through investigational new drug, or IND, application-enabling toxicology.

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

Additional Programs

IMO-9200 for Autoimmune Disease.   We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In 2015, we completed a Phase 1 clinical trial of IMO-9200 in healthy subjects as well as additional preclinical studies of IMO-9200 for autoimmune diseases. In 2015, we determined not to proceed with the development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of our company.  In November 2016, we entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd., or Vivelix, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders, which agreement we refer to as the Vivelix Agreement.

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

Accumulated Deficit

As of March 31, 2017, we had an accumulated deficit of $553.6 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

Alliance Revenue

Alliance revenue increased $0.1 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. In November 2015, in connection with the execution of the GSK Agreement, we received a $2.5 million upfront payment that we recorded as deferred revenue.  We are recognizing this deferred revenue as revenue on a straight line basis over the anticipated 27-month performance period under the GSK Agreement. Accordingly, we recognized approximately $0.3 million of alliance revenue related to the GSK Agreement during the three months ended March 31, 2017 and 2016. The $0.1 million increase in revenue resulted additional services provided for under GSK Agreement, offset by lower reimbursements by licensees of costs associated with patent maintenance.

Research and Development Expenses

Research and development expenses increased by $2.2 million or 24%, from $9.3 million for the three months ended March 31, 2016, to $11.5 million for the three months ended March 31, 2017. In the following table, research and development expenses are set forth in the following five categories which are discussed beneath the table:

	Three months ended		Percentage
(in thousands)	March 31,		Increase
	2017	2016	(Decrease)
IMO-2125 external development expense	$2,395	$1,174	104%
IMO-8400 external development expense	2,429	2,138	14%
IMO-9200 external development expense	4	206	(98)%
Other drug development expense	4,066	3,152	29%
Basic discovery expense	2,591	2,626	(1)%
	$11,485	$9,296	24%

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through March 31, 2017 we incurred approximately $7.8 million in IMO-2125 external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma, the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $7.8 million in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

The increase in our IMO-2125 external development expenses in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to increases in costs associated with the design and planning for additional clinical trials of IMO-2125 and continued Phase 1/2 clinical trials, partially offset by lower drug manufacturing costs.

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

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $36.6 million in IMO-8400 external development expenses through March 31, 2017, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis; preparation for and conduct of our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; the preparation for and conduct of our ongoing Phase 2 clinical trial in patients with dermatomyositis; the manufacture of additional drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

The increase in our IMO-8400 external development expenses in the three months ended March 31, 2017, as compared to three months ended March 31, 2016, was primarily due to increases related to our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis, partially offset by lower spend on awareness and education.

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

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4.6 million in IMO-9200 external development expenses from October 2014 through March 31, 2017 including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. We classified the IMO-9200 external development expenses incurred prior to October 2014 in other drug development expenses.

The decrease in IMO-9200 external development expenses in the three months ended March 31, 2017, as compared to three months ended March 31, 2016, reflects lower spending on manufacturing and nonclinical toxicology studies during the three months ended March 31, 2017.  We expect our IMO-9200 external development expenses to decrease during 2017, as compared to 2016, as in September 2016, we determined not to proceed with the development of IMO-9200 and, in November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders.

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

The increase in other drug development expenses in the three months ended March 31, 2017, as compared to three months ended March 31, 2016, was primarily due to the external costs of preclinical programs and awareness and education programs, partially offset by lower consulting costs during the three months ended March 31, 2016.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.

The decrease in basic discovery expenses in the three months ended March 31, 2017, as compared to three months ended March 31, 2016, was primarily due to lower overhead expenses.

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

General and administrative expenses increased by approximately $0.2 million, or 4%, from $3.9 million in the three months ended March 31, 2016 to $4.1 million in the three months ended March 31, 2017.  The increase in general and administrative expenses was primarily due to increases in patent preparation fees and commercial research costs.

We expect general and administrative expenses to increase during 2017, as compared to 2016, due to additional headcount to support our drug development programs.

Interest Income

Interest income increased by $33,000 from $120,000 in the three months ended March 31, 2016 to $153,000 in the three months ended March 31, 2017, primarily due to fluctuations of investment balances in the three months ended March 31, 2017 and 2016, which were impacted by the investment of funds obtained from our follow-on underwritten public offering in October 2016, offset by general spending.

Interest Expense

Interest expense decreased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a decrease in the outstanding principal amount of our note under our loan and security agreement with Oxford Finance LLC.

Net Loss

As a result of the factors discussed above, our net loss was $15.1 million for the three months ended March 31, 2017, compared to $12.8 million for the three months ended March 31, 2016.  Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through March 31, 2017, we incurred losses of $293.4 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of earlier generation antisense technology. Since our inception, we had an accumulated deficit of $553.6 million through March 31, 2017. We expect to continue to incur substantial operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

•	sale of common stock, preferred stock and warrants;

•	exercise of warrants;

•	debt financing, including capital leases;

•	license fees, research funding and milestone payments under collaborative and license agreements; and

•	interest income.

We have an effective shelf registration statement on Form S-3 that permits us to offer and sell, as of April 28, 2017, up to an additional $61.3 million of securities in one or more offerings.

Cash Flows

Three Months Ended March 31, 2017

As of March 31, 2017, we had approximately $91.3 million in cash, cash equivalents and investments, a net decrease of approximately $17.8 million from December 31, 2016.

Net cash used in operating activities totaled $17.6 million during the three months ended March 31, 2017, reflecting our $15.1 million net loss for the period, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $16.7 million net cash provided by investing activities during the three months ended March 31, 2017 reflects proceeds from the maturity of $16.7 million of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase,  partially offset by payments for the purchase of $30,000 in property and equipment.

The $17,000 net cash used in financing activities during the three months ended March 31, 2017 reflects $70,000 in payments on our note payable, partially offset by $57,000 in net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP and $4,000 of payments on capital leases.

Three Months Ended March 31, 2016

As of March 31, 2016, we had approximately $74.1 million in cash, cash equivalents and investments, a net decrease of approximately $13.0 million from December 31, 2015.

Net cash used in operating activities totaled $12.9 million during the three months ended March 31, 2016, reflecting our $12.8 million net loss, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $8.2 million net cash provided by investing activities during the three months ended March 31, 2016 reflects the purchase of $2.9 million of available-for-sale securities, which are investments that we do not have the positive intent to hold to maturity at the time of purchase, proceeds from the maturity of $9.2 million of available-for-sale securities, proceeds from the sale of $2.0 million of available-for-sale securities, and payments for the purchase of $90,000 in property and equipment.

           The $29,000 net cash used in financing activities during the three months ended March 31, 2016 reflects $36,000 in net proceeds from employee stock purchases under our ESPP and $63,000 in payments on our note payable.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $553.6 million at March 31, 2017. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues from the sale of drugs. As of April 28, 2017, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $91.3 million at March 31, 2017. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the second quarter of 2018. Specifically, we believe that our available funds will be sufficient to enable us to:

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

In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 10 to the financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2017, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At March 31, 2017, all of our invested funds were invested in two money market funds, classified in cash and cash equivalents on the accompanying balance sheet, corporate bonds, municipal bonds and commercial paper classified in short-term investments, and corporate bonds and municipal bonds classified in long-term investments.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IDERA PHARMACEUTICALS, INC.

Date: May 4, 2017	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Form of Director and Officer Indemnification Agreement.
10.2	Form of Executive Severance and Change of Control Agreement.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document