Form 10-Q
period 2017-06-30
IDERA PHARMACEUTICALS, INC.
filed 2017-08-07
CIK 861838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	149,631,783
Class	Outstanding as of July 31, 2017

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2017. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the SEC, and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$74,659	$80,667
Short-term investments	2,576	28,347
Prepaid expenses and other current assets	4,209	2,030
Total current assets	81,444	111,044
Property and equipment, net	1,600	1,853
Restricted cash and other assets	329	334
Total assets	$83,373	$113,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$556
Accrued expenses	5,950	7,394
Current portion of note payable	309	292
Current portion of deferred revenue	563	1,111
Total current liabilities	7,351	9,353
Deferred revenue, net of current portion	235	152
Note payable, net of current portion	50	209
Other liabilities	865	168
Total liabilities	8,501	9,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 149,606 and 149,065 shares at June 30, 2017 and December 31, 2016, respectively	150	149
Additional paid-in capital	649,761	641,687
Accumulated deficit	(575,038)	(538,470)
Accumulated other comprehensive loss	(1)	(17)
Total stockholders’ equity	74,872	103,349
Total liabilities and stockholders’ equity	$83,373	$113,231

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Alliance revenue	$187	$301	$565	$595
Operating expenses:
Research and development	17,891	10,128	29,376	19,424
General and administrative	3,888	3,778	7,969	7,694
Total operating expenses	21,779	13,906	37,345	27,118
Loss from operations	(21,592)	(13,605)	(36,780)	(26,523)
Other income (expense):
Interest income	144	110	297	230
Interest expense	(13)	(21)	(29)	(44)
Foreign currency exchange gain (loss)	(10)	31	(16)	29
Net loss	$(21,471)	$(13,485)	$(36,528)	$(26,308)
Basic and diluted net loss per common share (Note 14)	$(0.14)	$(0.11)	$(0.24)	$(0.22)
Shares used in computing basic and diluted net loss per common share	149,412	121,323	149,257	121,304
Net loss	$(21,471)	$(13,485)	$(36,528)	$(26,308)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	—	12	16	146
Comprehensive loss	$(21,471)	$(13,473)	$(36,512)	$(26,162)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(36,528)	$(26,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,542	3,497
Issuance of common stock for services rendered	74	64
Accretion of discounts and premiums on investments	92	360
Depreciation and amortization expense	368	317
Other	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,179)	(12)
Accounts payable, accrued expenses, and other liabilities	(779)	121
Deferred revenue	(465)	(555)
Net cash used in operating activities	(31,875)	(22,514)
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(2,946)
Proceeds from maturity of available-for-sale securities	25,695	21,296
Proceeds from sale of available-for-sale securities	—	1,974
Purchases of property and equipment	(100)	(267)
Net cash provided by investing activities	25,595	20,057
Cash Flows from Financing Activities:
Proceeds from exercise of common stock warrants and options and employee stock purchases	419	67
Payments on note payable	(142)	(127)
Payments on capital lease	(5)	(5)
Net cash provided by (used in) financing activities	272	(65)
Net decrease in cash and cash equivalents	(6,008)	(2,522)
Cash and cash equivalents, beginning of period	80,667	26,586
Cash and cash equivalents, end of period	$74,659	$24,064

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

(1) Organization

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: its Toll-like receptor (“TLR”) targeting technology and its third-generation antisense (“3GA”) technology. The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using its 3GA technology, the Company is developing drug candidates to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company believes its 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

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

Toll-Like Receptors

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

Third-Generation Antisense

The Company is developing its 3GA technology to “turn off” the mRNA associated with disease causing genes. The Company designed 3GA oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies. Although currently used technologies to silence RNA have demonstrated the ability to inhibit the expression of disease-associated proteins, the Company believes that to reach their full therapeutic potential, gene silencing technologies need to achieve an improved therapeutic index with efficient systemic delivery, reduced immunotoxicity and increased potency. The Company is designing its 3GA oligonucleotides to have these attributes.

The Company has selected IDRA-008 as its first 3GA candidate to enter clinical development.  The Company is planning to develop IDRA-008 for a well-established liver target with available pre-clinical animal models and well-known clinical endpoints.  The Company believes that IDRA-008 has potential for both broad and rare disease applications

At June 30, 2017, the Company had an accumulated deficit of $575.0 million. The Company expects to incur substantial operating losses in future periods. The Company does not expect to generate significant product revenue, sales-based milestones or royalties until the Company or its collaborators successfully complete development and obtain marketing approval for drug candidates, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements.

The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company believes, based on its current operating plan, its existing cash, cash equivalents and investments will enable the Company to fund its operations into the fourth quarter of 2018. The Company has and will continue to evaluate available alternatives to extend its operations beyond the fourth quarter of 2018.

(2) New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), which is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  As of January 1, 2017, the Company adopted this standard, which had the following impacts on its financial statements. (1) ASU 2016-09 requires organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. The Company’s net operating loss deferred tax assets increased by $1.4 million and were offset by a corresponding increase in the valuation allowance given the Company’s continued loss position.  Accordingly, the adoption of this portion of ASU 2016-09 had no impact on the Accumulated deficit. (2) ASU 2016-09 allows organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting. The adoption of this portion of ASU 2016-09 had no impact on the Company’s financial statements.  (3) ASU 2016-09 allows companies to make a policy election to account for forfeitures as they occur.  The Company has made the policy election to account for forfeitures as they occurred and has used the modified retrospective transition method, resulting in less than $0.1 million reduction in Additional paid-in capital and an increase in Accumulated deficit as of January 1, 2017, to reflect the cumulative effect of previously estimated forfeitures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended by ASU No. 2015-14 (as amended, “ASU 2014-09”). ASU No. 2014-09 requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In particular, this ASU addresses contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. Early adoption of this ASU is permitted only for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. This guidance is applicable to the Company's fiscal year beginning January 1, 2018 and the Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective transition method. The adoption of ASU 2014-09 may have a material effect on the Company’s financial statements, including the footnote disclosures. To date, the Company has derived our revenues from a limited number of license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, contingent revenues in the form of commercial and development milestones and option payments and royalties. Each of the Company’s license and collaboration agreements has unique terms that will need to be evaluated separately under the new standard. The Company is in process of assessing its two active license and collaboration agreements. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including the timing of recognition of certain milestone payments. Accordingly, the Company expects its evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. In addition, the current accounting standards include a presumption that revenue from certain upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. ASU 2014-09 will require entities to determine an appropriate attribution method using either output or input methods and does not include a presumption that entities would default to a ratable attribution approach. These factors could materially impact the amount and timing of the Company’s revenue recognition from its license and collaboration agreements under ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  This guidance is applicable to the Company's fiscal year beginning January 1, 2019. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

(3) Unaudited Interim Financial Statements

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

(4) Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 6, “Fair Value of Assets and Liabilities.” The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 5(a) to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including put and call features which the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

(5) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2017 and December 31, 2016 consisted of cash and money market funds.

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

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2017 and December 31, 2016 categorized by the level of inputs used in the valuation of each asset and liability.

		Quoted Prices
		in Active
		Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets
Money market funds	$73,136	$73,136	$—	$—
Short-term investments – municipal bonds	2,576	—	2,576	—
Total Assets	$75,712	$73,136	$2,576	$—
Total Liabilities	$—	$—	$—	$—

December 31, 2016
Assets
Money market funds	$67,580	$67,580	$—	$—
Short-term investments – corporate bonds	19,729	—	19,729	—
Short-term investments – municipal bonds	8,618	—	8,618	—
Total Assets	$95,927	$67,580	$28,347	$—
Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and municipal bond investments, the fair value of which may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since all investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet. The Company did not elect to measure any other financial assets or liabilities at fair value at June 30, 2017 or December 31, 2016.

(7) Investments

The Company’s available-for-sale investments at fair value consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	Value
	(In thousands)
Short-term investments – municipal bonds	$2,577	$(1)	$—	$2,576
Total short-term investments	2,577	(1)	—	2,576
Total investments	$2,577	$(1)	$—	$2,576

	December 31, 2016
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	(Losses)	Gains	Value
	(In thousands)
Short-term investments – corporate bonds	$19,740	$(11)	$—	$19,729
Short-term investments – municipal bonds	8,624	(6)	—	8,618
Total short-term investments	28,364	(17)	—	28,347
Total investments	$28,364	$(17)	$—	$28,347

The Company had no realized gains or losses from available-for-sale securities during the six months ended June 30, 2017 and 2016. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s statements of operations and comprehensive loss for any securities for the six months ended June 30, 2017 and 2016. See Note 4, “Financial Instruments,” and Note 6, “Fair Value of Assets and Liabilities” for additional information related to the Company’s investments.

(8) Property and Equipment

At June 30, 2017 and December 31, 2016, net property and equipment at cost consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Leasehold improvements	$671	$671
Laboratory equipment and other	5,158	5,127
Total property and equipment, at cost	5,829	5,798
Less: Accumulated depreciation and amortization	4,229	3,945
Property and equipment, net	$1,600	$1,853

Depreciation and amortization expense on property and equipment was approximately $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. There were less than $0.1 million in non-cash property additions during both the three months and six months ended June 30, 2017 and 2016.

(9) Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of June 30, 2017 and December 31, 2016, the restricted cash amounted to $0.3 million held in certificates of deposit securing a line of credit for the lessor.  The lease expires August 2022.

(10) Accrued Expenses

At June 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Payroll and related costs	$2,056	$2,498
Clinical and nonclinical trial expenses	3,392	3,577
Professional and consulting fees	424	840
Equipment purchase	—	368
Other	78	111
	$5,950	$7,394

Included in accrued payroll and related costs as of June 30, 2017 is the current portion, or $0.6 million, of the $1.2 million of salary continuation severance benefits to be paid in equal installments through May 31, 2019 to a former executive.  The long-term portion of $0.6 million is included within Other liabilities in the Company’s balance sheet as of June 30, 2017.

(11) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss for the six months ended June 30, 2017 and 2016 is comprised of reported net loss and any change in net unrealized gains and losses on investments during each period, which is included in accumulated other comprehensive income (loss) on the accompanying balance sheets.

The following table includes the changes in the accumulated balance of the component of other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2017	2016
Accumulated unrealized loss on available-for-sale securities at beginning of period	$(17)	$(134)
Change during the period	16	146
Accumulated unrealized loss on available-for-sale securities at end of period	$(1)	$12

(12) Collaboration with GlaxoSmithKline Intellectual Property Development Limited

In November 2015, the Company entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from the Company’s 3GA technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 36 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

The Company has concluded that the Collaboration License does not qualify for separation from the Research Services. As it relates to the assessment of standalone value, the Company has determined that GSK cannot fully exploit the value of the Collaboration License without receipt of the Research Services from the Company. The Research Services involve unique skills and specialized expertise, particularly as it relates to the Company’s proprietary technology, which is not available in the marketplace. Accordingly, GSK must obtain the Research Services from the Company which significantly limits the ability for GSK to utilize the Collaboration License for its intended purpose on a standalone basis. Therefore, the Collaboration License does not have standalone value from the Research Services. As a result, the Collaboration License and the Research Services have been combined as a single unit of accounting (the “R&D Services Unit of Accounting”). The Company has concluded that the JSC Deliverable identified at the inception of the arrangement has standalone value from the other deliverables noted based on its nature. Factors considered in this determination included, among other things, the capabilities of the collaborator, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement.

Therefore, the Company has identified two units of accounting in connection with its initial deliverables under the GSK Agreement as follows: (i) the R&D Services Unit of Accounting, and (ii) the JSC Deliverable.

Allocable arrangement consideration at inception of the GSK Agreement is comprised of the up-front payment of $2.5 million, which was allocated to the R&D Services Unit of Accounting. No amount was allocated to the JSC Deliverable because the related best estimate of selling price was determined to be de minimis. The $2.5 million was recorded as deferred revenue in the Company’s balance sheet and is being recognized as revenue on a straight-line basis over the Company’s estimate of the period over which the Research Services are delivered.  In the second quarter of 2017, the Company revised its estimate of the research period from 27 months to 36 months, which is being accounted for on a prospective basis.

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

The Company recognized as revenue $0.2 million and $0.3 million of deferred revenue related to the GSK Agreement during the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million of deferred revenue for the six months ended June 30, 2017 and 2016, respectively. This revenue is classified as alliance revenue in the accompanying statements of operations and comprehensive loss.

There was $0.8 million of deferred revenue related to the GSK Agreement at June 30, 2017, of which $0.6 million is reflected in current portion of deferred revenue and $0.2 million is reflected as long-term deferred revenue in the accompanying balance sheet.

(13) Stock-Based Compensation

The Company recognizes all stock-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. The Company’s policy is to charge the fair value of stock options as an expense on a straight-line basis over the vesting period, which is generally four years for employees and three years for directors. The Company accounts for forfeitures when they occur.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Total stock-based compensation expense recognized using the straight-line attribution method and included in operating expenses in the Company’s statements of operations and comprehensive loss was $5.8 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.  Included in the $5.8 million and $7.5 million recognized during the three and six months ended June 30, 2017, respectively, is $4.3 million of stock-based compensation resulting from modifications to previously issued stock option awards in connection with the resignation of an executive, which is recorded in Research and development expense.  Additionally, as of June 30, 2017, there was approximately $12.5 million of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions apply to the options to purchase 3,911,500 and 3,161,000 shares of common stock granted to employees and directors during the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended
	June 30,
	2017	2016
Average risk free interest rate	1.7%	1.4%
Expected dividend yield	—	—
Expected lives (years)	4.0	4.2
Expected volatility	86.9%	93.0%
Weighted average grant date fair value (per share)	$1.00	$1.79
Weighted average exercise price (per share)	$1.60	$2.68

The expected lives and the expected volatility of the options granted during the six months ended June 30, 2017 and 2016 are based on historical experience. All options granted during the six months ended June 30, 2017 and 2016 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

(14) Net Loss per Common Share

For the three and six months ended June 30, 2017 and 2016, basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the effects of the Company’s potential common stock equivalents are antidilutive. Total antidilutive securities were 72,809,539 and 73,369,852 for the six months ended June 30, 2017 and 2016, respectively, and consist of stock options, convertible preferred stock and warrants.

(15) Stockholders’ Equity

Common Stock Warrant Exercises, Stock Option Exercises and Employee Stock Purchases

The Company issued common stock as a result of stock option exercises and employee stock purchases as follows during the six months ended June 30, 2017 and 2016:

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
(In thousands)	Shares	Proceeds	Shares	Proceeds
Warrant exercises	409	$287	—	$—
Stock option exercises	7	17	—	—
Employee stock purchases	83	115	47	67
Total	499	$419	47	$67

(16) Related Party Transactions

The Company issued 41,302 and 26,973 shares of common stock during the six months ended June 30, 2017 and 2016, respectively, in lieu of director board and committee fees of less than $0.1 million for each six-month period, pursuant to the Company’s director compensation program. The number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

(17) Deferred Tax Assets

The Company’s deferred tax assets are determined based on temporary differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the six months ended June 30, 2017 and

2016, the Company did not record any current or deferred income tax provisions or benefits.  Due to the uncertainty surrounding the future realization of the deferred tax assets, the Company has recorded full valuation allowances against its otherwise recognizable deferred tax assets at June 30, 2017 and December 31, 2016.

(18) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our third-generation antisense, or 3GA, technology. We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our 3GA technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe our 3GA technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

Our business strategy is focused on the clinical development of drug candidates for oncology and rare diseases characterized by small, well-defined patient populations with serious unmet medical needs. We believe we can develop and commercialize these targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we have entered into and may explore additional collaborative alliances to support development and commercialization.

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

Intra-tumoral IMO-2125 Development Program in Immuno-oncology

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately fifty percent of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor micro environment. Because TLR9 agonists stimulate the immune system, we believe there is a scientific rationale to evaluate the combination of intra-tumoral injection of our TLR9 agonists with checkpoint inhibitors. Specifically, we believe intra-tumoral injection of our TLR9 agonists activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. In studies in preclinical cancer models conducted in our laboratories, intra-tumoral injection of TLR9 agonists has potentiated the anti-tumor activity of multiple checkpoint inhibitors in multiple tumor models. These data have been presented at several scientific and medical conferences from 2014 through 2017. We believe these data support evaluation of combination regimens including the combination of a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

We are initially developing IMO-2125 for use in combination with checkpoint inhibitors for the treatment of  patients with anti-PD1 refractory metastatic melanoma. We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 20,000 people will have metastatic melanoma and approximately 13,000 of those people will have metastatic melanoma that is anti-PD1 refractory. We also believe TLR9 agonists may be useful in other tumor types that are unaddressable with current immunotherapy due in part to low mutation load and low dendritic cell infiltration.  These tumor types include non-small cell lung cancer, head and neck cancer, renal cell cancer and bladder cancer. We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 160,000 people will have tumor types that are addressable with current immunotherapy and approximately 70,000 of those people will have tumor types that are anti-PD1 refractory.

In June 2015, we entered into a strategic research alliance with the University of Texas, MD Anderson Cancer Center, or MD Anderson, to commence clinical development of IMO-2125 in combination with checkpoint inhibitors. In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory). We subsequently amended the trial protocol to enable an additional arm to study the combination of IMO-2125 with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co. in the same patient population. In the Phase 1 portion of this clinical trial, escalating doses of IMO-2125 ranging from 4 mg through 32 mg in the ipilimumab arm and ranging from 8 mg through 32 mg in the pembrolizumab arm are being administered intra-tumorally into a selected tumor lesion, together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of IMO-2125 when administered intra-tumorally in combination with ipilimumab or pembrolizumab. The primary objectives of the Phase 2 portion of the trial are to characterize the safety of the combinations and determine the activity of the combinations utilizing immune-related response criteria. Additionally, a secondary objective of the Phase 2 portion of the trial is to assess treatment response using traditional RECIST criteria. Serial biopsies will be taken of selected injected and non-injected tumor lesions to assess immune changes and response assessments. We anticipate that the entire Phase 1/2 trial may enroll approximately 60 to 80 patients across both ipilimumab and pembrolizumab arms.

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

In April 2017, we initiated enrollment in the Phase 2 portion of the trial with the 8mg dose of intratumoral IMO-2125.  The Phase 2 portion of the trial utilizes a Simon two-stage design to evaluate the objective response rate of IMO-2125 in combination with ipilimumab, compared to historical data for ipilimumab alone in the anti-PD-1 refractory metastatic melanoma population. The ipilimumab arm of IMO-2125-204 has already met the pre-specified futility assessment to advance immediately into the second stage of the Phase 2 portion of the trial given that two patients treated at the Phase 2 dose experienced confirmed responses, including one complete response. In June 2017, we began dosing patients in the second stage of the Phase 2 portion of the trial.  We anticipate that the Phase 2 portion of the trial will enroll a total of 21 patients dosed at the 8mg dose. Additionally, the Phase I dose escalation of IMO-2125 in combination pembrolizumab is ongoing.  The MD Anderson Cancer Center will continue to lead the trial and will be joined by additional centers.

In March 2017, we initiated a Phase 1 trial with IMO-2125 administered as a single agent intra-tumorally in multiple tumor types. We are also planning to initiate a Phase 2 clinical trial with IMO-2125 administered intra-tumorally together with other checkpoint inhibitors in multiple tumor types.

In June 2017, the U.S. Food and Drug Administration, or FDA, granted Orphan Drug Designation for IMO-2125 for the treatment of melanoma Stages IIb to IV.

IMO-8400 in Rare Diseases

We have initiated clinical development of IMO-8400 for the treatment of rare diseases and have selected dermatomyositis as our lead clinical target for which we are developing IMO-8400. We selected this indication for development based on the reported increase in TLR expression in this disease state, expression of cytokines indicative of key TLR-mediated pathways and the presence of auto-antibodies that can induce TLR-mediated immune responses.

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

In December 2015, we initiated a Phase 2, randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability and treatment effect of IMO-8400 in adult patients with dermatomyositis. Eligibility criteria include evidence of active skin involvement. Patients in the trial are randomized to one of three groups to receive once weekly subcutaneous injections of: placebo, 0.6 mg/kg of IMO-8400 or 1.8 mg/kg of IMO-8400, in each case, for a period of 24 weeks. The trial is expected to enroll up to 36 patients and is being conducted at 21 centers in the United States, the United Kingdom and Hungary. The primary efficacy endpoint is the change from baseline in the Cutaneous Dermatomyositis Disease Area and Severity Index (CDASI), a validated outcome measure of skin disease. Additional exploratory endpoints include muscle strength and function (which are among the International Myositis Assessment & Clinical Studies Group (IMACS) core set measures), patient-reported quality of life and biochemical markers of disease activity.

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

In January 2017, we announced that we had selected IDRA-008 as our first candidate to enter clinical development.  We are planning to develop IDRA-008 for a well-established liver target with available pre-clinical animal models and well-known clinical endpoints.  We believe that IDRA-008 has potential for both broad and rare disease applications.

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

Collaborative Alliances

In addition to our current alliances, we may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. We may also seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our 3GA program. We are currently party to collaborations with Vivelix, GSK, Abbott Molecular, and Merck & Co.

Accumulated Deficit

As of June 30, 2017, we had an accumulated deficit of $575.0 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, fit the description of critical accounting estimates and judgments. There were no changes in these policies during the six months ended June 30, 2017.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 and 2016

Alliance Revenue

Alliance revenue for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Alliance revenue for both the six months ended June 30, 2017 and 2016 was $0.6 million. Alliance revenue for all periods reported primarily relates to the recognition of deferred revenue on our collaboration with GSK. In November 2015, in connection with the execution of the GSK Agreement, we received a $2.5 million upfront payment that we recorded as deferred revenue. We are recognizing this deferred revenue as revenue on a straight line basis over the anticipated performance period under the GSK Agreement.  In the second quarter of 2017, we revised our estimate of the anticipated performance period from the original estimate of 27 months to an updated estimate of 36 months.  This change in estimate is being accounted for on a prospective basis.

Research and Development Expenses

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended			Six months ended
	June 30,		Percentage	June 30,		Percentage
	(in thousands)		Increase	(in thousands)		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
IMO-2125 external development expense	$3,437	$433	694%	$5,832	$1,607	263%
IMO-8400 external development expense	3,252	3,905	(17%)	5,681	6,043	(6%)
IMO-9200 external development expense	2	80	(98%)	6	286	(98%)
Other drug development expense	3,774	3,270	15%	7,840	6,422	22%
Basic discovery expense	1,849	2,440	(24%)	4,440	5,066	(12%)
Severance and option modification expense	5,577	—	100%	5,577	—	100%
	$17,891	$10,128	77%	$29,376	$19,424	51%

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through June 30, 2017 we incurred approximately $11.2 million in IMO-2125 external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial being conducted under our research alliance with MD Anderson to assess the safety and efficacy of IMO-2125 in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma, the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $11.2 million in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

The increases in our IMO-2125 external development expenses during both the three and six months ended June 30, 2017, as compared to the 2016 periods, was primarily due to increases in costs associated with the design and planning for additional clinical trials of IMO-2125 and increased clinical activity under our Phase 1/2 clinical trial, including costs incurred with contract research organizations and drug manufacturing costs.

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

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $39.9 million in IMO-8400 external development expenses through June 30, 2017, including costs associated with our Phase 1 clinical trial in healthy subjects, our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with DLBCL harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016, the preparation for and conduct of our ongoing Phase 2 clinical trial in patients with dermatomyositis, the manufacture of additional drug substance for use in our clinical trials, and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with B-cell lymphoma harboring the MYD88 L265P oncogenic mutation.

The decreases in our IMO-8400 external development expenses during both the three and six months ended June 30, 2017, as compared to the 2016 periods, was due primarily to lower costs incurred on clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL in the 2017 periods, offset partially by spending on our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis.

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

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4.6 million in IMO-9200 external development expenses from October 2014 through June 30, 2017 including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies.

The decreases in IMO-9200 external development expenses during both the three and six months ended June 30, 2017, as compared to the 2016 periods, reflects lower spending on manufacturing and nonclinical toxicology.  We expect our IMO-9200 external development expenses to decrease during 2017, as compared to 2016, and remain nominal going forward, as in September 2016 we determined not to proceed with the development of IMO-9200 and, in November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders.

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

The increase in other drug development expenses during both the three and six months ended June 30, 2017, as compared to the 2016 periods, was primarily due to increases in external costs of preclinical programs, including toxicology studies, storage fees and awareness and education programs, in addition to higher overhead costs.

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our 3GA program. These expenses reflect payments for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.

The decrease in basic discovery expenses during both the three and six months ended June 30, 2017, as compared to the 2016 periods, was primarily due to lower payroll expenses, including salaries and non-cash stock-based compensation resulting from the retirement of our President of Research in May 2017 (see discussion of Severance and Option Modification Expenses below) as well as lower overhead expenses.

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

Severance and Option Modification Expenses.    These expenses include charges for severance benefits provided pursuant to a separation agreement entered into in April 2017 in connection with the resignation of our former President of Research, effective May 31, 2017.  Of the $5.6 million incurred, $1.3 million relates to severance pay in the form of salary continuation payments which will be paid over a two-year period through May 31, 2019 and a pro-rated 2017 bonus payment, and $4.3 million relates to non-cash stock-based compensation expense resulting from modifications to previously issued stock option awards.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives.

General and administrative expenses increased by $0.1 million, or 3%, from $3.8 million in the three months ended June 30, 2016 to $3.9 million in the three months ended June 30, 2017 and increased by $0.3 million, or 4%, from $7.7 million in the six months ended June 30, 2016 to $8.0 million in the six months ended June 30, 2017.  The increases for both the three- and six-month periods was primarily due to increases in legal and professional fees, patent preparation fees and commercial research costs.

We expect general and administrative expenses to increase during 2017, as compared to 2016, due to additional headcount to support our drug development programs.

Interest Income

Interest income for both the three months ended June 30, 2017 and 2016 was $0.1 million.  Interest income for the six months ended June 30, 2017 and 2016 was $0.3 million and $0.2 million.  The $0.1 million increase during the six months ended June 30, 2017 over the 2016 period was primarily the result of an increase in average investment balances during the 2017 period resulting from our follow-on underwritten public offering in October 2016.

Net Loss

As a result of the factors discussed above, our net loss was $21.5 million for the three months ended June 30, 2017, compared to $13.5 million for the three months ended June 30, 2016 and $36.5 million for the six months ended June 30, 2017, compared to $26.3 million for the six months ended June 30, 2016.  Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 through June 30, 2017, we incurred losses of $314.8 million. We also incurred net losses of $260.2 million prior to December 31, 2000 during which time we were primarily involved in the development of earlier generation antisense technology. Since our inception, we had an accumulated deficit of $575.0 million through June 30, 2017. We expect to continue to incur substantial operating losses in the future.

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

Cash Flows

Six Months Ended June 30, 2017

As of June 30, 2017, we had $77.2 million in cash, cash equivalents and investments, a net decrease of $31.8 million from December 31, 2016.

Net cash used in operating activities totaled $31.9 million during the six months ended June 30, 2017, reflecting our $36.5 million net loss for the period, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $25.6 million net cash provided by investing activities during the six months ended June 30, 2017 reflects proceeds from the maturity of $25.7 million of available-for-sale securities,  partially offset by payments for the purchase of $0.1 million in property and equipment.

The $0.3 million net cash providing by financing activities during the six months ended June 30, 2017 reflects $0.4 million in net proceeds from the exercise of common stock warrants and options and employee stock purchases under our 1995 Employee Stock Purchase Plan, or ESPP, partially offset by payments on our note payable and capital leases payable totaling $0.1 million.

Six Months Ended June 30, 2016

As of June 30, 2016, we had approximately $64.1 million in cash, cash equivalents and investments, a net decrease of approximately $23.1 million from December 31, 2015.

Net cash used in operating activities totaled approximately $22.5 million during the six months ended June 30, 2016, reflecting our $26.3 million net loss for the period, as adjusted for non-cash income and expenses, including stock-based compensation, depreciation and amortization expense and accretion of investment premiums. Net cash used in operating activities also reflects changes in our prepaid expenses, accounts payable, accrued expenses and other liabilities and the recognition of deferred revenue.

The $20.1 million net cash provided by investing activities during the six months ended June 30, 2016 reflects proceeds from the maturity of approximately $21.3 million of available-for-sale securities and proceeds from the sale of approximately $2.0 million of available-for-sale securities, partially offset by the purchase of approximately $2.9 million of available-for-sale securities and payments for the purchase of approximately $0.3 million in property and equipment.

The $0.1 million net cash used in financing activities during the six months ended June 30, 2016 reflects $0.1 million in payments on our note payable and capital leases, partially offset by less than $0.1 million in net proceeds from employee stock purchases under our ESPP.

Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $575.0 million at June 30, 2017. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. To date, we have received no revenues from the sale of drugs and substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any drugs. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $77.2 million at June 30, 2017. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the fourth of 2018. Specifically, we believe our available funds will be sufficient to enable us to:

•

complete the dose-finding portion of our ongoing Phase 1/2 clinical trial in IMO-2125 in combination with ipilimumab or pembrolizumab in anti-PD1 refractory metastatic melanoma and continue enrollment in the Phase 2 portion of this trial;

•	prepare for the initiation of a pivotal Phase 3 clinical trial of IMO-2125 in combination with a checkpoint inhibitor for the treatment of anti-PD1 refractory metastatic melanoma;
•	continue to enroll patients in our Phase 1 intra-tumoral monotherapy clinical trial of IMO-2125 in multiple refractory tumor types;
•	initiate a Phase 2 multi-arm clinical trial of IMO-2125 in combination with a checkpoint inhibitor in multiple refractory tumor types;
•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•	submit an IND and initiate a Phase 1 human clinical proof-of-concept trial of IDRA-008.

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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2017, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At June 30, 2017, all of our invested funds were invested in a money market fund, classified in cash and cash equivalents on the accompanying balance sheet, and municipal bonds, classified in short-term investments on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report filed on Form 10-K, 2016, and any updates thereto contained in the Quarterly Report on form 10-Q for the period ending March 31, 2017, which could materially affect our business, financial condition or future results.

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

IDERA PHARMACEUTICALS, INC.

Date: August 7, 2017	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	/s/ Louis J. Arcudi, III
Louis J. Arcudi, III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

*10.1		Separation Agreement and Release of Claims dated April 18, 2017 between Idera Pharmaceuticals, Inc. and Sudhir Agrawal

10.2	╬	Amendment to Idera Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 9, 2017)

10.3	╬	Idera Pharmaceuticals, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 9, 2017)

*31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished, as applicable, herewith.
╬ Indicates a management contract or compensatory plan or arrangement.