Form 10-K
period 2017-12-31
IDERA PHARMACEUTICALS, INC.
filed 2018-03-07
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $203,037,675 based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2018, the registrant had 195,635,196 shares of common stock outstanding.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

__________________________________

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

This Annual Report on Form 10-K also contains statements about our proposed strategic combination with BioCryst Pharmaceuticals, Inc.  Many risks and uncertainties could cause actual results to differ materially from these forward-looking statements with respect to the pending transaction, and these risks, as well as other risks associated with the pending transaction, are more fully disclosed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-223255) that was filed by Nautilus Holdco, Inc. with the U.S. Securities and Exchange Commission in connection with the pending merger.

In addition, any forward-looking statements, including any statements about the proposed transaction, represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1.Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our nucleic acid chemistry technology (formerly referred to as our third generation antisense, or 3GA, technology). We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our nucleic acid chemistry technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe our nucleic acid chemistry technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

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

We are developing IMO-2125, via intra-tumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company. We are also investigating the combination of intra-tumoral IMO-2125 in combination with pembrolizumab for the treatment of anti-PD1 refractory metastatic melanoma and intratumoral IMO-2125 in various solid tumors as monotherapy. We are developing IMO-8400 for the treatment of dermatomyositis.

Nucleic Acid Chemistry Technology Platform

We are developing our nucleic acid chemistry technology to “turn off” the mRNA associated with disease causing genes. We have designed gene silencing oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies.

We have selected IDRA-008 as our first nucleic acid chemistry research program candidate that we plan to enter into clinical development. IDRA-008 targets the Apolipoprotein C-III (APOC-III) gene and is being developed for the treatment of Familial Chylomicronemia Syndrome (FCS) and Familial Partial Lipodystrophy (FPL) which have available pre-clinical animal models and well-known clinical endpoints. We expect our development decision to be made based on the totality of IND-enabling studies and our comparator pharmacology study with the competitive development asset Volanesorsen.

Agreement and Plan of Merger

As further described in Note 17 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, on January 21, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BioCryst Pharmaceuticals, Inc., a Delaware corporation, or BioCryst, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst, or Holdco, Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, or Merger Sub A, and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, or Merger Sub B.  Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (a) Merger Sub A will be merged with and into us, or the Idera Merger, with us surviving as a wholly owned subsidiary of Holdco, and (b) Merger Sub B will be merged with and into BioCryst, or the BioCryst Merger, which we refer to together with the Idera Merger as the Mergers, with BioCryst surviving as a wholly owned subsidiary of Holdco. Holdco will be renamed prior to the closing of the Mergers.

At the effective time of the Mergers, which we refer to as the Effective Time, (i) each share of common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by us, BioCryst, Holdco, Merger Sub A or Merger Sub B or any wholly owned subsidiary of ours, BioCryst, Holdco, Merger Sub A or Merger Sub B) will be converted into the right to receive 0.20 of a newly issued share of common stock, par value $0.01 per share, of Holdco and (ii) each share of preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by us, BioCryst, Holdco, Merger Sub A or Merger Sub B or any wholly owned subsidiary of ours, BioCryst, Holdco, Merger Sub A or Merger Sub B) will be converted into the right to receive an amount of Holdco common stock based on their liquidation preference.

We expect to consummate the Mergers in the second quarter of 2018. However, we have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent company.

Research and Development Programs

The following table summarizes certain information regarding our drug candidates and development programs.

Drug Candidate(s)	Indication / Application	Development Status

Clinical Programs for the Modulation of Specific Toll-like Receptors

Immuno-oncology
IMO-2125	Anti-PD1 Refractory Metastatic Melanoma

Phase 1/2 clinical trial in combination with ipilimumab and pembrolizumab ongoing.

Anticipated completion of enrollment in ipilimumab combination arm of the Phase 2 portion of the trial by the end of 2018.

Phase 3 clinical trial in combination with ipilimumab initiated in the first quarter of 2018.

	Refractory Solid Tumors	Phase 1b monotherapy trial in multiple tumor types ongoing.

Rare Diseases
IMO-8400	Dermatomyositis	Phase 2 clinical trial—Enrollment complete. Data anticipated to be available in the second quarter of 2018.

Nucleic Acid Chemistry Research Programs

Rare Diseases
IDRA-008	Apolipoprotein C-III gene target for treatment of Familial Chylomicronemia Syndrome and Familial Partial Lipodystrophy	Research / IND-enabling activities underway—Development decision to be made based on the totality of IND-enabling studies and comparator study with Volanesorsen.

Nucleic Acid Chemistry Compound	Renal Target	Collaboration with GSK for an undisclosed renal target entered into in 2015. Single candidate selection by GSK for the selected renal target anticipated in the second half of 2018.

IMO-9200	Non-malignant Gastrointestinal Disorders	Exclusive license and collaboration agreement with Vivelix entered into in 2016.

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately 50% of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor micro environment. Because TLR9 agonists stimulate the immune system, we believe there is a scientific rationale to evaluate the combination of intra-tumoral injection of our TLR9 agonists with checkpoint inhibitors. Specifically, we believe intra-tumoral injection of our TLR9 agonists activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. In studies in preclinical cancer models conducted in our laboratories, intra-tumoral injection of TLR9 agonists has potentiated the anti-tumor activity of multiple checkpoint inhibitors in multiple tumor models. These data have been presented at several scientific and medical conferences from 2014 through 2018. We believe these data support evaluation of combination regimens including the combination of a TLR9 agonist and a checkpoint inhibitor for the treatment of cancer.

ONGOING CANCER CLINICAL RESEARCH PROGRAMS

ILLUMINATE (IMO-2125) Clinical Development

IMO-2125 is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. We are developing IMO-2125 for administration via intra-tumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab. We are also investigating the combination of intra-tumoral IMO-2125 in combination with pembrolizumab for the treatment of anti-PD1 refractory metastatic melanoma and intratumoral IMO-2125 in various solid tumors as monotherapy. We refer to our IMO-2125 development program as the Illuminate development program.

We are currently developing IMO-2125 for use in combination with checkpoint inhibitors for the treatment of patients with anti-PD1 refractory metastatic melanoma. We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 20,000 people will have metastatic melanoma and over 50% will not have responded to first-line anti-PD1 therapy. We also believe TLR9 agonists may be useful in other solid tumor types that are refractory to anti-PD1 treatment due in part to low mutation load and low dendritic cell infiltration.   We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 160,000 people will have tumor types that are addressable with current immunotherapy and approximately 70,000 of those people will have tumor types that are anti-PD1 refractory.

In June 2017, the U.S. Food and Drug Administration, or FDA, granted Orphan Drug Designation for IMO-2125 for the treatment of melanoma Stages IIb to IV.

In November 2017, the FDA granted Fast Track designation for IMO-2125 for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy.

Phase 1/2 Trial of IMO-2125 in Combination with Ipilimumab or Pembrolizumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125, administered intra-tumorally, in combination with ipilimumab, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory), which we refer to as Illuminate 204. We subsequently amended the trial protocol to enable an additional arm to study the combination of IMO-2125 with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co., in the same patient population. In this clinical trial, IMO-2125 is administered intra-tumorally into a selected tumor lesion at weeks 1, 2, 3, 5, 8, 11, 17, 23 and 29 (total of 9 doses) together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. For patients who lack superficially accessible disease for injection, IMO-2125 is administered via injection into deep lesions, such as liver metastases, using interventional radiology guidance.

The trial was initiated at the University of Texas, MD Anderson Cancer Center, or MD Anderson, under the strategic research alliance we entered into with MD Anderson in June 2015, and additional sites have been added through 2017. We anticipate that more sites will be added, to bring the total number of participating sites for the trial to ten. The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of IMO-2125 when administered intra-tumorally in combination with ipilimumab or pembrolizumab. The primary objective of the Phase 2 portion of the trial is to determine the activity of the combinations utilizing immune-related response criteria.  The secondary objectives of the Phase 2 portion of the trial include the assessment of treatment response using RECIST v1.1 criteria and to continue to characterize the safety of the combinations. In the Phase 1 portion of the trial, serial biopsies are being taken of selected injected and non-injected tumor lesions pre- and post-24 hours of the first dose of IMO-2125, as well as at 8 and 13 weeks, to assess immune changes and response assessments. In the Phase 2 portion of the trial, biopsies are optional.

Phase 1/2 Trial of IMO-2125 in Patients with Anti-PD1 Refractory Metastatic Melanoma: Combination with Ipilimumab Arm

In the Phase 1 portion of the ipilimumab arm of our Phase 1/2 clinical trial of IMO-2125, escalating doses of IMO-2125 ranging from 4 mg through 32 mg were evaluated. In April 2017, we completed IMO-2125 dose escalation and based on the safety and efficacy data and data from translational immune parameters, selected the 8 mg dose level as the recommended dose level for the Phase 2 expansion phase of the IMO-2125–ipilimumab combination.

In September 2017, we disclosed at the 2017 European Society for Medical Oncology Congress, final results from the 18 patients that were evaluated with the IMO-2125–ipilimumab combination in the Phase 1 dose escalation portion of the trial.  Each of these patients but one had progressed on nivolumab or pembrolizumab prior to enrollment in the trial.  As of May 31, 2017, the safety data cutoff date for the presentation, the combination of IMO-2125 and ipilimumab had been well tolerated at all dose levels studied.  No dose-limiting toxicities had been observed and the maximum tolerated dose was not reached.

In January 2018, we provided an update on our Phase 1/2 trial evaluating IMO-2125 in combination with ipilimumab at the recommended 8 mg dose level, noting that 21 patients had been dosed.  As of November 3, 2017, the data cut-off date for the presentation, of the 10 patients that had been treated at the 8 mg dose of IMO-2125 and who had at least one post-baseline disease assessment, four had a complete response or partial response under RECIST v.1.1 criteria, with the one patient who had a complete response continuing off active treatment for more than one year, and remaining disease free. One of the 10 patients had a response which had not been confirmed as of November 3, 2017 (as required by RECIST). Additionally, two other patients that were treated at the 8 mg dose experienced stable disease for at least 24 weeks, which is considered to represent meaningful clinical benefit.  Also, as of the response data cutoff date, one patient who was treated at the 4 mg dose had an ongoing partial response and had been off active treatment for more than one year.

In April 2017, we initiated enrollment in the Phase 2 portion of the ipilimumab arm of our Phase 1/2 clinical trial of IMO-2125 with the 8 mg dose of intra-tumoral IMO-2125. The Phase 2 portion of the trial utilizes a Simon two-stage design to evaluate the objective response rate of IMO-2125 in combination with ipilimumab, compared to historical data for ipilimumab alone in the anti-PD1 refractory metastatic melanoma population. With the responses noted above, the trial has met the pre-specified futility assessment and advanced into the second stage of the Phase 2 portion. We anticipate that the Phase 2 portion of the trial will include a total of up to 60 patients dosed at the 8 mg dose, including some patients from the Phase 1 dose escalation portion who meet the efficacy criteria for the Phase 2 population, and that these patients may be fully accrued by the end of 2018.

Phase 1/2 Trial of IMO-2125 in Patients with Anti-PD1 Refractory Metastatic Melanoma: Combination with Pembrolizumab Arm

In the Phase 1 portion of the pembrolizumab arm of our Phase 1/2 clinical trial of IMO-2125, we are evaluating escalating doses of IMO-2125 ranging from 8 mg through 32 mg.

We have completed enrollment of a total of six patients in the 8 mg and 16 mg dosing cohorts in the Phase 1 dose escalation portion of the pembrolizumab arm of the trial and are continuing to enroll patients in the 32 mg dosing cohort. One patient who was treated at the 16 mg dose has an ongoing partial response by RECIST v1.1 criteria.

Phase 3 Trial of IMO-2125 in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the IMO-2125–ipilimumab combination in patients with anti-PD1 refractory metastatic melanoma, which we refer to as Illuminate 301.  We expect that this trial will compare the results of the IMO-2125–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization, will have a sample size of approximately 300 patients and will be conducted at approximately 80 sites worldwide, which are selected to not overlap with the trial sites for Illuminate 204.  The primary endpoints of the trial are overall response rate (ORR) by RECIST v1.1 and median overall survival (OS).  Key secondary endpoints include ORR by irRECIST, durable response rate (DRR), time to response, progression free survival (PFS) and patient reported outcome (PRO) using a validated scale.

We have held discussions with and plan to continue to engage with regulatory authorities regarding the paths to registration for IMO-2125 in combination with ipilimumab in anti-PD1 refractory metastatic melanoma patients, including potentially through an accelerated approval process based on an interim analysis of the Phase 3 trial with the final analysis providing the confirmatory data for full approval.

Phase 1b Trial of Intra-tumoral IMO-2125 Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1 dose escalation trial of IMO-2125 administered intra-tumorally as a monotherapy in multiple tumor types, which we refer to as Illuminate 101.  In this trial, IMO-2125 is administered intra-tumorally on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles (19 total doses).  We anticipate enrolling dose-escalation cohorts of approximately 8 patients at doses of 8mg (cohort 1), 16mg (cohort 2), 23mg (cohort 3) and 32mg (cohort 4).  A fifth cohort will be enrolled based on the recommended Phase 2 dose.  After the last patient in each cohort reaches day 21 of the 21-day dose-limiting toxicity period, the Cohort Review Committee will review safety and provide a recommendation regarding dose escalation to the next dose.

We have completed enrollment in the first and second cohorts and in February 2018, based on the recommendation by the Cohort Review Committee, have begun enrolling in the third cohort. Additionally, we are enrolling in the melanoma expansion cohort to assess the clinical activity of single agent intratumoral IMO-2125 (8mg dose) in patients with metastatic melanoma which has progressed on or after treatment with a PD-(L)1 inhibitor.  This cohort will enroll up to 22 subjects.  The melanoma expansion cohort will use a Simon’s Optimal Two-Stage design to test for clinically and statistically relevant clinical activity.  The melanoma expansion cohort will stop if an interim futility analysis shows there is insufficient evidence of a clinically relevant response rate after 8 subjects (Stage 1).

A rare disease is defined by the Orphan Drug Act of 1983 as a disorder or condition that affects less than 200,000 persons in the United States.  However, most rare diseases, affect far fewer persons. There are numerous rare and ultra-rare diseases that currently have no approved drug therapy and for which no therapies are currently in development. Patients suffering from these diseases often have a high unmet medical need with significant morbidity and/or mortality.

ONGOING RARE DISEASE RESEARCH PROGRAMS

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

PIONEER

Phase 2 Trial of IMO-8400 in Patients with Dermatomyositis

In December 2015, we initiated a Phase 2, randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability and treatment effect of IMO-8400 in adult patients with dermatomyositis.

Eligibility criteria included evidence of active skin involvement. Patients enrolled in the trial were randomized to one of three groups to receive once weekly subcutaneous injections of: placebo, 0.6 mg/kg of IMO-8400 or 1.8 mg/kg of IMO-8400, in each case, for a period of 24 weeks. The trial is being conducted at 21 centers in the United States, the United Kingdom and Hungary. We concluded enrollment in the trial at 30 patients and expect full Phase 2 trial data in the second quarter of 2018 consisting of top-line primary and secondary endpoint analysis, complete tables and listings and translational medicine data. The primary efficacy endpoint is the change from baseline in the Cutaneous Dermatomyositis Disease Area and Severity Index (CDASI), a validated outcome measure of skin disease. Additional exploratory endpoints include muscle strength and function (which are among the International Myositis Assessment & Clinical Studies Group (IMACS) core set measures), patient-reported quality of life and biochemical markers of disease activity.

DISCOVERY PROGRAMS

Nucleic Acid Chemistry Research

We are developing our nucleic acid chemistry technology to “turn off” the mRNA associated with disease causing genes. We have designed gene-silencing oligonucleotides to specifically address challenges associated with earlier generation antisense and RNAi technologies.

Our focus is on creating candidates targeted to specific genes to treat cancer and rare diseases. Our key considerations in identifying disease indications and gene targets in our nucleic acid chemistry research program include: strong evidence that the disease is caused by a specific protein; clear criteria to identify a target patient population; biomarkers for early assessment of clinical proof of concept; a targeted therapeutic mechanism of action; unmet medical need to allow for a rapid development path to approval and commercial opportunity. To date, we have created 22 novel nucleic acid chemistry compounds for specific gene targets that are potentially applicable across a wide variety of therapeutic areas.  These areas include rare diseases, oncology, autoimmune disorders, metabolic conditions, single point mutations and others. Our current activities with respect to these compounds range from cell culture through investigational new drug, or IND, application-enabling toxicology.

IDRA-008 Development

In January 2017, we announced that we had selected IDRA-008 as our first nucleic acid chemistry research program candidate that we plan to enter into clinical development and that we were planning to develop IDRA-008 for a well-established liver target. In January 2018, we announced that IDRA-008 was targeted at Apolipoprotein C-III (APOC-III) and was being developed for the treatment of Familial Chylomicronemia Syndrome (FCS) and Familial Partial Lipodystrophy (FPL) which have available pre-clinical animal models and well-known clinical endpoints.

Our development decision for IDRA-008 will be based on the totality of data from our pre-clinical toxicology and IND-enabling studies and data from our pre-clinical pharmacology study in a Cyno-model (non-human primates) comparing IDRA-008 to the competitive development asset Volanesorsen.

Nucleic Acid Chemistry Compound—Undisclosed Renal Target

In November 2015, we entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, to license, research, develop and commercialize pharmaceutical compounds from our nucleic acid chemistry technology for the treatment of selected targets in renal disease, which agreement we refer to as the GSK Agreement. Under this collaboration, we are creating multiple development candidates to address the target designated by GSK in connection with entering into the GSK Agreement.  From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. We expect GSK to select a development candidate in the second half of 2018. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

OTHER PROGRAMS

IMO-9200 for Autoimmune Disease

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

Collaborative Alliances

In addition to our current alliances, we may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. We may also seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our nucleic acid chemistry research program. Our current alliances include collaborations with Vivelix, GSK, and Abbott Molecular.

Vivelix

In November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR 7, 8 and 9, for non-malignant gastrointestinal disorders (the GI Field or Field as defined in the Vivelix Agreement) and certain back-up compounds to IMO-9200.

In accordance with the Vivelix Agreement, a Joint Research Committee, or JRC, was formed with equal representation from us and Vivelix. The responsibilities of the JRC, include, but are not limited to monitoring the progress of the research program, advising on the designation of back-up compounds, sharing information between the parties and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JRC, Vivelix has final decision making authority.

In connection with the Vivelix Agreement, we transferred certain drug material to Vivelix for Vivelix’s use in its development activities.  Vivelix is solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds to IMO-9200.

If requested by Vivelix pursuant to the Vivelix Agreement, we will create, characterize and perform research on back-up compounds.  Such activity is to be mutually agreed upon and moderated by the JRC.  The research period commenced with the execution of the agreement and may last for up to three years.  During the research period, the parties will agree on the number of full time equivalents to work on the program.  Vivelix will reimburse us at an annual market rate for the services rendered.

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

GlaxoSmithKline Intellectual Property Development Limited

In November 2015, we entered into the GSK Agreement to license, research, develop and commercialize pharmaceutical compounds from our nucleic acid chemistry technology for the treatment of selected targets in renal disease. The initial collaboration term is currently anticipated to last between two and four years from signing. In connection with the GSK Agreement, GSK identified an initial target for us to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 36 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

The GSK Agreement also provided GSK with the option to select up to two additional targets at any time during the first two years of the agreement, for further research under mutually agreed upon research plans. Upon selecting additional targets, GSK then had the option to designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate. As of December 31, 2017, GSK had not selected any additional targets for research and the option period in which GSK could select additional targets had expired.

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

Under the terms of the GSK Agreement, we received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, we were eligible to receive a total of up to approximately $100 million in upfront, license, research, clinical development and commercialization milestone payments, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not selecting additional targets during the two-year option period, we are eligible to receive a total of up to approximately $20 million in upfront, license, research, clinical development and commercialization milestone payments, of which $1 million of these milestone payments would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments based on net sales of licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

We are permitted to terminate the agreement upon 90 days written notice to Abbott Molecular and, under circumstances specified in the agreement, payment of a termination fee and wind-down costs. The parties also may terminate the agreement based on uncured material breaches by or the bankruptcy or insolvency of the other party, and each party has the right to terminate the agreement in the event of specified permanent injunctions based on infringement of third party intellectual property rights. In September 2016, we suspended clinical development of IMO-8400 for B-cell lymphomas. However, we have maintained our relationship with Abbott under the agreement as we may explore potential collaborative alliances to support the development of IMO-8400 for B-cell lymphomas.

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

Research and Development Expenses

We are committed to redefining the treatment of certain cancers and rare diseases and have dedicated a significant portion of our resources to our efforts on the discovery and development of our drug candidates.  For the years ended December 31, 2017, 2016 and 2015, we spent approximately $50.7 million, $39.8 million, and $33.7 million, respectively, on research and development activities. We plan to continue to invest in research and development. Accordingly, we anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2018 and beyond as we continue to advance our drug candidates into and through clinical development.

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

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

•	Novel chemical entities that function as agonists of TLR3, TLR7, TLR8 or TLR9;
•	Novel chemical entities that function as antagonists of TLR7, TLR8 or TLR9; and
•	Composition and use of our nucleic acid chemistry compounds to treat and prevent a variety of diseases.

As of February 15, 2018, we owned about 49 U.S. patents and patent applications and about 136 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies.

These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and IMO-2125, as well as other compounds. These patents expire at various dates ranging from 2023 to 2037. With respect to IMO-8400, we have five issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that provide exclusivity for IMO-8400 until at least 2031. With respect to IMO-9200, we have six issued U.S. patents and two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use that provide exclusivity for IMO-9200 until at least 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2025. We have pending applications in the United States and outside of the United States that cover methods of treatment or use with IMO-2125 with expiration dates of 2035 and 2037.

As of February 15, 2018, we owned three issued U.S. patents, 25 issued foreign patents, five pending U.S. patent applications and 12 foreign patent applications (including pending applications under the Patent Cooperation Treaty, or PCT) related to our nucleic acid chemistry compounds and methods of their use. The issued patents covering our nucleic acid chemistry technologies have an earliest statutory expiration date in 2030. One patent family relating to targets for our nucleic acid chemistry compounds is in-licensed.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We are currently developing our TLR-targeted drug candidates for use in our immuno-oncology program and in the treatment of certain rare diseases. IMO-2125, our TLR agonist lead drug candidate, is being developed for the treatment by intra-tumoral injection of multiple oncology indications in combination with checkpoint inhibitors. IMO-8400, our TLR antagonist lead drug candidate, is being developed for the treatment of rare diseases with dermatomyositis as our lead clinical target. We are also in collaboration with GSK for an undisclosed renal target and expect to continue to seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our nucleic acid chemistry technology program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are aware of other companies including Dynavax Technologies Corporation, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc, Checkmate Pharmaceuticals, Inc., Hoffmann-La Roche Ltd. and Nektar Therapeutics that are developing TLR agonists and antagonists for various indications, including oncology and rare diseases.

ILLUMINATE (IMO-2125) Clinical Development Program for Oncology Indications

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is currently an active area of research for biotechnology and pharmaceutical companies. Interest in immuno-oncology is driven by efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. As such, we expect that our efforts in this field will be competitive with a wide variety of different approaches. Any one of these competitive approaches may result in the development of novel technologies that are more effective, safer or less costly than any that we are developing. In addition, Dynavax is conducting a Phase 1/2 clinical trial of its proprietary investigational TLR9 agonist, intra-tumoral SD-101, in combination with checkpoint inhibitors, and OncoSec Medical Incorporated is conducting a Phase 2 clinical trial of intra-tumoral pIL-12 in metastatic melanoma in combination with checkpoint inhibitors.

PIONEER (IMO-8400) Trial in Dermatomyositis

Many of the drug development programs in dermatomyositis are focusing on expanding the use of drugs approved in different indications through investigator sponsored studies such as the ongoing studies of the monoclonal antibodies, belimumab and tocilizumab. In addition, Pfizer is developing PF06823859 (interferon beta inhibitor) for the treatment of dermatomyositis which is in a Phase 2a trial and Corbus Pharmaceuticals has reported positive results with lenabasum (synthetic oral endocannabinoid-mimetic drug) for the treatment of dermatomyositis in a Phase 2b trial.  We are not aware of other new chemical or molecular entities being developed for the treatment of dermatomyositis.

Nucleic Acid Chemistry Technology to Target RNA

We are developing nucleic acid chemistry drug candidates that we have created using our proprietary technology to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our nucleic acid chemistry technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis Pharmaceuticals, Inc., or Ionis, and its strategic partners, as well as WAVE Life Sciences and its strategic partner. Ionis is currently marketing an antisense drug, Kynamro, and has submitted via Akcea both an NDA and marketing authorization application for Volanesorsen (targets APOC3) to the FDA and European regulatory agencies. Ionis has over two dozen antisense drug candidates in clinical trials. Biogen recently received FDA approval for its antisense drug Spinraza for spinal muscular atrophy.  In the field of RNAi, we compete with Alnylam, Dicerna, Miragen, and their respective partners. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities, including state agencies.

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

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Additional preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides recommendations as to whether or not a trial should move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

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

FDA Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the drug candidate to obtain pre-market approval, or PMA, simultaneously with approval of the drug. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to fees for medical device product review; for federal fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee is $77,691.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from PDUFA fees.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

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

Clinical Trial Approval in the EU

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.  In April 2014, the EU adopted a new Clinical Trials Regulation, which will be directly applicable to and binding without the need for any national implementing legislation.  Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. The Regulation was published on June 16, 2014 but is not expected to apply until 2019.

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

•established the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019. Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  Since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017.  Thereafter, the Senate Republicans introduced and then updated a bill to replace the PPACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the PPACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Segment and Geographical Information

We operate in a single operating segment. For segment and geographical financial information, see Note 2 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference.

Employees

As of February 15, 2018, we employed 62 individuals, 41 of whom are engaged in research and development and 21 of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

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

Risks Relating to the Mergers

Completion of the proposed BioCryst merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

On January 21, 2018, we announced that we had entered into the Merger Agreement with BioCryst, Holdco, Merger Sub A and Merger Sub B, pursuant to which (i) Merger Sub A will be merged with and into us, with us surviving as a wholly owned subsidiary of Holdco, and (ii) Merger Sub B will be merged with and into BioCryst, with BioCryst surviving as a wholly owned subsidiary of Holdco.  The consummation of the Mergers is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of our capital stock entitled to vote thereon, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of BioCryst common stock entitled to vote thereon, (iii) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Mergers, (iv) the shares of Holdco common stock to be issued in the Mergers being approved for listing on the Nasdaq Global Select Market, (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other material government approvals, (vi) the SEC having declared effective the Form S-4 Registration Statement of Holdco which will contain the joint proxy statement/prospectus of the parties in connection with the Mergers, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of us and BioCryst, respectively, contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, (viii) the receipt of certain opinions from legal counsel regarding the intended tax treatment of the Mergers and (ix) the absence of a material adverse effect with respect to us and BioCryst, respectively.

The failure to satisfy all of the required conditions could delay the completion of the Mergers by a significant period of time or prevent it from occurring. Any delay in completing the Mergers could cause us to not realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe.

If we are unable to complete the proposed Mergers, we may have incurred substantial expense and diverted significant management time and resources from our ongoing business. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay BioCryst a termination fee of $25 million or a fixed expense reimbursement amount of $6 million.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed.

Combining Idera and BioCryst may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed Mergers may not be realized.

We are operating and, until the completion of the Mergers, will continue to operate independently of BioCryst. The success of the Mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses. It is possible that the pendency of the Mergers and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the Mergers.

We will incur transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses relating to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses. While we expect that the elimination of duplicative costs as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the Mergers may not be realized fully or at all, or may take longer to realize than anticipated.

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash, cash equivalents and investments of approximately $112.6 million at December 31, 2017. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments,  will enable us to fund our operations into the second quarter of 2019. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete the dose-finding portion of our ongoing Phase 1/2 clinical trial of IMO-2125 in combination with pembrolizumab in anti-PD1 refractory metastatic melanoma and complete enrollment in the Phase 2 portion of this trial in combination with iplilimumab;

•	initiate a Phase 3 clinical trial of IMO-2125 in combination with iplilimumab for the treatment of anti-PD1 refractory metastatic melanoma;
•	continue to enroll patients in our Phase 1b intra-tumoral monotherapy clinical trial of IMO-2125 in multiple refractory tumor types; and
•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis.

We expect that we will need to raise additional funds in order to complete these trials, conduct any other clinical development of our TLR drug candidates or to conduct any other development of our nucleic acid chemistry technology, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our rare disease program, our immuno-oncology program and our nucleic acid chemistry research program, and our ability to advance our drug candidates and nucleic acid chemistry technology on the timelines anticipated;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

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

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2017, we had an accumulated deficit of $604.5 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2017, we incurred losses of $344.3 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets, and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2017, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of TLR-targeted drug candidates in our immuno-oncology program and for the treatment of certain rare diseases and on the development of drug candidates using our nucleic acid chemistry technology. If we terminate the development of any of our programs or any of our drug candidates in such programs, are unable to successfully develop and commercialize any of our drug candidates, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our immuno-oncology and rare disease programs. In the future, we intend to invest a significant portion of our time and financial resources in the development of our TLR-targeted candidates in our immuno-oncology program and for the treatment of certain rare diseases. We also may invest substantial time and resources to further advance the development of drug candidates under our nucleic acid chemistry research program. For instance:

•

we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma, a Phase 3 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma, and a Phase 1b trial of IMO-2125, administered intra-tumorally, as a monotherapy in patients with refractory solid tumors;

•	we may conduct additional clinical trials of IMO-2125 in our immuno-oncology program in combination with checkpoint inhibitors for the treatment of multiple tumor types;
•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•

we are developing compounds in our nucleic acid chemistry research program and plan to make a development decision for IDRA-008 based upon the totality of IND-enabling studies and our comparator pharmacology study with Volanesorsen.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidates in our rare disease and immuno-oncology programs, and the successful identification, development and commercialization of drug candidates in our nucleic acid chemistry research program.

Our ability to generate milestone and royalty revenues under any of our current collaborations, including our collaborations with Vivelix and GSK, and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed under the collaborations.

Our efforts and the efforts of our collaborators, including Vivelix and GSK, to develop and commercialize compounds, are at an early stage and are subject to many challenges. For instance, we previously experienced a setback with respect to our program for IMO-2125 for hepatitis C. In April 2011, we chose to delay initiation of our planned 12-week Phase 2 randomized clinical trial of IMO-2125 plus ribavirin in treatment-naïve, genotype 1 hepatitis C virus, or HCV, patients based on observations of lymphoproliferative malignancies in an ongoing 26-week chronic nonclinical toxicology study of IMO-2125 in rodents. We subsequently completed a 39-week chronic nonclinical toxicology study of IMO-2125 in non-human primates in which there were no similar observations. Also, in September 2016, we suspended our development program of IMO-8400 for the treatment of B-cell lymphomas and suspended our ongoing Phase 1/2 clinical trials of IMO-8400 in patients with Waldenström's macroglobulinemia and in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation due to several factors, including the lack of a strong clinical signal for Waldenström's macroglobulinemia patients and the inability to adequately enroll patients with DLBCL.

We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonists and antagonist candidates and with respect to additional applications of our nucleic acid chemistry technology program. Our previous setbacks with respect to our program for IMO-2125 in patients with chronic hepatitis C virus and our program for IMO-8400 in patients with B-cell lymphomas could negatively impact our ability to license any of such compounds, or any of our other compounds, to a third party.

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

We are in the early stages of developing our nucleic acid chemistry program, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

We are in the early stages of developing our nucleic acid chemistry technology program, and the scientific evidence to support the feasibility of developing drugs based on this technology is limited.  In addition, the FDA has relatively limited experience with nucleic acid therapeutics, which may increase the complexity, uncertainty and length of the regulatory review process for our drug candidates. To date, the FDA has approved only five nucleic acid-based therapeutics for marketing and commercialization, and the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines specifically in relation to these drugs.

The future success of our nucleic acid chemistry technology program depends on our success in identifying and developing marketable products based on such technology and the effectiveness of our platform. Although the results of our preclinical studies to date have been supportive of the viability of this technology, it is unknown whether these results are indicative of results that may be obtained in any future clinical trials that we may conduct. We are currently undertaking an analysis of priority oncology and rare disease indications for development of drug candidates generated from our nucleic acid chemistry technology. We are also conducting preliminary analysis of nucleic acid chemistry compounds for an undisclosed renal gene target.

However, many steps must be successfully achieved prior to the declaration of a nucleic acid chemistry drug candidate and the initiation of clinical development. Given the level of uncertainty of our ability to successfully achieve these many steps and the uncertainty of the drug discovery and clinical development processes in general, there can be no assurance that we will succeed in developing any marketable products as a result of our efforts with respect to our nucleic acid chemistry technology program.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, in September 2016, we suspended our clinical trial of IMO-8400 in patients with DLBCL harboring the MYD88 L265P oncogenic mutation due to difficulty in enrolling patients. Additionally, because there are a limited number of patients with dermatomyositis, or other rare diseases having indications for which we may determine to develop our TLR antagonists, our ability to enroll eligible patients in any clinical trials for these indications may be limited or may result in slower enrollment than we anticipated. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' drug candidates.

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs and on drug candidates using our nucleic acid technology. Neither we nor any other company have obtained regulatory approval to market such TLR-targeted drug candidates or drug candidates using our nucleic acid technology as therapeutic drugs, and no such products currently are being marketed. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs or of drug candidates using our nucleic acid technology may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

Moreover, only five nucleic acid-based therapeutics have been approved by the FDA for marketing in the United States since 1998 and are currently being marketed.

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

We are developing our TLR-targeted drug candidates for use in our immuno-oncology program and in the treatment of certain rare diseases. We are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab, a CTLA4 antibody, or pembrolizumab in patients with metastatic melanoma and plan to initiate additional clinical trials of IMO-2125 in our immuno-oncology program both as a monotherapy and in combination with checkpoint inhibitors for the treatment of multiple tumor types. We are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis. We also entered into a collaborative alliance agreement with GSK, and expect to seek to enter into additional collaborative alliances with pharmaceutical companies with respect to applications of our nucleic acid chemistry technology research program. For all of these disease areas, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidates and programs, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

We are aware of other companies including Dynavax Technologies Corporation, Mologen AG, BioLineRx Ltd., Innate Immunotherapeutics Ltd., VentiRx Pharmaceuticals Inc., Telormedix S.A., Gilead Sciences Inc., GlaxoSmithKline plc, AstraZeneca plc, Checkmate Pharmaceuticals, Inc. and Hoffmann-La Roche Ltd. that are developing TLR agonists and antagonists for various indications, including oncology and rare diseases.

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

We are also developing nucleic acid chemistry drug candidates that we have created using our proprietary technology to inhibit the production of disease-associated proteins by targeting RNA. We also face competition from other companies working to develop novel drugs using technologies that may compete with our nucleic acid chemistry technology. We are aware of multiple companies that are developing technologies that use oligonucleotide-based compounds to inhibit the production of disease associated proteins. These technologies include, but are not limited to, antisense technology as well as RNAi. In the field of antisense technologies, we compete with multiple companies, including Ionis and its partners, as well as WAVE Life Sciences and its partner. Ionis is currently marketing an antisense drug, Kynamro, and Biogen recently received FDA approval for its antisense drug Spinraza for spinal muscular atrophy.  Ionis has over two dozen antisense drug candidates in clinical trials. In the field of RNAi, our primary competition is with Alnylam, Dicerna, Miragen, and their respective partners. For example, Alnylam is developing multiple RNAi-based technologies and has six drug candidates in clinical trials. Any of the competing companies may develop gene-silencing technologies more rapidly and more effectively than us, and antisense technology and RNAi may become the preferred technology for drugs that target RNA in order to inhibit the production of disease-associated proteins.

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

Our success is highly dependent on the retention of principal members of our technical and management staff, including our President and Chief Executive Officer, Mr. Vincent Milano.

We are a party to an employment agreement with Mr. Milano, which is terminable upon 15 days prior written notice at the election of either party and immediately in the event of a termination for cause (as defined therein). We do not carry key man life insurance for Mr. Milano.

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

Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically:

•

we are conducting a Phase 1/2 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma, a Phase 3 clinical trial of IMO-2125, administered intra-tumorally, in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma, and a Phase 1b trial of IMO-2125 administered intra-tumorally, as a monotherapy in patients with refractory solid tumors;

•	we may conduct additional clinical trials of IMO-2125 in our immuno-oncology program and in combination with checkpoint inhibitors for the treatment of multiple tumor types;
•	we are conducting a Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis; and
•

we are developing compounds in our nucleic acid chemistry research program and plan to make a development decision for IDRA-008 based upon the totality of IND-enabling studies and our comparator pharmacology study with Volanesorsen.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our drug candidates, which could significantly and materially harm our business.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our drug candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In June 2017, the FDA granted us orphan drug designation for IMO-2125 for the treatment of melanoma Stages IIb to IV. However, there can be no assurance that we will obtain orphan drug designation or exclusivity for any other disease indications for which we develop IMO-2125, or for our other drug candidates. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

In November 2017, the FDA granted us fast track designation for IMO-2125 for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy.  However, even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If we, or any third parties that we engage to assist us or any of our collaborators, are unable to successfully develop companion diagnostics for our TLR antagonist drug candidates that require a companion diagnostic, or experience delays in doing so:

•	the development of such TLR antagonist drug candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•	such TLR antagonist drug candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and
•

we may not realize the full commercial potential of any TLR antagonist drug candidate that receives marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific oncogenic mutation targeted by such TLR antagonist drug candidate.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our drug candidates and may affect the prices we, or they, may obtain.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•extension of manufacturers’ Medicaid rebate liability;

•expansion of eligibility criteria for Medicaid programs;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•new requirements to report certain financial arrangements with physicians and teaching hospitals;

•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug candidates for which we may obtain regulatory approval or the frequency with which any such drug candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  Since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  In May 2017, the House of Representatives passed legislation known as the American Health Care Act of 2017.  Thereafter, the Senate Republicans introduced and then updated a bill to replace the PPACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the PPACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

We will continue to evaluate the effect that the PPACA and its possible repeal and replacement could have on our business.  It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  While the timing and scope of any potential future legislation to repeal and replace PPACA provisions is highly uncertain in many respects, it is also possible that some of the PPACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with PPACA coverage expansion provisions Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from drug candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize drug candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.  In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. In December 2006, we entered into an exclusive license and research collaboration with Merck & Co. to research, develop, and commercialize vaccine products containing our TLR7, TLR8 and TLR9 agonists in the fields of cancer, infectious diseases, and Alzheimer's disease. In November 2015, we entered into a collaboration and license agreement with GSK for the development of our nucleic acid chemistry technology for certain renal indications and in November 2016, we entered into a license agreement with Vivelix granting them exclusive rights for the development of IMO-9200 for non-malignant indication of the GI Field.

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. The termination or expiration of our current collaboration agreements or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

If we are unable to establish additional collaborative alliances, our business may be materially harmed.

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonist and antagonist candidates and with respect to additional applications of our nucleic acid chemistry technology research program. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain rare diseases and in our immuno-oncology program and on nucleic acid chemistry drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives.

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology and our nucleic acid chemistry technology. For example, potential collaborators may note that our prior TLR collaborations with Novartis and with Merck KGaA have been terminated. Potential collaborators may also be reluctant to establish collaborations with respect to IMO-2125 or IMO-8400, given our prior setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

Even if a potential partner were willing to enter into a collaborative alliance with respect to our TLR-targeted compounds or technology or our nucleic acid chemistry technology, the terms of such a collaborative alliance may not be on terms that are favorable to us. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.

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

As of February 15, 2018, we owned about 49 U.S. patents and patent applications and about 136 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and IMO-2125, as well as other compounds. These patents expire at various dates ranging from 2023 to 2037. With respect to IMO-8400, we have five issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that provide exclusivity for IMO-8400 until at least 2031. With respect to IMO-9200, we have six issued U.S. patents and two U.S. patent applications that cover the chemical composition for IMO-9200 and methods of its use that provide exclusivity for IMO-9200 until at least 2034. With respect to IMO-2125, we have an issued U.S. patent that covers the chemical composition of matter of IMO-2125 and methods of its use that will expire in 2025. We have pending applications in the U.S. and outside of the U.S. that cover methods of treatment or use with IMO-2125 with expiration dates of 2035 and 2037.

As of February 15, 2018, we owned three issued U.S. patents, 25 issued foreign patents, five pending U.S. patent applications and 12 foreign patent applications (including pending applications under the Patent Cooperation Treaty, or PCT) related to our nucleic acid chemistry compounds and methods of their use. The issued patents covering our nucleic acid chemistry technologies have an earliest statutory expiration date in 2030. One patent family relating to targets for our nucleic acid chemistry compounds is in-licensed.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of February 15, 2018, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA's cGMP and New Drug Application/biologics license application regulations.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We have contracted with contract research organizations to manage our ongoing clinical trials of IMO-2125 and IMO-8400 and expect to contract with such organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

As of February 15, 2018, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 18,325,135 shares of our common stock, warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of our common stock at an exercise price of $0.01 per share. In addition, two members of our board of directors are affiliates of Baker Brothers. Under the terms of the warrants and pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days' prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. On March 5, 2018, Baker Brothers provided us such 61 days’ notice in regards to the above mentioned warrants to purchase up to 20,316,327 shares of our common stock at an exercise price of $0.47 per share. After giving effect to the 4.999% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Baker Brothers, as of February 15, 2018, Baker Brothers beneficially owned 9.5% of our outstanding common stock. If the warrants and pre-funded warrants held by Baker Brothers could be exercised without this limitation, then as of February 15, 2018, Baker Brothers would have beneficially owned 25.6% of our common stock. The information in this paragraph is based on a Schedule 13D/A filed with the SEC on October 30, 2017; a Form 4 filed with the SEC on January 4, 2018; and on information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file registration statements to register for resale the shares of our common stock, including shares issuable upon the exercise of warrants, held by Baker Brothers

As of February 15, 2018, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 25,413,574 shares of our common stock and warrants to purchase up to 1,200,000 shares of our common stock at an exercise price of $0.47 per share. As of February 15, 2018, the Pillar Investment Entities beneficially owned 13.6% of our outstanding common stock.  The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities and their affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities.  The information in this paragraph is based on a Schedule 13D/A filed with the SEC on October 17, 2016; Form 4s filed with the SEC on May 3, 2017, October 17, 2017, December 15, 2017 and January 19, 2018; and on information provided to us by Pillar Invest Corporation.

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

Our stock price has been and may in the future be volatile. During the period from January 1, 2017 to February 15, 2018, the closing sales price of our common stock ranged from a high of $2.87 per share to a low of $1.30 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices  of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

The announcement and pendency of the Mergers, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Mergers are not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.

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

Our stockholders approved an amendment to our certificate of incorporation that allows our board of directors to effect a reverse stock split by a ratio within a specified range, which reverse stock split, if implemented, may not achieve one or more of our objectives.

There can be no assurance that the market price per new share of our common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The market price of our shares may fluctuate and potentially decline after a reverse stock split. Accordingly, the total market capitalization of our common stock after a reverse stock split, if implemented, may be lower than the total market capitalization before the reverse stock split. Moreover, in the future, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

In addition, while our board of directors believes that a higher stock price may help generate investor interest, there can be no assurance that a reverse stock split will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve. Further, if a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

Following the reverse stock split, if implemented, the number of our outstanding shares will be reduced by a whole number factor ranging from four to eight, which may lead to reduced trading and a smaller number of market makers for our common stock. Brokerage firms often do not permit stocks trading below $5.00 per share to be sold short, but permit short-selling of shares which are traded at higher prices. Following the reverse stock split, to the extent our per-share trading price is consistently above $5.00, investors may short our stock. This may increase the volatility of our stock price.

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

	High	Low
2016
First Quarter	$3.10	$1.50
Second Quarter	2.14	1.19
Third Quarter	3.33	1.52
Fourth Quarter	2.66	1.43
2017
First Quarter	$2.60	$1.30
Second Quarter	2.62	1.51
Third Quarter	2.39	1.68
Fourth Quarter	2.87	1.32

Holders of Record

As of February 15, 2018, we had approximately 92 common stockholders of record registered on our books, excluding shares held through banks and brokers.

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

Recent Sales of Unregistered Securities

In October 2017, we issued 6,842,844 shares of our common stock in unregistered sales to holders of warrants upon the exercise of such warrants.  We issued the 6,842,844 shares upon the payment of a warrant exercise price of $0.70 per share.  We received approximately $4.8 million of cash proceeds in the aggregate upon the exercise of the foregoing warrants.

In December 2017, we issued 700,000 shares of our common stock in unregistered sales to a holder of warrants upon the exercise of such warrants.  We issued the 700,000 shares upon the payment of a warrant exercise price of $0.47 per share.  We received approximately $0.3 million of cash proceeds in the aggregate upon the exercise of the foregoing warrants.

The issuance of shares of our common stock upon exercise of outstanding warrants described above were exempt from registration under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder as not involving a public offering.  The shares of common stock issued by us upon these warrant exercises have been registered for resale by the holders under our Registration Statement on Form S-3, File No. 333-185392.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2017.

Comparative Stock Performance

The information included under the heading “Comparative Stock Performance” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The comparative stock performance graph shown below compares cumulative stockholder return on our common stock from December 31, 2012 through December 31, 2017, with the cumulative total return of the Russell 2000 Index and the Nasdaq Biotechnology Index. This graph assumes an investment of $100 on December 31, 2012 in our common stock and in each of the indices and assumes that dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Idera Pharmaceuticals, Inc., the Russell 2000 Index

and the Nasdaq Biotechnology Index

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Idera Pharmaceuticals, Inc.	$100	$520	$496	$347	$169	$237
Russell 2000 Index	$100	$139	$146	$139	$169	$194
Nasdaq Biotechnology Index	$100	$166	$223	$249	$196	$239

Item 6.Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$902	$16,199	$249	$73	$47
Operating expenses:
Research and development	50,653	39,824	33,699	27,493	10,475
General and administrative	16,716	15,132	15,396	11,332	7,741
Total operating expenses	67,369	54,956	49,095	38,825	18,216
Loss from operations	(66,467)	(38,757)	(48,846)	(38,752)	(18,169)
Other income (expense):
Interest income	574	415	357	66	11
Interest expense	(50)	(80)	(105)	(27)	—
Foreign currency exchange gain (loss)	(41)	33	39	71	(68)
Net loss	$(65,984)	$(38,389)	$(48,555)	$(38,642)	$(18,226)
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	—	—	—	519	2,866
Net loss applicable to common stockholders	$(65,984)	$(38,389)	$(48,555)	$(39,161)	$(21,092)

Net loss per share applicable to common stockholders - basic and diluted	$(0.42)	$(0.30)	$(0.42)	$(0.47)	$(0.48)
Weighted-average number of common shares used in computing net loss per common share applicable to common stockholders - basic and diluted (1)	157,398	127,597	115,092	82,827	43,906

Comprehensive loss:
Net loss	(65,984)	(38,389)	(48,555)	(38,642)	(18,226)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	17	117	(117)	(10)	(7)
Total other comprehensive income (loss)	17	117	(117)	(10)	(7)
Comprehensive loss	$(65,967)	$(38,272)	$(48,672)	$(38,652)	$(18,233)

Balance Sheet Data:
Cash, cash equivalents and investments	$112,629	$109,014	$87,157	$48,571	$35,592
Working capital	106,512	101,691	56,427	35,384	25,867
Total assets	118,417	113,231	92,276	51,426	36,867
Capital lease obligations	15	15	22	21	9
Note payable	209	501	762	870	—
Accumulated deficit	(604,494)	(538,470)	(500,081)	(451,526)	(412,884)
Total stockholders’ equity	107,695	103,349	83,582	43,402	32,452

(1)	Computed on the basis described in Note 15 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases. We use two distinct proprietary drug discovery technology platforms to design and develop drug candidates: our Toll-like receptor, or TLR, targeting technology and our nucleic acid chemistry technology (formerly referred to as our third generation antisense, or 3GA, technology). We developed these platforms based on our scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using our TLR targeting technology, we design synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using our nucleic acid chemistry technology, we are developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes. We believe our nucleic acid chemistry technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

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

Our TLR-targeted clinical-stage drug candidates are IMO-2125 and IMO-8400. IMO-2125 is an agonist of TLR9, and IMO-8400 is an antagonist of TLR7, TLR8 and TLR9.

We are developing IMO-2125, via intra-tumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company. We are also investigating the combination of intra-tumoral IMO-2125 in combination with pembrolizumab for the treatment of anti-PD1 refractory metastatic melanoma and intratumoral IMO-2125 in various solid tumors as monotherapy. We are developing IMO-8400 for the treatment of dermatomyositis.

At December 31, 2017, we had an accumulated deficit of $604.5 million. We expect to incur substantial operating losses in future periods. We do not expect to generate product revenue, sales-based milestones or royalties from our development programs until we successfully complete development and obtain marketing approval for drug candidates, either alone or in collaborations with third parties, which we expect will take a number of years. In order to commercialize our drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements.

Agreement and Plan of Merger

As further described in Note 17 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, on January 21, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BioCryst Pharmaceuticals, Inc., a Delaware corporation, or BioCryst, Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst, or Holdco, Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, or Merger Sub A, and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, or Merger Sub B.  Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (a) Merger Sub A will be merged with and into us, or the Idera Merger, with us surviving as a wholly owned subsidiary of Holdco, and (b) Merger Sub B will be merged with and into BioCryst, or the BioCryst Merger, which we refer to together with the Idera Merger as the Mergers, with BioCryst surviving as a wholly owned subsidiary of Holdco. Holdco will be renamed prior to the closing of the Mergers.

At the effective time of the Mergers, which we refer to as the Effective Time, (i) each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by us, BioCryst, Holdco, Merger Sub A or Merger Sub B or any wholly owned subsidiary of ours, BioCryst, Holdco, Merger Sub A or Merger Sub B) will be converted into the right to receive 0.20 of a newly issued share of common stock, par value $0.01 per share, of Holdco and (ii) each share of our preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by us, BioCryst, Holdco, Merger Sub A or Merger Sub B or any wholly owned subsidiary of ours, BioCryst, Holdco, Merger Sub A or Merger Sub B) will be converted into the right to receive an amount of Holdco common stock based on their liquidation preference.

We expect to consummate the Mergers in the second quarter of 2018. However, we have prepared this Annual Report on Form 10-K and the forward-looking statements contained in this Annual Report on Form 10-K as if we were going to remain an independent company. See Part I, Item 1A “Risk Factors—Risks Relating to the Mergers” of this Annual Report on Form 10-K for certain risks related to the Mergers.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Under the terms of our exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd., or Vivelix, we are eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. As it relates to back-up compounds we are eligible for related designation payments and development, regulatory sales and milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.

Under the terms of our collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, we are eligible to receive a total of up to approximately $20 million in upfront, license, research, clinical development and commercialization milestone payments, including the $2.5 million upfront, non-refundable, non-creditable cash payment received upon execution of the agreement. Of the approximately $20 million in total payments we are eligible to receive, $1 million is payable by GSK upon the designation of a development candidate from the initial target and $17 million is payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments based on net sales of licensed products following commercialization at varying rates of up to five percent on annual net sales.

We are adopting new revenue accounting guidance in the first quarter of 2018. With respect to both our license and collaboration agreements with Vivelix and GSK, we are substantially complete with our assessment and currently estimate that there will be no material impact to the amount of revenue previously recognized in our historical financial statements after adoption of the new guidance. For further discussion, see Note 2, “Summary of Significant Accounting Policies—New Accounting Pronouncements—Recently Issued (Not Yet Adopted) Accounting Pronouncements”, in the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding Topic 606.

Stock-Based Compensation

We recognize all share-based payments to employees and directors as expense in our statements of operations and comprehensive loss based on their fair values. We record compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and one year for directors.

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

Results of Operations

Years ended December 31, 2017, 2016 and 2015

Alliance Revenue

Alliance revenue for the years ended December 31, 2017, 2016 and 2015 were comprised of the following:

	Year Ended December 31,
	(in thousands)			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Vivelix collaboration	$14	$15,000	$—	-100%	100%	(1)
GSK collaboration	863	1,111	126	-22%	782%	(2)
Other	25	88	123	-72%	-28%
Total Alliance Revenue	$902	$16,199	$249	-94%	6406%

(1)

Vivelix collaboration revenues for the year ended December 31, 2016 reflects the recognition of an upfront, non-refundable fee of $15 million received in connection with the execution of the Vivelix Agreement in November 2016. Vivelix collaboration revenues for the year ended December 31, 2017 reflects reimbursement of certain research activities we have performed under the Vivelix Agreement.  See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with Vivelix and Note 8 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

(2)

GSK collaboration revenues for the years ended December 31, 2017 and 2016 primarily relate to the recognition of a $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which was initially recorded as deferred revenue.  We are recognizing this deferred revenue as revenue on a straight line basis over the anticipated performance period under the GSK Agreement. The decrease in GSK collaboration revenues during 2017 as compared to 2016 is primarily due to a change that we made during the second quarter of 2017 with respect to our anticipated performance period under our collaboration with GSK from the original estimate of 27 months to an updated estimate of 36 months, which we accounted for on a prospective basis. See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with GSK and Note 8 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

Research and Development Expenses

For each of our research and development programs, we incur both direct and indirect expenses. We track direct research and development expenses by program, which include third party costs such as contract research, consulting and clinical trial and manufacturing costs. We do not allocate indirect research and development expenses, which may include regulatory, laboratory (equipment and supplies), personnel, facility and other overhead costs (including depreciation and amortization), to specific programs.

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Year Ended December 31,
	(in thousands)			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
IMO-2125 external development expense	$10,930	$4,187	$1,183	161%	254%	(1)
IMO-8400 external development expense	8,484	11,150	9,561	-24%	17%	(2)
IMO-9200 external development expense	7	392	2,498	-98%	-84%	(3)
Other drug development expense	16,675	14,221	11,847	17%	20%	(4)
Basic discovery expense	8,980	9,874	8,610	-9%	15%	(5)
Severance and option modification expense	5,577	—	—	100%	0%	(6)
Total research and development expenses	$50,653	$39,824	$33,699	27%	18%

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of IMO-2125 as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-2125 clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of IMO-2125 as part of our immuno-oncology program in July 2015 and from July 2015 through December 31, 2017 we incurred approximately $16.3 million in IMO-2125 external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of IMO-2125 in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (Illuminate 204), the preparation and conduct of our Phase 1b clinical trial of IMO-2125 monotherapy in patients with refractory solid tumors (Illuminate 101), the preparation for our Phase 3 clinical trial of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma (Illuminate 301), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies. The $16.3 million in IMO-2125 external development expenses excludes costs incurred prior to July 2015 with respect to IMO-2125, including costs incurred for the development of IMO-2125 for the treatment of patients with chronic hepatitis C virus which we discontinued in the third quarter of 2011.

The increases in our IMO-2125 external development expenses in both 2017 and 2016, as compared to the corresponding prior period, were primarily due to increases in costs associated with the design and planning for additional clinical trials of IMO-2125 and increased clinical activity under our ongoing Phase 1/2 clinical trial, including costs incurred with contract research organizations and drug manufacturing costs. In addition, expenses incurred during the 2017 period included costs associated with our Phase 1b clinical trial of IMO-2125 monotherapy in patients with refractory solid tumors, which was initiated in March 2017, and costs associated with the design and planning of our Phase 3 clinical trial of IMO-2125 in combination with ipilimumab in patients with metastatic melanoma, which was initiated in the first quarter of 2018.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $42.8 million in IMO-8400 external development expenses through December 31, 2017, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; the preparation for and conduct of our ongoing Phase 2 clinical trial in patients with dermatomyositis; the manufacture of additional drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation.

The decrease in our IMO-8400 external development expenses in 2017, as compared to 2016, was primarily due to lower costs incurred on clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation which we discontinued in 2016, partially offset by increased spending on our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis.

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

(3)

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. We have incurred approximately $4.6 million in IMO-9200 external development expenses from October 2014 through December 31, 2017 including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies. In September 2016, we determined not to proceed with the development of IMO-9200 and, in November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200 for nonmalignant gastrointestinal disorders.

The decreases in our IMO-9200 external development expenses in both 2017 and 2016, as compared to the corresponding prior period, primarily reflects lower spending on manufacturing and nonclinical toxicology as a result of our decision to not proceed with the development of IMO-9200 in September 2016. Accordingly, we anticipate our IMO-9200 external development expenses will be nominal going forward.

(4)

Other Drug Development Expenses.    These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development, including IDRA-008. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Other drug development expenses also include costs associated with compounds that were previously being developed but are not currently being developed.

The increase in other drug development expenses in 2017, as compared to 2016, was primarily due to an increase in external costs of preclinical programs, including toxicology/pharmacology and bioanalytical studies, storage fees and awareness and education programs, in addition to higher payroll and overhead costs.

The increase in other drug development expenses in 2016, as compared to 2015, was primarily due the costs of additional headcount associated with our expanded drug development programs and costs associated with the manufacture of drug supplies for use in our nucleic acid chemistry research programs, partially offset by lower consulting costs during 2016. In addition, other drug development expenses in 2015 included costs associated with the manufacture of IMO-2055 drug supply and other drug development expenses of IMO-2125 incurred prior to the commencement of its clinical development in our immuno-oncology program in July 2015. Costs associated with the clinical development of IMO-2125 since July 2015 are included in IMO-2125 external development expenses.

(5)

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our nucleic acid chemistry research programs. These expenses reflect charges for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.

The decrease in basic discovery expenses in 2017, as compared to 2016, is primarily due to lower compensation related expenses, including salaries and non-cash stock-based compensation resulting from the resignation of our President of Research in May 2017 (see discussion of Severance and Option Modification Expenses below) as well as lower facility related charges, including overhead expenses.

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

(6)

Severance and Option Modification Expenses. The expenses incurred during 2017 relate to charges for severance benefits provided pursuant to a separation agreement entered into in April 2017 in connection with the resignation of our former President of Research, effective May 31, 2017. Of the $5.6 million incurred, $1.3 million relates to severance pay in the form of salary continuation payments which will be paid over a two-year period through May 31, 2019 and a pro-rated 2017 bonus payment, and $4.3 million relates to non-cash stock-based compensation expense resulting from modifications to previously issued stock option awards. No such expenses were incurred in 2016 or 2015.

We do not know if we will be successful in developing any drug candidate from our research and development programs. At this time, and without knowing the results from our ongoing clinical trials of IMO-2125, our ongoing clinical trial of IMO-8400, and our ongoing development of compounds in our nucleic acid chemistry research program, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, any drug candidate from our research and development programs. Moreover, the clinical development of any drug candidate from our research and development programs is subject to numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the years ended December 31, 2017, 2016 and 2015, general and administrative expenses totaled $16.7 million, $15.1 million and $15.4 million, respectively.

General and administrative expenses increased by approximately $1.6 million, or 10.5%, in 2017, as compared to 2016, primarily due to increases in corporate legal fees, investor relations and information technology expenses.

General and administrative expenses decreased by approximately $0.3 million, or 2%, in 2016, as compared to 2015, primarily due to decreases in corporate legal fees and investor relations expenses, partially offset by increases in payroll, stock compensation, legal fees associated with our patent filing and maintenance, and accounting and auditing fees, including the cost of Sarbanes-Oxley compliance and the related internal control audit.

Interest Income

For the years ended December 31, 2017, 2016 and 2015, interest income totaled $0.6 million, $0.4 million and $0.4 million, respectively.

Interest income increased by approximately $0.2 million, or 38.3%, in 2017, as compared to 2016, primarily due to an increase in average investment balances, including money market funds classified as cash equivalents, during 2017 resulting from our follow-on underwritten public offerings in October 2016 and October 2017. Interest income for 2016 remained consistent with that earned during 2015.

Interest Expense

For both the years ended December 31, 2017 and 2016, interest expense totaled less than $0.1 million.  For the year ended December 31, 2015, interest expense totaled approximately $0.1 million.

Interest expense decreased in both 2017 and 2016, as compared to the corresponding prior period, primarily due to a decrease in the outstanding principal amount of our note under our loan and security agreement with Oxford Finance LLC executed on September 30, 2014.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $66.0 million, $38.4 million and $48.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net Operating Loss Carryforwards

In December 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards, or NOLs, and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2017, have resulted in ownership changes in excess of 50% that will significantly limit our ability to utilize our NOL and tax credit carryforwards. In December, 2017, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in February 2015. The 2017 and 2016 federal and state NOLs, tax credit carryforwards and related deferred tax assets included in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the ownership change limitations that resulted from this study.

After adjusting our federal and state NOLs to reflect the ownership change limitations that resulted from this study, as of December 31, 2017, we had cumulative federal and state NOLs of approximately $200.4 million and $177.0 million available to reduce federal and state taxable income, respectively. These NOLs expire through 2037. In addition, at December 31, 2017, we had cumulative federal and state tax credit carryforwards of $12.7 million and $1.8 million available to reduce federal and state income taxes which expire through 2037 and 2032, respectively. Additional ownership change limitations may result from ownership changes that occur after February 2015.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of February 15, 2018, we may sell up to an additional $192.5 million of securities under this registration statement.

See Note 9 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding our recent equity financings and common stock warrant activity.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(55,259)	$(28,203)	$(42,986)
Investing activities	28,064	31,366	(33,414)
Financing activities	59,157	50,918	83,015
Increase (decrease) in cash and cash equivalents	$31,962	$54,081	$6,615

Operating Activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities for the year ended December 31, 2017, as compared to 2016, was primarily due to increased internal and external research and development expenses as we continued to progress our IMO-2125 development program and TLR Modulation Technology Platform. The decrease in cash used in operating activities for the year ended December 31, 2016, as compared to 2015, was primarily due to an upfront cash payment of $15 million received in 2016 in connection with the Vivelix Agreement; partially offset by an increase in internal and external research and development expenses.

Investing Activities.  Cash provided by (used in) investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases of property and equipment:

•	for the year ended December 31, 2017, the purchase of $0.2 million of property and equipment, offset by proceeds from the maturity of available-for-sale securities of $28.3 million.
•

for the year ended December 31, 2016, the purchase of $2.9 million of available-for-sale securities and $0.4 million of property and equipment, offset by proceeds from the maturity of available-for-sale securities of $32.7 million and proceeds from the sale of available-for-sale securities of $2.0 million.

•

for the year ended December 31, 2015, the purchase of $63.1 million of available-for-sale securities and $0.7 million of property and equipment, offset by proceeds from the maturity of available-for-sale securities of $29.4 million and proceeds from the sale of available-for-sale securities of $1.0 million.

Financing Activities.  Cash provided by financing activities primarily consisted of the following amounts raised in connection with issuances of equity instruments:

•

for the year ended December 31, 2017, net proceeds of $53.8 million from our follow-on underwritten public offering of our common stock in October 2017, excluding less than $0.1 million of costs that were unpaid at December 31, 2017, and $5.7 million in aggregate net proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan, or 2017 ESPP, and the exercise of common stock options and warrants.

•

for the year ended December 31, 2016, net proceeds of $49.0 million from our follow-on underwritten public offering of our common stock in October 2016, excluding the $0.2 million of costs that were unpaid at December 31, 2016, and $2.2 million in aggregate net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or 1995 ESPP, and the exercise of common stock warrants.

•

for the year ended December 31, 2015, net proceeds of $80.6 million from our follow-on underwritten public offering of our common stock in February 2015 and $2.5 million in aggregate net proceeds from employee stock purchases under our 1995 ESPP and the exercise of common stock options and warrants.

Financial Condition and Funding Requirements

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009, and we had an accumulated deficit of $604.5 million at December 31, 2017. We expect to incur substantial operating losses in future periods. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We have received no revenues to date from the sale of commercial products. As of February 15, 2018, substantially all of our revenues have been from collaboration and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Because of the numerous risks and uncertainties associated with developing commercial products, we are unable to predict the extent of any future losses, whether or when any of our products will become commercially available or when we will become profitable, if at all.

We do not expect to generate significant additional funds internally until we successfully complete development and obtain marketing approval for products, either alone or in collaboration with third parties, which we expect will take a number of years. In addition, we have no committed external sources of funds.

We had cash, cash equivalents and investments of approximately $112.6 million at December 31, 2017. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations into the second quarter of 2019. Specifically, we believe that our available funds will be sufficient to enable us to:

•

complete the dose-finding portion of our ongoing Phase 1/2 clinical trial of IMO-2125 in combination with pembrolizumab in anti-PD1 refractory metastatic melanoma and complete enrollment in the Phase 2 portion of this trial in combination with ipilimumab;

•	initiate a Phase 3 clinical trial of IMO-2125 in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma;
•	continue to enroll patients in our Phase 1b intra-tumoral monotherapy clinical trial of IMO-2125 in multiple refractory tumor types; and
•	complete our ongoing Phase 2 clinical trial of IMO-8400 in patients with dermatomyositis.

We expect that we will need to raise additional funds in order to complete these trials, conduct any other clinical development of our TLR drug candidates or to conduct any other development of our nucleic acid chemistry technology, and to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•

the results of our clinical and preclinical development activities in our rare disease program, our immuno-oncology program and our nucleic acid chemistry research program, and our ability to advance our drug candidates and nucleic acid chemistry technology on the timelines anticipated;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders will experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 12 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay preclinical or clinical trials of one or more of our drug candidates, significantly curtail or terminate discovery or development programs for new drug candidates or relinquish rights to portions of our technology, drug candidates and/or products.

Contractual Obligations

As of December 31, 2017, our contractual commitments and the effects such commitments are expected to have on our liquidity and cash flows in future periods are as follows:

	Payments Due by Period
(in thousands)	Total	2018	2019	2020	2021	2022	2023 and thereafter
Operating leases	$9,458	$2,024	$2,084	$2,018	$1,984	$1,348	$—
Loan and security agreement	209	209	—	—	—	—	—
Total	$9,667	$2,233	$2,084	$2,018	$1,984	$1,348	$—

Our only material lease commitments relate to our facilities in Cambridge, Massachusetts, which expires on August 31, 2022 subject to a five-year renewal option exercisable by us, and Exton, Pennsylvania, which expires on May 31, 2020 subject to a three-year renewal option exercisable by us.

See Note 7 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding our note payable.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the Notes to the Financial Statements in this Annual Report on Form10-K.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2017, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At December 31, 2017, all of our invested funds were invested in a money market fund classified in cash and cash equivalents on the accompanying balance sheet.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2017. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three months ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$173	$164	$187	$378	$15,281	$323	$301	$294
Operating expenses:
Research and development	10,365	10,912	17,891	11,485	11,007	9,393	10,128	9,296
General and administrative	4,828	3,919	3,888	4,081	3,531	3,907	3,778	3,916
Total operating expenses	15,193	14,831	21,779	15,566	14,538	13,300	13,906	13,212
(Loss) income from operations	(15,020)	(14,667)	(21,592)	(15,188)	743	(12,977)	(13,605)	(12,918)
Other income (expense):
Interest income	118	159	144	153	95	90	110	120
Interest expense	(10)	(11)	(13)	(16)	(17)	(19)	(21)	(23)
Foreign currency exchange gain (loss)	(14)	(11)	(10)	(6)	1	3	31	(2)
Net (loss) income	$(14,926)	$(14,530)	$(21,471)	$(15,057)	$822	$(12,903)	$(13,485)	$(12,823)

Net (loss) income per share applicable to common stockholders (1)
— Basic	$(0.08)	$(0.10)	$(0.14)	$(0.10)	$0.01	$(0.10)	$(0.11)	$(0.11)
— Diluted	(0.08)	(0.10)	(0.14)	(0.10)	0.01	(0.10)	(0.11)	(0.11)
Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders (1) (2)
— Basic	181,176	149,638	149,412	149,100	146,255	121,389	121,323	121,284
— Diluted	181,176	149,638	149,412	149,100	151,930	121,389	121,323	121,284

Comprehensive loss:
Net (loss) income	$(14,926)	$(14,530)	$(21,471)	$(15,057)	$822	$(12,903)	$(13,485)	$(12,823)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2	(1)	—	16	(16)	(13)	12	134
Total other comprehensive income (loss)	2	(1)	—	16	(16)	(13)	12	134
Comprehensive (loss) income	$(14,924)	$(14,531)	$(21,471)	$(15,041)	$806	$(12,916)	$(13,473)	$(12,689)

(1)	Computed on the basis described in Note 15 to the financial statements appearing elsewhere in this Form 10-K.
(2)

In the quarter ending December 31, 2016, shares used in computing diluted net income per share includes 1,315,000 common stock equivalents related to exercisable stock options and 4,360,000 common stock equivalents related to exercisable warrants.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report appears immediately below.

b)Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Idera Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 7, 2018

c)Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III.

Item 10.Directors, Executive Officers, and Corporate Governance.

Information about our Directors

Set forth below is information about each member of our board of directors, including (a) the year in which each director first became a director, (b) their age as of February 15, 2018, (c) their positions and offices with our Company, (d) their principal occupations and business experience during at least the past five years and (e) the names of other public companies for which they currently serve, or have served within the past five years, as a director. We have also included information about each director's specific experience, qualifications, attributes or skills that led our board of directors to conclude that such individual should serve as one of our directors. We also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Idera and our board of directors.

Class I Directors—Terms to Expire in 2020

Vincent J. Milano

Director since 2014

Vincent Milano, age 54, has been our President and Chief Executive Officer, and a member of our board of directors, since December 2014. Prior to joining us, Mr. Milano served as Chairman, President and Chief Executive Officer of ViroPharma Inc., a pharmaceutical company that was acquired by Shire Plc in January 2014, from March 2008 to January 2014, as its Vice President, Chief Financial Officer and Chief Operating Officer from January 2006 to March 2008 and as its Vice President, Chief Financial Officer and Treasurer from April 1996 to December 2005. Mr. Milano also served on the board of directors of ViroPharma from March 2008 to January 2014. Prior to joining ViroPharma, Mr. Milano served in increasingly senior roles, most recently senior manager, at KPMG LLP, an independent registered public accounting firm, from July 1985 to March 1996. Mr. Milano currently serves on the board of directors of Spark Therapeutics, Inc. and Vanda Pharmaceuticals Inc., each a publicly traded company, and VenatoRx Pharmaceuticals, Inc. Mr. Milano holds a Bachelor of Science degree in Accounting from Rider College. We believe Mr. Milano's qualifications to sit on our board of directors include his knowledge of our company as our President and Chief Executive Officer, knowledge of our industry, including over 20 years of experience serving in a variety of roles of increasing responsibility in the finance department, corporate administration and operations of a multinational biopharmaceutical company, and understanding of pharmaceutical research and development, sales and marketing, strategy, and operations in both the United States and overseas. He also has corporate governance experience through service on other public company boards.

Kelvin M. Neu, M.D.

Director since 2014

Dr. Neu, age 44, is a Managing Director of Baker Bros. Advisors LP and has been with the firm since 2004. The firm primarily manages long-term investment funds focused on publicly traded life sciences companies. Dr. Neu previously served on the board of directors of XOMA Corporation, a publicly traded company. Dr. Neu also served as a director of AnorMED Inc. and diaDexus, Inc. Dr. Neu holds an A.B. in Molecular Biology from Princeton University and an M.D. from Harvard Medical School and the Harvard-MIT Division of Health Sciences and Technology. He also trained for three years in the Immunology Ph.D. program at Stanford University. We believe that Dr. Neu's qualifications to sit on our board of directors include his scientific background, affiliation with one of our significant stockholders and knowledge of our industry.

William S. Reardon, C.P.A.

Director since 2002

Mr. Reardon, age 71, has been a director since 2002 and served as lead independent director of our board of directors from September 2010 to July 2013. He served as an audit partner at PricewaterhouseCoopers LLP, where he led the Life Science Industry Practice for New England and the Eastern United States from 1986 until his retirement from the firm in July 2002. Mr. Reardon currently serves as a trustee of closed-end mutual funds Tekla Healthcare Investors, Tekla Life Sciences Investors and of Tekla Healthcare Opportunities Fund and Tekla World Healthcare Fund. Mr. Reardon also previously served as a director of Synta Pharmaceuticals Corp., a publicly traded company. We believe that Mr. Reardon's qualifications to sit on our board of directors include his accounting and financial experience, including as a partner at a leading accounting firm leading its life science practice, his role in keeping the board of directors and senior management team abreast of current accounting regulations and his experience as a member of several boards of directors of biotechnology companies. Additionally, we value Mr. Reardon's role in leading the board on matters of corporate governance, before, during and after his service as lead independent director.

Class II Directors—Terms to Expire in 2018

Julian C. Baker

Director since 2014

Mr. Baker, age 51, is a Managing Partner of Baker Brothers Investments, which he founded in 2000 with his brother, Dr. Felix J. Baker. The firm primarily manages long-term investment funds focused on publicly traded life sciences companies. Mr. Baker's career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with his brother and the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He also serves on the boards of directors of Acadia Pharmaceuticals, Inc., Incyte Corporation and Genomic Health, Inc. and previously served on the board of directors of Trimeris, Inc. Mr. Baker holds an A.B. from Harvard University. We believe that Mr. Baker's qualifications to sit on our board of directors include his financial expertise, affiliation with one of our significant stockholders, knowledge of our industry and significant public company board experience.

James A. Geraghty

Director since 2013

Mr. Geraghty, age 63, has served as chairman of our board of directors since July 2013. He was an Entrepreneur in Residence at Third Rock Ventures from May 2013 to October 2016. Mr. Geraghty served as a Senior Vice President of Sanofi, a global healthcare company, from April 2011 to December 2012. Prior to that, he served in various senior management roles at Genzyme Corporation, a biotechnology company, from 1992 to April 2011, including as Senior Vice President, International Development from January 2007 to April 2011. Mr. Geraghty currently serves as chairman of the board of Juniper Pharmaceuticals, Inc., a publicly traded company, and as a member of the board of Voyager Therapeutics, Inc., a publicly traded company. He also serves as a director of Fulcrum Therapeutics, Inc. He previously served as a director of bluebird bio Inc. and GTC Biotherapeutics, Inc. We believe that Mr. Geraghty's qualifications to sit on our board of directors include his public company board and management experience and his broad and deep knowledge of the industry in which we operate.

Maxine Gowen, Ph.D.

Director since 2016

Dr. Gowen, age 59, has served as the founding President and CEO and a member of the board of directors of Trevena, Inc., a biopharmaceutical company, since November 2007. Prior to joining Trevena, Dr. Gowen was Senior Vice President for the Center of Excellence for External Drug Discovery at GlaxoSmithKline plc, or GSK, where she held a variety of leadership positions during her tenure of 15 years. Before GSK, Dr. Gowen was Senior Lecturer and Head, Bone Cell Biology Group, Department of Bone and Joint Medicine, of the University of Bath, U.K. Dr. Gowen has served as a director of Akebia Therapeutics, Inc., a publicly traded company, since July 2014. From 2008 until 2012, Dr. Gowen served as a director of Human Genome Sciences, Inc., a publicly traded company. She received her Ph.D. from the University of Sheffield, U.K., an M.B.A. with academic honors from The Wharton School of the University of Pennsylvania, and a B.Sc. with Honors in Biochemistry from the University of Bristol, U.K. We believe that Dr. Gowen's qualifications to sit on our board of directors include her significant public company management and board experience and knowledge of our industry.

Class III Directors—Terms to Expire in 2019

Mark Goldberg, M.D.

Director since 2014

Dr. Goldberg, age 63, served as consultant and medical and regulatory strategist for Synageva BioPharma Corp., a biopharmaceutical company, from October 2014 until June 2015. Prior to that, he served as the Executive Vice President for Medical and Regulatory Strategy of Synageva from January 2014 to October 2014 and as the Senior Vice President of Medical and Regulatory Affairs of Synageva from September 2011 to January 2014. Dr. Goldberg served in a variety of senior management positions at Genzyme Corporation from 1996 to July 2011, including most recently as Senior Vice President for Clinical Development and Therapeutic Group Head for Oncology and Personalized Genetic Health from 2009 to July 2011. Prior to working at Genzyme Corporation, he was a full time staff physician at Brigham and Women's Hospital and Dana Farber Cancer Institute, where he still holds appointments. He has also been an Associate Professor of Medicine at Harvard Medical School since 1996. Dr. Goldberg is a board-certified medical oncologist and hematologist and has more than 50 published papers. Dr. Goldberg currently serves on the board of directors of ImmunoGen, Inc. GlycoMimetics, Inc., Blueprint Medicines Corporation and Audentes Therapeutics, Inc., all publicly traded companies. He also served on the board of directors of aTyr Pharma, Inc. from 2015 to 2017. Dr. Goldberg holds an A.B. from Harvard College and an M.D. from Harvard Medical School. We believe that Dr. Goldberg's qualifications to sit on our board of directors include his extensive scientific and medical background, public company board experience and extensive experience in the management and operations of pharmaceutical companies.

Audit Committee

Our board of directors has established a standing committee. Our audit committee operates under a charter that has been approved by our board of directors. A current copy of the charter for the audit committee is posted on our website, www.iderapharma.com, and can be accessed by clicking "Investors" and "Corporate Governance."

Our audit committee's responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from such accounting firm;
•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	establishing procedures for the receipt and retention of accounting related complaints and concerns;
•	reviewing and approving related party transactions;
•	meeting independently with our independent registered public accounting firm and management; and
•	preparing the audit committee report required by SEC rules.

 The current members of our audit committee are Mr. Reardon (Chairman), Mr. Geraghty and Dr. Goldberg. Our board of directors has determined that Mr. Reardon is an "audit committee financial expert" within the meaning of SEC rules and regulations. Each member of the audit committee is independent as defined under applicable rules of the Nasdaq Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. During 2017, our audit committee held seven meetings in person or by teleconference.

Our Executive Officers

Our executive officers and their respective ages and positions as of February 15, 2018 are described below. Our executive officers serve until they resign or the board terminates their position.

Name	Age	Position
Vincent J. Milano*	54	President and Chief Executive Officer
Louis J. Arcudi, III, M.B.A.	57	Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary
R. Clayton Fletcher	55	Senior Vice President, Business Development and Strategy
Joanna Horobin, M.B., Ch.B	63	Senior Vice President, Chief Medical Officer
Jonathan Yingling, Ph.D.	49	Senior Vice President, Chief Scientific Officer

*   Mr. Milano is a member of our board of directors. See "Information about our Directors" above for more information about Mr. Milano.

  Louis J. Arcudi, III, M.B.A., has been our Senior Vice President of Operations since April 2011 and our Chief Financial Officer and Treasurer since he joined us in December 2007. Mr. Arcudi served as our Secretary from December 2007 until June 2015 and has been our Assistant Secretary since June 2015. Prior to joining us, Mr. Arcudi served as Vice President of Finance and Administration and Treasurer for Peptimmune, Inc., a biotechnology company, from 2003 to 2007. From 2000 to 2003, Mr. Arcudi was Senior Director of Finance and Administration at Genzyme Molecular Oncology Corporation, a division of Genzyme Corporation. He was Director of Finance Business Planning and Operations International at Genzyme from 1998 to 2000. Prior to joining Genzyme, he held finance positions with increasing levels of responsibility at Cognex Corporation, a supplier of machine vision systems, Millipore Corporation, a provider of technologies, tools and services for bioscience, research and biopharmaceutical manufacturing, and General Motors Corporation, an automobile manufacturer. Mr. Arcudi holds an M.B.A. from Bryant College and a B.S. in accounting and information systems from the University of Southern New Hampshire.

R. Clayton Fletcher, has been our Senior Vice President, Business Development and Strategic Planning since January 2015. Prior to joining us, Mr. Fletcher served in increasingly senior positions at ViroPharma Inc., which was acquired by Shire Plc in January 2014, from April 2001 until January 2014, including as Vice President, Business Development and Project Management from 2005 until January 2014. Mr. Fletcher served as Senior Project Manager at SmithKline Beecham plc, a pharmaceutical company, which was purchased by Glaxo Wellcome plc in December 2000, from 1997 until 2001. Prior to working at SmithKline Beecham, he served as Project Scientist, at Becton, Dickinson and Company, a medical devices company and as Principal Scientist at Intracel Corporation, a biopharmaceutical company. Prior to working at Intracel, he served as Senior Associate Scientist at Centocor Biotech, Inc., a biotechnology company from 1991 until 1993. Mr. Fletcher holds a B.S. and a M.S. in biology from Wake Forest University.

Joanna Horobin, M.B., Ch.B, has been our Senior Vice President and Chief Medical Officer since November 2015. Prior to joining us, Dr. Horobin served as the Chief Medical Officer of Verastem, Inc., a biopharmaceutical company, from October 2012 to June 2015. Prior to joining Verastem, she served as President of Syndax Pharmaceuticals, a biopharmaceutical company, from September 2006 to October 2012 and as Chief Executive Officer from September 2006 until April 2012. Prior to that, Dr. Horobin held several roles of increasing responsibility at global pharmaceutical corporations such as Rhône-Poulenc Rorer (now Sanofi) and Chugai-Rhône-Poulenc. Dr. Horobin received her medical degree from the University of Manchester, England.

Jonathan Yingling, Ph.D. joined our company as Senior Vice President, Early Development in February 2017 and since January 2018 has been serving as our Chief Scientific Officer. Prior to joining us, Dr. Yingling was Chief Scientific Officer at Bind Therapeutics Inc., a biotechnology company that filed for bankruptcy in May 2016, from December 2015 to August 2016. Prior to joining Bind Therapeutics, Dr. Yingling served as vice president, Oncology Discovery and Translational Research at Bristol-Myers Squibb Company, or BMS, a pharmaceutical company, from June 2013 to October 2015. During his tenure at BMS, he was responsible for the oncology research portfolio as well as translational capabilities in immuno-oncology. Dr. Yingling earned his Ph.D. in Cell and Molecular Biology and Pharmacology at Duke University and was a Howard Hughes Postdoctoral Fellow at Vanderbilt University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and the holders of more than 10% of our common stock, which we refer to collectively as reporting persons, to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, during 2017, the reporting persons complied with all Section 16(a) filing requirements.

Item 11.Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, should be read in conjunction with the compensation tables and narratives that immediately follow this section.

Introduction

This CD&A provides an overview and analysis of the philosophy, objectives, process, components and additional aspects of our 2017 executive compensation program. This analysis focuses on the compensation paid to our named executive officers, or NEOs:

•	Vincent J. Milano, President and Chief Executive Officer,
•	Louis J. Arcudi, III, Chief Financial Officer and Senior Vice President, Operations,
•	R. Clayton Fletcher, Senior Vice President of Business Development and Strategy,
•	Joanna Horobin, Senior Vice President and Chief Medical Officer
•	Jonathan Yingling, Senior Vice President and Chief Scientific Officer
•	Sudhir Agrawal, Former President of Research

Compensation Philosophy and Objectives

Our general executive compensation philosophy has been established by our compensation committee, which acts pursuant to authority delegated to it by our board. Our compensation committee is comprised solely of independent directors as defined by applicable rules and regulations of Nasdaq and the SEC. The compensation committee seeks to achieve the following broad goals in connection with our executive compensation program:

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

To achieve these objectives, the compensation committee:

•

sets short- and long-term compensation at levels the compensation committee believes are competitive with those of other companies in our industry and our region that compete with us for executive talent;

•

ties a substantial portion of each executive officer’s overall cash compensation to key strategic, financial, research, and operational goals such as clinical trial and regulatory progress, intellectual property portfolio development, establishment and maintenance of key strategic relationships, and exploration of business development opportunities, as well as our financial and operational performance; and

•

provides a portion of our executive compensation in the form of stock options that vest over time from the date of grant of the option awards and from the time of achievement of performance milestones when applicable, which we believe helps to retain our executives and align their interests with those of our stockholders by allowing them to participate in the longer term success of our company as reflected in stock price appreciation.

Advisory Vote on Executive Compensation

We conducted an advisory vote on executive compensation, commonly referred to as a "say-on-pay" proposal, at our 2017 Annual Meeting of Stockholders. While this vote was not binding on us, we value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our named executive officers in the future, we will consider our stockholders' concerns and our board and compensation committee will evaluate whether any actions are necessary to address those concerns.

At our 2017 Annual Meeting of Stockholders, approximately 99% of the votes cast on the advisory vote on executive compensation approved the compensation paid to our named executive officers as disclosed in the proxy statement for that meeting. The board of directors and compensation committee considered the results of this advisory vote, together with the other factors and data, in determining executive compensation decisions and will continue to consider the outcome of our say on pay votes when making future compensation decisions for our named executive officers.

Also at our 2017 Annual Meeting of Stockholders, we conducted an advisory, non-binding vote on the frequency of voting on executive compensation in which approximately 97% of the votes cast approved the frequency of every “one year” for future executive compensation advisory votes.  We plan to propose an advisory vote on the frequency of the executive compensation advisory vote at least once every six calendar years.

Executive Compensation Process

Role of Our Compensation Committee and Our Chief Executive Officer

In order to accomplish its objectives consistent with its philosophy for executive compensation and determine compensation for our named executive officers, our compensation committee reviews competitive information on executive compensation practices from peer companies as well as an assessment of overall corporate performance and individual performance. In connection therewith, our compensation committee typically takes the following actions annually:

•	reviews chief executive officer performance;
•	seeks input from our chief executive officer on the performance of all other executive officers;
•

reviews all components of executive officer compensation, including base salary, cash bonus targets and awards, equity compensation, the dollar value to the executive and cost to us of all health and life insurance and other employee benefits, and the estimated payout obligations under severance and change in control scenarios;

•	consults with its independent compensation consultant;
•	holds executive sessions (without our management present);
•	reviews information regarding the performance and executive compensation of other companies; and

•	reviews the outcomes from the foregoing with the board of directors.

Our chief executive officer does not submit an assessment of his own performance, does not present a recommendation on his own compensation, and does not participate in the portion of the meeting where his compensation is determined. Our compensation committee determines and approves the compensation for our chief executive officer and other executive officers.

Under our annual performance review program for our executive officers, annual performance goals are determined for our company as a whole and for each executive officer individually.

•

Annual corporate goals are proposed by management and approved by the board of directors. These corporate goals target the achievement of specific research, clinical, operational, and financial milestones. The compensation committee determines how the components of our annual corporate goals will contribute to the overall performance evaluation.

•

Annual individual goals focus on contributions that facilitate the achievement of our corporate goals. Individual goals are proposed at the start of each year by each executive and approved by the chief executive officer and, as appropriate, the compensation committee. Typically, the compensation committee sets the chief executive officer’s goals and reviews and discusses with the chief executive officer the goals for all other executive officers. The individual performance goals of each named executive officer consist primarily of the key objectives and goals from our annual business plan that relate to the functional area for which the executive officer is responsible. The individual performance goals for the chief executive officer are largely coextensive with the corporate goals.

At the end of each year, the compensation committee evaluates corporate and individual performance.

•

In assessing corporate performance, the compensation committee evaluates corporate performance alongside the approved corporate goals for the year and also evaluates other aspects of corporate performance, including achievements and progress made by us outside of the corporate goals.

•

In assessing individual performance, the compensation committee evaluates corporate performance in the areas of each officer’s responsibility and relies on the chief executive officer’s evaluation of each other officer. The chief executive officer prepares evaluations of the other executives and in doing so compares individual performance to the individual performance goals. The chief executive officer recommends annual executive salary increases, annual stock option awards and bonuses, if any, for the other executives, which are then reviewed and approved by the compensation committee. In the case of the chief executive officer, the compensation committee conducts his individual performance evaluation.

During this process, the compensation committee consults with its independent compensation consultant. To that end, in connection with the compensation committee’s annual performance and compensation review in the fourth quarter of 2016, Pearl Meyer & Partners, LLC, or Pearl Meyer, provided the compensation committee with a blend of the data from the 2016 peer group (identified below) and compensation survey data from the Radford 2016 Global Life Sciences Survey, a survey of U.S. biotech companies. We refer to this blended data as the “2016 market compensation data.”

For all executives, annual base salary increases, if any, are awarded during the first quarter following the end of the fiscal year. Annual stock option awards and bonuses, if any, are granted as determined by the compensation committee and are typically granted in the first quarter of the fiscal year.

The compensation committee generally does not plan to approve annual equity grants to employees, including named executive officers, at a time when our company is in possession of material non-public information. We do not award stock options to named executive officers concurrently with the release of material non-public information.

Role of the Compensation Committee's Independent Consultant

In the fourth quarter of 2016, our compensation committee engaged Pearl Meyer in connection with our 2017 annual compensation assessment to review our executive compensation practices and to provide the compensation committee with an assessment of our compensation program against competitive market data.  See "Use of Market Compensation Data" below for a discussion of the competitive market compensation data compiled by Pearl Meyer. Based on this assessment, Pearl Meyer made recommendations to our compensation committee regarding the amount and form of executive compensation, equity incentive programs, and compensation generally. Pearl Meyer did not provide any services to our company during 2016 or 2017 other than pursuant to their respective engagement by the compensation committee.

Our compensation committee analyzed whether the work of Pearl Meyer as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (a) the provision of other services to us by Pearl Meyer; (b) the amount of fees received from us by Pearl Meyer, as a percentage of the total revenue of Pearl Meyer; (c) Pearl Meyer’s policies and procedures that are designed to prevent conflicts of interest; (d) any business or personal relationship of Pearl Meyer or the individual advisors employed by Pearl Meyer with a member of the compensation committee or any executive officer; and (e) any shares of our stock owned by Pearl Meyer or the individual advisors employed by Pearl Meyer. Our compensation committee determined, based on its analysis of the above factors, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants has not created any conflict of interest and the compensation committee is satisfied with the independence of Pearl Meyer. Going forward, the compensation committee intends to assess the independence of any of our compensation advisers by reference to the foregoing factors, consistent with applicable rules and regulations of Nasdaq and the SEC.

Use of Market Compensation Data

In making compensation decisions, our compensation committee reviewed competitive market compensation data compiled by Pearl Meyer. As part of its engagement, Pearl Meyer worked with the compensation committee in the fourth quarter of 2016 to select a peer group of publicly traded companies to be used in connection with our 2017 compensation decisions, including stock options granted during 2017, fiscal year 2017 salary adjustments and fiscal year 2017 target bonus percentages. In selecting this peer group, the compensation committee and Pearl Meyer generally targeted mid- to late-development stage companies in the Pharmaceuticals, Biotechnology and Life Sciences sectors that generally met the following screening criteria:

•	Company Size: revenue less than or equal to $150M; operating expense less than or equal to four times our operating expense (i.e., less than or equal to $230M); employees between 20-200;
•	Business Operations: conducting Phase 2 or Phase 3 clinical trials in at least one of oncology, rare diseases, or leveraging a ‘technology platform’ model; and
•	Other: exclude subsidiaries; companies with business challenges; companies having market valuations below $50M; and companies that have recently conducted an initial public offering.

The following table lists the companies included in the 2016 peer group used in connection with our 2017 compensation decisions referred to above:

Argos Therapeutics, Inc.	Dicerna Pharmaceuticals, Inc.	Inovio Pharmaceuticals, Inc.
Aduro BioTech, Inc.	Dynavax Technologies Corp.	OncoMed Pharmaceuticals, Inc.
Advaxis, Inc.	Endocyte, Inc.	Regulus Therapeutics, Inc.
Arrowhead Research Corp.	GlycoMimetics, Inc.	WAVE Life Sciences, Inc.
Celldex Therapeutics, Inc.	Immune Design Corp.	Xencor, Inc.
Concert Pharmaceuticals, Inc.	Immunomedics, Inc.

The foregoing peer group companies were recommended by Pearl Meyer and approved by our compensation committee because they have similar business profiles to ours taking into account number of employees, market value and stage of development. Additionally, while there were no changes to the screening criteria used for determining the 2016 peer group, as compared to the determination of the 2015 peer group, certain companies were excluded from or added to the 2016 peer group, primarily due to application of our screening criteria (e.g. quantitative metrics and market capitalization).

Our compensation committee intends that if we achieve our corporate goals and the executive performs at the level expected, the executive should have the opportunity to receive compensation that is competitive with industry norms. Accordingly, our compensation committee generally targets overall compensation for executives towards the 50th percentile of the market data. However, the compensation committee does not apply those targets formulaically and allows for individuals to be positioned at different percentiles based on experience, performance levels and potential performance levels of the executive, and changes in duties and responsibilities.

Components of Executive Compensation

The primary elements of our executive compensation program are:

•	base salary;
•	annual cash bonuses;
•	stock option awards;
•	health insurance, life insurance, and other employee benefits; and

•	severance and change in control benefits.

The value of our variable, performance-based compensation is allocated between short-term compensation in the form of a cash bonus and long-term compensation in the form of stock option awards that vest over time from the date of grant of the option awards or from the time of achievement of performance milestones. The annual cash bonus is intended to provide an incentive to our executives to achieve short-term operational objectives. The stock option award is intended to provide an incentive for our executives to achieve longer-term strategic business goals, which should lead to higher stock prices and increased stockholder value. We have not had any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation. Instead, the compensation committee, after reviewing industry information and our cash resources, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

We do not have any defined benefit pension plans or any non-qualified deferred compensation plans.

We are party to employment agreements and employment offer letters with each of our named executive officers. Employment agreements and employment offer letters with our named executive officers are described below under the caption “Employment and Separation Agreements with our Named Executive Officers.”

Base Salary

In establishing base salaries for our named executive officers, our compensation committee typically reviews the market compensation data presented by the committee’s independent compensation consultant, considers historic salary levels of the executive officer and the nature of the executive officer’s responsibilities, compares the executive officer’s base salary with those of our other executives, and considers the executive officer’s experience, performance and contributions. The compensation committee also typically considers the challenges involved in hiring and retaining executive talent in our industry and region. In assessing the executive officer’s performance, the compensation committee considers the executive officer’s role in the achievement of the annual corporate goals, as well as, in the case of our executive officers other than our chief executive officer, the performance evaluation prepared by our chief executive officer with respect to such executive officer. The compensation committee considers such evaluation as a means of informing the compensation committee’s decision as to whether the executive officer’s performance was generally consistent with our expectations.

As part of our 2016 annual performance and compensation review, the compensation committee approved annual base salaries for our executive officers for 2017. In setting these annual base salaries, the compensation committee reviewed the 2016 market compensation data presented by Pearl Meyer. Similarly, as part of our December 2017 annual performance and compensation review, the compensation committee reviewed the 2017 market compensation data and approved new annual base salaries for our executive officers for 2018. In each of the 2016 and 2017 reviews, after considering each executive’s current salary, performance, and experience in the context of the market compensation data as well as relative to one another, the compensation committee approved the following salary increases and resulting base salaries:

					% i
Executive	2016 Base Salary	2017 Base Salary	% Increase	2018 Base Salary	% Increase
Mr. Milano	$600,000	$600,000	0.0	$600,000	0.0
Mr. Arcudi	$347,500	$357,900	3.0	$370,000	3.4
Mr. Fletcher	$375,000	$386,300	3.0	$400,000	3.5
Dr. Horobin	$390,000	$410,000	5.1	$425,000	3.7
Dr. Yingling (1)	—	$385,000	—	$400,000	3.9
Dr. Agrawal (2)	$588,100	$588,100	0.0	—	—

(1)	Dr. Yingling commenced employment with us in February 2017.
(2)	Effective May 31, 2017, Dr. Agrawal resigned as our President of Research and as a member of our board.

Annual Cash Performance Bonuses

The compensation committee generally structures cash bonuses by linking them to the achievement of the annual corporate goals, corporate performance outside of the corporate goals (i.e. an unexpected opportunistic business development deal would be factored subjectively as an adjustment to the score that the committee derived from evaluation of the corporate goals), and individual performance.  The amount of the bonus paid, if any, varies among the executive officers depending on individual performance and their contribution to the achievement of our annual corporate goals and corporate performance generally. The compensation committee reviews and assesses corporate goals and individual performance by executive officers and considers the reasons why specific goals have been achieved or have not been achieved. While achievement against the applicable corporate goals is given substantial weight in connection with the determination of annual bonuses, we also factor in an evaluation of our named executive officers’ individual performance based on analysis of achievement of individual performance goals as well as the following subjective criteria:

•	leadership;
•	management;
•	judgment and decision making skills;
•	results orientation; and

•	communication

The compensation committee sets the individual bonus target percentages for each of our named executive officers.  In determining the target bonus percentages to be used for 2017, the compensation committee concluded that the target bonus percentages should be competitive with the 50th percentile of the 2016 market compensation data and that there be no difference in the target bonus percentages of our named executive officers, other than Mr. Milano and Dr. Agrawal. The following table sets forth the individual bonus target percentages for each of our named executive officers for 2017 and 2018.

	Target Cash Bonus (% of Base Salary)
Executive	2017	2018
Mr. Milano	50%	50%
Mr. Arcudi	40%	40%
Mr. Fletcher	40%	40%
Dr. Horobin	40%	40%
Dr. Yingling	40%	40%
Dr. Agrawal	50%	—

Consistent with our company-wide annual incentive plan applicable to all employees, including our named executive officers, both a corporate performance score and individual performance score factored into the determination of each executive officer’s cash bonus award for 2017.

Under the terms of our incentive plan, the corporate performance score is based on the degree to which corporate performance objectives have been achieved. This score is determined by the compensation committee and may range from 0-125%. The individual performance score is based on:

•	the degree to which individual performance objectives have been achieved;
•	the competencies and behaviors demonstrated in achieving results;
•	the technical skills required by the position; and
•	the completion of the ongoing responsibilities required by the position.

The individual performance score may range from 0-125% and is approved by the compensation committee. The individual’s actual award is then calculated as follows:

Annual Base Salary ($)
X
Individual Target Bonus %
X
Corporate Performance Score (0-125%)
X
Individual Performance Score (0-125%)

Annual Incentive Award ($ Individual Payout)

In setting corporate goals in the first quarter of 2017, the committee agreed to group the business objectives into one of three primary categories, each of which would contribute toward the overall assessment of our corporate performance. In assessing our corporate performance against our 2017 corporate goals, and determining the corporate performance score, the compensation committee considered the extent to which the company achieved the business objectives in each of the categories, and assigned a score for each category, as summarized in the following table:

Primary Goals	Contribution toward Corporate Performance Score	Committee’s Assessment of Performance (out of 100%)	Highlights of Performance on Key Objectives
Advance IMO-2125 program toward Phase 3 and beyond PD-1 refractory melanoma	55%	50%

    Completed Phase 1/2 enrollment and related study goals with positive momentum as the trial progresses into 2018.

    Readiness on schedule for planned Q1-2018 initiation of a Phase 3 trial. Progress in expanding program beyond anti-PD1 refractory melanoma vis a vis initiation of single-agent study,  business case analyses, and pre-clinical assessments of other novel combinations.

Advance 3GA program through IND-enabling activities	15%	15%	 Completed IND-enabling activities for lead discovery compound.  Significantly increased objective knowledge and understanding of 3GA mechanism of action.
Advance IMO-8400 program toward next decision point	10%	7%	 Completed enrollment of IMO-8400 Phase 2 trial, although with longer timelines than planned.
Enhance our ability to be successful through relevant foundational objectives	20%	18%

    Achieved target of 18 months cash on hand at year-end, in part as a result of financing though also partially enabled by delaying planned programs.

    Reviewed strategic business development options including recommendations to Board on opportunities to explore/pursue.

    Continued to advance company values and desired culture.

Based on these achievements and resulting category scores, the compensation committee determined to use a corporate performance score of 90% for the 2017 bonus calculation.

In assessing each named executive officer’s individual performance score, the compensation committee determined:

•	Mr. Milano’s overall score would be equivalent to the corporate performance score of 90%;

•

Mr. Arcudi’s individual performance score, recognizing his achievement against his personal objectives, including his contributions to the completion of our 2017 offering and general leadership contributions, would be 95%, resulting in an overall bonus equal to 86% of his bonus target;

•

Mr. Fletcher’s individual performance score, recognizing his achievement against his personal objectives, including his role in business development along with his general leadership contributions, would be 105%, resulting in an overall bonus equal to 95% of his bonus target;

•

Dr. Horobin’s individual performance score, recognizing her achievement against her personal objectives, including her role in achievements against our IMO-2125 and IMO-8400 clinical program goals along with her general leadership contributions, would be 90%, resulting in an overall bonus equal to 81% of her bonus target; and

•

Dr. Yingling’s individual performance score, recognizing his achievement against his personal objectives, including his role in advancing objective knowledge and understanding of our discovery platform along with his general leadership contributions, would be 115%, resulting in an overall bonus equal to 103% of his bonus target.

Dr. Agrawal resigned from the Company prior to the compensation committee’s determinations and in connection with his severance agreement, received a prorated bonus for 2017 at 100% of target.

Equity Compensation

Our equity award program is the primary vehicle for offering long-term incentives to our executive officers, including our named executive officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our named executive officers and our stockholders. Equity grants are intended as both a reward for contributing to the long-term success of our company and an incentive for future performance. The vesting feature of our equity awards is intended to further our goal of executive retention by providing an incentive to our named executive officers to remain in our employ during the vesting period. In determining the size of equity awards to our executives, our compensation committee considers:

•	the achievement of our annual corporate goals;
•	individual performance; the applicable executive officer’s previous awards, including the exercise price of such previous awards;
•	the recommendations of management;
•	the market compensation data presented by the committee’s independent compensation consultant, and
•	the combined components of the executive officer’s compensation.

The compensation committee approves all equity awards to our executive officers. Our equity awards have typically taken the form of stock options. However, under the terms of our stock incentive plans, we may grant equity awards other than stock options, such as restricted stock awards, stock appreciation rights, and restricted stock units.

The compensation committee typically makes initial stock option awards to named executive officers upon commencement of their employment and annual stock option awards thereafter. Stock option awards to our named executive officers after the initial stock option awards are typically granted annually after the annual performance review. For 2017, this review occurred at the regularly scheduled meeting of the compensation committee held in the first quarter of 2017. In general, annual stock option grants vest with respect to 25% of the shares subject to the option on the first anniversary of the date of grant and with respect to the balance of the shares subject to the option in 12 equal quarterly installments over the three-year period thereafter. The exercise price of stock options equals the fair market value of our common stock on the date of grant, which is typically equal to the closing price of our common stock on Nasdaq on the date of compensation committee approval except in the case of new-hire grants, which are approved in advance by the compensation committee with the grant occurring at an exercise price established at the closing price of our common stock on the first day of employment.

In December 2016, as part of its annual executive compensation and performance review, the compensation committee reviewed the 2016 market compensation data regarding annual stock option grants. The committee granted our named executive officers options to purchase shares of our common stock in January 2017 as follows:

Executive	2017 Option Award (# options)
Mr. Milano	300,000
Mr. Arcudi	185,000
Mr. Fletcher	185,000
Dr. Horobin	185,000
Dr. Yingling (1)	600,000
Dr. Agrawal	185,000

(1)

In connection with the hiring of Dr. Yingling and in addition to the option granted to Dr. Yingling to purchase 325,000 shares of our common stock upon commencement employment, our board of directors approved the grant to Dr. Yingling of a stock option to purchase 275,000 shares of our common stock. The option was granted as an inducement equity award outside of our 2013 Stock Incentive Plan and was made as an inducement material to Dr. Yingling’s acceptance of employment with us.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. During 2017, consistent with our prior practice, we matched 50% of the employee contributions to our 401(k) plan up to a maximum of 6% of the participating employee’s annual salary, resulting in a maximum company match of 3% of the participating employee’s annual salary, and subject to certain additional statutory dollar limitations. Named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees and subject to any limitations in such plans. Each of our named executive officers except for Mr. Fletcher contributed to our 401(k) plan and their contributions were matched by us.

Our board of directors has adopted a retirement policy to address the treatment of options in the event of an employee’s retirement that applies to all employees, including all officers. For purposes of this policy, an employee will be deemed to have retired if the employee terminates his or her employment with us, has been an employee of ours for more than 10 years and is older than 65 upon termination of employment. Under the policy, if an employee retires, then:

•	all outstanding options held by the employee will automatically vest in full; and

•	the period during which the employee may exercise the options will be extended to the expiration of the term of the option under the applicable option agreement.

Our board adopted this policy for our employees in recognition of the importance of stock options to the compensation of employees and in order to provide each of our employees with the opportunity to get the full benefit of the options held by the employee in the event of his or her retirement after making 10 years of contributions to our company.

We occasionally pay relocation expenses for newly-hired executive officers who we require to relocate as a condition to their employment by us. We also occasionally pay local housing expenses and travel costs for executives who maintain a primary residence outside of a reasonable daily commuting range to our headquarters. We believe that these are typical benefits offered by comparable companies to executives who are asked to relocate and that we would be at a competitive disadvantage in trying to attract executives who would need to relocate in order to work for us if we did not offer such assistance. We did not provide any relocation benefits to any of our executives in 2017.

Our named executive officers may also participate in our employee stock purchase plan, which is generally available to all employees who work over 20 hours per week, so long as they own less than 5% of our common stock, including for this purpose vested and unvested stock options. Mr. Arcudi participated in the employee stock purchase plan in 2017.

Severance and Change in Control Benefits

Under our employment agreements and employment offer letters with our named executive officers, we have agreed to provide severance and other benefits in the event of the termination of their employment under specified circumstances. On March 7, 2017, the board of directors approved a form of Severance and Change of Control Agreement to be entered into between the Company and our named executive officers. The severance benefits contained in the Change of Control Agreements supersede the severance and change of control terms contained in the existing employment agreements and employment offer letters.  We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the captions “Employment and Separation Agreements with our Named Executive Officers” and “Potential Payments Upon Termination or Change in Control” below.

We believe providing severance and/or change in control benefits as a component of our compensation structure can help us compete for executive talent and attract and retain highly talented executive officers whose contributions are critical to our long-term success. After reviewing the practices of companies in general industry surveys published by Radford Survey + Consulting, and consultation with Pearl Meyer, we believe that our severance and change in control benefits are appropriate.

Tax Deductibility of Executive Compensation

Prior to December 22, 2017, when the TCJA was signed into law, Section 162(m) of the Internal Revenue Code generally disallowed a tax deduction to publicly held companies for compensation paid to the chief executive officer and the three other most highly compensated executives (other than the chief financial officer) in excess of $1 million per officer in any year that such compensation did not qualify as performance-based. In connection with fiscal 2017 compensation decisions, the compensation committee considered the potential tax deductibility of executive compensation under Section 162(m) of the Internal Revenue Code and sought to qualify certain elements of these applicable executives’ compensation as performance-based while also delivering competitive levels and forms of compensation.

Under the TCJA, the performance-based exception has been repealed and the $1 million deduction limit now applies to anyone serving as the chief executive officer or the chief financial officer at any time during the taxable year and the top three other highest compensated executive officers serving at fiscal year end. In addition, once an individual becomes a covered employee under Section 162(m) for any taxable year beginning after December 31, 2016, this status carries forward to all future years, even in the event of the employee’s termination or death. The new rules generally apply to taxable years beginning after December 31, 2017, but do not apply to remuneration provided pursuant to a written binding contract in effect on November 2, 2017 that is not modified in any material respect after that date.

The compensation committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the compensation committee believes such payments are appropriate and in the best interests of our company and our stockholders. There can be no assurance that compensation awarded to our executive officers will be treated as qualified performance-based compensation under Section 162(m).

Employment and Separation Agreements with our Named Executive Officers

We have entered into agreements with our named executive officers, as discussed below, that provide benefits to the executives upon their termination of employment in certain circumstances or under which we have agreed to specific compensation elements. Our named executive officers are at-will employees.

Employment Agreements and Offer Letters

Vincent J. Milano

We are a party to an employment offer letter with Mr. Milano, our President and Chief Executive Officer. Under the employment offer letter, Mr. Milano is entitled to receive an annual base salary of $600,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment offer letter, Mr. Milano is eligible to receive an annual bonus of up to 50% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as developed and determined by our board of directors.

Under the employment offer letter, if we terminate Mr. Milano’s employment without cause, prior to a change-in-control, as such terms are defined in the agreement, he will be entitled to severance payments for 24 months equivalent to his then-current base salary, payable in accordance with our then-current payroll practices, and benefits continuation for the shorter of 24 months or the date his COBRA continuation coverage expires and to receive any bonus that he earned and that our board of directors approved prior to the termination to the extent not then paid. If we terminate Mr. Milano’s employment without cause or Mr. Milano terminates his employment with us for good reason, as such terms are defined in the agreement, upon or within one year after a change in control, he will be entitled to severance payments for 24 months equivalent to his then-current base salary, payable in accordance with our then-current payroll practices, and benefits continuation for the shorter of 24 months or the date his COBRA continuation coverage expires and to receive any bonus that he earned and that our board of directors approved prior to the termination to the extent not then paid and the inducement option award that he received upon his commencement of employment with us will vest in full and become immediately exercisable.

Our agreement to pay severance and benefits pursuant to the employment offer letter is subject to Mr. Milano entering into a separation and release agreement and is superseded by his severance and change in control agreement described below to the extent then in effect.

Louis J. Arcudi, III

We are a party to an employment letter, as amended, with Mr. Arcudi, our Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary. Under the employment letter, Mr. Arcudi was initially entitled to receive an annual base salary of $315,000, which amount is subject to adjustment from time to time in accordance with normal business practices. In addition, under the employment letter, Mr. Arcudi is entitled to receive an annual bonus in an amount approved by our board or the compensation committee based on the achievement of both individual and company performance objectives as developed and determined by our board of directors.

Under the employment letter, if we terminate Mr. Arcudi’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change of control, as such terms are defined in the agreement, we have agreed to:

•	continue to pay Mr. Arcudi his base salary as severance for 12 months following such termination payable in accordance with our then current payroll practices; and

•	continue to provide Mr. Arcudi with health and dental benefits for 12 months following such termination, except to the extent another employer provides Mr. Arcudi with comparable benefits.

Our agreement to pay severance and benefits pursuant to the employment letter is subject to Mr. Arcudi entering into a separation and release agreement and is superseded by his severance and change in control agreement described below to the extent then in effect.

R. Clayton Fletcher

We are a party to an employment letter with Mr. Fletcher, our Senior Vice President of Business Development and Strategic Planning. Under the terms of the employment letter, Mr. Fletcher is entitled to receive an annual base salary of $360,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Mr. Fletcher is eligible to receive an annual bonus of up to 35% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Under the employment letter, if we terminate Mr. Fletcher’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

•

continue to pay Mr. Fletcher his base salary as severance for 12 months following such termination payable in accordance with our then current payroll practices plus any bonus earned and approved by the board of directors but unpaid at the time of termination;

•	continue to provide Mr. Fletcher with health and dental benefits for 12 months following such termination, except to the extent another employer provides Mr. Fletcher with comparable benefits; and

•

only in the event of a termination described above that occurs upon or within one year after a change in control, fully vest all options granted to Mr. Fletcher upon the commencement of his employment.

Our agreement to pay severance and benefits pursuant to the employment offer letter is subject to Mr. Fletcher entering into a separation and release agreement and is superseded by his severance and change in control agreement (described below) to the extent then in effect.

Joanna Horobin, M.B., Ch.B

We are a party to an employment letter with Dr. Horobin, our Chief Medical Officer. Under the terms of the employment letter, Dr. Horobin is entitled to receive an annual base salary of $390,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Dr. Horobin is eligible to receive an annual bonus of up to 40% of her base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Under the employment letter, if we terminate Dr. Horobin’s employment without cause at any time, or if she terminates her employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

•

continue to pay Dr. Horobin her base salary as severance for 12 months following such termination payable in accordance with our then current payroll practices plus any bonus earned and approved by the board of directors but unpaid at the time of termination;

•	continue to provide Dr. Horobin with health and dental benefits for 12 months following such termination, except to the extent another employer provides Dr. Horobin with comparable benefits; and

•	only in the event of a termination described above that occurs upon or within one year after a change in control, fully vest all options granted to Dr. Horobin upon the commencement of her employment.

Our agreement to pay severance and benefits pursuant to the employment offer letter is subject to Dr. Horobin entering into a separation and release agreement and is superseded by her severance and change in control agreement (described below) to the extent then in effect.

Jonathan Yingling, Ph.D.

We are a party to an employment letter with Dr. Yingling, our prior Senior Vice President of Early Development and, effective January 1, 2018, our current Chief Scientific Officer.  Under the terms of the employment letter, Dr. Yingling is entitled to receive an annual base salary of $385,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Mr. Fletcher is eligible to receive an annual bonus of up to 40% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors.

Under the employment letter, if we terminate Dr. Yingling’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

•

continue to pay Dr. Yingling his base salary as severance for 12 months following such termination payable in accordance with our then current payroll practices plus any bonus earned and approved by the board of directors but unpaid at the time of termination;

•	continue to provide Dr. Yingling with health and dental benefits for 12 months following such termination, except to the extent another employer provides Dr. Yingling with comparable benefits; and

•

only in the event of a termination described above that occurs upon or within one year after a change in control, fully vest all options granted to Dr. Yingling upon the commencement of his employment.

Our agreement to pay severance and benefits pursuant to the employment offer letter is subject to Dr. Yingling entering into a separation and release agreement and is superseded by his severance and change in control agreement (described below) to the extent then in effect.

Sudhir Agrawal, D. Phil.

Prior to his resignation on May 31, 2017, the terms of Dr. Agrawal’s employment as our President of Research were set forth in an employment agreement, as amended, with Dr. Agrawal. The agreement had an initial three-year term that was automatically extended for an additional year unless either party provided prior written notice to the other that the term of the agreement was not to be extended. As a result, on each renewal date, the term of the agreement, as extended, was three years. On October 19, 2016, the term was extended from October 19, 2018 to October 19, 2019.

Under the agreement, Dr. Agrawal was entitled to receive an annual base salary of $588,100 or such higher amount as determined by our compensation committee or our board of directors. In addition, under the agreement, as modified in December 2014, Dr. Agrawal was eligible to receive an annual bonus in an amount equal to 50% of his base salary, as determined by the compensation committee or our board of directors.

Pursuant to his employment agreement, if Dr. Agrawal’s employment was terminated by us without cause or terminated by Dr. Agrawal for good reason, as such terms are defined in the agreement, we agreed to:

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

If Dr. Agrawal’s employment was terminated by him for good reason or by us without cause in connection with, or within one year after, a change in control, as such terms are defined in the agreement, we agreed to provide Dr. Agrawal with all of the items listed above, except that in lieu of the severance amount described above, we agreed to pay Dr. Agrawal a lump sum cash payment equal to his base salary multiplied by the lesser of the aggregate number of years or portion thereof remaining in his employment term and two years. We also agreed that if we executed an agreement that provides for our company to be acquired or liquidated, or otherwise upon a change in control, all unvested stock options held by Dr. Agrawal would vest in full.

Our employment agreement with Dr. Agrawal provides that if all or a portion of the payments made under the agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, or a similar state tax or assessment, we will pay him an amount necessary to place him in the same after-tax position as he would have been had no excise tax or assessment been imposed. Any amounts paid pursuant to the preceding sentence will also be increased to the extent necessary to pay income and excise tax on those additional amounts.

In the event of Dr. Agrawal’s death or the termination of his employment due to disability, we agreed to pay Dr. Agrawal or his beneficiary a lump sum cash payment equal to the pro rata portion of the annual bonus that he earned in the year preceding his death or termination due to disability. Additionally, any stock options or other equity incentive awards previously granted to Dr. Agrawal and held by him on the date of his death or termination due to disability would vest as of such date to the extent such options or equity incentive awards would have vested had he continued to be an employee until the final day of the term of the employment agreement in effect immediately prior to his death or termination due to disability. Dr. Agrawal or his beneficiary would have been permitted to exercise such stock options until the second anniversary of his death or termination of employment due to disability.

Dr. Agrawal agreed that during his employment with us and for a one-year period thereafter, he will not hire or attempt to hire any of our employees or compete with us.

In connection with his transition to his new role of President of Research in December 2014, we and Dr. Agrawal agreed that his employment would continue to be subject to and on the terms and conditions set forth in his employment agreement but for the change in position and the modification of Dr. Agrawal’s target bonus to be a fixed at 50% of base salary rather than the 20% to 70% of base salary range set forth in the employment agreement. In addition, Dr. Agrawal acknowledged and agreed that, notwithstanding anything to the contrary set forth in his employment agreement, the transition of his employment from President and Chief Executive Officer to President of Research, and the changes in his authority, duties, responsibilities and reporting structure associated with such event, would not constitute good reason, as defined in the employment agreement, and that he would not and could not terminate his employment for good reason on the basis of such event and changes.

In consideration of the foregoing agreements, we agreed that the vesting of any and all stock options then held by Dr. Agrawal would be accelerated such that, as of that date, such options would be deemed vested to the extent such options would have been vested had Dr. Agrawal continued to be employed by us on October 19, 2017, and any portion of such options that remained unvested after giving effect to such acceleration would continue to vest in accordance with their respective terms. This acceleration did not apply to the options granted to Dr. Agrawal in December 2014 or January 2016.

On April 18, 2017, we entered into a separation agreement and release of claims with Dr. Agrawal, under which Dr. Agrawal agreed to resign as our President of Research and as a member of our board of directors, effective May 31, 2017. Pursuant to the agreement, we provided Dr. Agrawal the following separation benefits in exchange for him agreeing to a release of claims and complying with certain other continuing obligations contained therein (including compliance with the restrictive covenants in his employment agreement):

•	We paid Dr. Agrawal a pro-rated 2017 bonus payment of $121,648, less all applicable taxes and witholdings;
•	We paid $8,000, on behalf of Dr. Agrawal, for legal fees associated with the review, negotiation and execution of his separation agreement;
•

We have agreed that, commencing on the first regular payroll date following his separation date until May 31, 2019, we will provide Dr. Agrawal with severance pay in the form of salary continuation payments at his annualized base salary rate in effect on the date of the separation agreement ($588,100), payable in installments in accordance with our regular payroll practices;

•	Dr. Agrawal is eligible to receive health and dental benefits through reimbursement of COBRA premiums from his separation date through no later than May 31, 2019;

•

Dr. Agrawal is eligible to receive life and/or disability insurance benefits through reimbursement of costs of obtaining life and/or disability insurance substantially comparable to such benefits as were being provided immediately prior to his separation, until the earlier of May 31, 2019 and the date on which Dr. Agrawal becomes eligible through other employment for disability and/or life insurance; and

•

Any stock options or other equity incentive awards previously granted to Dr. Agrawal and held by Dr. Agrawal on his separation date will, to the extent not already vested, continue to vest to the extent such options or equity incentive awards, as applicable, would have vested had Dr. Agrawal continued to be an employee through October 19, 2019, and Dr. Agrawal will be entitled to exercise any such options until the earlier of the expiration of such option and October 19, 2022.

In addition, we (a) paid all of Dr. Agrawal’s compensation due and owing to him as of May 31, 2017 in accordance with our usual compensation and payroll practices, and (b) reimbursed Dr. Agrawal for all reasonable unreimbursed business expenses incurred by him as of May 31, 2017 in accordance with our expense reimbursement policy.

Dr. Agrawal also entered into a Scientific Advisor Agreement with us, effective June 1, 2017, under which Dr. Agrawal agreed to provide consulting services to us, and we have agreed to pay Dr. Agrawal consulting fees equal to $10,000 per month for a term of six months.

Severance and Change in Control Agreements

We have entered into a Severance and Change of Control Agreement with each of Messrs. Milano, Arcudi and Fletcher, and Drs. Yingling and Horobin.

The Severance and Change of Control Agreements provide that if we consummate a change of control (as defined in the Severance and Change of Control Agreements), we will employ the executive for a period of 24 months from the date of the consummation of the change of control. Pursuant to the Severance and Change of Control Agreements, during such period:

(i)

the executive's position and duties for the company will be commensurate with the most significant of the duties and positions held by the executive during the 90 day period preceding the date of the consummation of the change of control;

(ii)	the executive's annual base salary will equal at least 12 times the highest monthly base salary paid to the executive during the 12 months prior to the date of the change of control;
(iii)

the executive will be entitled to an annual bonus equal to at least the greatest of (a) the average bonus paid to the executive in respect of the three years immediately preceding the year in which the change of control occurs, (b) the annual bonus paid for the year immediately preceding the year in which the change of control occurs and (c) 100% of the target bonus for (1) the year immediately preceding the year in which the change of control occurs, (2) the year in which the change of control occurs or (3) any year following the year in which the change of control occurs and prior to the then-current year, whichever is highest; and

(iv)	the executive will be entitled to certain other benefits as are consistent with the benefits paid to the executive during the year prior to the change of control.

The Severance and Change of Control Agreements also provide that if an executive is terminated without “cause” or resigns for “good reason” (as such terms are defined in the Severance and Change of Control Agreements) in either case, within 24 months following a change of control,  subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by us and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment, executives would receive a lump sum cash payment payable within 30 days after the date of termination equal to:

(i)	the executive's target bonus for the year of termination prorated for the portion of the year worked;

(ii)

150% of the sum of (a) such executive's annual base salary for the year immediately preceding the year of termination and (b) the greatest of (1) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three years immediately preceding the year of termination, (2) the annual bonus paid for the year immediately preceding the year of termination and (3) the target bonus for the year of termination; and

(iii) 150% of the Company’s share of the annual premium for group medical and/or dental insurance coverage that was in place for the executive immediately prior to the date of termination.

In addition, all unvested options, restricted stock or stock appreciation rights held by the executive as of the date of termination will be immediately and automatically vested and/or exercisable in full as of the date of termination, and the executive will have the right to exercise any such options or stock appreciation rights for the longer of (A) the period of time provided for in the applicable equity award agreement or plan, or (B) the shorter of one year after the date of termination or the remaining term of the applicable equity award. However, under the terms of the Merger Agreement the post-termination exercise period of all outstanding stock options will continue in the event of the executive's termination of employment within 24 months following the effective time of the Mergers (other than for cause or due to the executive's resignation without good reason), until the three-year anniversary of such executive's termination, but in no event past the remaining term of the applicable equity award.

If the executive is terminated without “cause” or resigns for “good reason,” prior to the date of a change of control, such executive will be entitled to the following under the Severance and Change of Control Agreement, subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by us and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment:

(i)

a lump sum cash payment payable within 30 days after the date of termination in an amount equal to the greater of (x) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three years immediately preceding the year of termination, and (y) the annual bonus paid for the year immediately preceding the year of termination prorated for the portion of the year worked;

(ii)	continued payment of the executive's base salary payable in accordance with our standard payroll practices over the one-year period following termination; and
(iii)

if the executive elects to continue receiving group medical and/or dental insurance under COBRA (to the extent the executive previously participated in such group insurance plans immediately prior to the date of termination), payment by us of our share of the premium for such coverage that we pay for active and similarly-situated employees who receive the same type of coverage for the one-year period following termination.

The Severance and Change of Control Agreements expire on December 31, 2018, but on each anniversary thereof, unless notice of termination has been provided by a party, the term of such agreements will automatically be extended by one year.

Indemnification Agreements

On March 7, 2017, the board of directors approved a form of Indemnification Agreement to be entered into between the Company and our directors and officers. Each of Messrs. Milano, Arcudi, and Fletcher, and Drs. Horobin and Yingling entered into an Indemnification agreement with the Company.  In general, the Indemnification Agreements provide that the Company will indemnify the director or officer to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer of the Company or in connection with their service at our request for another corporation or entity. The Indemnification Agreements also provide for procedures that will apply in the event that a director or officer makes a claim for indemnification and establish certain presumptions that are favorable to the director or officer.

Formal Clawback Policy

In April 2015, ahead of any such requirement in the Dodd-Frank Wall Street Reform and Consumer Protection Act, our compensation committee adopted a formal clawback policy, which will apply in the event we are required to prepare an accounting restatement after the adoption of the clawback policy due to any material noncompliance with any financial reporting requirement under the U.S. federal securities laws. This policy requires us to use reasonable efforts to recover from any of our current or former executive officers who receive incentive-based compensation (including stock options awarded as compensation) during the three-year period preceding the date on which we are required to prepare an accounting restatement based on erroneous data, the excess of what would have been paid to such executive officer under the accounting restatement.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the compensation committee of the board of directors,

Kelvin Neu, Chairman

Maxine Gowen

Additional Compensation Information

Summary Compensation Table

The table below summarizes compensation paid to or earned by our named executive officers for 2017, 2016 and 2015.

Summary Compensation Table for Fiscal Year 2017

					Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)		($)	($)(2)	($)
Vincent J. Milano	2017	600,000	—		296,634		270,000	31,106	1,197,740
President and Chief	2016	600,000	—		573,780		211,680	31,555	1,417,015
Executive Officer	2015	600,000	—		—	(3)	288,120	32,950	921,070

Louis J. Arcudi, III	2017	357,900	—		182,924		122,436	25,786	689,046
Senior Vice President of	2016	347,500	—		353,831		116,760	26,276	844,367
Operations, Chief	2015	337,400	—		—	(3)	132,261	26,989	496,650
Financial Officer
Treasurer and Assistant
Secretary

R. Clayton Fletcher	2017	386,300	—		182,924		145,908	22,988	738,120
Senior Vice President,	2016	375,000	—		353,831		114,660	23,580	867,071
Business Development	2015	336,818	—		1,857,180	(3)	132,032	22,794	2,348,824
and Strategy (4)

Joanna Horobin	2017	410,000	—		182,924		132,840	31,754	757,518
Senior Vice President,	2016	390,000	—		—		119,246	31,187	540,433
Chief Medical Officer (5)	2015	34,079	—		1,582,860	(3)	13,319	1,953	1,632,211

Jonathan Yingling	2017	348,542	—		577,782		144,296	31,277	1,101,897
Senior Vice President,
Chief Scientific Officer (6)

Sudhir Agrawal, D. Phil.	2017	245,042	121,648	(8)	4,428,935	(9)	—	369,131	5,286,404
Former President of	2016	588,100	—		442,289		207,482	32,495	1,270,366
Research (7)	2015	588,100	—		—	(3)	302,577	33,172	923,849

(1)

Represents the aggregate grant date fair value of options granted to each of the named executive officers as computed in accordance with ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officers. See Note 10 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(2)	“All Other Compensation” for 2017 for each of the named executive officers includes the following:

	Premiums paid by
	us for all insurance	Company match
	plans ($)	on 401(k) ($)	Severance ($)	Total ($)
Mr. Milano	23,006	8,100	—	31,106
Mr. Arcudi	17,686	8,100	—	25,786
Mr. Fletcher	22,988	—	—	22,988
Dr. Horobin	23,654	8,100	—	31,754
Dr. Yingling	23,177	8,100	—	31,277
Dr. Agrawal	18,722	7,351	343,058	369,131

(3)

None of our named executive officers received an annual equity grant during 2015.  Mr. Fletcher received an inducement grant of 600,000 options upon commencement of his employment in 2015. Dr. Horobin received an inducement grant of 275,000 options and a new hire grant of 325,000 options upon commencement of her employment in 2015.

(4)	Mr. Fletcher joined our company and became our Senior Vice President, Business Development and Strategy effective as of January 26, 2015.
(5)	Dr. Horobin joined our company and became our Senior Vice President, Chief Medical Officer effective as of November 30, 2015.
(6)	Dr. Yingling joined our company and became our Senior Vice President, Early Development effective as of February 6, 2017 and has served as our Chief Scientific Officer since January 1, 2018.
(7)	Dr. Agrawal served as our President of Research until his resignation, effective May 31, 2017.
(8)	Pursuant to Dr. Agrawal’s separation agreement, Dr. Agrawal received a pro-rated cash bonus in 2017 calculated at 100% of his target 2017 bonus.
(9)

Amount consists of the aggregate grant date fair value of options granted to Dr. Agrawal during 2017 in the amount of $182,924 as computed in accordance with ASC 718 and incremental fair value of outstanding options modified during 2017 in connection with Dr. Agrawal’s separation agreement in the amount of $4,246,211 as computed in accordance with ASC 718. See “Employment and Separation Agreements with our Named Executive Officers” for further information about continued vesting of Dr. Agrawals options provided for in his separation agreement.

CEO Pay Ratio

Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee based on 2017 annual base salary and 2017 bonus awards for each of our 66 employees (excluding the CEO) as of December 31, 2017.  The annual total compensation of our median employee (other than the CEO) for 2017 was $218,372.  As disclosed in the Summary Compensation Table included in this CD&A, our CEO’s annual total compensation for 2017 was $1,197,740.  Based on the foregoing, the ratio of the 2017 annual total compensation of our CEO to the median of the annual total compensation of all other employees was 6 to 1.  Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers during 2017.

Grants of Plan-Based Awards for Fiscal Year 2017

					All Other
					Option
					Awards:	Exercise
					Number of	or Base	Grant Date
		Estimated Possible Payouts Under			Securities	Price of	Fair Value
		Non-Equity Incentive Plan Awards			Underlying	Option	of Option
		Threshold	Target	Maximum	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)(1)	($/Sh)	($)(2)
Vincent J. Milano		—	300,000	468,750
	1/4/2017(3)				300,000	1.59	296,634

Louis J. Arcudi, III		—	143,200	223,750
	1/4/2017(3)				185,000	1.59	182,924

R. Clayton Fletcher		—	154,400	241,250
	1/4/2017(3)				185,000	1.59	182,924

Joanna Horobin		—	164,000	256,250
	1/4/2017(3)				185,000	1.59	182,924

Jonathan Yingling		—	139,417	217,839
	2/6/2017(3)				600,000	1.55	577,782

Sudhir Agrawal, D. Phil. (4)		—	121,648	190,075
	1/4/2017(3)				185,000	1.59	182,924	(5)

(1)

The term of these options is ten years. The vesting of these stock options is time-based. See “Compensation Discussion and Analysis — Components of Executive Compensation — Equity Compensation” for a full description of the vesting terms for these options. See “Employment and Separation Agreements with our Named Executive Officers” for further information about acceleration of vesting of options in the event of the termination of employment and/or a change of control.

(2)

Represents the aggregate grant date fair value of option awards made to the named executive officers in 2017 as computed in accordance with ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officers during 2017. See Note 10 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(3)	Granted pursuant to our 2013 Stock Incentive Plan.
(4)

The target and maximum amounts reported under Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for Dr. Agrawal are pro-rated for Dr. Agrawal’s resignation effective May 31, 2017. Pursuant to the Separation Agreement and Release of Claims dated April 18, 2017 by and between Dr. Agrawal and us, Dr. Agrawal received a pro-rated bonus for 2017 in the amount of $121,648 (100% of target).

(5)

Amount consists of the aggregate grant date fair value of options granted to Dr. Agrawal during 2017 in the amount of $182,924 as computed in accordance with ASC 718 and excludes the incremental fair value of outstanding options modified during 2017 in connection with Dr. Agrawal’s separation agreement in the amount of $4,246,211 as computed in accordance with ASC 718 as reflected in the “Summary Compensation Table for Fiscal Year 2017” shown above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding stock options held by our named executive officers as of December 31, 2017. None of our named executive officers held shares of unvested restricted stock as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End for 2017

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Vincent J. Milano	1,500,000	500,000	(1)	3.12	12/1/2024
	131,250	168,750	(2)	2.88	1/6/2026
	—	300,000	(3)	1.59	1/4/2027

Louis J. Arcudi, III	40,000	—		8.70	12/16/2018
	110,000	—		5.24	12/23/2019
	95,000	—		2.74	12/27/2020
	146,000	—		1.157	11/28/2021
	348,333	—		0.69	5/22/2023
	300,000	—		2.56	12/10/2023
	150,000	50,000	(4)	3.97	12/10/2024
	80,937	104,063	(2)	2.88	1/6/2026
	—	185,000	(3)	1.59	1/4/2027

R. Clayton Fletcher	412,500	187,500	(5)	4.67	1/26/2025
	80,937	104,063	(2)	2.88	1/6/2026
	—	185,000	(3)	1.59	1/4/2027

Joanna Horobin	300,000	300,000	(6)	3.88	11/30/2025
	—	185,000	(3)	1.59	1/4/2027

Jonathan Yingling	—	600,000	(7)	1.55	2/6/2027

Sudhir Agrawal, D. Phil.(8)	125,000	—		13.28	1/2/2018
	200,000	—		8.70	12/16/2018
	300,000	—		5.24	12/23/2019
	231,000	—		2.74	12/27/2020
	365,000	—		1.157	11/28/2021
	25,551	—		1.16	11/28/2021
	500,000	—		0.69	10/19/2022	(9)
	500,000	—		1.50	10/19/2022	(9)
	850,000	—		2.56	10/19/2022	(9)
	637,500	212,500	(4)	3.97	10/19/2022	(9)
	101,172	130,078	(2)	2.88	10/19/2022	(9)
	—	185,00	(3)	1.59	10/19/2022	(9)

(1)

Represents unvested portion of stock option award that vested 25% on December 1, 2015 (first anniversary date following the December 1, 2014 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until December 1, 2018), provided the named executive officer is still employed with us on each vesting date.

(2)	Represents unvested portion of stock option award that vested 25% on January 6, 2017 (first anniversary date following the January 6, 2016 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until January 6, 2020), provided the named executive officer is still employed with us on each vesting date.
(3)

Represents unvested portion of stock option award that will vest 25% on the first anniversary date following the January 4, 2017 grant date, with the remainder vesting in 12 equal quarterly installments thereafter (until January 4, 2021), provided the named executive is still employed with us on each vesting date.

(4)

Represents unvested portion of stock option award that vested 25% on December 10, 2015 (first anniversary date following the December 10, 2014 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until December 10, 2018), provided the named executive officer is still employed with us on each vesting date.

(5)

Represents unvested portion of stock option award that vested 25% on January 26, 2016 (first anniversary date following the January 26, 2015 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until January 26, 2019), provided the named executive officer is still employed with us on each vesting date.

(6)

Represents unvested portion of stock option award that vested 25% on November 30, 2016 (first anniversary date following the November 30, 2015 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until November 30, 2019), provided the named executive officer is still employed with us on each vesting date.

(7)

Represents unvested portion of stock option award that will vest 25% on the first anniversary date following the February 6, 2017 grant date, with the remainder vesting in 12 equal quarterly installments thereafter (until February 6, 2021), provided the named executive is still employed with us on each vesting date

(8)

Pursuant to our December 2014 letter agreement with Dr. Agrawal, the vesting of all stock options held by Dr. Agrawal as of the letter agreement date was accelerated to the extent that such options would have been vested had Dr. Agrawal continued to be employed by us on October 19, 2017. Stock options that remained unvested after giving effect to this acceleration continue to vest in accordance with the terms of the underlying stock option agreement.

(9)

Pursuant to the separation agreement and release of claims by and between us and Dr. Agrawal, all stock options previously granted to Dr. Agrawal and held by Dr. Agrawal on his separation date will, to the extent not already vested, continue to vest to the extent such options or equity incentive awards, as applicable, would have vested had Dr. Agrawal continued to be an employee through October 19, 2019, and Dr. Agrawal will be entitled to exercise any such options until the earlier of the expiration of such option and October 19, 2022.

Option Exercises and Stock Vested

None of our named executive officers exercised any options during the year ended December 31, 2017.

Potential Payments Upon Termination or Change in Control

Under our employment agreement and employment offer letters with our executive officers, we have agreed to provide severance and other benefits in the event of the termination of their employment under specified circumstances. These agreements are described above under the caption “Employment and Separation Agreements with our Named Executive Officers.”

However, in March 2017, we entered into a Severance and Change of Control Agreement with each of Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling that superseded the severance and change in control provisions of each of their respective employment offer letters.  These agreements are also described above under the caption “Employment and Separation Agreements with our Named Executive Officers.”

In April 2017, we entered into a separation agreement and release of claims with Dr. Agrawal, under which Dr. Agrawal agreed to resign, and did resign effective May 31, 2017, as our President of Research and as a member of our board of directors, and we agreed to provide him certain severance benefits and other compensation.  This agreement is described above under the caption “Employment and Separation Agreements with our Named Executive Officers,” and the payments upon Dr. Agrawal’s resignation were paid in accordance with this agreement and are set forth above in the “Summary Compensation Table.”

Termination of Employment Not In Connection With or Following a Change in Control

The following table sets forth the estimated potential benefits that our named executive officers would be entitled to receive upon their termination of employment with our company (other than a termination in connection with or following a change in control of our company) if the named executive officer’s employment was terminated on December 29, 2017. This table represents estimates only and does not necessarily reflect the actual amounts that would be paid to our named executive officers, which would only be known at the time that they become eligible for payment following their termination.

	Cash	Perquisites/
	Severance (1)	Benefits (2)	Total
Name	($)	($)	($)
Vincent J. Milano	856,600	20,237	876,837
Louis J. Arcudi, III	481,719	14,912	496,631
R. Clayton Fletcher	520,338	20,237	540,575
Joanna Horobin	547,305	21,801	569,106
Jonathan Yingling	544,390	20,237	564,627

(1)

Cash severance under the Severance and Change of Control Agreements would be payable to Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling upon a termination of the executive’s employment by the executive for “good reason” or by us without “cause”, in either case, subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by the Company and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment.  In such an event, executives would receive:

(i)

a lump sum cash payment payable within 30 days after the date of termination equal to the greater of (1) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three fiscal years immediately preceding the year of termination, and (2) the annual bonus paid for the year immediately preceding the year of termination ($256,600 for Mr. Milano, $123,819 for Mr. Arcudi, $134,038 for Mr. Fletcher, $137,305 for Dr. Horobin and $159,390 for Dr. Yingling); and

(ii)

salary continuation payments at the executives base salary on termination date for a period of 12 months paid in accordance with the Company’s normal payroll practices and subject to applicable tax withholding ($600,000 for Mr. Milano, $357,900 for Mr. Arcudi, $386,300 for Mr. Fletcher, $410,000 for Dr. Horobin and $385,000 for Dr. Yingling).

(2)

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling, to the extent the executives participated in our group medical/dental insurance immediately prior to the termination date, if executives elect to continue receiving group medical and/or dental insurance under the continuation coverage rules known as COBRA, the Company will pay the Company’s share of the premium for such coverage that it pays for active and similarly-situated employees who receive the same type of coverage until the end of the period for which the Company is paying the salary continuation payments described within note (1)(ii), above.

The payments described in this column include an estimated value of the employer share of the premiums for our insurance plans as follows:

Name	Medical Insurance Premiums ($)	Dental Insurance Premiums ($)	Total ($)
Vincent J. Milano	18,773	1,464	20,237
Louis J. Arcudi, III	13,448	1,464	14,912
R. Clayton Fletcher	18,773	1,464	20,237
Joanna Horobin, M.B., Ch.B	20,337	1,464	21,801
Jonathan Yingling, Ph.D.	18,773	1,464	20,237

Termination of Employment In Connection With or Following a Change in Control

The following table sets forth the estimated potential benefits that our named executive officers would be entitled to receive upon their termination of employment with our company in connection with or following a change in control of our company if the named executive officer’s employment was terminated on December 29, 2017.  The amounts indicated below are estimates based on the material assumptions described in the notes to the table below, which may or may not actually occur. Some of these assumptions are based on information currently available and, as a result, the actual amounts, if any, that may become payable to a named executive officer may differ in material respects from the amounts set forth below. Furthermore, for purposes of calculating such amounts, we have assumed:

•	a change of control date of December 29, 2017;
•	each named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, in each case on the date of the change of control; and
•

the value of the accelerated vesting of any equity award is calculated assuming a market price per share of our common stock equal to $2.11 (which equals the closing price of a share of our common stock on the Nasdaq Capital Market on December 29, 2017, the last trading day of 2017).

This table represents estimates only and does not necessarily reflect the actual amounts that would be paid to our named executive officers, which would only be known at the time that they become eligible for payment following their termination.

	Cash		Perquisites/
	Severance (1)	Equity (2)	Benefits (3)	Total
Name	($)	($)	($)	($)
Vincent J. Milano	1,650,000	156,000	30,356	1,836,356
Louis J. Arcudi, III	894,750	96,200	22,368	1,013,318
R. Clayton Fletcher	965,750	96,200	30,356	1,092,306
Joanna Horobin	1,025,000	96,200	32,702	1,153,902
Jonathan Yingling	933,361	336,000	30,356	1,299,717

(1)

Cash severance under the Severance and Change of Control Agreements would be payable to Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling upon a termination of the executive’s employment by the executive for “good reason” or by us without “cause”, in either case, within 24 months following a change of control (i.e., pursuant to a “double trigger” arrangement), subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by the Company and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment.  In such an event, executives would receive a lump sum cash payment payable within 30 days after the date of termination equal to:

(i)

the executive's target bonus for the year of termination prorated for the portion of the year worked ($300,000 for Mr. Milano, $143,160 for Mr. Arcudi, $154,520 for Mr. Fletcher, $164,000 for Dr. Horobin and $139,417 for Dr. Yingling); and

(ii)

150% of the sum of (a) such executive's annual base salary for the year immediately preceding the year of termination and (b) the greatest of (1) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three years immediately preceding the year of termination, (2) the annual bonus paid for the year immediately preceding the year of termination and (3) the target bonus for the year in which the termination occurs ($1,350,000 for Mr. Milano, $751,590 for Mr. Arcudi, $811,230 for Mr. Fletcher, $861,000 for Dr. Horobin and $793,944 for Dr. Yingling).

(2)

Amounts in this column quantify the intrinsic value of the unvested stock options held by the named executive officers that would accelerate upon a qualifying termination of employment in connection with a change in control based on the assumptions described above.

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling within 24 months following a change of control, all outstanding stock options held by the executive as of the date of termination will be automatically vested in full as of the date of termination, and the executive will have the ability to exercise any such options until the three year anniversary of such executive’s termination, but in no event past the remaining term of the applicable equity award.

(3)

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano, Arcudi and Fletcher, and Drs. Horobin and Yingling within 24 months following a change of control, the executive will be eligible to receive 150% of the Company’s share of the annual premium for group medical and/or dental insurance coverage that was in place for the executive immediately prior to the date of termination, payable in a lump sum cash payment within 30 days after the date of termination.

The payments described in this column include an estimated value of the employer share of the premiums for our insurance plans as follows:

Name	Medical Insurance Premiums ($)	Dental Insurance Premiums ($)	Total ($)
Vincent J. Milano	28,160	2,196	30,356
Louis J. Arcudi, III	20,172	2,196	22,368
R. Clayton Fletcher	28,160	2,196	30,356
Joanna Horobin, M.B., Ch.B	30,506	2,196	32,702
Jonathan Yingling, Ph.D.	28,160	2,196	30,356

Director Compensation

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. As a result, Mr. Milano does not, and Dr. Agrawal did not, receive any compensation for their service on our board of directors.

We generally review our director compensation program every two years with the advice of an independent compensation consultant.  In November 2016, we modified our director compensation program, effective January 1, 2017.

Under our director compensation program, we pay our non-employee directors retainers in cash. Each director receives a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairmen of each committee receive higher retainers for such service. These fees are paid quarterly in arrears. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member during 2017 were as follows:

	Member	Chairman
	Annual Fee	Annual Fee
Board of Directors	$35,000	$70,000
Audit Committee	$7,500	$15,000
Compensation Committee	$6,250	$12,500
Nominating and Corporate Governance Committee	$4,000	$8,000

Our director compensation program includes a stock-for-fees policy, under which directors have the right to elect to receive common stock in lieu of cash fees. These shares of common stock are issued under our 2013 Stock Incentive Plan. The number of shares issued to participating directors is determined on a quarterly basis by dividing the cash fees to be paid through the issuance of common stock by the fair market value of our common stock, which is the closing price of our common stock, on the first business day of the quarter following the quarter in which the fees are earned. In 2017, several of our directors elected to receive shares of our common stock in lieu of cash fees as set forth in the footnotes to the Director Compensation table below. No other director elected to receive shares of our common stock in lieu of cash fees during 2017.

Under our director compensation program, we also reimburse our directors for travel and other related expenses for attendance at meetings.

Under our current director compensation program, upon their initial election to the board of directors, new non-employee directors receive an initial option grant to purchase 100,000 shares of our common stock, and all non-employee directors, other than the chairman, receive an annual option grant to purchase 50,000 shares of our common stock. The chairman receives an annual option grant for 63,000 shares of our common stock. The annual grants are made on the date of our annual meeting of stockholders and fully vest one year from that date of grant. The initial options granted to our non-employee directors vest with respect to one third of the underlying shares on the first anniversary of the date of grant and the balance of the underlying shares vest in eight equal quarterly installments following the first anniversary of the date of grant, subject to continued service as a director, and are granted under our 2013 Stock Incentive Plan. These options are granted with exercise prices equal to the fair market value of our common stock, which is the closing price of our common stock, on the date of grant and will become immediately exercisable in full if there is a change in control of our company.

Under our retirement policy for non-employee members of the board, if a non-employee director is deemed to retire, then:

•	all outstanding options held by such director will automatically vest in full; and
•	the period during which such director may exercise the options will be extended to the expiration of the option under the plan.

Under the policy, a non-employee director will be deemed to have retired if:

•

the director resigns from the board or determines not to stand for re-election or is not nominated for re-election at a meeting of our stockholders and has served as a director for more than 10 years; or

•	the director does not stand for re-election or is not nominated for re-election due to the fact that he or she is or will be older than 75 at the end of such director’s term.

The following table sets forth a summary of the compensation we paid to our non-employee directors who served on our board in 2017.

DIRECTOR COMPENSATION FOR 2017

	Fees Earned or			All Other
	Paid in Cash		Option Awards	Compensation
Name	($)		($) (1)	($)	Total ($)
Julian C. Baker	35,000	(2)	55,915	—	90,915
James A. Geraghty	85,500		70,452	—	155,952
Mark Goldberg	42,500		55,915	—	98,415
Maxine Gowen	41,250		55,915	—	97,165
Kelvin M. Neu	47,500	(3)	55,915	—	103,415
William S. Reardon	54,000	(4)	55,915	—	109,915
Youssef El Zein (5)	36,889	(6)	55,915	—	92,803

(1)

These amounts represent the aggregate grant date fair value of option awards made to each listed director in 2017 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation,” or ASC 718. These amounts do not represent the actual amounts paid to or realized by the directors during 2017. See Note 10 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards. As of December 31, 2017, our non-employee directors, or former director in the case of Mr. El Zein, held options to purchase shares of our common stock as follows: Mr. Baker: 225,000; Mr. Geraghty: 710,500; Dr. Goldberg: 225,000; Dr. Gowen: 155,000; Dr. Neu: 225,000; Mr. Reardon: 302,250; and Mr. El Zein: 302,250.

(2)	Includes cash meeting fees of $35,000 in lieu of which Mr. Baker elected to receive 16,398 shares of our common stock.
(3)	Includes cash meeting fees of $47,500 in lieu of which Dr. Neu elected to receive 22,254 shares of our common stock.
(4)	Includes cash meeting fees of $13,500 in lieu of which Mr. Reardon elected to receive 7,714 shares of our common stock
(5)	Mr. El Zein resigned from our board of directors on October 24, 2017.
(6)	Consists of cash meeting fees in lieu of which Mr. El Zein elected to receive 16,573 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Dr. Neu and Dr. Gowen, who were both members of our compensation committee throughout 2017. In 2017, Youssef El Zein was a member of our compensation committee from January until October when he resigned from our board of directors. No member of our compensation committee was at any time during 2017, or was formerly, an officer or employee of ours. No member of our compensation committee engaged in any related person transaction involving our company during 2017 other than Dr. Neu and Mr. El Zein. See "Transactions with Related Persons" for information about the terms of the transactions we engaged in with affiliates of Dr. Neu and Mr. El Zein. None of our executive officers has served as a director or member of the compensation committee (or other committee serving the same function as the compensation committee) of any other entity, while an executive officer of that other entity served as a director or member of our compensation committee.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 15, 2018, information we know about the beneficial ownership of our common stock by:

•

each person or entity, including  any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who is known by us to own beneficially more than 5% of the issued and outstanding shares of our common stock;

•	each of our current directors;
•	each of our named executive officers, as defined in Item 11 of this Annual Report on Form 10-K; and
•	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information in the table below is not necessarily indicative of beneficial ownership for any other purpose. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. In computing the percentage ownership of each person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable, or exercisable within 60 days of February 15, 2018, are deemed to be outstanding and beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

To our knowledge and except as indicated in the notes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of ownership is based on 195,635,196 shares of our common stock issued and outstanding on February 15, 2018. All fractional common share amounts have been rounded to the nearest whole number.

	Number of Shares		Percentage of
Name and Address of Beneficial Owner (1)	Beneficially Owned		Outstanding Shares
5% Stockholders
Pillar Investment Entities c/o Pillar Invest Offshore SAL Starco Ctr Bloc B, 3rd Flr Omar Daouk St. Beirut, M8 2020-3313	26,898,574	(2)	13.65%
Affiliates of Baker Brothers Advisors, LLC 667 Madison Avenue, 21st Floor New York, NY 10065	18,640,135	(3)	9.51%
Named Executive Officers and Directors
Vincent J. Milano	2,134,027	(4)	1.08%
Sudhir Agrawal, D. Phil.	3,976,343	(5)	1.99%
Louis J. Arcudi, III	1,405,434	(6)	*
Julian C. Baker	18,640,135	(7)	9.51%
R. Clayton Fletcher	611,874	(8)	*
James A. Geraghty	1,056,621	(9)	*
Mark Goldberg	157,500	(10)	*
Maxine Gowen	79,917	(11)	*
Joanna Horobin	395,311	(12)	*
Kelvin M. Neu	231,184	(13)	*
William S. Reardon	250,473	(14)	*
Jonathan Yingling	150,000	(15)	*
All current directors and executive officers as a group (11 individuals)	24,881,292	(16)	12.35%

*     Denotes less than 1% beneficial owner.

(1)Except as otherwise noted, the address for each person listed above is c/o Idera Pharmaceuticals, Inc., 167 Sidney Street, Cambridge, Massachusetts 02139.

(2)Consists of (i) 2,090,125 shares of common stock held by Pillar Pharmaceuticals I, L.P., or Pillar I, (ii) 9,959,956 shares of common stock held by Pillar Pharmaceuticals II, L.P., or Pillar II, (iii) 2,871,839 shares of common stock held by Pillar Pharmaceuticals III, L.P., or Pillar III, (iv) 200,000 shares of common stock held by Pillar Pharmaceuticals IV, L.P., or Pillar IV, (v) 875,000 shares of common stock held by Pillar V, (vi) 8,875,973 shares of common stock held by Participations Besancon, or Besancon, and over which Pillar Invest Corporation has investment discretion, pursuant to an advisory agreement between Pillar Invest Corporation and Besancon, or the Advisory Agreement, (vii) 1,200,000 shares of common stock issuable upon exercise of warrants to purchase common stock held by Besancon and over which Pillar Invest Corporation has investment discretion pursuant to the Advisory Agreement, (viii)  540,681 shares of common stock held directly by Mr. El Zein and (ix)  285,000 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018 held by Mr. El Zein. Mr. El Zein, a member of the Idera board until October 31, 2017, is a director and controlling stockholder of Pillar Invest Corporation, which is the general partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V and is a limited partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V. Mr. El Zein expressly disclaims beneficial ownership over shares held directly by Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V and indirectly by Pillar Invest Corporation, including the warrants to purchase common stock issued in connection therewith held by Besancon, or the Besancon Warrants. Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V expressly disclaim beneficial ownership of the Besancon Warrants. Besancon is an investment fund having no affiliation with Mr. El Zein, Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V or Pillar Invest Corporation. The information in this footnote is based on a Schedule 13D/A filed with the SEC on October 17, 2016; Form 4s filed with the SEC on May 3, 2017,October 17, 2017, December 15, 2017 and January 19, 2018; and on information provided to us by Pillar Invest Corporation and Mr. El Zein. Pursuant to the terms of the warrants to purchase common stock issued to the Pillar Investment Entities, the warrants to purchase common stock issued to the Pillar Investment Entities cannot be exercised by the holders thereof with respect to any portion of the shares, to the extent that such exercise would result in the Pillar Investment Entities beneficially owning in the aggregate more than 19.99% of (x) the number of shares of common stock issued outstanding or (y) the voting power of our securities outstanding immediately after giving effect to the exercise of the warrants to purchase common stock.

(3)Consists of (i) 1,723,224 shares of our common stock owned by 667, L.P., (ii) 16,438,080 shares of our common stock owned by Baker Brothers Life Sciences, L.P., (iii) 35,105 shares of our common stock owned by 14159, L.P., (iv) (a) 55,042 shares of our common stock held directly by Mr. Baker and (b) 73,684 shares of our common stock held directly by Dr. Neu, and in which each of 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P., which we refer to collectively as the Funds, has an indirect pecuniary interest and may be deemed to own a portion of these shares, and (v) (a) 157,500 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 13, 2018 held by Mr. Baker and (b) 157,500 shares of common stock subject to outstanding options that are exercisable within 60 days after February 15, 2018 held by Dr. Neu. As a result of the application of the Beneficial Ownership Cap, as described below in this footnote, the table above does not include the following as being beneficially owned by the Funds: (a) 4,640,773 shares of common stock issuable upon exercise of warrants to purchase common stock owned by 667, L.P., (b) 36,907,015 shares of common stock issuable upon exercise of warrants to purchase common stock owned by Baker Brothers Life Sciences, L.P. and (c) 919,591 shares of common stock issuable upon exercise of warrants to purchase common stock owned by 14159, L.P. The information in this footnote is based on a Schedule 13D/A filed with the SEC on October 30, 2017; a Form 4 filed with the SEC on January 4, 2018; and on information provided to us by the Funds and Mr. Baker. Mr. Baker, a member of the Idera board, is a managing member of Baker Bros. Advisors LP and is a principal of Baker Bros. Advisors (GP), LLC, the sole general partner of Baker Bros. Advisors LP. Baker Bros. Advisors LP serves as the investment advisor to the Funds. Accordingly, Mr. Baker may be deemed to have sole power to direct the voting and disposition of the shares of common stock held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC. Mr. Baker expressly disclaims beneficial ownership over shares held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC, except to the extent of his pecuniary interest therein, if any, by virtue of his pecuniary interest therein. Dr. Neu, a member of the Idera board, is an employee of Baker Bros. Advisors LP. Under the terms of the warrants issued to the Funds, the Funds are not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in the Funds (and their affiliates) beneficially owning more than

4.99% of the number of shares of our common stock issued and outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation on exercise of the warrants to purchase common stock issued to the Funds is referred to in this footnote as the Beneficial Ownership Cap. The Funds have the right to increase this beneficial ownership limitation in their discretion on 61 days' prior written notice to us, provided that in no event are the Funds permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in the Funds (and their affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock issued and outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock.

(4)Includes 1,887,500 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(5)Includes 3,850,066 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(6)Includes 1,363,706 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(7)Consists of shares reported under footnote 3 to this table above. Mr. Baker is a managing member of Baker Bros. Advisors LP and is a principal of Baker Bros. Advisors (GP), LLC, the sole general partner of Baker Bros. Advisors LP. Baker Bros. Advisors LP serves as the investment advisor to the Funds. Accordingly, Mr. Baker may be deemed to have sole power to direct the voting and disposition of the shares of common stock held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC. Mr. Baker expressly disclaims beneficial ownership over shares held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC, except to the extent of his pecuniary interest therein, if any, by virtue of his pecuniary interest therein.

(8)Consists of 611,874 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(9)Includes 621,252 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(10)Consists of 157,500 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(11)Includes 72,917 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018, and 7,000 shares of common stock held in the name Brian Macdonald for Maxine Gowen Trust, for which Dr. Gowen is a beneficiary and trustee.

(12)Consists of 395,311 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(13)Includes 157,500 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(14)Includes 217,500 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(15)Consists of 150,000 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2018.

(16)Includes 5,792,560 shares of common stock subject to outstanding stock options held by the directors and executive officers as a group that are exercisable within 60 days after February 15, 2018 and shares reported in clauses (i) through (iv) of the first sentence of footnote 3 to this table above.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017 regarding total shares subject to outstanding stock options, warrants and rights and total additional shares available for issuance under our existing equity incentive and employee stock purchase plans. In addition, from time to time, we grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	17,977,200	$2.86	13,500,778
Equity compensation plans not approved by stockholders (2)	3,425,000	$3.35	—
Total	21,402,200	$2.94	13,500,778

(1)	Consists of our: 1995 Director Stock Option Plan; 1997 Stock Incentive Plan; 2005 Stock Incentive Plan; 2008 Stock Incentive Plan; 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.

Shares are available for future issuance only under our 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.

(2)

Consists of stock options issued as inducement grants as of December 31, 2017. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Since January 1, 2017, except as discussed below regarding transactions with (i)(a) 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P., which we refer to collectively as the Funds, and (b) Baker Bros. Advisors L.P., or BBA, which, in each case, are affiliated with Mr. Baker and Dr. Neu, who are currently members of our board of directors, and (ii) Pillar Invest Corporation, which is affiliated with Mr. El Zein, who was a member of our board of directors until October 2017, we have not entered into or engaged in any related party transactions, as defined by the SEC, with our directors, officers and stockholders who beneficially owned more than 5% of our outstanding common stock, as well as affiliates or immediate family members of those directors, officers and stockholders. We believe that the terms of our transactions described below were no less favorable than those that we could have obtained from unaffiliated third parties.

Public Offering

On October 30, 2017, we completed a follow-on underwritten public offering, in which we sold 33,333,334 shares of common stock at a price to the public of $1.50 per share for aggregate gross proceeds of $50.0 million.  On November 1, 2017, we sold an additional 5,000,000 shares of common stock pursuant to the exercise in full of the underwriters’ 30-day option to purchase additional shares of our common stock at the public offering price less the underwriting discount.  We refer to this offering as the 2017 Offering. The net proceeds to us from the 2017 Offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $53.7 million.

Certain affiliates of the Funds participated in the 2017 Offering and purchased in the aggregate 8,000,000 shares of our common stock at the price offered to the public for an aggregate purchase price of $12.0 million.

Policies and Procedures for Related Person Transactions

Our board of directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is our preference to avoid related party transactions.

In accordance with our audit committee charter, members of the audit committee, all of whom are independent directors, review and approve all related party transactions for which approval is required under applicable laws or regulations, including SEC and the Nasdaq Listing Rules. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which we are a participant and the amount involved exceeds $120,000, and in which any of the following persons has or will have a direct or indirect interest:

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

DIRECTOR INDEPENDENCE

Under applicable rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Baker, Mr. Geraghty, Dr. Goldberg, Dr. Gowen, Dr. Neu and Mr. Reardon and all of the members of each of the audit, compensation and nominating and corporate governance committees are independent as defined under applicable rules of the Nasdaq Stock Market including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act and, in the case of all members of the compensation committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act.

Our board of directors had previously made a similar determination of independence with respect to Mr. El Zein, who served as a director until October 2017.

Item  14.Principal Accountant Fees and Services.

ACCOUNTING MATTERS

Report of the Audit Committee

The audit committee has reviewed our audited financial statements for the fiscal year ended December 31, 2017 and discussed them with our management and our independent registered public accounting firm.

The audit committee has also received from, and discussed with, our independent registered public accounting firm various communications that our independent registered public accounting firm is required to provide to the audit committee, including the matters required to be discussed by the AS 1301: Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board.

The audit committee has received from Ernst & Young LLP the letter and other written disclosures required by applicable requirements of the Public Company Accounting Oversight Board regarding its communication with the audit committee concerning independence, and has discussed with Ernst & Young LLP its independence from the Company. The audit committee has also considered whether the provision of other non-audit services by Ernst & Young LLP is compatible with maintaining their independence.

Based on the review and discussions referred to above, the audit committee recommended to our board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

By the audit committee of the board of directors,

William S. Reardon, Chairman

James Geraghty

Mark Goldberg, M.D.

Independent Registered Public Accounting Firm Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP during the years ended December 31, 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$600,122	$828,737
Audit-Related Fees	204,814	119,330
Tax Fees	126,980	28,780
All Other Fees	1,995	1,995
Total Fees	$933,911	$978,842

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under "Audit Fees" including consultations regarding internal controls, financial accounting and reporting standards; the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of tax returns, accounted for $25,000 of the total tax fees billed in both 2017 and 2016. Tax advice and tax planning services primarily relate to consultations on our net operating loss carry forwards and payroll taxes.

All Other Fees

All other fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories. All other fees for all periods presented related to our subscription to Ernst & Young’s online accounting research tool.

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

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All of the services described above under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our audit committee.

PART IV.

Item 15.Exhibits and Financial Statement Schedules.

(a)      (1)    Financial Statements.

(2)

We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(b)The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(c)None.

Exhibit Index

		Incorporated by Reference to
Exhibit			SEC File
Number	Description	Form	No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as January 21, 2018, by and among Idera Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc.	8-K	001-31918	2.1	January 22, 2018

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.	10-Q	001-31918	3.1	August 6, 2015

3.2*	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.	S-1	33-99024	4.1	December 8, 1995

4.2	Form of Warrant issued in May 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.3	May 15, 2013

4.3	Form of Warrant issued in May 2013 to entities affiliated with Pillar Invest Corporation in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.4	May 15, 2013

4.4	Form of Pre-Funded Warrant issued in May 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.5	May 15, 2013

4.5	Form of Pre-Funded Warrant issued in September 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	September 26, 2013

4.6	Form of Pre-Funded Warrant issued in February 2014 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	February 5, 2014

		Incorporated by Reference to
Exhibit			SEC File
Number	Description	Form	No.	Exhibit(s)	Filing Date
10.1	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998	10-K	000-27352	10.39	April 1, 2002

10.2	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein	8-K	001-31918	10.2	March 29, 2006

10.3	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc., Biotech Shares Ltd. and Youssef El Zein	8-K	001-31918	10.6	March 29, 2006

10.4	Amendment No. 1 to the Registration Rights Agreement dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and Biotech Shares Ltd.	10-Q	001-31918	10.3	August 14, 2006

10.5	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein	8-K	001-31918	4.1	February 9, 2015

10.6	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among Idera Pharmaceuticals, Inc., 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.	8-K	001-31918	10.1	January 22, 2018

10.7	Agreement, dated April 22, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P. and Pillar Pharmaceuticals II, L.P.	8-K	001-31918	10.1	April 23, 2013

10.8	Agreement, dated April 30, 2013, among Idera Pharmaceuticals, Inc., Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. and Participations Besancon	S-1/A	333-187155	10.50	May 1, 2013

10.9†	2005 Stock Incentive Plan, as amended	10-Q	001-31918	10.4	August 14, 2006

10.10†	2008 Stock Incentive Plan, as amended	8-K	001-31918	99.2	June 17, 2011

10.11†	2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 13, 2014

10.12†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 11, 2015

10.13†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 9, 2017

10.14†	2017 Employee Stock Purchase Plan	8-K	001-31918	10.2	June 9, 2017

		Incorporated by Reference to
Exhibit			SEC File
Number	Description	Form	No.	Exhibit(s)	Filing Date
10.15†	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014	10-Q	001-31918	10.1	August 12, 2014

10.16†	Form of Incentive Stock Option Agreement Granted Under the 2005 Stock Incentive Plan	8-K	001-31918	10.2	June 21, 2005

10.17†	Form of Nonstatutory Stock Option Agreement Granted Under the 2005 Stock Incentive Plan	8-K	001-31918	10.3	June 21, 2005

10.18†	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.2	June 10, 2008

10.19†	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.3	June 10, 2008

10.20†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.4	June 10, 2008

10.21†	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan	8-K	001-31918	10.5	June 10, 2008

10.22†	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.2	July 29, 2013

10.23†	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.3	July 29, 2013

10.24†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.4	July 29, 2013

10.25†	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement	10-Q	001-31918	10.1	November 6, 2015

10.26†	Employment Agreement dated October 19, 2005 between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal	10-Q	001-31918	10.1	November 9, 2005

10.27†	Amendment dated December 17, 2008 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005	8-K	001-31918	10.1	December 18, 2008

10.28†	Second Amendment dated December 1, 2014 to Employment Agreement by and between Idera Pharmaceuticals, Inc. and Dr. Sudhir Agrawal dated October 19, 2005	10-K	001-31918	10.31	March 12, 2015

10.29†	Separation Agreement and Release of Claims dated April 18, 2017 between Idera Pharmaceuticals, Inc. and Sudhir Agrawal	10-Q	001-31918	10.1	August 7, 2017

10.30†	Scientific Advisor Agreement effective June 1, 2017 by and between Idera Pharmaceuticals, Inc. and Sudhir Agrawal

		Incorporated by Reference to
Exhibit			SEC File
Number	Description	Form	No.	Exhibit(s)	Filing Date
10.31†	Amended and Restated Employment Letter Agreement by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III, Dated December 2, 2011	10-K	001-31918	10.17	March 13, 2012

10.32†	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano	10-K	001-31918	10.24	March 12, 2015

10.33†	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher	10-Q	001-31918	10.1	May 11, 2015

10.34†	Employment Letter, dated June 5, 2015, by and between Idera Pharmaceuticals, Inc. and Mark J. Casey	10-Q	001-31918	10.1	May 9, 2016

10.35†*	Employment Letter, dated November 11, 2015 by and between Idera Pharmaceuticals, Inc. and Joanna Horobin

10.36†*	Employment Letter, dated February 2, 2017, by and between Idera Pharmaceuticals, Inc. and Jonathan Yingling

10.37†	Form of Director and Officer Indemnification Agreement	10-Q	001-31918	10.1	May 4, 2017

10.38†	Form of Executive Severance and Change of Control Agreement	10-Q	001-31918	10.2	May 4, 2017

10.39†	Director Compensation Program	10-Q	001-31918	10.4	May 12, 2014

10.40††	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.3	August 12, 2014

10.41††	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.	10-K	001-31918	10.56	March 15, 2017

10.42	Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC	10-K/A	001-31918	10.44	May 8, 2007

10.43	First Amendment dated February 21, 2014 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC	10-Q	001-31918	10.1	May 12, 2014

10.44	Second Amendment dated November 17, 2016 to Lease Agreement dated October 31, 2006 between Idera Pharmaceuticals, Inc. and ARE-MA-Region No. 23, LLC	10-K	001-31918	10.57	March 15, 2017

10.45*	Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.

Incorporated by Reference to
Exhibit			SEC File
Number	Description	Form	No.	Exhibit(s)	Filing Date
10.46*	First Amendment dated September 23, 2015 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

††	Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2018.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
Vincent J. Milano

/S/ LOUIS J. ARCUDI III	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2018
Louis J. Arcudi, III

/S/ JAMES A. GERAGHTY	Chairman of the Board of Directors	March 7, 2018
James A. Geraghty

/S/ JULIAN C. BAKER	Director	March 7, 2018
Julian C. Baker

/S/ MARK GOLDBERG	Director	March 7, 2018
Mark Goldberg, M.D.

/S/ MAXINE GOWEN	Director	March 7, 2018
Maxine Gowen, Ph.D.

/S/ KELVIN M. NEU	Director	March 7, 2018
Kelvin M. Neu, M.D.

/S/ WILLIAM S. REARDON	Director	March 7, 2018
William S. Reardon, C.P.A.

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 7, 2018

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
(In thousands, except per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$112,629	$80,667
Short-term investments	—	28,347
Prepaid expenses and other current assets	3,992	2,030
Total current assets	116,621	111,044
Property and equipment, net	1,472	1,853
Restricted cash and other assets	324	334
Total assets	$118,417	$113,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$556
Accrued expenses	8,000	7,394
Current portion of note payable	209	292
Current portion of deferred revenue	566	1,111
Total current liabilities	10,109	9,353
Deferred revenue, net of current portion	—	152
Note payable, net of current portion	—	209
Other liabilities	613	168
Total liabilities	10,722	9,882

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 280,000 shares; Issued and outstanding — 195,625 and 149,065 shares at December 31, 2017 and December 31, 2016, respectively	196	149
Additional paid-in capital	711,993	641,687
Accumulated deficit	(604,494)	(538,470)
Accumulated other comprehensive loss	—	(17)
Total stockholders’ equity	107,695	103,349
Total liabilities and stockholders’ equity	$118,417	$113,231

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Alliance revenue	$902	$16,199	$249
Operating expenses:
Research and development	50,653	39,824	33,699
General and administrative	16,716	15,132	15,396
Total operating expenses	67,369	54,956	49,095
Loss from operations	(66,467)	(38,757)	(48,846)
Other income (expense):
Interest income	574	415	357
Interest expense	(50)	(80)	(105)
Foreign currency exchange (loss) gain	(41)	33	39
Net loss	$(65,984)	$(38,389)	$(48,555)

Net loss per share applicable to common stockholders - basic and diluted (Note 15)	$(0.42)	$(0.30)	$(0.42)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	157,398	127,597	115,092

Comprehensive loss:
Net loss	$(65,984)	$(38,389)	$(48,555)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	17	117	(117)
Total other comprehensive income (loss)	17	117	(117)
Comprehensive loss	$(65,967)	$(38,272)	$(48,672)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Value	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2014	94,829	$95	$494,850	$(451,526)	$(17)	$43,402
Sale of common stock and warrants, net of issuance costs	23,000	23	80,576	—	—	80,599
Exercise of common stock options, warrants and employee stock purchases	3,402	3	2,543	—	—	2,546
Issuance of common stock for services	34	—	122	—	—	122
Non-employee stock option expense	—	—	143	—	—	143
Stock-based compensation	—	—	5,442	—	—	5,442
Unrealized loss on marketable securities	—	—	—	—	(117)	(117)
Net loss	—	—	—	(48,555)	—	(48,555)
Balance, December 31, 2015	121,265	$121	$583,676	$(500,081)	$(134)	$83,582

Sale of common stock, net of issuance costs	26,225	26	48,822	—	—	48,848
Exercise of common stock options, warrants and employee stock purchases	1,491	2	2,170	—	—	2,172
Issuance of common stock for services	84	—	172	—	—	172
Stock-based compensation	—	—	6,847	—	—	6,847
Unrealized gain on marketable securities	—	—	—	—	117	117
Net loss	—	—	—	(38,389)	—	(38,389)
Balance, December 31, 2016	149,065	$149	$641,687	$(538,470)	$(17)	$103,349

Cumulative effect from adoption of new accounting standard (Note 2)	—	—	40	(40)	—	—
Sale of common stock, net of issuance costs	38,333	38	53,708	—	—	53,746
Exercise of common stock options, warrants and employee stock purchases	8,146	9	5,688	—	—	5,697
Issuance of common stock for services	81	—	150	—	—	150
Stock-based compensation	—	—	10,720	—	—	10,720
Unrealized gain on marketable securities	—	—	—	—	17	17
Net loss	—	—	—	(65,984)	—	(65,984)
Balance, December 31, 2017	195,625	$196	$711,993	$(604,494)	$—	$107,695

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(65,984)	$(38,389)	$(48,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from disposition of assets	—	4	—
Non-employee stock option expense	—	—	143
Stock-based compensation	10,720	6,847	5,442
Issuance of common stock for services rendered	150	172	122
Accretion of discounts and premiums on investments	94	566	599
Depreciation and amortization expense	746	656	488
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,962)	1,064	(1,889)
Accounts payable, accrued expenses, and other liabilities	1,674	1,988	(1,709)
Deferred revenue	(697)	(1,111)	2,373
Net cash used in operating activities	(55,259)	(28,203)	(42,986)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(2,946)	(63,106)
Proceeds from maturity of available-for-sale securities	28,270	32,746	29,420
Proceeds from sale of available-for-sale securities	—	1,974	999
Purchases of property and equipment	(206)	(408)	(727)
Net cash provided by (used in) investing activities	28,064	31,366	(33,414)

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	53,763	49,014	80,599
Proceeds from exercise of common stock warrants and options and employee stock purchases	5,697	2,172	2,546
Payments on note payable	(292)	(261)	(120)
Payments on capital lease	(11)	(7)	(10)
Net cash provided by financing activities	59,157	50,918	83,015
Net increase in cash and cash equivalents	31,962	54,081	6,615
Cash and cash equivalents, beginning of period	80,667	26,586	19,971
Cash and cash equivalents, end of period	$112,629	$80,667	$26,586

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Note 1.  Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases. The Company uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: its Toll-like receptor (“TLR”) targeting technology and its nucleic acid chemistry technology (formerly referred to as the Company’s third generation antisense, or 3GA, technology). The Company developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents. Using its TLR targeting technology, the Company designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs. In addition, using its nucleic acid chemistry technology, the Company is developing drug candidates to turn off the messenger RNA (“mRNA”) associated with disease causing genes. The Company believes its nucleic acid chemistry technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference (“RNAi”) technologies.

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

Agreement and Plan of Merger

As further described in Note 17, in January 2018, the Company entered into an Agreement and Plan of Merger with BioCryst Pharmaceuticals, Inc. and affiliated entities.  However, the Company has prepared these financial statements as if the Company will remain an independent company.  See Note 17 for further details.

Liquidity and Financial Condition

As of December 31, 2017, the Company had an accumulated deficit of $604.5 million. The Company expects to incur substantial operating losses in future periods and will require additional capital to advance its drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development and obtains marketing approval for  the Company’s drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize its drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company believes, based on its current operating plan, that its existing cash, cash equivalents and investments will enable the Company to fund its operations into the second quarter of 2019. The Company has and will continue to evaluate available alternatives to extend its operations beyond the second quarter of 2019.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingencies in the accompanying Financial Statements and these Notes.  In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.  On an ongoing basis, the Company evaluates its estimates, judgements and methodologies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ materially from those estimates.

Segment Information

Operating segments are defined as components of an enterprise in which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of discovering and developing novel oligonucleotide therapeutics for oncology and rare diseases. Additionally, for all periods presented (a) all of the Company's revenues were generated in the United States, (b) all research and development activities occurred in the United States, and (c) all assets were located in the United States.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. The Company’s financial instruments consist of cash, cash equivalents, available-for-sale investments, receivables and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company did not have any derivatives, hedging instruments or other similar financial instruments except for the note issued under the Company’s loan and security agreement, which is discussed in Note 7, and which includes put and call features, which features the Company determined are clearly and closely associated with the debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s credit risk is managed by investing its cash and cash equivalents and marketable securities in highly rated money market instruments, certificates of deposit, corporate bonds, and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2017, all of the Company’s cash, cash equivalents and investments are held at two financial institutions.

Note 2.  Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2017 and 2016 consisted of cash and money market funds.

Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of December 31, 2017 and 2016, the restricted cash amounted to $0.3 million and is recorded in “Restricted cash and other assets” in the accompanying balance sheets.

Investments

Management determines the appropriate classification of marketable securities at the time of purchase. Investments that the Company does not have the positive intent to hold to maturity are classified as “available-for-sale” and reported at fair market value. Available-for-sale investments are classified as long-term if their contractual maturity is greater than one year at the balance sheet date and the Company does not have the intent to sell them in order to fund current operations. Unrealized gains and losses associated with available-for-sale investments are recorded in “Accumulated other comprehensive income” on the accompanying balance sheets. The amortization of premiums and accretion of discounts, and any realized gains and losses and declines in value judged to be other-than-temporary, and interest and dividends for all available-for-sale securities are included in “Interest income” on the accompanying statements of operations. Investments that the Company intends to hold to maturity are classified as “held-to-maturity” investments. The Company had no “held-to-maturity” investments at either December 31, 2017 or 2016. The cost of securities sold is based on the specific identification method.

The Company had no realized gains or losses from available-for-sale securities in 2017, 2016 or 2015. There were no losses or other-than-temporary declines in value included in “Interest income” for any securities for the three years in the period ended December 31, 2017.

Property and Equipment

Property and equipment is carried at acquisition cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as described further under the heading "Impairment of Long-Lived Assets" below. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Laboratory and other equipment are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter.

When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company's balance sheet with any resulting gain or loss included in the Company's statement of operations.

Note 2.  Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e. impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount. No impairment expense was recognized during the years ended December 31, 2017, 2016 and 2015.

Revenue Recognition

The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition.  Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

Alliance Revenues

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

See Note 8, “Collaboration and License Agreements” for additional details surrounding the Company’s collaboration arrangements.

Note 2.  Summary of Significant Accounting Policies (Continued)

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. The Company will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. The Company will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over the Company’s estimated performance period as the arrangement would be accounted for as a single unit of accounting.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

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

Research and Development Expenses

All research and development expenses are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2017 and 2016, the Company recorded approximately $2.6 million and $1.4 million as prepaid research and development, respectively, which is included within prepaid expenses and other current assets in the accompanying balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation using ASC 718, Compensation – Stock Compensation (“ASC 718”), or ASC 505-50, Equity – Equity Based Payments to Non-Employees, as applicable. The Company accounts for stock-based awards to employees and non-employee directors using the fair value based method to determine compensation expense for all arrangements where shares of stock or equity instruments are issued for compensation. In addition, the Company accounts for stock-based compensation to other non-employees in accordance with the accounting guidance for equity instruments that are issued to entities or persons other than employees.

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Vesting is generally four years for employees and one year for directors. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. The value of the award that is ultimately expected to vest based on the achievement of a performance condition (i.e., service period) is recognized as expense on a straight-line basis over the requisite service period. See Note 10, “Stock-based Compensation” for additional details.

Previously, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis. See discussion under Recently Adopted Accounting Pronouncements for the impact this adoption had on the Company’s financial statements.

Note 2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws.  In addition, a deferred tax asset can be generated by a net operating loss carryover.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2017, 2016 and 2015, the Company had no uncertain tax positions.  See Note 12, “Income Taxes” for additional details.

Net Loss per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2017 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 15).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. In accordance with ASC Topic 220, Comprehensive Income, the Company has elected to present the components of net income and other comprehensive income as one continuous statement.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09,  Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which became effective for the Company on January 1, 2017.  The Company adopted this ASU during the first quarter of 2017 which had the following impacts on the Company’s financial statements. (1) ASU 2016-09 requires organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. The Company’s net operating loss deferred tax assets increased by $1.4 million and were offset by a corresponding increase in the valuation allowance given the Company’s continued loss position.  Accordingly, the adoption of this portion of ASU 2016-09 had no impact on the Company’s Accumulated deficit. (2) ASU 2016-09 allows organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting. The adoption of this portion of ASU 2016-09 had no impact on the Company’s financial statements.  (3) ASU 2016-09 allows companies to make a policy election to account for forfeitures as they occur.  The Company has made the policy election to account for forfeitures as they occur and has used the modified retrospective transition method, resulting in less than a $0.1 million reduction in Additional paid-in capital and an increase in Accumulated deficit as of January 1, 2017, to reflect the cumulative effect of previously estimated forfeitures.

Note 2.  Summary of Significant Accounting Policies (Continued)

Recently Issued (Not Yet Adopted) Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently amended by ASU No. 2015-14, which deferred the effective date, and several other ASU’s related to Topic 606 through December 31, 2017 (e.g. ASU 2016-08, ASU 2016-10, 2016-12 and 2016-20) which clarify various aspects of the new revenue guidance including principal versus agent considerations, identifying performance obligations, and licensing, and include other improvements and practical expedients (as amended, “ASU 2014-09”). ASU No. 2014-09 requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU addresses contracts with more than one performance obligation, as well as the accounting for costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. This guidance is applicable to the Company's fiscal year beginning January 1, 2018 and the Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective transition method.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. To date, the Company has derived its revenues from a limited number of license and collaboration agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, research and development funding, contingent revenues in the form of commercial and development milestones and option payments and royalties. Each of the Company’s license and collaboration agreements has unique terms and has been evaluated separately under the new standard.

With respect to its license and collaboration agreements with Vivelix Pharmaceuticals, Ltd. (“Vivelix”) and GlaxoSmithKline Intellectual Property Development Limited (“GSK”), the Company is substantially complete with its assessment and currently estimates that there will be no material impact to Alliance revenues for any of the years presented after the adoption of Topic 606.  Additionally, the Company does not expect to revise any balance sheet components of Alliance revenues such as accounts receivable and deferred revenues or beginning retained earnings as of January 1, 2016 as a result of the modified retrospective method of adoption. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact the Company’s current conclusion.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is applicable to the Company's fiscal year beginning January 1, 2018 and the Company will adopt this ASU in the first quarter of 2018.  Based on the Company’s current investment holdings, the adoption of this new standard is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. This guidance is applicable to the Company's fiscal year beginning January 1, 2019. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

Note 3.  Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company applies the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis.  Fair value is measured at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during each of the years ended December 31, 2017, 2016 and 2015.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2017 and 2016 categorized by the level of inputs used in the valuation of each asset and liability.

	December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$66,183	$66,183	$—	$—
Total Assets	$66,183	$66,183	$—	$—
Total Liabilities	$—	$—	$—	$—

	December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$67,580	$67,580	$—	$—
Short-term investments – corporate bonds	19,729	—	19,729	—
Short-term investments – municipal bonds	8,618	—	8,618	—
Total Assets	$95,927	$67,580	$28,347	$—
Total Liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of corporate bond and municipal bond investments whose fair value may not represent actual transactions of identical securities. The fair value of corporate and municipal bonds is generally determined from quoted market prices received from pricing services based upon quoted prices from active markets and/or other significant observable market transactions at fair value. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2. Since any investments are classified as available-for-sale securities, any unrealized gains or losses are recorded in accumulated other comprehensive income or loss within stockholders’ equity on the balance sheet.

Note 4.  Investments

The Company held no available-for-sale investments at December 31, 2017. The Company’s available-for-sale investments at December 31, 2016 were as follows:

	December 31, 2016
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – corporate bonds	$19,740	$(11)	$—	$19,729
Short-term investments – municipal bonds	8,624	(6)	—	8,618
Total short-term investments	28,364	(17)	—	28,347
Total investments	$28,364	$(17)	$—	$28,347

Realized gains and losses from available-for-sale securities were immaterial for 2017, 2016 and 2015. Additionally, there were no losses or other-than-temporary declines in value included in the Company’s statements of operations and comprehensive loss for any securities for the three year period ended December 31, 2017.  See Note 2, “Summary of Significant Accounting Policies” and Note 3, “Fair Value Measurements” for additional information related to the Company’s investments.

Note 5.  Property and Equipment

At December 31, 2017 and 2016, net property and equipment at cost consisted of the following:

	December 31,
(In thousands)	2017	2016
Leasehold improvements	$671	$671
Laboratory equipment and other	5,261	5,127
Total property and equipment, at cost	5,932	5,798
Less: Accumulated depreciation and amortization	4,460	3,945
Property and equipment, net	$1,472	$1,853

Depreciation and amortization expense on Property and equipment was approximately $0.7 million, $0.6 million and $0.5 million in 2017, 2016 and 2015, respectively.  See Note 16, “Supplemental Disclosure of Cash Flow Information”, for information related to non-cash property additions.

Note 6.  Accrued Expenses

At December 31, 2017 and 2016, accrued expenses consisted of the following:

	December 31,
(In thousands)	2017	2016
Payroll and related costs	$3,108	$2,498
Clinical and nonclinical trial expenses	3,495	3,577
Professional and consulting fees	1,317	840
Equipment purchase	—	368
Other	80	111
	$8,000	$7,394

Included in accrued Payroll and related costs as of December 31, 2017 is the current portion, or $0.6 million, of the remaining $0.9 million of salary continuation severance benefits to be paid in equal installments through May 31, 2019 to a former executive.  The long-term portion of $0.3 million is included within Other liabilities in the Company’s balance sheet as of December 31, 2017.  The Equipment purchase relates to equipment received by the Company that was not in service and unpaid as of December 31, 2016.

Note 7.  Note Payable

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3 million, through December 31, 2015, in one or more advances each of which is to be evidenced by a promissory note. The Company received total advances of $0.9 million under the loan and security agreement during the draw down period. The Company’s obligations to Oxford are secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance includes interest at a fixed interest rate equal to the greater of 7.50% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance will be repaid in 36 monthly installments commencing on the applicable amortization date, which was July 1, 2015 for any equipment advance made on or before June 30, 2015. Monthly installments payable prior to July 1, 2015 consisted of interest only and monthly installments payable on or after July 1, 2015 consist of principal and accrued interest.

The Company is required to pay a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance at the time that the final monthly installment is due or such earlier date as specified in the loan and security agreement. The final payments are being accrued as interest expense over the term of each equipment advance using the effective interest method. The weighted average annual effective interest rate on the notes payable based on the amount advanced through December 31, 2015, including accrual of the final payment, is 11.1%. If the Company prepays all or a portion of the principal amount of any equipment advance prior to maturity, it will be required to pay Oxford a prepayment fee of between 1% and 3% of the principal amount of such equipment advance.

As of December 31, 2017, the total outstanding balance of the note payable to Oxford in the amount of $0.2 million is classified in Current portion of note payable within the accompanying balance sheet.

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

Note 8.  Collaboration and License Agreements

Collaboration with Vivelix

In November 2016, the Company entered into an exclusive license and collaboration agreement with Vivelix pursuant to which the Company granted Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR7, 8, and 9, for non-malignant gastrointestinal disorders (the GI Field or Field as defined in the Vivelix Agreement), and certain back-up compounds to IMO-9200 (the “Vivelix Agreement”). The Company was previously developing IMO-9200 for potential use in selected autoimmune disease indications. However, the Company determined not to proceed with internal development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of the Company. Under the terms of the Vivelix Agreement, Vivelix is solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds. In connection with the Vivelix Agreement, Idera also transferred certain drug material to Vivelix for Vivelix’s use in its development activities.

Note 8.  Collaboration and License Agreements (Continued)

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

If requested by Vivelix pursuant to the Vivelix Agreement, Idera will create, characterize and perform research on back-up compounds.  Such activity is to be mutually agreed upon and moderated by the JRC.  The research period commenced with the execution of the agreement and may last for up to three years. During the research period, the parties will agree on the number of full time equivalents to work on the program.  Vivelix will reimburse Idera at an annual market rate for the services rendered.

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

At the effective date of the Vivelix Agreement, Baker Bros. Advisors LP and certain of its affiliated funds (“Baker Brothers”) beneficially owned approximately 7.0% of the Company’s outstanding common stock.  Baker Brothers also owned a controlling financial interest of Vivelix at the effective date of the Vivelix Agreement and as of December 31, 2017.  Affiliates of Baker Brothers constitute two of the four directors on the Board of Directors of Vivelix and two of the seven directors on the Board of Directors of the Company.  However, the Boards of the Company and Vivelix share no individual common Board members.

Accounting Analysis under ASC 605

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

Note 8.  Collaboration and License Agreements (Continued)

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

The Company recognized revenue of less than $0.1 million for the year ended December 31, 2017 and $15.0 million for the year ended December 31, 2016 related to the Vivelix Agreement. This revenue is classified as Alliance revenue in the accompanying statements of operations and comprehensive loss. No such revenues were recognized in 2015.

Collaboration with GSK

In November 2015, the Company entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from the Company’s nucleic acid chemistry technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, currently estimated to take 36 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

Note 8.  Collaboration and License Agreements (Continued)

The GSK Agreement also provided GSK with the option to select up to two additional targets at any time during the first two years of the agreement, for further research under mutually agreed upon research plans. Upon selecting additional targets, GSK then had the option to designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate. As of December 31, 2017, GSK had not selected any additional targets for research and the option period in which GSK could select additional targets had expired.

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

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, the Company was eligible to receive a total of up to approximately $100 million in upfront, license, research, clinical development and commercialization milestone payments of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not selecting additional targets during the two-year option period, the Company is eligible to receive a total of up to approximately $20 million in upfront, license, research, clinical development and commercialization milestone payments, of which $1 million of these milestone payments would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments based on sales of licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

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

The Company determined that GSK’s options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target were substantive options. GSK was not contractually obligated to exercise the options and as a result of the uncertain outcome of the research activities, there was significant uncertainty as to whether GSK would decide to exercise its options for any additional targets. Consequently, the Company was at risk with regard to whether GSK would exercise the options. Additionally, the Company determined that GSK’s options to choose up to two additional targets and to purchase additional collaboration licenses for the Company’s proprietary technology related to each additional target were not priced at a significant and incremental discount. During 2017, the two-year option period in which GSK could exercise the options had expired.

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

Note 8.  Collaboration and License Agreements (Continued)

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

Allocable arrangement consideration at inception of the GSK Agreement is comprised of the up-front payment of $2.5 million, which was allocated to the R&D Services Unit of Accounting. No amount was allocated to the JSC Deliverable because the related best estimate of selling price was determined to be de minimis. The $2.5 million was recorded as deferred revenue in the Company’s balance sheet and is being recognized as revenue on a straight line basis as the Research Services are delivered.  In the second quarter of 2017, the Company revised its estimate of the research period from 27 months to 36 months, which is being accounted for on a prospective basis.

Payments to be received in connection with GSK’s identification of additional targets and designation of development candidates were considered substantive options as a result of the uncertainties related to the research, development and commercialization activities, and the uncertainty as to whether GSK would exercise the options.  Additionally, the substantive options were not priced at a significant incremental discount.  Accordingly, the substantive options were not considered deliverables at the inception of the arrangement and the associated option exercise payments were not accounted for at inception of the agreement. Furthermore, GSK did not exercise such options prior to the two-year option period expiration.

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

The Company recognized revenue of $0.9 million, $1.1 million and $0.1 million related to the GSK Agreement during the years ended December 31, 2017, 2016 and 2015, respectively. This revenue is classified as Alliance revenue in the accompanying statements of operations and comprehensive loss. There was $0.5 million of deferred revenue related to the GSK Agreement at December 31, 2017 all classified within the current portion of deferred revenue in the accompanying balance sheet.

Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic for use in the Company’s clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400, the Company’s TLR antagonist lead drug candidate. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, the Company will pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration. This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result

Note 8.  Collaboration and License Agreements (Continued)

in Abbott Molecular incurring additional costs. The Company incurred approximately $0.8 million, $0.4 million and $0.9 million in expenses under the Abbott Molecular agreement during the years ended December 31, 2017, 2016 and 2015, respectively. In September 2016, the Company suspended internal clinical development of IMO-8400 for B-cell lymphomas. However, the Company has maintained its relationship with Abbott under the agreement as the Company may explore potential collaborative alliances to support the development of IMO-8400 for B-cell lymphomas.

Note 9.  Stockholders’ Equity

Preferred Stock

The Restated Certificate of Incorporation, as amended, of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of December 31, 2017, the Company has designated 1,500,000 shares as Series A convertible preferred stock.

Series A Convertible Preferred Stock.  The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A convertible preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A convertible preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $34.00 per share, subject to adjustment. As of December 31, 2017 and 2016, there were 655 shares of Series A convertible preferred stock outstanding.

Common Stock

Common Stock Authorized

As of December 31, 2017, the Company had 280,000,000 shares of common stock authorized.  In January 2018, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, in connection with the Company’s proposed reverse stock split, as more fully described in Note 17.

As of December 31, 2017, the Company had 78,662,283 shares of common stock reserved for the issuance upon the exercise of outstanding warrants and options to purchase common stock, the conversion of Series A convertible preferred stock, shares available for grant under the Company’s 2013 Stock Incentive Plan and shares available for purchase under the Company’s 2017 Employee Stock Purchase Plan.

Put Shares

Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 1,199,684 shares of common stock (the “Put Shares”) at a price of $16.00 per share. Under the terms of the unit purchase agreement, the initial purchasers (the “Put Holders”) of the Put Shares have the right (the “Put Right”) to require the Company to repurchase the Put Shares. The Put Right may not be exercised by any Put Holder unless: (1) the Company liquidates, dissolves or winds up its affairs pursuant to applicable bankruptcy law, whether voluntarily or involuntarily; (2) all of the Company’s indebtedness and obligations, including without limitation the indebtedness under the Company’s then outstanding notes, has been paid in full; and (3) all rights of the holders of any series or class of capital stock ranking prior and senior to the common stock with respect to liquidation, including without limitation the Series A convertible preferred stock, have been satisfied in full. The Company may terminate the Put Right upon written notice to the Put Holders if the closing sales price of its common stock exceeds $32.00 per share for the twenty consecutive trading days prior to the date of notice of

Note 9.  Stockholders’ Equity (Continued)

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

As of December 31, 2017, the Company has repurchased or received documentation of the transfer of 399,950 Put Shares and 35,780 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 763,954 Put Shares have terminated.

Equity Financings

October 2017 Follow-on Underwritten Public Offering

On October 30, 2017, the Company closed a follow-on underwritten public offering, in which it sold 33,333,334 shares of common stock at a price to the public of $1.50 per share for aggregate gross proceeds of $50.0 million (“2017 Offering”).  On November 1, 2017, the Company sold an additional 5,000,000 shares of common stock pursuant to the exercise in full of the underwriters’ 30-day option to purchase additional shares of the Company’s common stock at the public offering price less the underwriting discount.  The net proceeds to the Company from the 2017 Offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $53.7 million.

Baker Brothers, which is affiliated with two of the Company’s directors, participated in the 2017 Offering and purchased 8,000,000 shares of the Company’s common stock at the price offered to the public.

October 2016 Follow-on Underwritten Public Offering

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

February 2015 Follow-on Underwritten Public Offering

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

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock. The Company accounts for common stock warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant agreement. As of December 31, 2017 and 2016, all of the Company’s outstanding common stock warrants were equity-classified.

Note 9.  Stockholders’ Equity (Continued)

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2017 and 2016:

	Number of Shares
	December 31,		Weighted-Average
Description	2017	2016	Exercise Price	Expiration Date
Issued in Series E Preferred Stock financing	—	7,252,081	$0.70	Nov 2017
Issued in May 2013 financing	21,606,327	22,306,327	0.47	May 2018
Issued in May 2013 financing (pre-funded)	15,816,327	15,816,327	0.01	May 2020
Issued in September 2013 financing	4,175,975	4,175,975	0.01	Sep 2020
Issued in February 2014 financing (pre-funded)	2,158,750	2,158,750	0.01	Feb 2021
Total	43,757,379	51,709,460

The table below is a summary of the Company's warrant activity for the year ended December 31, 2017.

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2016	51,709,460	$0.31
Issued	—	—
Exercised (1)	(7,952,081)	0.68
Expired	—	—
Outstanding at December 31, 2017	43,757,379	$0.24

(1)	During the year ended December 31, 2017, certain related parties exercised warrants as more fully described in Note 14.

Note 10.  Stock-based Compensation

As of December 31, 2017, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (the “2017 ESPP”), each  as more fully described below.

Equity Incentive Plans

2013 Stock Incentive Plan

The Company's board of directors adopted the 2013 Plan,  which was approved by the Company’s stockholders effective July 26, 2013. The 2013 Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives. The 2013 Plan allows for the issuance of up to such number of shares of the Company’s common stock as equal to (a) 25,224,460 shares of common stock; plus (b) such additional number of shares of common stock (up to 6,946,978 shares) as is equal to the sum of the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) or the Company’s 2008 Stock Incentive Plan (the “2008 Plan” and, together with the 2005 Plan, the “Existing Plans”) which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of Incentive Stock Options to any limitations of the Internal Revenue Code).

Note 10.  Stock-based Compensation (Continued)

Under the 2013 Plan, the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over one to four years, and expire no later than 10 years from the date of grant. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 1,500,000 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable, which generally may be no earlier than the first anniversary of the date of grant; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2017, options to purchase a total of 13,524,763 shares of common stock were outstanding and up to 13,043,817 shares of common stock remain available for grant under the 2013 Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Plan, including the Existing Plans. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of December 31, 2017, options to purchase a total of 4,452,437 shares of common stock were outstanding under these earlier plans.

In addition, as of December 31, 2017, non-statutory stock options to purchase an aggregate of 3,425,000 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

Employee Stock Purchase Plans

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (the “1995 ESPP”), as amended, provided for the issuance of up to 500,000 shares of common stock to participating employees of the Company or its subsidiaries. The 1995 ESPP was terminated effective August 31, 2017 as a result of the adoption by the Board and approval of shareholders of the 2017 ESPP, as described below.

2017 Employee Stock Purchase Plan

In March 2017, the Board adopted the 2017 ESPP which was approved by the Company’s stockholders and became effective June 7, 2017. The 2017 ESPP provides for the issuance of up to 500,000 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of December 31, 2017, 456,961 shares remained available for issuance.

Stock Purchase Plan Administration

The 1995 ESPP provided for and 2017 ESPP provides for offerings to employees to purchase common stock with offerings beginning on dates determined by the compensation committee of the Board or on the first business day thereafter.  Each offering begins a “plan period” during which payroll deductions are to be made and held for the purchase of common stock at the end of the plan period.  The compensation committee may, at its discretion, choose a plan period of 12 months or less for subsequent offerings and/or choose a different commencement date for offerings.  During each plan period participating employees may elect to have a portion of their compensation, ranging from 1% to 10% of compensation as defined by the plan, withheld and used for the purchase of common stock at the end of each plan period. The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each plan period or the fair market value of a share of common stock on the last trading day of the plan period, and is limited by participant to $25,000 in fair value of common stock per year as well as other quarterly plan limitations as defined by each plan.

Note 10.  Stock-based Compensation (Continued)

For the years ended December 31, 2017, 2016 and 2015, the Company issued 174,972, 121,460, and 27,951 shares of common stock, respectively, under the Company’s employee stock purchase plans and recognized $0.2 million, $0.1 million and less than $0.1 million, respectively, in related stock-based compensation expense.

Accounting for Stock-based Compensation

The Company recognizes non-cash compensation expense for stock-based awards based on their grant date fair value, determined using the Black-Scholes option-pricing model. During the years ended December 31, 2017, 2016 and 2015, the weighted average fair market value of stock options granted was $1.01, $1.75 and $2.51, respectively.

Total stock-based compensation expense attributable to share-based payments made to employees and directors and included in operating expenses in the Company's statements of operations for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in thousands)	2017	2016	2015
Stock-based Compensation:
Research and development	$6,494	$2,719	$1,688
General and administrative	4,226	4,128	3,754
Total stock-based compensation expense	$10,720	$6,847	$5,442

•

The 2017 charge to research and development expense includes approximately $4.3 million of additional stock-based compensation recognized as a result of modifications to previously issued stock option awards in connection with the resignation of an executive.

•

The 2015 charge to general and administrative expense includes approximately $0.3 million of additional stock-based compensation as a result of modifications to previously issued stock option awards in connection with the retirement of a director.

Assumptions Used in Determining Fair Value of Stock Options

Inherent in the Black-Scholes option-pricing model are the following assumptions:

Volatility. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the expected term of the stock options.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised or cancelled in the future.

Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

Forfeitures. The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.  See Note 2.

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the three years in the period ended December 31, 2017 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Note 10.  Stock-based Compensation (Continued)

The following weighted average assumptions apply to the options to purchase 4,216,500, 3,346,250, and 3,533,250 shares of common stock granted to employees and directors during the years ended December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015
Average risk free interest rate	1.7%	1.4%	1.4%
Expected dividend yield	—	—	—
Expected lives (years)	4.0	4.2	4.2
Expected volatility	86%	93%	93%
Weighted average exercise price (per share)	$1.62	$2.64	$3.74

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015.

			Weighted-Average
			Remaining	Aggregate
	Stock	Weighted-Average	Contractual Life	Intrinsic
($ in thousands, except share and per share data)	Options	Exercise Price	(in years)	Value
Outstanding at December 31, 2014	16,950,988	$3.56
Granted	3,533,250	3.74
Exercised	(405,025)	1.44
Forfeited	(2,518,107)	3.81
Expired	(1,300,354)	5.65
Outstanding at December 31, 2015	16,260,752	$3.45	7.7	$8,274
Granted	3,346,250	2.64
Exercised	—	—
Forfeited	(878,579)	3.15
Expired	(726,903)	3.85
Outstanding at December 31, 2016	18,001,520	$3.30	7.1	$1,648
Granted	4,216,500	1.62
Exercised	(18,250)	2.04
Forfeited	(460,319)	2.39
Expired	(337,251)	6.22
Outstanding at December 31, 2017 (1)	21,402,200	$2.94	6.5	$5,805
Exercisable at December 31, 2017	13,748,469	$3.25	5.5	$3,708

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during 2017, 2016 and 2015 amounted to $7.3 million, $6.9 million and $5.4 million, respectively. As of December 31, 2017, there was $9.1 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.0 years.

Note 11.  Commitments and Contingencies

Lease Commitments

The Company leases its facilities in Cambridge, Massachusetts and Exton, Pennsylvania. During 2017, 2016 and 2015, rent expense, including real estate taxes, was $2.4 million, $1.9 million and $1.7 million, respectively. As part of the Cambridge facility lease, the Company is required to restrict approximately $0.3 million of cash for a security deposit as of December 31, 2017 and 2016. The leases are classified as operating leases.

Future minimum commitments as of December 31, 2017 under the Company’s lease agreements are approximately:

December 31,	Operating Leases
(In thousands)
2018	$2,024
2019	2,084
2020	2,018
2021	1,984
2022	1,348
$9,458

The Cambridge facility lease was amended on November 17, 2016 to, among other things, extend the expiration date to August 31, 2022 subject to a five-year renewal option exercisable by the Company.  The Cambridge facility lease amendment includes certain lease incentives including a premises improvement allowance of up to $0.3 million.  Amounts will be recorded in future periods when such premises improvements are made. The Company entered into the Exton facility lease on April 1, 2015 and amended it on September 23, 2015 to include additional space. The Exton facility lease term ends on May 31, 2020 subject to a three-year renewal option exercisable by the Company.

Note 12.  Income Taxes

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $27.6 million to income tax expense in and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s statement of operations and comprehensive loss as a result of reduction in tax rates. The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2017, have resulted in ownership changes in excess of 50% that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. In December 2017, the Company completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in February 2015. The 2017 and 2016 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below have been adjusted to reflect the ownership change limitations that resulted from this study.

Note 12.  Income Taxes (Continued)

As of December 31, 2017, the Company had cumulative federal and state NOLs of approximately $200.4 million and $177.0 million available to reduce federal and state taxable income, respectively. These NOLs expire through 2037. In addition, at December 31, 2017, the Company had cumulative federal and state tax credit carryforwards of $12.7 million and $1.8 million available to reduce federal and state income taxes, respectively, which expire through 2037 and 2032, respectively.

As of December 31, 2017 and 2016, the components of the deferred tax assets are approximately as follows:

	2017	2016
	(In thousands)
Operating loss carryforwards	$53,276	$56,832
Tax credit carryforwards	14,099	9,428
Other	7,552	7,710
Total deferred tax assets	74,927	73,970
Valuation allowance	(74,927)	(73,970)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize these assets.

The difference between the 34% U.S. federal corporate tax rate and the Company’s effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	—	—	—
Change in valuation allowance	0.9	42.2	39.8
Federal and state credits	(6.9)	(9.9)	(7.4)
State income taxes, net of federal benefit	(3.7)	(3.7)	(4.5)
Permanent differences	2.4	3.5	2.4
Rate change related to TCJA	41.9	—	—
Other	(0.6)	1.9	3.7
Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2017 and 2016.

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

The Company files income tax returns in the U.S. federal, Massachusetts and Pennsylvania jurisdictions. The Company is no longer subject to tax examinations for years before 2014, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

Note 13.  Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company is currently contributing up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Approximately $0.3 million, $0.3 million and $0.2 million of 401(k) benefits were charged to operating expenses during 2017, 2016 and 2015, respectively.

Note 14.  Related Party Transactions

Overview of Related Parties

Youssef El Zein, a member of the Company’s Board until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and Pillar Pharmaceuticals V, L.P. (“Pillar V”) and limited partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V. Entities affiliated with Pillar Invest and Participations Besancon (“Besancon”), an investment fund advised by Pillar Invest having no affiliation with Mr. El Zein, Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V or Pillar Invest (collectively, the “Pillar Investment Entities”), own approximately 13.1% of the Company's common stock as of December 31, 2017.

Julian C. Baker, a member of the Company’s Board, is a principal of Baker Bros. Advisors LP.  Baker Bros. Advisors LP, and certain of its affiliated funds, owned approximately 9.4% of the Company's common stock as of December 31, 2017. Additionally, one of the Company’s directors, Kelvin M. Neu, is an employee of Baker Bros. Advisors LP as of December 31, 2017.

Pillar Investment Entities

During 2017, Pillar II exercised 5,034,061 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $3.5 million and Besancon exercised 2,918,020 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $1.9 million.  The warrant exercise prices had been established at the time that the warrants were purchased.

During 2016, Pillar I exercised 1,370,000 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $2 million. The warrant exercise prices had been established at the time that the warrants were purchased. Additionally during 2016, investment funds affiliated with Pillar Invest Corporation purchased shares of the Company’s common stock in connection with the 2016 Offering as more fully described in Note 9.

During 2015, Pillar II exercised 232,759 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $0.2 million and Pillar III exercised 2,600,000 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $1.2 million. The warrant exercise prices had been established at the time that the warrants were purchased.

As of December 31, 2017, Besancon held warrants to purchase up to 1,200,000 shares of the Company’s common stock at an exercise price of $0.47 per share.

Baker Brothers

During 2017, 2016 and 2015, Baker Brothers purchased shares of the Company’s common stock in connection with underwritten public offerings of shares of the Company’s common stock as more fully described in Note 9.

As of December 31, 2017, Baker Brothers held warrants to purchase up to 20,316,327 shares of the Company’s common stock at an exercise price of $0.47 per share and pre-funded warrants to purchase up to 22,151,052 shares of the Company’s common stock at an exercise price of $0.01 per share.

Note 14.  Related Party Transactions (Continued)

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of approximately $0.1 million, $0.2 million, and $0.1 million incurred during the years ended December 31, 2017, 2016 and 2015, respectively, the Company issued 62,939, 101,239, and 40,934 shares of common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 15.  Net Loss per Common Share Applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock option awards, common stock warrants and convertible preferred stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect, were 65,161,505, 69,712,906 and 70,782,788 as of December 31, 2017, 2016 and 2015, respectively, and consisted of stock options, preferred stock and warrants.

Note 16.  Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$72	$93
Supplemental disclosure of non-cash financing and investing activities:
Non-cash property additions	$150	$425	$123
Accrued financing transaction costs	$17	$166	$—

17.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Reverse Stock Split Proposal

On January 4, 2018, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock by a whole number ratio of not less than 1-for-4 and not more than 1-for-8, such ratio and the implementation and timing of such reverse stock split to be determined in the discretion of the Board at any time prior to the Company’s 2018 annual meeting of stockholders, and, in connection therewith, to decrease the number of authorized shares of the Company’s common stock on a basis proportional to the reverse stock split ratio.  The Company’s stockholders also approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to set the number of authorized shares of the Company’s common stock at a number determined by calculating the product of 280,000,000 multiplied by two times (2x) the reverse stock split ratio.

17.  Subsequent Events (Continued)

Agreement and Plan of Merger

On January 21, 2018, the Company, BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”), Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco (“Merger Sub B”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (a) Merger Sub A will be merged with and into Idera (the “Idera Merger”), with Idera surviving as a wholly owned subsidiary of Holdco, and (b) Merger Sub B will be merged with and into BioCryst (the “BioCryst Merger”, and, together with the Idera Merger, the “Mergers”), with BioCryst surviving as a wholly owned subsidiary of Holdco.  Holdco will be renamed prior to the closing of the Mergers.

Under the terms of the Merger Agreement, each share of BioCryst common stock will be exchanged for 0.50 shares of the new company stock and each share of Idera common stock will be exchanged for 0.20 shares of the new company stock.  The exchange ratio reflects an “at market” combination based upon the approximate 30-day average volume weighted trading prices for each company. On a proforma, fully diluted basis, giving effect to all dilutive stock options, units and warrants, BioCryst stockholders will own 51.6 percent of the stock of the combined company and Idera stockholders will own 48.4 percent.

The board of directors of each of Idera and BioCryst has unanimously approved the Merger Agreement and the transactions contemplated thereby. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. A significant stockholder of each company has agreed to enter into a voting and support agreement and has agreed to vote in favor of the transaction. This stockholder owns approximately 9% of Idera shares outstanding and approximately 14% of BioCryst shares outstanding.