Form 10-Q
period 2018-09-30
IDERA PHARMACEUTICALS, INC.
filed 2018-11-06
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	27,181,436
Class	Outstanding as of October 31, 2018

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Quarterly Reports on Form 10-Q filed earlier in 2018, and under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or the SEC, on March 7, 2018. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017*
(In thousands, except per share amounts)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,462	$112,629
Prepaid expenses and other current assets	2,518	3,992
Total current assets	84,980	116,621
Property and equipment, net	241	1,472
Other assets	9	324
Total assets	$85,230	$118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,036	$1,334
Accrued expenses	9,171	8,000
Note payable	—	209
Deferred revenue	94	566
Total current liabilities	10,301	10,109
Other liabilities	63	613
Total liabilities	10,364	10,722

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares; Issued and outstanding — 27,179 and 24,453 shares at September 30, 2018 and December 31, 2017, respectively	27	24
Additional paid-in capital	727,064	712,165
Accumulated deficit	(652,225)	(604,494)
Total stockholders’ equity	74,866	107,695
Total liabilities and stockholders’ equity	$85,230	$118,417

* The condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Alliance revenue	$145	$164	$563	$729
Operating expenses:
Research and development	8,860	10,912	32,912	40,288
General and administrative	3,984	3,919	11,849	11,888
Merger-related costs, net	(3,836)	—	1,245	—
Restructuring costs	3,017	—	3,017	—
Total operating expenses	12,025	14,831	49,023	52,176
Loss from operations	(11,880)	(14,667)	(48,460)	(51,447)
Other income (expense):
Interest income	277	159	759	456
Interest expense	—	(11)	(11)	(40)
Foreign currency exchange loss	(2)	(11)	(19)	(27)
Net loss	$(11,605)	$(14,530)	$(47,731)	$(51,058)

Net loss per share applicable to common stockholders - basic and diluted (Note 12)	$(0.43)	$(0.78)	$(1.81)	$(2.73)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	27,175	18,704	26,404	18,673

Comprehensive loss:
Net loss	$(11,605)	$(14,530)	$(47,731)	$(51,058)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	—	(1)	—	17
Total other comprehensive (loss) income	—	(1)	—	17
Comprehensive loss	$(11,605)	$(14,531)	$(47,731)	$(51,041)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(47,731)	$(51,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,454	9,165
Issuance of common stock for services rendered	77	119
Accretion of discounts and premiums on investments	—	94
Depreciation and amortization expense	395	559
Loss on disposal or impairment of property and equipment	497	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,881	(1,639)
Accounts payable, accrued expenses, and other liabilities	455	(393)
Deferred revenue	(472)	(606)
Net cash used in operating activities	(40,444)	(43,759)

Cash Flows from Investing Activities:
Proceeds from maturity of available-for-sale securities	—	26,870
Proceeds from the sale of property and equipment	193	—
Purchases of property and equipment	(71)	(100)
Net cash provided by investing activities	122	26,770

Cash Flows from Financing Activities:
Proceeds from employee stock purchases	205	184
Proceeds from exercise of common stock options and warrants	10,166	304
Payments on note payable	(209)	(216)
Payments on capital leases	(7)	(9)
Net cash provided by financing activities	10,155	263
Net decrease in cash, cash equivalents and restricted cash	(30,167)	(16,726)
Cash, cash equivalents and restricted cash, beginning of period	112,940	80,978
Cash, cash equivalents and restricted cash, end of period	$82,773	$64,252

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Total
	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2017	24,453	$24	$712,165	$(604,494)	$107,695
Issuance of common stock under employee stock purchase plan	18	—	205	—	205
Issuance of common stock upon exercise of common stock options and warrants	2,702	3	10,163	—	10,166
Issuance of common stock for services rendered	6	—	77	—	77
Stock-based compensation	—	—	4,454	—	4,454
Net loss	—	—	—	(47,731)	(47,731)
Balance, September 30, 2018	27,179	$27	$727,064	$(652,225)	$74,866

The accompanying notes are an integral part of these financial statements

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018

(UNAUDITED)

Note 1.  Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company currently focused on the development, and ultimately the commercialization, of therapeutic drug candidates, including our Toll-like receptor (“TLR”) agonist, tilsotolimod (IMO-2125), for oncology. The Company’s business strategy is focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. The Company believes it can develop and commercialize these targeted therapies on its own.  To the extent the Company seeks to develop drug candidates for broader disease indications, it has entered into and may explore additional collaborative alliances to support development and commercialization.

Agreement and Plan of Merger

On January 21, 2018, the Company, BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”), Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The board of directors of each of Idera and BioCryst unanimously approved the Merger Agreement and the transactions contemplated thereby and the required regulatory approvals were received. However, the proposed merger was subject to approval by the stockholders of Idera and BioCryst, and satisfaction of other customary closing conditions, as specified in the Merger Agreement. At a special meeting of BioCryst stockholders held on July 10, 2018, BioCryst’s stockholders voted against the adoption of the Merger Agreement. Following such vote and in accordance with the terms of the Merger Agreement, BioCryst terminated the Merger Agreement. In accordance with the Merger Agreement, BioCryst paid the Company a fixed expense reimbursement amount of $6 million in July 2018 in connection with the termination of the Merger Agreement. The fixed expense reimbursement amount is included in “Merger-related costs, net” in the accompanying condensed statements of operations.

Liquidity and Financial Condition

As of September 30, 2018, the Company had an accumulated deficit of $652.2 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

The Company believes, based on its current operating plan, that its existing cash and cash equivalents will enable the Company to fund its operations into the first quarter of 2020. The Company has and plans to continue to evaluate available alternatives to extend its operations beyond the first quarter of 2020.

Note 1.  Business and Organization (Continued)

Reverse Stock Split

As further described in Note 6, on July 27, 2018, the Company effected a 1-for-8 reverse stock split of the Company's outstanding shares of common stock, as authorized at a special meeting of stockholders on June 20, 2018. All share and per share amounts of common stock, options and warrants in the accompanying condensed financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”), which was filed with the SEC on March 7, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at September 30, 2018 and December 31, 2017 consisted of cash and money market funds.

Restricted Cash

As part of the Company’s lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company is required to restrict cash held in a certificate of deposit securing a line of credit for the lessor. As of September 30, 2018 and December 31, 2017, the restricted cash amounted to $0.3 million and is recorded in “Prepaid expenses and other assets” as of September 30, 2018 and “Other assets” as of December 31, 2017 in the accompanying condensed balance sheets. In July 2018, the Company terminated the lease agreement, effective September 30, 2018, and will no longer be required to restrict cash for this purpose upon payment of the related $0.2 million lease termination fee which is included in “Restructuring costs” in the accompanying condensed statements of operations. The lease was terminated in connection with restructuring activities which are more fully described in Note 9.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30,	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$82,462	$112,629
Restricted cash	311	311
Cash, cash equivalents and restricted cash	$82,773	$112,940

Note 2.  Summary of Significant Accounting Policies (Continued)

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of September 30, 2018, the Company’s financial instruments consisted of cash, cash equivalents, and accounts receivable.  As of December 31, 2017, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable and a note payable. The estimated fair values of these financial instruments approximate their carrying values as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Alliance Revenues

The Company’s revenues have primarily been generated through collaborative research, development and/or commercialization agreements.  The terms of these agreements may include payment to the Company of one or more of the following: nonrefundable, up-front license fees; research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.  Each of these types of revenue are recorded as Alliance revenues in the Company’s statements of operations.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

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

Research and Development Activities: If the Company is entitled to reimbursement from its collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, the Company determines whether such funding would result in Alliance revenues or an offset to research and development expenses. Reimbursement of patent maintenance costs are recognized during the period in which the related expenses are incurred as Alliance revenues in the Company’s statements of operations.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Merger-related Costs, net

Merger-related costs, net includes amounts related to the transactions contemplated under the Merger Agreement, which was terminated in July 2018, as more fully described in Note 1. The line item includes charges incurred for transaction and integration-related professional fees, employee retention costs, and other incremental costs directly related to the potential merger. These costs were offset by the $6 million termination fee, which was received by the Company in July of 2018.

Restructuring Costs

Restructuring charges are primarily comprised of severance costs related to workforce reductions, contract termination and wind-down costs and asset impairments. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes restructuring charges when the liability has been incurred, except for one-time employee termination benefits that are incurred over time. Generally, one-time employee termination benefits (i.e. severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Other costs will be recorded as incurred. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, or other applicable authoritative guidance. See Note 9 for additional details.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2018 and 2017, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either September 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions.

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

Recently Issued (Not Yet Adopted) Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. This guidance is applicable to the Company's fiscal year beginning on January 1, 2019. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.  The Company expects that the majority of its operating lease commitments will be subject to this guidance and anticipates the recognition of additional assets and corresponding liabilities related to the adoption of the standard.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2018.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2018 and December 31, 2017 categorized by the level of inputs used in the valuation of each asset and liability:

	September 30, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$17,746	$17,746	$—	$—
Total assets	$17,746	$17,746	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$66,183	$66,183	$—	$—
Total assets	$66,183	$66,183	$—	$—
Total liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily.

Note 4.  Property and Equipment

At September 30, 2018 and December 31, 2017, property and equipment, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Leasehold improvements	$104	$671
Laboratory equipment and other	764	5,261
Total property and equipment, at cost	868	5,932
Less: Accumulated depreciation and amortization	627	4,460
Property and equipment, net	$241	$1,472

Depreciation and amortization expense on property and equipment was approximately $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.4 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively. There was less than $0.1 million in non-cash property additions during each of the nine months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, the Company recorded asset impairments related to its property equipment in the amount of $0.5 million in connection with restructuring activities more fully described in Note 9.

Note 5.  Accrued Expenses

At September 30, 2018 and December 31, 2017, accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Payroll and related costs	$1,705	$3,108
Clinical and nonclinical trial expenses	4,859	3,495
Professional and consulting fees	497	1,317
Restructuring expenses	1,905	—
Other	205	80
Total accrued expenses	$9,171	$8,000

Note 6.  Stockholders’ Equity

On June 20, 2018, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio within a range from 1-for-4 to 1-for-8 and set the number of authorized shares of the Company’s common stock at a number determined by calculating the product of 280,000,000 multiplied by two times (2x) the reverse stock split ratio. On July 27, 2018, the Company implemented a 1-for-8 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”), and set the number of its authorized shares of common stock to 70,000,000. The Reverse Split became effective on July 27, 2018 at 5:00 p.m., Eastern Time, and the Company’s common stock began trading on the Nasdaq Capital Market on a Reverse Split-adjusted basis at the opening of trading on July 30, 2018. As of a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Split resulted in any of the Company’s stockholders owning a fractional share, which was settled in cash. In connection with the Reverse Split, there was no change in the nominal par value per share of $0.001. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock. The Company accounts for warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant. As of September 30, 2018 and December 31, 2017, all of the Company’s outstanding warrants were equity-classified.

Note 6.  Stockholders’ Equity (Continued)

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2018 and December 31, 2017:

	Number of Shares
	September 30,	December 31,	Weighted-Average
Description	2018	2017	Exercise Price	Expiration Date
Issued in May 2013 financing	—	2,700,791	$ 3.76	May 2018
Issued in May 2013 financing (pre-funded)	1,977,041	1,977,041	$ 0.08	May 2020
Issued in September 2013 financing (pre-funded)	521,997	521,997	$ 0.08	Sep 2020
Issued in February 2014 financing (pre-funded)	269,844	269,844	$ 0.08	Feb 2021
Total	2,768,882	5,469,673

The table below is a summary of the Company's warrant activity for the nine months ended September 30, 2018:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2017	5,469,673	$1.90
Issued	—	—
Exercised (1)	(2,700,791)	3.76
Expired	—	—
Outstanding at September 30, 2018	2,768,882	$0.08

(1)   During the nine months ended September 30, 2018, a related party exercised certain of these warrants as more fully described in Note 11.

Note 7.  Alliance Revenue

Alliance revenue for the nine months ended September 30, 2018 and 2017 represents revenue from contracts with customers accounted for in accordance with ASC Topic 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2. There was no impact to Alliance revenue previously recognized by the Company as a result of the adoption of ASC Topic 606.

For the three and nine months ended September 30, 2018 and 2017, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
GSK collaboration (1)	$141	$141	$424	$698
Vivelix collaboration (2)	—	14	56	14
Other (3)	4	9	83	17
Total Alliance revenue	$145	$164	$563	$729

(1)

For all periods presented, revenue recognized primarily relates to the amortization of the deferred up-front payment received at inception of the Company’s collaboration and license agreement with GSK Agreement, as more fully described in Note 8. Revenue recognized for the nine months ended September 30, 2017 also includes an additional $0.1 million related to additional research services provided in connection with the collaboration and license agreement with GSK.

(2)

For the nine months ended September 30, 2018, revenue recognized relates to services provided under the research program provided for under the Company’s exclusive license and collaboration agreement with Vivelix, as more fully described in Note 8.

Note 7.  Alliance Revenue (Continued)

(3)

For all periods presented, revenue recognized relates to collaborations which are not material to the Company’s current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with patent maintenance.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018
(In thousands)	Beginning	Additions	Deductions	Ending
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$566	$—	$(472)	$94

	Nine months ended September 30, 2017
(In thousands)	Beginning	Additions	Deductions	Ending
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$1,263	$—	$(606)	$657

During the nine months ended September 30, 2018 and 2017, the Company recognized Alliance revenues of $0.5 million and $0.6 million, respectively, as a result of changes in the contract liability balances associated with its contracts with customers. Revenue recognized during each of the nine months ended September 30, 2018 and 2017 were included in the contract liability at the beginning of each respective period. As of September 30, 2018, contract liabilities consisted of deferred revenue related entirely to the Company’s collaboration and license agreement with GSK and were included in Deferred revenue in the accompanying condensed balance sheet.

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

Pursuant to the Vivelix Agreement, Vivelix could request that the Company create, characterize and perform research on back-up compounds (the “Research Program”).  Such activity was to be mutually agreed upon and moderated by the Joint Research Committee (“JRC”) established under the Vivelix Agreement.  The research period commenced with the execution of the agreement and may last for up to three years. As a result of the Company’s decision to wind-down its discovery operations as described in Note 9, in July 2018, the Company informed Vivelix that no additional research projects will be undertaken by the Company.

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

Under the terms of the Vivelix Agreement, the Company received an upfront, non-refundable fee of $15 million.  In addition, the Company will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.  As it relates to back-up compounds, including certain compounds controlled by the Company as of the effective date of the Vivelix Agreement and/or those created at Vivelix’s request under the Research Program, the Company will be eligible for related designation payments and development, regulatory and sales milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. Under the terms of the agreement, the Company has performed research services, as requested by Vivelix and at Vivelix’s expense. To date, Vivelix has not designated any back-up compounds subject to the Research Program, such right which expires on the third anniversary of the end of the Research Period.

At the effective date of the Vivelix Agreement, Baker Bros. Advisors LP and certain of its affiliated funds (collectively, “Baker Brothers”) beneficially owned approximately 7.0% of the Company’s outstanding common stock and affiliates of Baker Brothers constituted two of the seven directors on the board of directors of the Company. Baker Brothers also owned a controlling financial interest of Vivelix at the effective date of the Vivelix Agreement and as of December 31, 2017, and affiliates of Baker Brothers constituted two of the four directors on the board of directors of Vivelix.  However, the boards of the Company and Vivelix share no common board members. See Note 11 for information on related parties of the Company as of September 30, 2018.

Pursuant to the Vivelix Agreement, Vivelix conducted two clinical studies on IMO-9200 in the field of inflammatory bowel diseases.  While there were no apparent safety signals identified in either study, there was no apparent benefit associated with IMO-9200 at the doses studied compared with placebo.  As a result, Vivelix has decided to terminate ongoing development activities related to IMO-9200. However, a final decision by Vivelix on whether to continue working on IMO-9200 or terminate the Vivelix Agreement has not been made as of November 4, 2018.

Accounting Analysis under ASC 606

In evaluating the Vivelix Agreement in accordance with ASC Topic 606, the Company concluded that the contract counterparty, Vivelix, is a customer. The Company identified the following performance obligations as of the inception of agreement: (i) a research and commercialization license for IMO-9200 and back-up compounds to IMO-9200 (the “IMO-9200 License”) and (ii) drug materials transferred, which were both deemed to be distinct. The Company determined that participation in the JRC was immaterial in the context of the contract. Consistent with the guidance under ASC 606-10-25-16A, the Company disregarded immaterial promised goods and services when determining performance obligations.

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

Note 8.  Collaboration and License Agreements (Continued)

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

Revenue associated with goods and services provided to Vivelix under the Research Program have been immaterial to date and such revenue is recognized as the related performance obligations under each research project are satisfied. See Note 7 for details on revenue recognized in connection with the Company’s collaboration with Vivelix for the three and nine months ended September 30, 2018 and 2017.

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

In accordance with the GSK Agreement, a Joint Steering Committee (“JSC”) was formed with equal representation from Idera and GSK. The responsibilities of the JSC, include, but are not limited to monitoring the progress of the collaboration, reviewing research plans and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JSC, GSK has final decision-making authority.

Note 8.  Collaboration and License Agreements (Continued)

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, the Company was eligible to receive a total of up to approximately $100 million in license, research, clinical development and commercialization milestone payments, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not selecting additional targets during the two-year option period, the Company is now only eligible to receive a total of up to approximately $20 million in license, research, clinical development and commercialization milestone payments, of which $1 million would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales upon commercialization at varying rates of up to 5% on annual net sales, as defined in the GSK Agreement.

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

The up-front payment of $2.5 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and is currently being recognized as revenue on a straight-line basis over the estimated 36-month research plan period, which approximates the timing in which performance obligations are satisfied. See Note 7 for details on revenue recognized in connection with the Company’s collaboration with GSK for each of the three and nine months ended September 30, 2018 and 2017.

Note 9.  Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supports such operations, and close its Cambridge facility. In connection with the reduction-in-workforce, 18 positions are being eliminated, primarily in the area of discovery, representing approximately 40% of the Company’s employees. Of the 18 positions being eliminated, 15 were effective July 31, 2018 with the remaining expected to be eliminated by December 31, 2018.

Restructuring-related charges for both the three and nine months ended September 30, 2018 totaled $3.0 million and were comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $2.4 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility, as further discussed below; (iii) non-cash asset impairments of approximately $0.7 million, which includes $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

($ in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2017	$—	$—	$—	$—
Charges incurred (1)	2,436	225	694	3,355
Cash payments	(625)	(61)	—	(686)
Non-cash settlements	(24)	—	(694)	(718)
Accrued restructuring balance as of September 30, 2018	$1,787	$164	$—	$1,951

(1)	Excludes $0.4 million gain due to the write-off of the remaining deferred rent liability associated with the termination of the Cambridge, Massachusetts facility lease.

As of September 30, 2018, the short-term portion of the accrued restructuring balance, or $1.9 million, is included in “Accrued expenses” in the accompanying condensed balance sheets. See Note 9. The long-term portion of less than $0.1 million is included within “Other liabilities’ in the accompanying condensed balance sheets.

Note 9.  Restructuring Costs (Continued)

In connection with the closing of its Cambridge facility, on July 27, 2018, the Company entered into a termination agreement with the landlord terminating the lease agreement, dated October 31, 2006, as amended, between the Company and the landlord effective September 30, 2018. The Company leased its facility at 167 Sidney Street in Cambridge under the lease agreement. Under the terms of the termination agreement, the Company has agreed to pay an early termination fee of $0.2 million.  The Company recorded a charge for the $0.2 million early termination fee and a non-cash gain of $0.4 million due to the write-off of the remaining deferred rent liability associated with the lease in the third quarter of 2018.  The Company completed the consolidation of its operations to its Exton, Pennsylvania location in the third quarter of 2018.

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

As of September 30, 2018, options to purchase a total of 2,418,332 shares of common stock were outstanding and up to 941,192 shares of common stock remained available for grant under the 2013 Plan. The Company has not made any awards pursuant to other equity incentive plans, including the Existing Plans, since the Company’s stockholders approved the 2013 Plan. As of September 30, 2018, options to purchase a total of 511,093 shares of common stock were outstanding under these earlier plans.

In addition, as of September 30, 2018, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”) which was approved by the Company’s stockholders and became effective on June 7, 2017. The 2017 ESPP provides for the issuance of up to 62,500 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of September 30, 2018, 38,763 shares remained available for issuance under the 2017 ESPP.

Note 10.  Stock-Based Compensation (Continued)

For the nine months ended September 30, 2018 and 2017, the Company issued 18,355 and 16,490 shares of common stock, respectively, under the 2017 ESPP and the Company’s 1995 Employee Stock Purchase Plan and received proceeds of approximately $0.2 million during each period as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Stock-based compensation:
Research and development
Employee Stock Purchase Plans	$11	$26	$62	$68
Equity Incentive Plans	303	563	1,379	5,904
	$314	$589	$1,441	$5,972
General and administrative
Employee Stock Purchase Plans	$8	$18	$40	$48
Equity Incentive Plans	981	1,016	2,949	3,145
	$989	$1,034	$2,989	$3,193
Restructuring costs
Employee Stock Purchase Plans	$24	$—	$24	$—
	$24	$—	$24	$—
Total stock-based compensation expense	$1,327	$1,623	$4,454	$9,165

During the nine months ended September 30, 2018 and 2017, the weighted average fair market value of stock options granted was $7.15 and $8.08, respectively. The following weighted average assumptions apply to the options to purchase 1,091,474 and 520,812 shares of common stock granted to employees and directors during the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,
	2018	2017
Average risk-free interest rate	2.5%	1.7%
Expected dividend yield	—	—
Expected lives (years)	3.8	4.0
Expected volatility	74.0%	86.5%
Weighted average exercise price (per share)	$12.91	$12.88

All options granted during the nine months ended September 30, 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Note 10.  Stock-Based Compensation (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2018:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,675,184	$23.52	6.5	$5,805
Granted	1,091,474	12.91
Exercised	(858)	12.77
Forfeited	(279,444)	18.16
Expired	(163,181)	47.56
Outstanding at September 30, 2018 (1)	3,323,175	$19.31	6.7	$1,249
Exercisable at September 30, 2018	1,958,773	$22.96	5.0	$714

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the nine months ended September 30, 2018 was $5.1 million. As of September 30, 2018, there was $9.1 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.7 years.

Note 11.  Related Party Transactions

Overview of Related Parties

Youssef El Zein, a member of the Company’s Board until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and Pillar Pharmaceuticals V, L.P. (“Pillar V”) and a limited partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V. Entities affiliated with Pillar Invest and Participations Besancon (“Besancon”), an investment fund advised by Pillar Invest having no affiliation with Mr. El Zein, Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V or Pillar Invest (collectively, the “Pillar Investment Entities”), owned approximately 9% of the Company's common stock as of September 30, 2018.

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) owned approximately 18% of the Company's common stock as of September 30, 2018. Additionally, one of the Company’s directors, Kelvin M. Neu, was an employee of Baker Bros. Advisors, LP as of September 30, 2018.

Pillar Investment Entities

During the nine months ended September 30, 2018, Besancon exercised warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $0.6 million.

Baker Brothers

During the nine months ended September 30, 2018, Baker Brothers exercised warrants to purchase 2,539,541 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

As of September 30, 2018, Baker Brothers held pre-funded warrants to purchase up to 2,768,882 shares of the Company’s common stock at an exercise price of $0.08 per share.

Note 11.  Related Party Transactions (Continued)

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees incurred of $0.1 million during each of the nine months ended September 30, 2018 and 2017, the Company issued 7,067 and 6,538 shares of its common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears (including fees paid in stock) and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 12.  Net Loss per Common Share

Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock option awards, common stock warrants and convertible preferred stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect, were 6,093,983 and 9,124,279 as of September 30, 2018 and 2017, respectively, and consisted of stock options, preferred stock and warrants.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on the development, and ultimately the commercialization, of therapeutic drug candidates, including our Toll-like receptor, or TLR, agonist, tilsotolimod (IMO-2125), for oncology.  Our business strategy is focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. We believe we can develop and commercialize these targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we have entered into and may explore additional collaborative alliances to support development and commercialization.

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

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company. We are also investigating the combination of intratumoral tilsotolimod in combination with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co., Inc. for the treatment of anti-PD1 refractory metastatic melanoma and tilsotolimod for the treatment of various solid tumors.

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

The trial was initiated at The University of Texas, MD Anderson Cancer Center, or MD Anderson, under the strategic research alliance we entered into with MD Anderson in June 2015, and additional sites have been added through the third quarter of 2018. We anticipate that more sites will be added, to bring the total number of participating sites for the trial to up to twelve. The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of tilsotolimod when administered intratumorally in combination with ipilimumab or pembrolizumab. The primary objective of the Phase 2 portion of the trial is to determine the objective response rate to the combinations using immune-related response criteria (irRC) and RECIST v1.1 criteria.  The secondary objectives of the Phase 2 portion of the trial include the assessment of treatment response utilizing irRC, determination of median progression free survival (PFS) and median overall survival (OS), and to continue to characterize the safety of the combinations. In the Phase 1 portion of the trial, serial biopsies are being taken of selected injected and non-injected tumor lesions pre- and post-24 hours of the first dose of tilsotolimod, as well as at 8 and 13 weeks, to assess immune changes and response assessments. In the Phase 2 portion of the trial, biopsies are optional.

Ipilimumab Arm

In the Phase 1 portion of the ipilimumab arm of our Phase 1/2 clinical trial of tilsotolimod, escalating doses of tilsotolimod ranging from 4 mg through 32 mg were evaluated in a total of 18 patients, each of which but one had progressed on nivolumab or pembrolizumab prior to enrollment in the trial.  The combination of tilsotolimod and ipilimumab had been well tolerated at all dose levels studied. In April 2017, we completed tilsotolimod dose escalation and based on the safety and efficacy data and data from translational immune parameters, selected the 8 mg dose level as the recommended dose level for the Phase 2 portion of the ipilimumab arm of the trial.

In April 2017, we initiated enrollment in the Phase 2 portion of the ipilimumab arm of our Phase 1/2 clinical trial of tilsotolimod with the 8 mg dose of intratumoral tilsotolimod. The Phase 2 portion of the trial utilizes a Simon two-stage design to evaluate the objective response rate of tilsotolimod in combination with ipilimumab, compared to historical data for ipilimumab alone in the anti-PD1 refractory metastatic melanoma population. Based on the responses observed, the trial met the pre-specified futility assessment and advanced into the second stage of the Phase 2 portion. We anticipate that the Phase 2 portion of the trial will include a total of up to 60 patients dosed at the 8 mg dose, including some patients from the Phase 1 dose escalation portion who meet the efficacy criteria for the Phase 2 population, and expect that enrollment in the Phase 2 portion will be completed by the end of 2018.

At the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2018, we provided an update on our Phase 1/2 trial evaluating tilsotolimod in combination with ipilimumab at the recommended 8 mg dose level, noting that as of May 9, 2018, the data cut-off date for the presentation, a total of 26 patients had been dosed at the 8 mg dose level and 21 patients treated at the 8 mg dose level had at least one post-baseline disease assessment. Of these 21 patients, two had a complete response and six had a partial response under RECIST v.1.1 criteria, representing an overall response rate of 38%. One of the two patients who had a complete response has been continuing off active treatment for more than two years and has remained disease free. Additionally, seven other patients that were treated at the 8 mg dose level experienced stable disease, including two patients who had stable disease for at least 24 weeks, which is considered to represent meaningful clinical benefit. In the aggregate,

15 of the 21 patients achieved stable disease or better, representing a disease control rate of 71%. Additionally, as of the response data cutoff date, one patient who was treated at the 4 mg dose had an ongoing partial response and had been off active treatment for more than two years. The combination of tilsotolimod and ipilimumab continues to be well-tolerated.

At the European Society for Medical Oncology Congress in October 2018, we presented further data from the data set presented at ASCO, with key findings demonstrating a clear systemic antitumor effect on distant uninjected tumors from the treatment of tilsotolimod in combination with ipilimumab as well as data demonstrating the contribution of tilsotolimod to overcome resistance to ipilimumab in patients with low HLA-ABC expression.

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

Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301.  This trial will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization, will have a sample size of approximately 300 patients and will be conducted at up to 110 sites worldwide. The primary endpoints of the trial are overall response rate by RECIST v1.1 and median overall survival (OS). Key secondary endpoints include overall response rate (ORR) by irRECIST, durable response rate, median time to response, median progression free survival (PFS) and patient reported outcomes using a validated scale.

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

Phase 1b Trial of Intratumoral Tilsotolimod (IMO-2125) Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1b dose escalation trial of tilsotolimod administered intratumorally as a monotherapy in multiple tumor types, which we refer to as ILLUMINATE-101.  In this trial, tilsotolimod is administered intratumorally on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles (19 total doses).  We have completed enrollment in four dose-escalation cohorts of approximately eight patients per cohort at doses of 8mg (cohort 1), 16mg (cohort 2), 23mg (cohort 3) and 32mg (cohort 4). Based on data from the first four dose-escalation cohorts, we may enroll a fifth cohort based on the recommended Phase 2 dose.

We are also currently enrolling a melanoma expansion cohort to assess the clinical activity of tilsotolimod monotherapy (8mg dose) in patients with metastatic melanoma who have progressed on or after treatment with a PD-(L)1 inhibitor.  We anticipate that this cohort will enroll up to 22 subjects.  The melanoma expansion cohort will use a Simon’s optimal two-stage design to test for clinically and statistically relevant clinical activity.  The melanoma expansion cohort will stop if an interim futility analysis shows there is insufficient evidence of a clinically relevant response rate after eight patients (Stage 1).

Clinical Research Support Agreement

In April 2018, we entered into a clinical development support agreement with Pillar Partners Foundation, or Pillar Partners.  Under the terms of the agreement, Pillar Partners agreed to provide direct funding to support three investigator initiated clinical trials to further strategically expand the clinical research of tilsotolimod into broader melanoma populations and other solid tumors, and we agreed to provide tilsotolimod for these trials. During the third quarter of 2018, Pillar Partners sought additional consideration in order to provide their funding.  As a result, in October 2018, we terminated the agreement with Pillar Partners; however, we expect to move forward with certain of the investigator initiated clinical trials of tilsotolimod originally contemplated under such agreement. We believe these trials will allow us to expand our knowledge and understanding of the various cancer types and combinations in which tilsotolimod could play a significant role in improving outcomes of patients.

Collaborative Alliances

In addition to our current alliances, we may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. Our current alliances include collaborations with BMS, as described below, and Vivelix, GSK, and Abbott Molecular as described in Note 8 of the notes to our condensed financial statements in this Quarterly Report on Form 10-Q and/or in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

IMO-8400 for Rare Diseases

We have been developing IMO-8400, an antagonist of TLR7, TLR8 and TLR9, for the treatment of rare diseases, and had selected dermatomyositis as our lead clinical target. In December 2015, we initiated a Phase 2, randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability and treatment effect of IMO-8400 in adult patients with dermatomyositis. In June 2018, we reported that the trial did not meet its primary endpoint of statistically significant change from baseline in the Cutaneous Dermatomyositis Disease Area and Severity Index (CDASI) activity score versus placebo. As a result, in July 2018, we made a decision to discontinue this clinical program upon completion of final close-out activities.

IMO-9200 for Autoimmune Disease

We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In 2015, we completed a Phase 1 clinical trial of IMO-9200 in healthy subjects as well as additional preclinical studies of IMO-9200 for autoimmune diseases. In 2015, we determined not to proceed with the development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of our company. In November 2016, we entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd., or Vivelix, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders, which agreement we refer to as the Vivelix Agreement. On November 4, 2018, Vivelix notified us that they decided to terminate ongoing development activities related to IMO-9200. However, a final decision as to whether Vivelix will continue working on IMO-9200 or terminate the Vivelix Agreement has not been made as of November 4, 2018. See Note 8 of the notes to our condensed financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Corporate Consolidation and Wind-down of Discovery Operations

In July 2018, following an analysis of our gene-silencing technology platform and our research portfolio, we decided to suspend our rare disease and discovery programs, including our nucleic acid chemistry research program, as part of our overall strategy to more narrowly focus on the development and commercialization of tilsotolimod. In connection with this focused strategy, we closed our operating facility in Cambridge, Massachusetts and consolidated our operations to our Exton, Pennsylvania location.

In connection with these actions, we are eliminating a total of 18 positions, primarily in the area of discovery, representing approximately 40% of our employee base. Of the 18 positions being eliminated, 15 were effective July 31, 2018 with the remaining three expected to be eliminated by December 31, 2018. We have incurred one-time termination costs in connection with the reduction in workforce, which includes severance, benefits and related costs, of approximately $2.4 million for the quarter ended September 30, 2018 and expect to incur an additional $0.2 million for the quarter ended December 31, 2018. We have incurred approximately $0.5 million and $0.2 million, respectively, for non-cash impairment charges against the carrying values of equipment previously used in our Cambridge facility and prepaid expenses for facility-related contracts for the quarter ended September 30, 2018. Additionally, we entered into a lease termination agreement on July 27, 2018 with ARE-MA-Region No. 23 LLC which terminated our lease agreement for our Cambridge facility, effective September 30, 2018. We incurred a $0.2 million early termination fee, although the lease termination is expected to result in annual cash savings of approximately $2.0 million.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009.  As of September 30, 2018, we had an accumulated deficit of $652.2 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our selling, general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of October 31, 2018, we may sell up to an additional $192.5 million of securities under this registration statement.

Funding Requirements

We had cash and cash equivalents of approximately $82.5 million at September 30, 2018. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operations into the first quarter of 2020. Specifically, we believe that our available funds will be sufficient to enable us to:

(i)	complete enrollment and continue to execute on:
a)	the Phase 1 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with pembrolizumab in anti-PD1 refractory melanoma;
b)	the Phase 2 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab in anti-PD1 refractory melanoma;
c)	the Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma; and
d)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types; and
(ii)	fund certain investigator initiated clinical trials of tilsotolimod.

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

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(40,444)	$(43,759)
Investing activities	122	26,770
Financing activities	10,155	263
Decrease in cash, cash equivalents and restricted cash	$(30,167)	$(16,726)

Operating Activities.  Net cash used in operating activities for each of the nine months ended September 30, 2018 and 2017 consists primarily of our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2018, as compared to the 2017 period, was primarily due to decreases in cash outflows related to our discovery and development programs, including payments to contract research organizations, partially offset by merger-related costs.

Investing Activities.  Net cash provided by investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

•	for the nine months ended September 30, 2018, proceeds of $0.2 million from the sale of property and equipment, partially offset by purchases of less than $0.1 million of property and equipment; and
•	for the nine months ended September 30, 2017, proceeds from the maturity of $26.9 million of available-for-sale securities, partially offset by the purchase of $0.1 million of property and equipment.

Financing Activities.  Net cash provided by financing activities primarily consisted of the following amounts received in connection with the issuances of common stock and payments on our note under our loan and security agreement with Oxford Finance LLC, or our note payable:

•

for the nine months ended September 30, 2018, $10.2 million in aggregate proceeds from the exercise of common stock options and warrants, $0.2 million in proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan, partially offset by $0.2 million in payments made on our note payable; and

•

for the nine months ended September 30, 2017, proceeds of $0.3 million from the exercise of common stock options and warrants and proceeds of $0.2 million from employee stock purchases under our 1995 Employee Stock Purchase Plan, partially offset by approximately $0.2 million of payments made on our note payable.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

•

On July 27, 2018, we entered into a termination agreement with ARE-MA-Region No. 23 LLC (the “Landlord”) terminating, effective September 30, 2018, the lease agreement, dated October 31, 2006, as amended, between us and the Landlord, for our facility at 167 Sidney Street in Cambridge, Massachusetts. As a result of the lease termination, our contractual commitments related to our operating leases, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, would be revised as follows, as of September 30, 2018:

	As of September 30, 2018
(in thousands)	Total	2018	2019	2020	2021 and thereafter
Operating leases (1)	$504	$206	$209	$89	$—
Total	$504	$206	$209	$89	$—

(1)

Included in the contractual commitment amount for the 2018 period is the lease termination fee of approximately $0.2 million which was paid to the Landlord of our Cambridge facility in October 2018. Subsequent to October 2018, our material operating lease commitments relate solely to the lease for our Exton, Pennsylvania facility, which expires on May 31, 2020, subject to a three-year renewal option exercisable by us.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Alliance Revenue

Alliance revenue for the three and nine months ended September 30, 2018 and 2017 was comprised of the following:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2018	2017	Change	2018	2017	Change
GSK collaboration	$141	$141	0%	$424	$698	(39%)	(1)
Vivelix collaboration	—	14	-100%	56	14	300%	(2)
Other	4	9	(56%)	83	17	388%	(3)
Total Alliance revenue	$145	$164	(12%)	$563	$729	(23%)

(1)

GSK collaboration revenues for the three and nine months ended September 30, 2018 and 2017 primarily relate to the recognition of a $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which was initially recorded as deferred revenue. We are recognizing this deferred revenue as revenue on a straight-line basis over the anticipated performance period under the GSK Agreement. The decrease in GSK collaboration revenues during the nine months ended September 30, 2018 as compared to the corresponding 2017 period is due primarily to a change that we made during the second quarter of 2017 with respect to our anticipated performance period under our collaboration with GSK from the original estimate of 27 months to an updated estimate of 36 months, which we accounted for on a prospective basis. Additionally, the nine months ended September 30, 2017 period includes $0.1 million recognized for additional services provided for under the GSK Agreement. See Note 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our collaboration with GSK and the related accounting treatment.

(2)

Vivelix collaboration revenues for each of the nine months ended September 30, 2018 and 2017 relate to research services provided for under the Vivelix Agreement. See Note 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our collaboration with Vivelix and the related accounting treatment.

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2018	2017	Change	2018	2017	Change
IMO-2125 external development expense	$6,108	$1,788	242%	$16,901	$7,620	122%	(1)
IMO-8400 external development expense	—	1,824	(100%)	2,607	7,505	(65%)	(2)
Other drug development expense	2,056	5,093	(60%)	8,497	12,939	(34%)	(3)
Basic discovery expense	696	2,207	(68%)	4,907	6,647	(26%)	(4)
Severance and option modification expense	—	—	0%	—	5,577	(100%)	(5)
Total research and development expenses	$8,860	$10,912	(19%)	$32,912	$40,288	(18%)

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through September 30, 2018 we incurred approximately $33.2 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (ILLUMINATE-204), the preparation and conduct of our ongoing Phase 1b clinical trial of tilsotolimod monotherapy in patients with refractory solid tumors (ILLUMINATE-101), the preparation for, initiation and conduct of our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab in patients with metastatic melanoma (ILLUMINATE-301), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The increase in our IMO-2125 external development expenses during each of the three and nine months ended September 30, 2018, as compared to the corresponding 2017 period, was primarily due to increases in costs incurred with contract research organizations to support (i) our ongoing ILLUMINATE-204 trial, which we initiated in December 2015, (ii) our ongoing ILLUMINATE-101 trial, which we initiated in March 2017, and (iii) our ongoing ILLUMINATE-301, which we initiated in the first quarter of 2018.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $45.4 million in IMO-8400 external development expenses through September 30, 2018, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; our Phase 2 clinical trial in patients with dermatomyositis, which we determined in July 2018 to discontinue upon completion of final close-out activities; the manufacture of drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation. In July 2018, we terminated further development of IMO-8400.  As a result, we expect IMO-8400 external development expenses to be insignificant in future periods.

The decrease in our IMO-8400 external development expenses during each of the three and nine months ended September 30, 2018, as compared to the corresponding 2017 period, was primarily due to costs incurred during the 2017 period on clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation, which we did not incur in 2018 as a result of our decision in September 2016 to discontinue development of IMO-8400 for treatment of B-cell lymphomas and focus on the development of IMO-8400 for the treatment of dermatomyositis. Additionally, the decrease during the three months ended September 30, 2018, as compared to the corresponding 2017 period, was also attributed to us terminating further development of IMO-8400 in July 2018, which resulted in adjustments to certain accruals that offset costs incurred during the period.

(3)

Other Drug Development Expenses.    These expenses include external expenses associated with preclinical development of identified compounds in anticipation of advancing these compounds into clinical development, including IDRA-008. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with preclinical development and products in clinical development. The external expenses associated with preclinical compounds include payments to contract vendors for manufacturing and the related stability studies, preclinical studies, including animal toxicology and pharmacology studies, and professional fees. Other drug development expenses also include costs associated with compounds that were previously being developed but are not currently being developed. In July 2018, we suspended further preclinical research.  As a result, we expect other drug development expenses to be lower in future periods.

The decrease in other drug development expenses during each of the three and nine months ended September 30, 2018, as compared to the corresponding 2017 period, was primarily due to a decrease in external costs of preclinical programs, including related bulk drug manufacturing, toxicology studies and awareness and education programs, as we suspended preclinical research activities in July 2018 and focused on the development of our clinical drug candidates.

(4)

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our nucleic acid chemistry research programs. These expenses reflect charges for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses.  In July 2018, we suspended all internal discovery programs.  As a result, we expect basic discovery expenses to be lower in future periods.

The decrease in basic discovery expenses during each of the three and nine months ended September 30, 2018, as compared to the corresponding 2017 period, was primarily due to decreases in payroll, lab supplies and facility overhead expenses as a result of our restructuring initiatives, including the suspension of all internal discovery programs and closing of our Cambridge, Massachusetts facility.

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

For the three months ended September 30, 2018 and 2017, general and administrative expenses totaled $4.0 million and $3.9 million, respectively. For the nine months ended September 30, 2018 and 2017, general and administrative expenses totaled $11.8 million and $11.9 million, respectively.

Merger-related Costs, net

Merger-related costs, net consists of charges and, where applicable, credits for transaction and integration-related professional fees, employee retention, and other incremental costs directly related to these activities, which are offset by merger termination fees.

Merger-related costs, net for the three months ended September 30, 2018 amounted to a net credit of $3.8 million and was comprised of a $6.0 million fixed expense reimbursement received in connection with the termination of the Merger Agreement in July 2018, partially offset by $2.2 million of expenses incurred in connection with the transactions contemplated by the Merger Agreement, including legal and professional fees. Merger-related costs, net for the nine months ended September 30, 2018 amounted to a net charge of $1.2 million and was comprised of $7.2 million of expenses incurred in connection with the transactions contemplated by the Merger Agreement, including legal and professional fees, partially offset by a $6.0 million fixed expense reimbursement received in connection with the termination of the Merger Agreement. No such costs were incurred during 2017.

Restructuring Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions, contract termination and wind-down costs and asset impairments.

Restructuring costs for the three and nine months ended September 30, 2018 totaled $3.0 million and are a result of our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during 2017.

Interest Income

Interest income for the three months ended September 30, 2018 and 2017 totaled approximately $0.3 million and $0.2 million, respectively. Interest income for the nine months ended September 30, 2018 and 2017 totaled approximately $0.8 million and $0.5 million, respectively. Amounts may fluctuate from period to period due to changes in average investment balances, including money market funds classified as cash equivalents, and composition of investments.

Interest Expense

Interest expense for each of the three and nine months ended September 30, 2018 and 2017 totaled less than $0.1 million and related to interest incurred on the outstanding principal balance of our note payable, which was paid off in June 2018.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $11.6 million and $14.5 million for the three months ended September 30, 2018 and 2017, respectively, and $47.7 million and $51.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2018, all of our material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At September 30, 2018, all of our invested funds were invested in a money market fund, classified in cash and cash equivalents on the accompanying balance sheet, and a certificate of deposit, classified in restricted cash and other assets on the accompanying balance sheet.

Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 and “Part II, Item 1A. Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, which could be materially and adversely affect our business, financial condition or future results.

Item 6.Exhibits.

Exhibit No.	Description

10.1	Employment Offer Letter, dated August 20, 2018, by and between Idera Pharmaceuticals, Inc. and Bryant D. Lim

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: November 6, 2018	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	/s/ John J. Kirby
John J. Kirby
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)