Form 10-K
period 2018-12-31
IDERA PHARMACEUTICALS, INC.
filed 2019-03-06
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31918

IDERA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3072298
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

505 Eagleview Blvd., Suite 212	19341
Exton, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(484) 348-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $199.8 million based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2019, the registrant had 27,620,102 shares of common stock outstanding.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

__________________________________

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

ii

PART I.

Item 1.Business.

Overview

We are a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. Our current focus is on our Toll-like receptor, or TLR, agonist, tilsotolimod (IMO-2125), for oncology. We believe we can develop and commercialize targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we have entered into and may explore additional collaborative alliances to support development and commercialization.

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

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are currently developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, or BMS, in a Phase 3 trial. We are also evaluating intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a Phase 2 trial.

Clinical Development

Tilsotolimod (IMO-2125)

Tilsotolimod (IMO-2125) is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. We are developing tilsotolimod for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) squamous cell carcinoma of the head and neck in combination with nivolumab and ipilimumab, and (iii) microsatellite stable colorectal cancer in combination with nivolumab and ipilimumab. We refer to our tilsotolimod development program as the ILLUMINATE development program.

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately 50% of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor micro environment. We also believe TLR9 agonists may be useful in other solid tumor types that are refractory to anti-PD1 treatment due, in part, to low mutation load and low dendritic cell infiltration. Because TLR9 agonists, such as tilsotolimod, stimulate the immune system, we believe there is a scientific rationale to evaluate the combination of intratumoral injection of tilsotolimod with checkpoint inhibitors. Specifically, we believe intratumoral injection of tilsotolimod activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. Currently, there is minimal immunotherapy benefit, post chemotherapy, for patients with squamous cell carcinoma of the head and neck and no approved immunotherapy options for patients with microsatellite stable colorectal cancer.

In studies in preclinical cancer models conducted in our laboratories, intratumoral injection of TLR9 agonists, such as tilsotolimod, has potentiated the anti-tumor activity of multiple checkpoint inhibitors in multiple tumor models. These data have been presented at several scientific and medical conferences from 2014 through the first quarter of 2019. We believe these data support evaluation of combination regimens including the combination of a TLR9 agonist, such as tilsotolimod, with one or more checkpoint inhibitors for the treatment of cancer.

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

We are currently developing tilsotolimod for use in combination with checkpoint inhibitors for the treatment of patients with anti-PD1 refractory metastatic melanoma. We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 25,000 people will have advanced melanoma appropriate for systemic treatment, and over 50% will not have responded to anti-PD1 therapy.

Tilsotolimod has received Orphan Drug Designation for the treatment of melanoma Stages IIb to IV and Fast Track designation for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy from the U.S. Food and Drug Administration, or FDA.

ILLUMINATE-204 - Phase 1/2 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab or Pembrolizumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod, administered intratumorally, in combination with ipilimumab, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory), which we refer to as ILLUMINATE-204. We subsequently amended the trial protocol to enable an additional arm to study the combination of tilsotolimod with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co., Inc., in the same patient population. In this clinical trial, tilsotolimod is administered intratumorally into a selected tumor lesion at weeks 1, 2, 3, 5, 8, 11, 17, 23 and 29 (total of 9 doses) together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. For patients who lack superficially accessible disease for injection, tilsotolimod is administered via injection into deep lesions, such as liver metastases, using interventional radiology guidance.

The trial was initiated at The University of Texas, MD Anderson Cancer Center, or MD Anderson, under the strategic research alliance we entered into with MD Anderson in June 2015, and additional sites have been added through the fourth quarter of 2018.  The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of tilsotolimod when administered intratumorally in combination with ipilimumab or pembrolizumab. The primary objective of the Phase 2 portion of the trial is to determine the objective response rate to the combinations using immune-related response criteria (irRC) and RECIST v1.1 criteria.  The secondary objectives of the Phase 2 portion of the trial include the assessment of treatment response utilizing irRC, determination of median progression free survival (PFS) and median overall survival (OS), and to continue to characterize the safety of the combinations. In the Phase 1 portion of the trial, serial biopsies are being taken of selected injected and non-injected tumor lesions pre- and post-24 hours of the first dose of tilsotolimod, as well as at 8 and 13 weeks, to assess immune changes and response assessments. In the Phase 2 portion of the trial, biopsies are optional.

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

At the 37th Annual J.P. Morgan Healthcare Conference in January 2019, we provided an update on our Phase 1/2 trial evaluating tilsotolimod in combination with ipilimumab at the recommended 8 mg dose level, noting that as of our December 2018 data-cut, a total of 37 patients had been dosed at the 8 mg dose level and 34 patients treated at the 8 mg dose level had at least one post-baseline disease assessment.  Of these 34 patients, three had a complete response and eight had a partial response, representing an overall response rate of 32.4%. One of the three patients who had a complete response has been continuing off active treatment for more than two years and has remained disease free. Additionally, fifteen other patients who were treated at the 8 mg dose level experienced stable disease. In the aggregate, 26 of the 34 patients achieved stable disease or better, representing a disease control rate of 76.5%. Additionally, as of the response data cutoff date, one patient who was treated at the 4 mg dose had an ongoing partial response and had been off active treatment for more than two years. The combination of tilsotolimod and ipilimumab continues to be well-tolerated.

In addition, other key findings include data demonstrating a clear systemic antitumor effect on distant uninjected tumors from the treatment of tilsotolimod in combination with ipilimumab. Also, data was presented showing that clinical responses were observed in patients whose tumors had low HLA-ABC expression at baseline, before treatment was started. Given that HLA-ABC expression is required for ipilimumab anti-tumor activity (Rodig, 2018), this demonstrates the contribution of tilsotolimod to overcome resistance to ipilimumab in tumors with low HLA-ABC expression, thereby enhancing the overall response rate compared to that expected with ipilimumab alone.

Pembrolizumab Arm

In the Phase 1 portion of the pembrolizumab arm of our Phase 1/2 clinical trial of tilsotolimod, we are evaluating escalating doses of tilsotolimod ranging from 8 mg through 32 mg.

We have completed enrollment of a total of six patients in the 8 mg and 16 mg dosing cohorts in the Phase 1 dose escalation portion of the pembrolizumab arm of the trial and have dosed two patients in the 32 mg dosing cohort. One patient who was treated at the 16 mg dose has experienced an ongoing complete response by RECIST v1.1 criteria.

The ILLUMINATE-204 trial was closed for enrollment in February 2019, with a total of 52 patients enrolled. Final data is expected during the fourth quarter of 2019.

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301.  This trial will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization, will have a sample size of approximately 300 patients and will be conducted at up to 110 sites worldwide. The primary endpoints of the trial are overall response rate (ORR) by RECIST v1.1 and median overall survival (OS). Key secondary endpoints include ORR by irRECIST, durable response rate, median time to response, median progression free survival (PFS) and patient reported outcomes using a validated scale. Enrollment is ongoing and expected to be completed by the end of 2019.

We have held discussions with and plan to continue to engage with regulatory authorities regarding the paths to registration for tilsotolimod in combination with ipilimumab in anti-PD1 refractory metastatic melanoma patients, including potentially through an accelerated approval process based on the analysis of the ORR in the Phase 3 trial with the final analysis of OS providing the confirmatory data for full approval.

As discussed below under the heading “Collaborative Alliances,” in May 2018, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab), at its cost and for no charge to us, for use in ILLUMINATE-301.

ILLUMINATE-101 - Phase 1b Trial of Intra-tumoral Tilsotolimod (IMO-2125) Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1b dose escalation trial of tilsotolimod administered intratumorally as a monotherapy in multiple tumor types, which we refer to as ILLUMINATE-101. In this trial, tilsotolimod is administered intratumorally on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles (19 total doses).  We completed enrollment of a total of 38 patients in four dose-escalation cohorts at doses of 8mg (cohort 1, n=11), 16mg (cohort 2, n=8), 23mg (cohort 3, n=10) and 32mg (cohort 4, n=9).  There were no dose-limiting toxicities observed and tilsotolimod appeared to be well tolerated at each of the dose levels tested. An additional purpose of this study was to obtain tumor biopsies to assess the effect of tilsotolimod on the tumor microenvironment in multiple types of solid tumors and inform the expansion of the development program beyond melanoma. Initial translational data confirms robust Type I IFN pathway activation 24 hours following a single intratumoral dose of tilsotolimod, which is similar to that observed and previously reported in the tumor biopsies from the ILLUMINATE-204 melanoma subjects.

We are also enrolling a melanoma expansion cohort to assess whether tilsotolimod as a monotherapy (8mg dose) has any clinical activity in patients with metastatic melanoma who have progressed on or after treatment with a PD-(L)1 inhibitor. We believe this is unlikely and are therefore utilizing a Simon’s optimal two-stage design to test for clinically and statistically relevant clinical activity. With this method, eight patients will be treated and monitored for a RECIST v1.1 response in Stage 1.  If two or more patients have a response, then the cohort will continue to Stage 2, in which 14 more patients will be treated, for a total of 22 patients. To date, 16 patients have been enrolled, however, accrual has been paused until we have evaluated the clinical outcome in the first eight patients. The melanoma expansion cohort will stop if analysis shows there is insufficient evidence of a clinically relevant response rate in those first eight patients.

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, as single agents or in combination, for other solid tumors including, among others,  squamous cell carcinoma of the head and neck (SCCHN) and dMMR/MSI-H colorectal cancer (CRC).

Squamous cell carcinoma is the most frequent malignant tumor of the head and neck region and develops from the mucosal linings of the upper aerodigestive tract. Although the majority of patients present with loco-regional disease, more than 50% will succumb to recurrent or metastatic disease despite aggressive therapy with surgery, radiation, and/or chemotherapy. Relapsed or metastatic SCCHN (RM SCCHN) is an incurable disease with a poor prognosis and the mortality rate of patients presenting with advanced disease remains high. Recently, the results from prospectively conducted trials employing the immune-modulating antibodies nivolumab and pembrolizumab following chemotherapy heralded a new era of treatment for RM SCCHN. Patients responding to these agents have seen durable responses and in controlled studies an overall survival benefit has been demonstrated for the anti PD-1 antibodies versus standard of care chemotherapy. The challenge remains to increase the percentage of patients responding to these treatments, which currently ranges from 13% to 23% depending on the line of therapy.

Nivolumab administered as monotherapy or in combination with ipilimumab, has demonstrated benefit and is approved for the treatment of dMMR/MSI-H mCRC. However, in a previously treated microsatellite stable (MSS) CRC patient population, nivolumab + ipilimumab combination therapy did not produce objective responses. MSS CRC has been shown to be highly immunosuppressive. Moreover, the tumor microenvironment in MSS CRC has been shown to keep dendritic cells in an immature state. Given tilsotolimod’s mechanism of action of activating dendritic cells, it may serve a complementary function to nivolumab and ipilimumab, within the  immunosuppressive TME of MSS CRC patients.

We believe, based on internally conducted research, that annually in the United States, approximately 140,000 people are diagnosed with CRC, of which 85% are MSS, and there are approximately 50,000 deaths attributed to CRC. Additionally, we believe that annually in the United States, approximately 64,000 people are diagnosed with SCCHN and there are approximately 14,000 deaths attributed to SCCHN.

ILLUMINATE-206 - Phase 2 Trial of Tilsotolimod (IMO-2125) in Combination with Nivolumab and Ipilimumab for the treatment of Solid Tumors

In December 2018, we submitted an IND application to the FDA to evaluate tilsotolimod administered intratumorally, in combination with nivolumab and ipilimumab in a Phase 2, multi-cohort study that anticipates the study of multiple solid tumors. We received notification from the FDA in January 2019 that the study may proceed and expect to initiate the Phase 2, multicohort study for the treatment of specific solid tumors in the second quarter of 2019.  We refer to this study as ILLUMINATE-206.

Each cohort in this study is designed to be conducted in two parts. The purpose of the first part (Part 1) is for signal finding and utilizes a Simon’s minimax two-stage design in a single-arm. The primary objective of Part 1 is to evaluate the efficacy (measured by ORR based on RECIST v1.1) of intratumoral tilsotolimod in combination with nivolumab and ipilimumab. The secondary objectives of Part 1 are to assess tilsotolimod in combination with nivolumab and ipilimumab by evaluating safety, tolerability, plasma concentrations and immunogenicity. Based on the data from Part 1 of each cohort, expansion of a cohort may be conducted as Part 2.  Part 2 objectives will be determined after the decision is made to initiate Part 2 of a given cohort. The start and end of the study will be independent for each cohort.

The initial ILLUMINATE-206 cohorts are as follows:

•	Cohort 1: RM SCCHN in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab;

•	Cohort 2: RM SCCHN in immunotherapy-refractory patients treated with tilsotolimod in combination with nivolumab and ipilimumab; and
•	Cohort 3: Relapsed/refractory MSS CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab.

Within Cohort 1, 41 patients are planned to be enrolled (22 patients in Stage 1 and 19 patients in Stage 2). Within Cohorts 2 and 3, 36 patients each are planned for enrollment (20 patients in Stage 1 and 16 patients in Stage 2). Each cohort is planned to be recruited for the first stage of Part 1.

We plan to initiate enrollment for cohorts 1 and 3 (immunotherapy-naïve patients) at approximately 12 total sites within the United States and Spain in the second quarter of 2019. We intend to initiate cohort 2 (immunotherapy-refractory patients) at the appropriate time.

Suspended Programs

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

IMO-9200 for Autoimmune Disease

We have developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In 2015, we completed a Phase 1 clinical trial of IMO-9200 in healthy subjects as well as additional preclinical studies of IMO-9200 for autoimmune diseases. In 2015, we determined not to proceed with the development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of our company. In November 2016, we entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd., or Vivelix, granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders, which agreement we refer to as the Vivelix Agreement. On November 4, 2018, Vivelix notified us that they decided to terminate ongoing development activities related to IMO-9200. Subsequently, on March 4, 2019, Vivelix and we mutually agreed to terminate the Vivelix Agreement. See Note 9 of the notes to our financial statements in this Annual Report on Form 10-K for additional information.

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

In connection with these actions, we are eliminating a total of 18 positions, primarily in the area of discovery, representing approximately 40% of our employee base. Of the 18 positions being eliminated, 16 have been eliminated as of December 31, 2018 with the remaining two expected to be eliminated by the second quarter of 2019. We have incurred one-time termination costs in connection with the reduction in workforce, which includes severance, benefits and related costs, of approximately $2.5 million during the year ended December 31, 2018 and expect to incur an additional $0.2 million during the year ending December 31, 2019. We incurred approximately $0.5 million and $0.2 million, respectively, of non-cash impairment charges against the carrying values of equipment previously used in our Cambridge facility and prepaid expenses for facility-related contracts during the year ended December 31, 2018. Additionally, we entered into a lease termination agreement on July 27, 2018 with ARE-MA-Region No. 23 LLC which terminated our lease agreement for our Cambridge facility, effective September 30, 2018. We incurred a $0.2 million early termination fee, although the lease termination is expected to result in annual cash savings of approximately $2.0 million.

Clinical Research Support Agreement

In April 2018, we entered into a clinical development support agreement with Pillar Partners Foundation, or Pillar Partners.  Under the terms of the agreement, Pillar Partners agreed to provide direct funding to support three investigator initiated clinical trials to further strategically expand the clinical research of tilsotolimod into broader melanoma populations and other solid tumors, and we agreed to provide tilsotolimod for these trials. During the third quarter of 2018, Pillar Partners sought additional consideration in order to provide their funding.  As a result, in October 2018, we terminated the agreement with Pillar Partners; however, we expect to move forward with certain of the investigator initiated clinical trials of tilsotolimod originally contemplated under such agreement. We believe these trials will allow us to expand our knowledge and understanding of the various cancer types and combinations in which tilsotolimod could play a significant role in improving patient outcomes.

Collaborative Alliances

In addition to our current alliances, we may seek to enter into additional collaborative alliances to support development and commercialization of our TLR agonists and antagonists. Our current alliances include collaborations with BMS, GSK and Abbott Molecular.

Collaboration with Bristol-Meyers Squibb

Effective May 18, 2018, we entered into a clinical trial collaboration and supply agreement with BMS to clinically evaluate the combination of our TLR-9 agonist, tilsotolimod (IMO-2125), with BMS’s therapy YERVOY® (ipilimumab), which agreement we refer to as the BMS Collaboration and Supply Agreement.

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

Collaboration with Vivelix Pharmaceuticals, Ltd.

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

In accordance with the Vivelix Agreement, a Joint Research Committee, or JRC, was formed with equal representation from us and Vivelix. The responsibilities of the JRC, include, but are not limited to monitoring the progress of the research program, advising on the designation of back-up compounds, sharing information between the parties and dealing with disputes that may arise between the parties. If a dispute cannot be resolved by the JRC, Vivelix has final decision-making authority.

Pursuant to the Vivelix Agreement, Vivelix could request that we create, characterize and perform research on back-up compounds.  Such activity was to be mutually agreed upon and moderated by the JRC. The research period commenced with the execution of the agreement and may last for up to three years. As a result of our decision to wind-down our discovery operations as further described in under the heading “Corporate Consolidation and Wind-down of Discovery Operations,” in July 2018, we informed Vivelix that no additional research projects will be undertaken by the Company.

Vivelix has certain rights under the agreement whereby it may (i) exercise the right of first refusal, (ii) the right of first negotiation to obtain an exclusive license for any compound controlled by us that has activity in the field of inflammatory bowel disease and (iii) the right to request an expanded Field beyond the GI Field.

Under the terms of the Vivelix Agreement, we received an upfront, non-refundable fee of $15 million.  In addition, we will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. As it relates to back-up compounds, including certain compounds controlled by us as of the effective date of the Vivelix Agreement and/or those created at Vivelix’s request under the research program, we will be eligible for related designation payments and development, regulatory and sales milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. Under the terms of the Vivelix Agreement, we have performed research services, as requested by Vivelix and at Vivelix’s expense. To date, Vivelix has not designated any back-up compounds subject to the research program.

Pursuant to the Vivelix Agreement, Vivelix conducted two clinical studies on IMO-9200 in the field of inflammatory bowel diseases.  While there were no apparent safety signals identified in either study, there was no apparent benefit associated with IMO-9200 at the doses studied compared with placebo.  As a result, Vivelix has decided to terminate ongoing development activities related to IMO-9200. Additionally, on March 4, 2019, Vivelix and we mutually agreed to terminate the Vivelix Agreement. Accordingly, we are no longer eligible to receive any future milestone or royalty-based payments and all rights previously granted to Vivelix with respect to IMO-9200 and certain back-up compounds to IMO-9200 revert back to us.

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

The GSK Agreement also provided GSK with the option to select up to two additional targets at any time during the first two years of the agreement, for further research under mutually agreed upon research plans. Upon selecting additional targets, GSK then had the option to designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate. GSK did not select any additional targets for research through the expiry of the option period.

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

Under the terms of the GSK Agreement, we received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, we were eligible to receive a total of up to approximately $100 million in license, research, clinical development and commercialization milestone payments, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not selecting additional targets during the two-year option period, we are now only eligible to receive a total of up to approximately $20 million in license, research, clinical development and commercialization milestone payments, of which $1 million of these milestone payments would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, we are eligible to receive royalty payments based on net sales of licensed products following commercialization at varying rates of up to five percent on annual net sales, as defined in the GSK Agreement.

Collaboration with Abbott Molecular

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

The parties’ activities pursuant to the agreed development, regulatory and commercialization plans are governed by a joint steering committee, with Abbott Molecular retaining final decision-making authority, subject to its obligations under the agreement, for development, manufacture and marketing of the companion diagnostic and our retaining final decision-making authority, subject to our obligations under the agreement, for the development, manufacture and marketing of IMO-8400.

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

Research and Development Expenses

We are committed to redefining the treatment of certain cancers and rare diseases and have historically dedicated a significant portion of our resources to our efforts on the discovery and development of our drug candidates.  For the years ended December 31, 2018, 2017 and 2016, we spent approximately $41.8 million, $50.7 million, and $39.8 million, respectively, on research and development activities. We plan to continue to invest in research and development, primarily with respect to our clinical trials of tilsotolimod. Accordingly, we anticipate that a significant portion of our operating expenses will continue to be related to clinical development in 2019 and beyond.

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

As of February 15, 2019, we owned approximately 51 U.S. patents and patent applications and about 139 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and tilsotolimod (IMO-2125), as well as other compounds. These patents expire at various dates ranging from 2023 to 2037. With respect to IMO-8400, we have six issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that provide exclusivity for IMO-8400 until at least 2031. With respect to IMO-9200, we have nine issued U.S. patents that cover the chemical composition for IMO-9200 and methods of its use that provide exclusivity for IMO-9200 until at least 2034. With respect to tilsotolimod, we have an issued U.S. patent that covers the chemical composition of matter of tilsotolimod and methods of its use that will expire in 2025. We have pending applications in the United States and outside of the United States that cover methods of treatment or use with tilsotolimod with expiration dates of 2035 and 2037.

As of February 15, 2019, we owned three issued U.S. patents, approximately 38 issued foreign patents, one pending U.S. patent application and four foreign patent applications (including pending applications under the Patent Cooperation Treaty, or PCT) related to our nucleic acid chemistry compounds and methods of their use. The issued patents covering our nucleic acid chemistry technologies have an earliest statutory expiration date in 2030.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We are currently developing tilsotolimod (IMO-2125), our TLR agonist drug candidate, for the treatment by intra-tumoral injection of multiple oncology indications in combination with checkpoint inhibitors. There are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate, tilsotolimod, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

We are aware of other companies developing TLR agonists as well as other mechanisms of action that are focused on stimulating the immune response. These companies include, but are not limited to, Aduro Biotech, Inc., BioLineRx Ltd., Checkmate Pharmaceuticals, Inc., Dynavax Technologies Corporation, Exicure, Inc., Gilead Sciences Inc., GlaxoSmithKline plc, Hoffmann-La Roche Ltd., Innate Immunotherapeutics Ltd., Mologen AG VentiRx Pharmaceuticals Inc., Nektar Therapeutics, and Telormedix S.A.

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

We anticipate that the competition with our drug candidate, tilsotolimod, and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of tilsotolimod and competitive products will also affect competition among products. We expect the relative speed with which we can develop tilsotolimod, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides recommendations as to whether a trial should move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies, or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, or the PPACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (increasing to 70% in 2019) point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

established the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019. Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The Trump Administration has also taken executive actions to repeal or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

Employees

As of February 15, 2019, we employed 36 individuals, 21 of whom are engaged in research and development activities and seven of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 1989 and our office headquarters is located at 505 Eagleview Boulevard, Suite 212, Exton, Pennsylvania 19341.

Information Available on the Internet

Our internet address is www.iderapharma.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or the SEC. The SEC maintains an internet site at www.sec.gov containing reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, which may be difficult to obtain on terms attractive to us or at all. Our failure to obtain necessary financing or doing so on unattractive terms could result in the termination of our operations and the sale and license of our assets or otherwise adversely affect our research and development programs and other operations.

We had cash, cash equivalents and investments of approximately $71.4 million at December 31, 2018. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operations through the one-year period subsequent to the filing date of this Annual Report on Form 10-K. Specifically, we believe that our available funds will be sufficient to enable us to perform the following during this one-year period:

(i)	complete enrollment and continue to execute on:
a)	the Phase 1 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
b)	the Phase 2 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
c)	the Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301); and
d)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types (ILLUMINATE-101);
(ii)	initiate our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of certain solid tumors (ILLUMINATE-206);
(iii)	fund certain investigator initiated clinical trials of tilsotolimod; and
(iv)	maintain our current level of general and administrative expenses in order to support the business.

We expect that we will need to raise additional funds in order to complete our ongoing clinical trials of tilsotolimod and to continue to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

•	the results of our clinical development activities in our tilsotolimod program or any other drug candidates we develop on the timelines anticipated;
•	the cost, timing and outcome of regulatory reviews;
•

competitive and potentially competitive products and technologies and investors' receptivity to tilsotolimod or any other drug candidates we develop and the technology underlying them in light of competitive products and technologies;

•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

•	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into; and
•	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 13 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred losses in every year since our inception, except for 2002, 2008, and 2009 when our recognition of revenues under license and collaboration agreements resulted in our reporting net income for those years. As of December 31, 2018, we had an accumulated deficit of $664.4 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2017, we incurred losses of $404.1 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2018, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Risks Relating to Our Business, Strategy and Industry

We are depending heavily on the development of our lead TLR-targeted drug candidate, tilsotolimod, in our immuno-oncology program. If we terminate the development of this program or are unable to successfully develop and commercialize tilsotolimod or any other drug candidate, or experience significant delays in doing so, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our immuno-oncology and rare disease programs. In the future, we intend to invest a significant portion of our time and financial resources in the development of our lead TLR-targeted candidate, tilsotolimod, in our immuno-oncology program. For instance, we are conducting (i) a Phase 1/2 clinical trial of tilsotolimod, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma, (ii) a Phase 3 clinical trial of tilsotolimod, administered intra-tumorally, in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma, and (iii) a Phase 1b trial of tilsotolimod, administered intra-tumorally, as a monotherapy in patients with refractory solid tumors.  We also plan to initiate a Phase 2 clinical trial of tilsotolimod in combination with checkpoint inhibitors for the treatment of multiple tumor types in 2019.

We anticipate that our ability to generate product revenues will depend heavily on the successful development and commercialization of our TLR drug candidate, tilsotolimod.

Our ability to generate future milestone and royalty revenues under our current collaboration with GSK, and under any other collaboration that we enter into with respect to our other programs, will depend on the development and commercialization of the drug candidates being developed under the collaborations.

We have entered into and may in the future continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonists and antagonist candidates and with respect to additional applications of our nucleic acid chemistry technology program, which we suspended internally in 2018. Should we in the future seek to do so, we may not be able to enter into such agreements on attractive terms or at all.

Our ability to successfully develop and commercialize potential drug candidates will depend on our ability to overcome these recent challenges and on several factors, including the following:

•	the drug candidates demonstrating activity in clinical trials;
•	the drug candidates demonstrating an acceptable safety profile in nonclinical toxicology studies and during clinical trials;
•	timely enrollment in clinical trials of drug candidates, which may be slower than anticipated, potentially resulting in significant delays;
•	satisfying conditions imposed on us and/or our collaborators by the FDA or equivalent foreign regulatory authorities regarding the scope or design of clinical trials;
•	the ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory authorities, the safety and efficacy of the drug candidates through current and future clinical trials;
•	timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;
•	the ability to combine our drug candidates and the drug candidates being developed by our collaborators and any other collaborators safely and successfully with other therapeutic agents;
•	achieving and maintaining compliance with all regulatory requirements applicable to the products;
•	establishment of commercial manufacturing arrangements with third-party manufacturers;
•	the ability to secure orphan drug exclusivity for our drug candidates either alone or in combination with other products;
•	the successful commercial launch of the drug candidates, assuming FDA approval is obtained, whether alone or in combination with other products;
•	acceptance of the products as safe and effective by patients, the medical community, and third-party payors;
•	competition from other companies and their therapies;
•	changes in treatment regimens;
•	favorable market conditions in which to raise additional capital;
•	the strength of our intellectual property portfolio in the United States and abroad; and
•	a continued acceptable safety and efficacy profile of the drug candidates following marketing approval.

We are in the early stages of developing our TLR9 agonists in combination with checkpoint inhibitors, which is a novel technology, and our efforts may not be successful or result in any approved and marketable products.

In June 2015, we entered into a strategic clinical research alliance with MD Anderson to advance clinical development of TLR9 agonists in combination with checkpoint inhibitors. We initiated the first trial from the research alliance, a Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod, administered intra-tumorally in combination with ipilimumab, a CTLA4 antibody, in patients with metastatic melanoma (anti-PD1 refractory) in the fourth quarter of 2015. While we have evaluated the safety profile of tilsotolimod in previous trials, in those trials we evaluated the safety profile of tilsotolimod by subcutaneous injection and not by intra-tumoral injection. In addition, while, as a marketed product, the safety profile of ipilimumab is known, the safety profile of the combination of tilsotolimod and ipilimumab has not been evaluated in previous trials. These factors may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of tilsotolimod in combination with ipilimumab, or any other checkpoint inhibitor. Furthermore, we have expanded the Phase 1/2 clinical trial to include the assessment of safety and efficacy of tilsotolimod, administered intra-tumorally in combination with pembrolizumab, an anti-PD1 antibody in patients with metastatic melanoma (anti-PD1 refractory). While, as a marketed product, the safety profile of pembrolizumab is known, the safety profile of the combination of tilsotolimod and pembrolizumab has not been evaluated in previous trials and may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of tilsotolimod in combination with pembrolizumab, or any other checkpoint inhibitor. Additionally, we are planning to initiate a Phase 2 clinical trial of tilsotolimod in combination with nivolumab, an anti-PD1 antibody, and ipilimumab, in patients with various solid tumors. Similar to ipilimumab, as discussed above, while as a marketed product the safety profile of nivolumab is known, the safety profile of the combination of tilsotolimod and nivolumab has not been evaluated in previous trials. These factors may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us to suspend or terminate any clinical trials that we may conduct of tilsotolimod in combination with nivolumab and ipilimumab, or any other checkpoint inhibitor.

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

Patient enrollment can be affected by other factors, including the:

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

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs. Neither we nor any other company have obtained regulatory approval to market such TLR-targeted drug candidates as therapeutic drugs, and no such products currently are being marketed. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent large-scale clinical trials. Further, the chemical and pharmacological properties of RNA- and DNA-based compounds targeted to TLRs may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified.

Moreover, only five nucleic acid-based therapeutics have been approved by the FDA for marketing in the United States since 1998 and are currently being marketed. As such, oligonucleotides as a chemical class of drug candidates have limited precedence for successful late-stage development and regulatory approval. As we progress our oligonucleotide drug candidate and conduct long-term nonclinical toxicology studies, we expect to encounter an increased risk of generating clinical adverse events and nonclinical toxicology study results that will require careful interpretation. In animal toxicology studies, we have observed adverse treatment-related effects on serum complement as well as evidence of adverse kidney, vascular, and heart pathology in longer term dosing of animals with our oligonucleotide compounds, which we believe are consistent with data previously generated with other third party oligonucleotides. Given the limited experience in assessing the relevance of oligonucleotide-related adverse animal toxicology findings to humans, the clinical and regulatory context for interpreting the significance of such events and results is not well established.

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

We are developing our TLR-targeted drug candidate, tilsotolimod, for use in our immuno-oncology program. We are conducting a Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab, a CTLA4 antibody, or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma; a Phase 3 Trial of tilsotolimod in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma;  a Phase 1b trial of tilsotolimod monotherapy in patients with refractory solid tumors; a Phase 2 clinical trial of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of solid tumors and may initiate additional clinical trials of tilsotolimod in our immuno-oncology program in combination with checkpoint inhibitors for the treatment of multiple tumor types. In the immune-oncology environment, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate and program, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

We are aware of other companies developing TLR agonists as well as other mechanisms of action that are focused on stimulating the immune response. These companies include, but are not limited to, Aduro Biotech, Inc., BioLineRx Ltd., Checkmate Pharmaceuticals, Inc., Dynavax Technologies Corporation, Exicure, Inc., Gilead Sciences

Inc., GlaxoSmithKline plc, Hoffmann-La Roche Ltd., Innate Immunotherapeutics Ltd., Mologen AG VentiRx Pharmaceuticals Inc., Nektar Therapeutics, and Telormedix S.A.

Some potentially competitive products have been in development or commercialized for years, in some cases by large, well established pharmaceutical companies. Many of the marketed products have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such products by the medical community, patients, and third-party payors. Additionally, in some instances, insurers and other third-party payors seek to encourage the use of generic products, which makes branded products, such as is planned for our drug candidates upon commercialization, potentially less attractive, from a cost perspective, to buyers.

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

Since our inception, we have conducted clinical trials of a number of compounds and are planning to initiate clinical trials for a number of additional disease indications. Specifically:

•

we are conducting a Phase 1/2 clinical trial of tilsotolimod, administered intra-tumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma, a Phase 3 clinical trial of tilsotolimod, administered intra-tumorally, in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma, and a Phase 1b trial of tilsotolimod administered intra-tumorally, as a monotherapy in patients with refractory solid tumors;

•

we plan to conduct a Phase 2 trial of tilsotolimod, administered intra-tumorally, in combination with ipilimumab and nivolumab in patients with squamous cell carcinoma of the head and neck and MSS-colorectal cancer; and

•	we may conduct additional clinical trials of tilsotolimod in our immuno-oncology program and in combination with checkpoint inhibitors for the treatment of multiple tumor types.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to develop or seek regulatory approval in the United Kingdom and/or European Union for our drug candidates, which could significantly and materially harm our business.

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

In June 2017, the FDA granted us orphan drug designation for tilsotolimod for the treatment of melanoma Stages IIb to IV. However, there can be no assurance that we will obtain orphan drug designation or exclusivity for any other disease indications for which we develop tilsotolimod, or for our other drug candidates. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

In November 2017, the FDA granted us fast track designation for tilsotolimod for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy.  However, even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

•

False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•

HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•	Transparency Requirements—federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•

Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services and are generally broad and are enforced by many different federal and state agencies as well as through private actions.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The Trump Administration has also taken a number of executive actions to repeal or delay implementation of the PPACA. Most recently, the Tax Cuts and Jobs Act of 2017 repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

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

Compliance with the FCPA and other anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States, has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain drugs and drug candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA and other anti-bribery laws can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We depend on information technology, infrastructure and data to conduct our business. Any significant disruption could have a material adverse effect on our business.

We are dependent upon information technology, infrastructure and data. Computer systems, including ours and those of our suppliers, partners and service providers, contain sensitive confidential information or intellectual property.  Computer systems are vulnerable to service interruption or destruction, cyber-attacks (both malicious and random) and other natural or man-made incidents or disasters, which may be prolonged or go undetected.  Such events and attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. A significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations.

Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients or other business partners may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Risks Relating to Collaborators

Our existing collaborations and any collaborations we enter into in the future may not be successful.

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. We are currently a party to a collaboration and license agreement with GSK for the development of our nucleic acid chemistry technology for certain renal indications, which we entered into in November 2015.

Our current collaboration, or any collaborations we may enter into in the future, may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, in March 2019, Vivelix and we mutually agreed to terminate the Vivelix Agreement.  The termination or expiration of our current collaboration agreement or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

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

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology. For example, potential collaborators may note that our prior TLR collaborations with Vivelix, Novartis and with Merck KGaA have been terminated. Potential collaborators may also be reluctant to establish collaborations with respect to tilsotolimod (IMO-2125), IMO-8400 or IMO-9200, given our prior setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of February 15, 2019, we owned approximately 51 U.S. patents and patent applications and approximately 139 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and tilsotolimod (IMO-2125), as well as other compounds. These patents expire at various dates ranging from 2023 to 2037. With respect to IMO-8400, we have six issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use that provide exclusivity for IMO-8400 until at least 2031. With respect to IMO-9200, we have nine issued U.S. patents that cover the chemical composition for IMO-9200 and methods of its use that provide exclusivity for IMO-9200 until at least 2034. With respect to tilsotolimod, we have an issued U.S. patent that covers the chemical composition of matter of tilsotolimod and methods of its use that will expire in 2025. We have pending applications in the United States and outside of the United States that cover methods of treatment or use with tilsotolimod with expiration dates of 2035 and 2037.

As of February 15, 2019, we owned three issued U.S. patents, approximately 38 issued foreign patents, one pending U.S. patent application, and four foreign patent applications (including pending applications under the Patent Cooperation Treaty, or PCT) related to our nucleic acid chemistry compounds and methods of their use. The issued patents covering our nucleic acid chemistry technologies have an earliest statutory expiration date in 2030.

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

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations, and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We expect to contract with contract research organizations for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory agencies require us to comply with certain standards, commonly referred to as good clinical practices, and applicable regulatory requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such studies or trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

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

We have three significant securityholders. If these securityholders choose to act together, they could exert substantial influence over our business. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, they would be entitled to receive consideration in excess of their reported beneficial ownership of our common stock.

As of February 15, 2019, Baker Bros. Advisors LP, and certain of its affiliated funds, which we refer to collectively as Baker Brothers, held 4,839,895 shares of our common stock and pre-funded warrants to purchase up to 2,768,882 shares of our common stock at an exercise price of $0.08 per share. As of February 15, 2019, Baker Brothers beneficially owned 17.7% of our outstanding common stock. In addition, one member of our board of directors is an affiliate of Baker Brothers. Under the terms of the pre-funded warrants issued to Baker Brothers, Baker Brothers is not permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days' prior written notice to us, provided that in no event is Baker Brothers permitted to exercise such warrants to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. The information in this paragraph is based on a Schedule 13D/A filed with the SEC on September 20, 2018; Form 4s filed with the SEC on October 3, 2018 and January 4, 2019; and on information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file registration statements to register for resale the shares of our common stock, including shares issuable upon the exercise of warrants, held by Baker Brothers

As of February 15, 2019, entities affiliated with Pillar Invest Corporation, which we refer to collectively as the Pillar Investment Entities, held 2,447,407 shares of our common stock. As of February 15, 2019, the Pillar Investment Entities beneficially owned 9.0% of our outstanding common stock.  The Pillar Investment Entities are subject to contractual limitations that limit their ability to exercise any securities held by them that are exercisable into shares of our common stock to the extent that such exercise would result in the Pillar Investment Entities and their affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such securities.  The information in this paragraph is based on a  Schedule 13D/A filed with the SEC on October 17, 2016; Form 4s filed with the SEC on October 17, 2017 and August 17, 2018; and on information provided to us by Pillar Invest Corporation.

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

As of February 15, 2019, Castellina Ventures Ltd., or Castellina, held 2,137,638 shares of our common stock, constituting 7.7% of our outstanding common stock. The information in this paragraph is based on a Schedule 13G filed with the SEC on September 4, 2018.

Our stock price has been and may in the future be extremely volatile. In addition, because our common stock has historically been traded at low volume levels, our investors' ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

Our stock price has been and may in the future be volatile. During the period from January 1, 2018 to February 15, 2019, the closing sales price of our common stock ranged from a high of $20.40 per share to a low of $2.25 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices  of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 11,000 square feet of office space located in Exton, Pennsylvania. The lease expires on May 31, 2020 subject to a three-year renewal option exercisable by us. We have specified rights to sublease this facility.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “IDRA” on the Nasdaq Capital Market.

Holders of Record

As of February 15, 2019, we had approximately 76 common stockholders of record registered on our books, excluding shares held through banks and brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended December 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2018.

Item 6.Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$662	$902	$16,199	$249	$73
Operating expenses:
Research and development	41,841	50,653	39,824	33,699	27,493
General and administrative	15,420	15,588	15,132	15,396	11,332
Merger-related costs, net	1,245	1,128	—	—	—
Restructuring costs	3,112	—	—	—	—
Total operating expenses	61,618	67,369	54,956	49,095	38,825
Loss from operations	(60,956)	(66,467)	(38,757)	(48,846)	(38,752)
Other income (expense):
Interest income	1,089	574	415	357	66
Interest expense	(11)	(50)	(80)	(105)	(27)
Foreign currency exchange (loss) gain	(3)	(41)	33	39	71
Net loss	$(59,881)	$(65,984)	$(38,389)	$(48,555)	$(38,642)
Loss on extinguishment of convertible preferred stock, and preferred stock accretion and dividends	—	—	—	—	519
Net loss applicable to common stockholders	$(59,881)	$(65,984)	$(38,389)	$(48,555)	$(39,161)

Net loss per share applicable to common stockholders - basic and diluted	$(2.25)	$(3.35)	$(2.41)	$(0.42)	$(0.47)
Weighted-average number of common shares used in computing net loss per common share applicable to common stockholders - basic and diluted (1)	26,601	19,675	15,950	14,387	10,353

Comprehensive loss:
Net loss	(59,881)	(65,984)	(38,389)	(48,555)	(38,642)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	—	17	117	(117)	(10)
Total other comprehensive income (loss)	—	17	117	(117)	(10)
Comprehensive loss	$(59,881)	$(65,967)	$(38,272)	$(48,672)	$(38,652)

Balance Sheet Data:
Cash, cash equivalents and investments	$71,431	$112,629	$109,014	$87,157	$48,571
Working capital	63,789	106,512	101,691	56,427	35,384
Total assets	73,023	118,417	113,231	92,276	51,426
Note payable	—	209	501	762	870
Accumulated deficit	(664,375)	(604,494)	(538,470)	(500,081)	(451,526)
Total stockholders’ equity	63,994	107,695	103,349	83,582	43,402

(1)	Computed on the basis described in Note 16 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. Our current focus is on our Toll-like receptor, or TLR, agonist, tilsotolimod (IMO-2125), for oncology. We believe we can develop and commercialize targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we have entered into and may explore additional collaborative alliances to support development and commercialization.

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

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are currently developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company, or BMS, in a Phase 3 trial. We are also evaluating intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a Phase 2 trial.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.  Accordingly, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps:

(i)	identify the contracts(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) performance obligations are satisfied.

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Our revenues have primarily been generated through collaborative research, development and/or commercialization agreements.  The terms of these agreements typically may include payment to us of one or more of the following:  nonrefundable, up-front license fees, research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.  Each of these types of revenue are recorded as Alliance revenues in our statement of operations.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each arrangement, we perform the following steps:

(i)	identify the promised goods and services in the contract;
(ii)	determine whether the promised goods or services are performance obligations, including whether they are distinct within the context of the contract;
(iii)	measure the transaction price, including the constraint on variable consideration;
(iv)	allocate the transaction price to the performance obligations; and
(v)	recognize revenue when (or as) performance obligations are satisfied.

See Note 9, “Collaboration and License Agreements” for additional details regarding the our collaboration arrangements.

As part of the accounting for these arrangements, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, we maximize the use of observable inputs.  When the stand-alone selling price of a good or service is not directly observable, we estimate the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, we must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10- 32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation as a performance obligation, by definition, has value on a stand-alone basis.

An option in a contract to acquire additional goods or services gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that we consider in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, we recognize revenue when those future goods or services are transferred or when the options expire.

Our revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, we evaluate whether each milestone is considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect Alliance revenues and earnings in the period of adjustment.

Research and Development Activities: If we are entitled to reimbursement from our collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, we determine whether such funding would result in Alliance revenues or an offset to research and development expenses. Reimbursement of patent maintenance costs are recognized during the period in which the related expenses are incurred as Alliance revenues in our statements of operations.

Royalties: If we are entitled to receive sales-based royalties from our collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration and license arrangements.

Manufacturing Supply and Research Services: Arrangements that include a promise for future supply of drug substance, drug product or research services at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the licensee exercises these options, any additional payments are recorded in Alliance revenues when the licensee obtains control of the goods, which is upon delivery, or as the services are performed.

We receive payments from our licensees based on schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

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

Results of Operations

Years ended December 31, 2018, 2017 and 2016

Alliance Revenue

Alliance revenue for the years ended December 31, 2018, 2017 and 2016 was comprised of the following:

	Year Ended December 31,
	(in thousands)			% Change
($ in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
GSK collaboration	$517	$863	$1,111	-40%	-22%	(1)
Vivelix collaboration	56	14	15,000	300%	-100%	(2)
Other	89	25	88	256%	-72%	(3)
Total Alliance revenue	$662	$902	$16,199	-27%	-94%

(1)

GSK collaboration revenues for each of the years ended December 31, 2018, 2017 and 2016 primarily relate to the recognition of a $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which was initially recorded as deferred revenue.  We have recognized this deferred revenue as revenue on a straight line basis over the anticipated performance period under the GSK Agreement. The decrease in GSK collaboration revenues during 2018 and 2017 as compared to the corresponding prior year was primarily due to a change that we made during the second quarter of 2017 with respect to our anticipated performance period under our collaboration with GSK from the original estimate of 27 months to an updated estimate of 36 months, which we accounted for on a prospective basis. See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with GSK and Note 9  to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

(2)

Vivelix collaboration revenues for the year ended December 31, 2016 reflects the recognition of an upfront, non-refundable fee of $15 million received in connection with the execution of the Vivelix Agreement in November 2016. Vivelix collaboration revenues for each of the years ended December 31, 2017 and 2018 reflects reimbursement of certain research activities we have performed under the Vivelix Agreement.  See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with Vivelix and Note 9 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Year Ended December 31,
	(in thousands)			% Change
($ in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
IMO-2125 external development expense	$23,388	$10,930	$4,187	114%	161%	(1)
IMO-8400 external development expense	2,647	8,484	11,150	-69%	-24%	(2)
IMO-9200 external development expense	—	7	392	-100%	-98%	(3)
Other drug development expense	10,732	16,675	14,221	-36%	17%	(4)
Basic discovery expense	5,074	8,980	9,874	-43%	-9%	(5)
Severance and option modification expense	—	5,577	—	-100%	100%	(6)
Total research and development expenses	$41,841	$50,653	$39,824	-17%	27%

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through December 31, 2018 we incurred approximately $39.7 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (ILLUMINATE-204), the preparation and conduct of our ongoing Phase 1b clinical trial of tilsotolimod monotherapy in patients with refractory solid tumors (ILLUMINATE-101), the preparation for, initiation and conduct of our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab in patients with metastatic melanoma (ILLUMINATE-301), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The increases in our IMO-2125 external development expenses in 2018 as compared to 2017 was primarily due to increases in costs incurred with contract research organizations to support (i) our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018, (ii) our ongoing ILLUMINATE-101 trial, which we initiated in March 2017, and (iii) our ongoing ILLUMINATE-204 trial, which we initiated in December 2015.

The increases in our IMO-2125 external development expenses in 2017 as compared to 2016 were primarily due to increases in costs associated with the design and planning for additional clinical trials of IMO-2125 and increased clinical activity under our ongoing ILLUMINATE-204 trial, which we initiated in December 2015, including costs incurred with contract research organizations and drug manufacturing costs. In addition, expenses incurred during the 2017 period included costs associated with our ongoing ILLUMINATE-101 trial, which was initiated in March 2017, and costs associated with the design and planning of our ongoing ILLUMINATE-301, which was initiated in the first quarter of 2018.

Going forward, we expect ongoing IMO-2125 external development expenses to be significant as our focus in 2019 continues to be on the clinical development of tilsotolimod (IMO-2125).  See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we incurred approximately $45.4 million in IMO-8400 external development expenses through December 31, 2018, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase

1/2 clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; our Phase 2 clinical trial in patients with dermatomyositis, which we determined in July 2018 to discontinue upon completion of final close-out activities; the manufacture of drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation. In July 2018, we terminated further development of IMO-8400.  As a result, we expect IMO-8400 external development expenses to be insignificant in future periods.

The decrease in our IMO-8400 external development expenses in 2018, as compared to 2017, was primarily due to costs incurred during the 2017 period on clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation, which we did not incur in 2018 as a result of our decision in September 2016 to discontinue development of IMO-8400 for treatment of B-cell lymphomas and focus on the development of IMO-8400 for the treatment of dermatomyositis.

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

(3)

IMO-9200 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-9200 since October 2014, when we commenced clinical development of IMO-9200. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-9200 clinical development but exclude internal costs such as payroll and overhead expenses. In September 2016, we determined not to proceed with the development of IMO-9200 and, in November 2016, we entered into the Vivelix Agreement, granting Vivelix worldwide rights to develop and market IMO-9200 for nonmalignant gastrointestinal disorders. Prior to entering the Vivelix Agreement, we incurred approximately $4.6 million in IMO-9200 external development expenses including costs associated with our Phase 1 clinical trial in healthy subjects, the manufacture of additional drug substance for use in our clinical and nonclinical trials and additional nonclinical studies.

The decrease in our IMO-9200 external development expenses in 2017, as compared to 2016, primarily reflects lower spending on manufacturing and nonclinical toxicology as a result of our decision to not proceed with the development of IMO-9200 in September 2016. Accordingly, we did not incur any external development expenses with respect to IMO-9200 subsequent to 2017.

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

The decrease in other drug development expenses in 2018, as compared to 2017, was primarily due to a decrease in internal employee and facility overhead related costs and external costs of preclinical programs, including related toxicology studies, bulk drug manufacturing and awareness and education programs, as we suspended preclinical research activities in July 2018 and focused on the development of our clinical drug candidates.

The increase in other drug development expenses in 2017, as compared to 2016, was primarily due to an increase in external costs of preclinical programs, including toxicology/pharmacology and bioanalytical studies, storage fees and awareness and education programs, in addition to higher payroll and overhead costs.

(5)

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our nucleic acid chemistry research programs. These expenses reflect charges for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. In July 2018, we suspended all internal discovery programs.  As a result, we expect basic discovery expenses to be insignificant in future periods

The decrease in basic discovery expenses in 2018, as compared to 2017, was primarily due to decreases in employee-related costs, lab supplies and facility overhead expenses as a result of our restructuring initiatives, including the suspension of all internal discovery programs and closing of our Cambridge, Massachusetts facility.

The decrease in basic discovery expenses in 2017, as compared to 2016, was primarily due to lower compensation related expenses, including salaries and non-cash stock-based compensation resulting from the resignation of our President of Research in May 2017 (see discussion of Severance and Option Modification Expenses below) as well as lower facility related charges, including overhead expenses.

(6)

Severance and Option Modification Expenses. The expenses incurred during 2017 relate to charges for severance benefits provided pursuant to a separation agreement entered into in April 2017 in connection with the resignation of our former President of Research, effective May 31, 2017. Of the $5.6 million incurred, $1.3 million relates to severance pay in the form of salary continuation payments which will be paid over a two-year period through May 31, 2019 and a pro-rated 2017 bonus payment, and $4.3 million relates to non-cash stock-based compensation expense resulting from modifications to previously issued stock option awards. No such expenses were incurred in 2018 or 2016.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the years ended December 31, 2018, 2017 and 2016, general and administrative expenses totaled $15.4 million, $15.6 million and $15.1 million, respectively.

General and administrative expenses decreased by approximately $0.2 million, or 1.1%, in 2018, as compared to 2017, primarily due to lower employee related costs, partially offset by facility related costs incurred at our Cambridge, Massachusetts facility post-restructuring in July 2018.

General and administrative expenses increased by approximately $0.5 million, or 3.3%, in 2017, as compared to 2016, primarily due to increases in corporate legal fees, investor relations and information technology expenses.

Merger-related Costs, net

Merger-related costs, net consists of charges and, where applicable, credits for transaction and integration-related professional fees, employee retention, and other incremental costs directly related to these activities, which are offset by merger termination fees.

Merger-related costs, net for the years ended December 31, 2018 and 2017 amounted to a net charge of $1.2 million and $1.1 million, respectively.  The 2018 period was comprised of $7.2 million of expenses incurred in connection with the transactions contemplated by the Merger Agreement, including legal and professional fees, partially offset by a $6.0 million fixed expense reimbursement received in connection with the termination of the Merger Agreement. No such costs were incurred during 2016.

Restructuring Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions, contract termination and wind-down costs and asset impairments.

Restructuring costs for the year ended December 31, 2018 totaled $3.1 million and resulted from our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during 2017 or 2016.

Interest Income

For the years ended December 31, 2018, 2017 and 2016, interest income totaled $1.1 million, $0.6 million and $0.4 million, respectively.

Interest income increased by approximately $0.5 million, or 89.7%, in 2018, as compared to 2017, primarily due to an increase in average investment balances, including money market funds classified as cash equivalents, during 2018 as a result of our decision to invest more cash in interest earning money market accounts.

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

Interest Expense

For each of the years ended December 31, 2018, 2017 and 2016, interest expense totaled less than $0.1 million.

Interest expense decreased in both 2018 and 2017, as compared to the corresponding prior periods, primarily due to decreases in the outstanding principal amount of our note payable, which was paid off in June 2018.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $59.9 million, $66.0 million and $38.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net Operating Loss Carryforwards

In December 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law. Among other things, the TCJA permanently lowered the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards, or NOLs, and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.

We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2018, have resulted in ownership changes in excess of 50% that will significantly limit our ability to utilize our NOL and tax credit carryforwards. In December 2017, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in February 2015. The 2018 and 2017 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below and included in Note 13 to the financial statements appearing elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the ownership change limitations that resulted from this study. As no study has been completed subsequent to 2017, additional ownership change limitations may result from ownership changes that occurred after February 2015, or may occur in the future.

As of December 31, 2018, we had cumulative federal and state NOLs of approximately $253.8 million and $263.5 million available to reduce federal and state taxable income, respectively. As a result of TCJA, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $253.8 million of federal NOLs, $56.4 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. During the current year, $3.0 million of federal NOLs expired unused and 2032 will be the next year in which federal NOLs will expire should they remain unused. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. We file state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $263.5 million of state NOLs expire through 2038, with the first year of expiration being 2032 for $21.0 million of Massachusetts NOLs. In addition, at December 31, 2018, we had cumulative federal and state tax credit carryforwards of $17.0 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2038 and 2033, respectively, for federal and state purposes.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009.  As of December 31, 2018, we had an accumulated deficit of $664.4 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our selling, general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of February 15, 2019, we may sell up to an additional $191.1 million of securities under this registration statement.

See Notes 7 and 18 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding our recent equity financings and common stock warrant activity.

Funding Requirements

We had cash and cash equivalents of approximately $71.4 million at December 31, 2018. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operations through the one-year period subsequent to the filing date of this Annual Report on Form 10-K. Specifically, we believe that our available funds will be sufficient to enable us to perform the following during this one-year period:

(i)	complete enrollment and continue to execute on:
a)	the Phase 1 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
b)	the Phase 2 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
c)	the Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301); and

d)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types (ILLUMINATE-101);
(ii)	initiate our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of certain solid tumors (ILLUMINATE-206);
(iii)	fund certain investigator initiated clinical trials of tilsotolimod; and
(iv)	maintain our current level of general and administrative expenses in order to support the business.

We expect that we will need to raise additional funds in order to complete our ongoing clinical trials of tilsotolimod and to continue to fund our operations. We are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

(i)	the results of our clinical development activities in our tilsotolimod program or any other drug candidates we develop on the timelines anticipated;
(ii)	the cost, timing, and outcome of regulatory reviews;
(iii)

competitive and potentially competitive products and technologies and investors' receptivity to tilsotolimod or any other drug candidates we develop and the technology underlying them in light of competitive products and technologies;

(iv)	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;
(v)	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into; and
(vi)	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 13 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35 million of shares of Company common stock from time to time at the Company’s sole discretion, which we refer to as the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln

Park as a commitment fee, or the Commitment Shares. The Company did not receive any cash proceeds from the issuance of the Commitment Shares.  See Item 9B, Other Information, contained in this Annual Report on Form 10-K for additional information.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2016	2015
Net cash provided by (used in):
Operating activities	$(51,916)	$(55,259)	$(28,203)
Investing activities	215	28,064	31,366
Financing activities	10,192	59,157	50,918
Increase (decrease) in cash, cash equivalents and restricted cash	$(41,509)	$31,962	$54,081

Operating Activities.  The net cash used in operating activities for all periods presented consists primarily of our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the year ended December 31, 2018, as compared to 2017, was primarily due to decreases in cash outflows related to our discovery and development programs, including payments to contract research organizations, partially offset by merger-related costs. The increase in cash used in operating activities for the year ended December 31, 2017, as compared to 2016, was primarily due to increased internal and external research and development expenses as we continued to progress our tilsotolimod (IMO-2125) development program and TLR Modulation Technology Platform.

Investing Activities.  Cash provided by investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

•	for the year ended December 31, 2018, proceeds of $0.3 million from the sale of property and equipment, partially offset by purchases of less than $0.1 million of property and equipment;
•	for the year ended December 31, 2017, proceeds from the maturity of available-for-sale securities of $28.3 million, partially offset by the purchase of $0.2 million of property and equipment; and
•

for the year ended December 31, 2016, proceeds from the maturity of available-for-sale securities of $32.7 million and proceeds from the sale of available-for-sale securities of $2.0 million, partially offset by the purchase of $2.9 million of available-for-sale securities and $0.4 million of property and equipment.

Financing Activities.  Cash provided by financing activities primarily consisted of the following amounts raised in connection with issuances of equity instruments:

•

for the year ended December 31, 2018, $10.2 million in aggregate proceeds from the exercise of common stock options and warrants and $0.2 million in proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan, partially offset by $0.2 million in payments made on our previously outstanding note payable;

•

for the year ended December 31, 2017, net proceeds of $53.8 million from our follow-on underwritten public offering of our common stock in October 2017, excluding less than $0.1 million of costs that were unpaid at December 31, 2017, and $5.7 million in aggregate net proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan, or 2017 ESPP, and the exercise of common stock options and warrants; and

•

for the year ended December 31, 2016, net proceeds of $49.0 million from our follow-on underwritten public offering of our common stock in October 2016, excluding the $0.2 million of costs that were unpaid at December 31, 2016, and $2.2 million in aggregate net proceeds from employee stock purchases under our 1995 Employee Stock Purchase Plan, or 1995 ESPP, and the exercise of common stock warrants.

Contractual Obligations

As of December 31, 2018, our contractual commitments and the effects such commitments are expected to have on our liquidity and cash flows in future periods were as follows:

	As of December 31, 2018
(in thousands)	Total	2019	2020	2021 and thereafter
Operating leases	$298	$209	$89	$—
Total	$298	$209	$89	$—

Our only material lease commitments relate to our facility in Exton, Pennsylvania, which expires on May 31, 2020 subject to a three-year renewal option exercisable by us.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the Notes to the Financial Statements in this Annual Report on Form10-K.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2018, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At December 31, 2018, all of our invested funds were invested in a money market fund and commercial paper classified in cash and cash equivalents on the accompanying balance sheet.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2018. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three months ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands, except per share data)
Statement of Operations and Comprehensive (Loss) Income Data:
Alliance revenue	$99	$145	$163	$255	$173	$164	$187	$378
Operating expenses:
Research and development	8,929	8,860	10,664	13,388	10,365	10,912	17,891	11,485
General and administrative	3,571	3,984	4,216	3,649	3,700	3,919	3,888	4,081
Merger-related costs, net	—	(3,836)	1,583	3,498	1,128	—	—	—
Restructuring costs	95	3,017	—	—	—	—	—	—
Total operating expenses	12,595	12,025	16,463	20,535	15,193	14,831	21,779	15,566
Loss from operations	(12,496)	(11,880)	(16,300)	(20,280)	(15,020)	(14,667)	(21,592)	(15,188)
Other income (expense):
Interest income	330	277	271	211	118	159	144	153
Interest expense	—	—	(4)	(7)	(10)	(11)	(13)	(16)
Foreign currency exchange gain (loss)	16	(2)	2	(19)	(14)	(11)	(10)	(6)
Net loss	$(12,150)	$(11,605)	$(16,031)	$(20,095)	$(14,926)	$(14,530)	$(21,471)	$(15,057)

Net loss per share applicable to common stockholders (1)
— Basic	$(0.45)	$(0.43)	$(0.59)	$(0.81)	$(0.66)	$(0.78)	$(1.15)	$(0.81)
— Diluted	(0.45)	(0.43)	(0.59)	(0.81)	(0.66)	(0.78)	(1.15)	(0.81)
Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders (1) (2)
— Basic	27,183	27,175	27,133	24,880	22,647	18,705	18,677	18,638
— Diluted	27,183	27,175	27,133	24,880	22,647	18,705	18,677	18,638

Comprehensive loss:
Net loss	$(12,150)	$(11,605)	$(16,031)	$(20,095)	$(14,926)	$(14,530)	$(21,471)	$(15,057)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	2	(1)	—	16
Total other comprehensive income (loss)	—	—	—	—	2	(1)	—	16
Comprehensive loss	$(12,150)	$(11,605)	$(16,031)	$(20,095)	$(14,924)	$(14,531)	$(21,471)	$(15,041)

(1)	Computed on the basis described in Note 16 to the financial statements appearing elsewhere in this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report appears immediately below.

b)Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Idera Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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
March 6, 2019

c)Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Purchase Agreement and Registration Rights Agreement

On March 4, 2019, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $35 million of shares of our common stock, $0.001 par value per share, at our discretion as described below (the “Offering”).

Over the 36-month term of the Purchase Agreement, for up to an aggregate amount of $35 million of shares of common stock (subject to certain limitations), we have the right, but not the obligation, from time to time, in our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 150,000 shares (the “Regular Purchase Share Limit”) of our common stock (each such purchase, a “Regular Purchase”). The Regular Purchase Share Limit will increase to 200,000 shares if the closing price of our common stock on the purchase date is not below $5.00. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $2 million, unless we mutually agree to increase the maximum amount of such Regular Purchase. The purchase price for shares of common stock to be purchased by Lincoln Park under a Regular Purchase will be the equal to the lower of (in each case, subject to the adjustments described in the Purchase Agreement): (i) the lowest sale price for our common stock on the applicable purchase date and (ii) the arithmetic average of the three lowest sale prices for our common stock during the ten trading days prior to the purchase date.

If we direct Lincoln Park to purchase the maximum number of shares of common stock that we then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park to make an “accelerated purchase” of an additional amount of common stock that may not exceed the lesser of (i) 300% of the number of shares purchased pursuant to the corresponding Regular Purchase and (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. The purchase price for such shares will be the lesser of: (i) the closing sale price for the common stock on the date of sale and (ii) 97% of the volume weighted average price of the common stock over a certain portion of the date of sale as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. There is no upper limit on the price per share that Lincoln Park must pay for our common stock under the Purchase Agreement.

The Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock.

The Purchase Agreement does not limit our ability to raise capital from other sources at our sole discretion, except that (subject to certain exceptions) we may not enter into any Variable Rate Transaction, other than an Exempt Transaction (each as defined in the Purchase Agreement) during the 18 months after the commencement date of the Purchase Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties and agreements of us and Lincoln Park, indemnification rights and other obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost to us.

As consideration for entering into the Purchase Agreement, we issued 269,749 shares of our common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). We will not receive any cash proceeds from the issuance of the Commitment Shares. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock.

The Offering is being made pursuant to our effective Registration Statement on Form S-3 (SEC File No. 333-219851) (the “Registration Statement”), which was previously filed with the SEC on August 10, 2017, amended September 1, 2017 and September 8, 2017, and declared effective by the SEC on September 8, 2017. A prospectus supplement related to the Offering has been filed with the SEC on March 6, 2019. Pursuant to the

Registration Rights Agreement, under certain circumstances, if the Registration Statement is no longer available for use with respect to the Offering, we will be required to file additional registration statement(s).

We expect to use the proceeds from the Offering for clinical development, general corporate purposes, and working capital.

Copies of the Registration Rights Agreement and the Purchase Agreement are attached hereto as Exhibits 4.5 and 10.37, respectively, and are incorporated herein by reference.

We are filing the opinion of our counsel, Morgan, Lewis & Bockius LLP, regarding the validity of the shares of common stock issued pursuant to the Purchase Agreement, as Exhibit 5.1 hereto.

Retirement of Chief Medical Officer

On March 6, 2019, we announced that effective July 31, 2019, Senior Vice President and Chief Medical Officer Joanna Horobin, M.B. Ch.B, will retire.  We expect that Dr. Horobin will remain a consultant to us after that time in accordance with the terms of a consulting services agreement to be entered into by us and Dr. Horobin.  We will disclose the terms of such consulting services agreement when they are reached.

PART III.

Item 10.Directors, Executive Officers, and Corporate Governance.

Information about our Directors

Set forth below is information about each member of our board of directors, including (a) the year in which each director first became a director, (b) their age as of February 15, 2019, (c) their positions and offices with our Company, (d) their principal occupations and business experience during at least the past five years and (e) the names of other public companies for which they currently serve, or have served within the past five years, as a director. We have also included information about each director's specific experience, qualifications, attributes or skills that led our board of directors to conclude that such individual should serve as one of our directors. We also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Idera and our board of directors.

Class I Directors—Terms to Expire in 2020

Vincent J. Milano

Director since 2014

Vincent Milano, age 55, has been our President and Chief Executive Officer, and a member of our board of directors, since December 2014. Prior to joining us, Mr. Milano served as Chairman, President and Chief Executive Officer of ViroPharma Inc., a pharmaceutical company that was acquired by Shire Plc in January 2014, from March 2008 to January 2014, as its Vice President, Chief Financial Officer and Chief Operating Officer from January 2006 to March 2008 and as its Vice President, Chief Financial Officer and Treasurer from April 1996 to December 2005. Mr. Milano also served on the board of directors of ViroPharma from March 2008 to January 2014. Prior to joining ViroPharma, Mr. Milano served in increasingly senior roles, most recently senior manager, at KPMG LLP, an independent registered public accounting firm, from July 1985 to March 1996. Mr. Milano currently serves on the board of directors of Spark Therapeutics, Inc. and Vanda Pharmaceuticals Inc., each a publicly traded company, and VenatoRx Pharmaceuticals, Inc. Mr. Milano holds a Bachelor of Science degree in Accounting from Rider College. We believe Mr. Milano's qualifications to sit on our board of directors include his knowledge of our company as our President and Chief Executive Officer, knowledge of our industry, including over 20 years of experience serving in a variety of roles of increasing responsibility in the finance department, corporate administration and operations of a multinational biopharmaceutical company, and understanding of pharmaceutical research and development, sales and marketing, strategy, and operations in both the United States and overseas. He also has corporate governance experience through service on other public company boards.

Kelvin M. Neu, M.D.

Director since 2014

Dr. Neu, age 45, is a Partner at Baker Bros. Advisors LP and has been with the firm since 2004. Baker Bros. Advisors LP is an investment adviser that manages investments in life sciences companies. Dr. Neu currently serves on the board of directors of Aquinox Pharmaceuticals, Inc., a publicly traded company. Dr. Neu previously served on the board of directors of XOMA Corporation, a publicly traded company, and resigned from that board in 2015. Dr. Neu holds an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology. Prior to attending Princeton, Dr. Neu served for two and a half years in the military of his native Singapore. We believe that Dr. Neu's qualifications to sit on our board of directors include his scientific background, affiliation with one of our significant stockholders and knowledge of our industry.

William S. Reardon

Director since 2002

Mr. Reardon, age 72, has been a director since 2002 and served as lead independent director of our board of directors from September 2010 to July 2013. He served as an audit partner at PricewaterhouseCoopers LLP, where he led the Life Science Industry Practice for New England and the Eastern United States from 1986 until his retirement from the firm in July 2002. Mr. Reardon currently serves as a trustee of closed-end mutual funds Tekla Healthcare Investors, Tekla Life Sciences Investors and of Tekla Healthcare Opportunities Fund and Tekla World Healthcare Fund. Mr. Reardon also previously served as a director of Synta Pharmaceuticals Corp., a publicly traded company. We believe that Mr. Reardon's qualifications to sit on our board of directors include his accounting and financial experience, including as a partner at a leading accounting firm leading its life science practice, his role in keeping the board of directors and senior management team abreast of current accounting regulations and his experience as a member of several boards of directors of biotechnology companies. Additionally, we value Mr. Reardon's role in leading the board on matters of corporate governance, before, during and after his service as lead independent director.

As announced in December 2018, Mr. Reardon will be resigning from our board of directors effective March 10, 2019.

Class II Directors—Terms to Expire in 2021

James A. Geraghty

Director since 2013

Mr. Geraghty, age 64, has served as chairman of our board of directors since July 2013. Mr. Geraghty is an industry leader with over 30 years of strategic and leadership experience, including more than 20 years as a senior member of executive teams at biotechnology companies developing and commercializing innovative therapies. From May 2013 to October 2016, Mr. Geraghty was an Entrepreneur in Residence at Third Rock Ventures, a leading biotech venture and company-formation fund. From April 2011 to December 2012, Mr. Geraghty served as a Senior Vice President of Sanofi, a global healthcare company. Prior to that, he served in various senior management roles at Genzyme Corporation, a biotechnology company, from 1992 to April 2011, including as Senior Vice President, International Development from January 2007 to April 2011. Mr. Geraghty currently serves as chairman of the board of Orchard Therapeutics, a publicly traded company, and as a member of the board of Voyager Therapeutics, Inc., a publicly traded company. He also serves as a director of Fulcrum Therapeutics, Inc. He previously served as chairman of the board of Juniper Pharmaceuticals, Inc. and as a director of bluebird bio Inc. and GTC Biotherapeutics, Inc. We believe that Mr. Geraghty's qualifications to sit on our board of directors include his public company board and management experience and his broad and deep knowledge of the industry in which we operate.

Maxine Gowen, Ph.D.

Director since 2016

Dr. Gowen, age 60, has served as the founding President and CEO from November 2007 to October 2018, and a member of the board of directors of Trevena, Inc., a biopharmaceutical company, since November 2007. Prior to joining Trevena, Dr. Gowen was Senior Vice President for the Center of Excellence for External Drug Discovery at GlaxoSmithKline plc, or GSK, where she held a variety of leadership positions during her tenure of 15 years. Before GSK, Dr. Gowen was Senior Lecturer and Head, Bone Cell Biology Group, Department of Bone and Joint Medicine, of the University of Bath, U.K. Dr. Gowen has served as a director of Akebia Therapeutics, Inc., a publicly traded company, since July 2014. From 2008 until 2012, Dr. Gowen served as a director of Human Genome Sciences, Inc., a publicly traded company. She received her Ph.D. from the University of Sheffield, U.K., an M.B.A. with academic honors from The Wharton School of the University of Pennsylvania, and a B.Sc. with Honors in Biochemistry from the University of Bristol, U.K. We believe that Dr. Gowen's qualifications to sit on our board of directors include her significant public company management and board experience and knowledge of our industry.

Howard Pien

Director since September 2018

Mr. Pien, age 61, has worked in the pharmaceutical and biotechnology industries for over 30 years. He was Non-Executive Chairman of Juno Therapeutics, a development stage company focused on immunotherapy aimed to cure cancer, until its acquisition by Celgene in 2018.  He was also previously a director of Vanda, a commercial-stage public company specializing in CNS (three years as Chairman), ImmunoGen, a public biotechnology company, and an advisor to the Life Sciences Practice of Warburg Pincus.  From 2007 to 2009, Mr. Pien was the Chairman and CEO of Medarex, Inc., a public biotechnology company, until it was acquired by Bristol-Myers Squibb. From 2003 to 2006, he was the Chairman and CEO of Chiron, a public biotechnology company, which was acquired by Novartis. Mr. Pien’s previous Board directorships include Talon, Arresto, Ikaria and Biopharma (where he was lead independent director) – all biopharmaceutical companies that were acquired in strategic transactions. Between 1991 and 2003, he held various executive positions at GlaxoSmithKline plc (GSK) and SmithKline Beecham, as Presidents of US, International, and Pharmaceuticals. Prior to GSK, Mr. Pien worked for Abbott Labs for six years and Merck & Co., Inc. for five years. Mr. Pien holds a BS in engineering from MIT and an MBA from Carnegie-Mellon University.  We believe that Mr. Pien's qualifications to sit on our board of directors include Mr. Pien's extensive experience as a chief executive officer in the pharmaceutical industry, including an immuno-oncology company, and his expertise in corporate governance matters.

Class III Directors—Terms to Expire in 2019

Mark Goldberg, M.D.

Director since 2014

Dr. Goldberg, age 64, served as consultant and medical and regulatory strategist for Synageva BioPharma Corp., a biopharmaceutical company, from October 2014 until June 2015. Prior to that, he served as the Executive Vice President for Medical and Regulatory Strategy of Synageva from January 2014 to October 2014 and as the Senior Vice President of Medical and Regulatory Affairs of Synageva from September 2011 to January 2014. Dr. Goldberg served in a variety of senior management positions at Genzyme Corporation from 1996 to July 2011, including most recently as Senior Vice President for Clinical Development and Therapeutic Group Head for Oncology and Personalized Genetic Health from 2009 to July 2011. Prior to working at Genzyme Corporation, he was a full time staff physician at Brigham and Women's Hospital and Dana Farber Cancer Institute, where he still holds appointments. He has also been an Associate Professor of Medicine at Harvard Medical School since 1996. Dr. Goldberg is a board-certified medical oncologist and hematologist and has more than 50 published papers. Dr. Goldberg currently serves on the board of directors of ImmunoGen, Inc. GlycoMimetics, Inc., Blueprint Medicines Corporation and Audentes Therapeutics, Inc., all publicly traded companies. He also served on the board of directors of aTyr Pharma, Inc. from 2015 to 2017. Dr. Goldberg holds an A.B. from Harvard College and an M.D. from Harvard Medical School. We believe that Dr. Goldberg's qualifications to sit on our board of directors include his extensive scientific and medical background, public company board experience and extensive experience in the management and operations of pharmaceutical companies.

Carol A. Schafer

Director since December 2018

Ms. Schafer, age 55, has more than 25 years of experience in investment banking and equity capital markets, as well as corporate finance and business development in the biopharmaceutical sector, with substantial experience financing and facilitating investor access for public and private healthcare companies. Ms. Schafer most recently served as Vice Chair, Equity Capital Markets at Wells Fargo Securities.  Prior to Wells Fargo, Ms. Schafer served as Vice President of Finance and Business Development at Lexicon Pharmaceuticals.  Earlier in her career, Ms. Schafer served as an Equity Capital Markets Sector Head in her role as a Managing Director at J.P. Morgan.  Ms. Schafer received a B.A. from Boston College and an M.B.A from New York University. We believe that Ms. Schafer’s qualifications to sit on our board of directors include her extensive financial background, including experience in investment banking and equity capital markets, as well as corporate finance and business development in the biopharmaceutical sector.

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

 The current members of our audit committee are Mr. Reardon (Chairman), Mr. Geraghty, Dr. Goldberg and Ms. Schafer. Our board of directors has determined that Mr. Reardon and Ms. Schafer are both "audit committee financial experts" within the meaning of SEC rules and regulations. Each member of the audit committee is independent as defined under applicable rules of the Nasdaq Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. During 2018, our audit committee held seven meetings in person or by teleconference.

Our Executive Officers

Our executive officers and their respective ages and positions as of February 15, 2019 are described below. Our executive officers serve until they resign or the board terminates their position.

Name	Age	Position
Vincent J. Milano*	55	President and Chief Executive Officer
R. Clayton Fletcher	56	Senior Vice President, Business Development and Strategy
Joanna Horobin, M.B., Ch.B	64	Senior Vice President, Chief Medical Officer
John J. Kirby	47	Vice President of Finance, Principal Financial and Accounting Officer
Bryant D. Lim	47	Senior Vice President, General Counsel and Corporate Secretary
Jonathan Yingling, Ph.D.	50	Senior Vice President, Chief Scientific Officer

*   Mr. Milano is a member of our board of directors. See "Information about our Directors" above for more information about Mr. Milano.

  R. Clayton Fletcher has been our Senior Vice President, Business Development and Strategic Planning since January 2015. Prior to joining us, Mr. Fletcher served in increasingly senior positions at ViroPharma Incorporated, which was acquired by Shire Plc in January 2014, from April 2001 until January 2014, including as Vice President, Business Development and Project Management from 2005 until January 2014. Mr. Fletcher served as Senior Project Manager at SmithKline Beecham plc, a pharmaceutical company, which was purchased by Glaxo Wellcome plc in December 2000, from 1997 until 2001. Prior to working at SmithKline Beecham, he served as Project Scientist, at Becton, Dickinson and Company, a medical devices company and as Principal Scientist at Intracel Corporation, a biopharmaceutical company. Prior to working at Intracel, he served as Senior Associate Scientist at Centocor Biotech, Inc., a biotechnology company from 1991 until 1993. Mr. Fletcher holds a B.S. and a M.S. in biology from Wake Forest University.

Joanna Horobin, M.B., Ch.B has been our Senior Vice President and Chief Medical Officer since November 2015. Prior to joining us, Dr. Horobin served as the Chief Medical Officer of Verastem, Inc., a biopharmaceutical company, from October 2012 to June 2015. Prior to joining Verastem, she served as President of Syndax Pharmaceuticals, a biopharmaceutical company, from September 2006 to October 2012 and as Chief Executive Officer from September 2006 until April 2012. Prior to that, Dr. Horobin held several roles of increasing responsibility at global pharmaceutical corporations such as Rhône-Poulenc Rorer (now Sanofi) and Chugai-Rhône-Poulenc. Dr. Horobin received her medical degree from the University of Manchester, England.

John J. Kirby joined the Company in 2015 as the Company’s Vice President of Corporate Accounting and has served as Vice President of Finance since July 2018 and as principal financial officer and principal accounting officer since October 2018. Prior to joining us, Mr. Kirby served as Assistant Controller at Endo Pharmaceuticals, Inc. from November 2014 to October 2015.  From August 2012 to July 2014, Mr. Kirby served as Vice President, Chief Accounting Officer and Corporate Controller at ViroPharma Incorporated.  Mr. Kirby began his career at KPMG, LLP in their Healthcare and Life Science Practice and served as a Regional Audit Director at AstraZeneca Pharmaceuticals L.P. prior to joining ViroPharma Incorporated.  Mr. Kirby received his B.S. in Accountancy from Villanova University and is a licensed certified public accountant in the Commonwealth of Pennsylvania.

Bryant D. Lim has been our Senior Vice President, General Counsel and Secretary since September 2018. Prior to joining us, Mr. Lim served as Vice President, Assistant General Counsel and, prior to that, Chief Compliance Officer at Incyte Corporation from March 2014 to September 2018. Prior to Incyte, Mr. Lim held roles of increasing responsibility at ViroPharma Incorporated from January 2009 until March 2014.  Mr. Lim served as Assistant Counsel at Merck & Co., Inc. and also was associated with Morgan, Lewis & Bockius, LLP.  Mr. Lim began his legal career as a law clerk for a federal judge. Mr. Lim received his J.D. from Villanova University School of Law, where he currently serves on its adjunct faculty. Mr. Lim received his B.A. from the University of Rochester.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and the holders of more than 10% of our common stock, which we refer to collectively as reporting persons, to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, during 2018, the reporting persons complied with all Section 16(a) filing requirements, except that a Form 4 filed by Mr. Lim with respect to a grant of options to Mr. Lim upon his commencement of employment on September 10, 2018, was filed one day late, on September 13, 2018.

Item 11.Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, should be read in conjunction with the compensation tables and narratives that immediately follow this section.

Introduction

This CD&A provides an overview and analysis of the philosophy, objectives, process, components and additional aspects of our 2018 executive compensation program. This analysis focuses on the compensation paid to our named executive officers, or NEOs:

•	Vincent J. Milano, President and Chief Executive Officer,
•	R. Clayton Fletcher, Senior Vice President of Business Development and Strategy
•	Joanna Horobin, Senior Vice President and Chief Medical Officer
•	John J. Kirby, Vice President of Finance, Principal Financial and Accounting Officer
•	Jonathan Yingling, Senior Vice President and Chief Scientific Officer
•	Louis J. Arcudi, III, Former Chief Financial Officer and Senior Vice President, Operations,

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

Advisory Vote on Executive Compensation

We conducted an advisory vote on executive compensation, commonly referred to as a "say-on-pay" proposal, at our 2018 Annual Meeting of Stockholders. While this vote was not binding on us, we value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our named executive officers in the future, we will consider our stockholders' concerns and our board and compensation committee will evaluate whether any actions are necessary to address those concerns.

At our 2018 Annual Meeting of Stockholders, approximately 97% of the votes cast on the advisory vote on executive compensation approved the compensation paid to our named executive officers as disclosed in the proxy statement for that meeting. The board of directors and compensation committee considered the results of this advisory vote, together with the other factors and data, in determining executive compensation decisions and will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for our named executive officers.

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

Our chief executive officer does not submit an assessment of his own performance, does not present a recommendation on his own compensation, and does not participate in the portion of the meeting where his compensation is determined. Our compensation committee determines and recommends for final approval by the full Board, the compensation for our chief executive officer and other executive officers.

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

During this process, the compensation committee consults with its independent compensation consultant. To that end, in connection with the compensation committee’s annual performance and compensation review in the fourth quarter of 2017, Pearl Meyer & Partners, LLC, or Pearl Meyer, provided the compensation committee with a blend of the data from the 2017 peer group (identified below) and compensation survey data from the Radford 2017 Global Life Sciences Survey, a survey of U.S. biotech companies. We refer to this blended data as the “2017 market compensation data.”

For all executives, annual base salary increases, if any, are awarded during the first quarter following the end of the fiscal year. Annual stock option awards and bonuses, if any, are granted as determined by the compensation committee and are typically granted in the first quarter of the fiscal year. Beginning in 2019, the annual stock option awards will be given in two biannual tranches.

The compensation committee generally does not plan to approve annual equity grants to employees, including named executive officers, at a time when our company is in possession of material non-public information. We do not award stock options to named executive officers concurrently with the release of material non-public information.

Role of the Compensation Committee's Independent Consultant

In the fourth quarter of 2017, our compensation committee engaged Pearl Meyer in connection with our 2018 annual compensation assessment to review our executive compensation practices and to provide the compensation committee with an assessment of our compensation program against competitive market data.  See "Use of Market Compensation Data" below for a discussion of the competitive market compensation data compiled by Pearl Meyer. Based on this assessment, Pearl Meyer made recommendations to our compensation committee regarding the amount and form of executive compensation, equity incentive programs, and compensation generally. Pearl Meyer did not provide any services to our company during 2017 or 2018 other than pursuant to their respective engagement by the compensation committee.

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

Use of Market Compensation Data

In making compensation decisions, our compensation committee reviewed competitive market compensation data compiled by Pearl Meyer. As part of its engagement, Pearl Meyer worked with the compensation committee in the fourth quarter of 2017 to select a peer group of publicly traded companies to be used in connection with our 2018 compensation decisions, including stock options granted during 2018, fiscal year 2018 salary adjustments and fiscal year 2018 target bonus percentages. In selecting this peer group, the compensation committee and Pearl Meyer generally targeted mid- to late-development stage companies in the Pharmaceuticals, Biotechnology and Life Sciences sectors that generally met the following screening criteria:

•	Company Size: revenue less than or equal to $150M; operating expense less than or equal to four times our operating expense (i.e., less than or equal to $240M); employees between 20-200;
•	Business Operations: conducting Phase 2 or Phase 3 clinical trials in at least one of oncology, rare diseases, or leveraging a ‘technology platform’ model; and
•	Other: exclude subsidiaries; companies with business challenges; companies having market valuations below $50M; and companies that have recently conducted an initial public offering.

The following table lists the companies included in the 2017 peer group used in connection with our 2018 compensation decisions referred to above:

Aduro BioTech, Inc.	Endocyte, Inc.	Regulus Therapeutics, Inc.
Advaxis, Inc.	Genocea Biosciences, Inc.	Sangamo Therapeutics, Inc.
Arrowhead Research Corp.	GlycoMimetics, Inc.	WAVE Life Sciences, Inc.
Celldex Therapeutics, Inc.	Immune Design Corp.	Xencor, Inc.
Concert Pharmaceuticals, Inc.	Immunomedics, Inc.	ZIOPHARM Oncology, Inc.
Dicerna Pharmaceuticals, Inc.	Inovio Pharmaceuticals, Inc.
Dynavax Technologies Corp.	OncoMed Pharmaceuticals, Inc.

The foregoing peer group companies were recommended by Pearl Meyer and approved by our compensation committee because they have similar business profiles to ours taking into account number of employees, market value and stage of development. Additionally, while there were no changes to the screening criteria used for determining the 2017 peer group used for 2018 compensation decisions, as compared to the determination of the 2016 peer group used for 2017 compensation decisions, certain companies were excluded from or added to the 2017 peer group, primarily due to application of our screening criteria (e.g. quantitative metrics and market capitalization).

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

Components of Executive Compensation

The primary elements of our executive compensation program are:

•	base salary;
•	annual cash bonuses;
•	stock option and restricted stock awards;
•	health insurance, life insurance, and other employee benefits; and

•	severance and change in control benefits.

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

As part of our 2017 annual performance and compensation review, the compensation committee approved annual base salaries for our executive officers for 2018. In setting these annual base salaries, the compensation committee reviewed the 2017 market compensation data presented by Pearl Meyer. Similarly, as part of our December 2018 annual performance and compensation review, the compensation committee reviewed the 2018 market compensation data and approved new annual base salaries for our executive officers for 2019. In each of the 2017 and 2018 reviews, after considering each executive’s current salary, performance, and experience in the context of the market compensation data as well as relative to one another, the compensation committee approved the following salary increases and resulting base salaries:

					% i
Executive	2017 Base Salary	2018 Base Salary	% Increase	2019 Base Salary	% Increase
Mr. Milano	$600,000	$600,000	0.0	$600,000	0.0
Mr. Fletcher	$386,300	$400,000	3.5	$400,000	0.0
Dr. Horobin	$410,000	$425,000	3.7	$425,000	0.0
Mr. Kirby (1)	$231,750	$280,000	20.8	$280,000	0.0
Mr. Lim (2)	—	$330,000	—	$336,000	1.8
Dr. Yingling	$385,000	$400,000	3.9	$400,000	0.0
Mr. Arcudi (3)	$357,900	$370,000	3.4	—	—

(1)

Mr. Kirby commenced employment with us in November 2015 and became the Company’s principal financial officer and principal accounting officer effective October 31, 2018. In connection with Mr. Kirby’s appointment as principal financial officer and principal accounting officer, Mr. Kirby’s annual base salary was increased from $239,850 to $280,000.

(2)	Mr. Lim commenced employment with us in September 2018.
(3)	Effective October 31, 2018, Mr. Arcudi, our former Chief Financial Officer and Senior Vice President, Operations, departed from us as a result of our consolidation to our Exton, PA headquarters.

Annual Cash Performance Bonuses

The compensation committee generally structures cash bonuses by linking them to the achievement of the annual corporate goals, corporate performance outside of the corporate goals (i.e. an unexpected opportunistic business development deal would be factored subjectively as an adjustment to the score that the committee derived from evaluation of the corporate goals), and individual performance.  The amount of the bonus paid, if any, varies among the executive officers depending on individual performance and their contribution to the achievement of our annual corporate goals and corporate performance generally. The compensation committee reviews and assesses corporate goals and individual performance by executive officers and considers the reasons why specific goals have been achieved or have not been achieved. While achievement against the applicable corporate goals is given substantial weight in connection with the determination of annual bonuses, we also factor in an evaluation of our named executive officers’ individual performance based on analysis of achievement of individual performance goals as well as the following subjective criteria:

•	leadership;
•	management;
•	judgment and decision-making skills;
•	results orientation; and

•	communication

The compensation committee sets the individual bonus target percentages for each of our named executive officers.  In determining the target bonus percentages to be used for 2018, the compensation committee concluded that the target bonus percentages should be competitive with the 50th percentile of the 2017 market compensation data and that there be no difference in the target bonus percentages of our named executive officers, other than for Mr. Milano. The following table sets forth the individual bonus target percentages for each of our named executive officers for 2018 and 2019.

	Target Cash Bonus (% of Base Salary)
Executive	2018	2019
Mr. Milano	50%	50%
Mr. Fletcher	40%	40%
Dr. Horobin	40%	40%
Mr. Kirby	30%	30%
Mr. Lim	40%	40%
Dr. Yingling	40%	40%
Mr. Arcudi	40%	—

Consistent with our company-wide annual incentive plan applicable to all employees, including our named executive officers, both a corporate performance score and individual performance score factored into the determination of each executive officer’s cash bonus award for 2018.

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
Corporate Performance Score (0-125%)
X
Individual Performance Score (0-125%)

Annual Incentive Award ($ Individual Payout)

In setting corporate goals in the first quarter of 2018, the committee agreed to group the business objectives into one of three primary categories, each of which would contribute toward the overall assessment of our corporate performance. In assessing our corporate performance against our 2018 corporate goals, and determining the corporate performance score, the compensation committee considered the extent to which the company achieved the business objectives in each of the categories, and assigned a score for each category, as summarized in the following table:

Primary Goals	Contribution toward Corporate Performance Score	Committee’s Assessment of Performance (out of 100%)	Highlights of Performance on Key Objectives
Advance Tilsotolimod (IMO-2125) program through Phase 3 and beyond PD-1 refractory melanoma	75%	40%	 Initiated ILLUMINATE-301 study.  Progressed ILLUMINATE-204 and ILLUMINATE-301 enrollment.  Continued program expansion initiatives for beyond anti-PD1 refractory melanoma.
Advance 3GA program and IMO-8400 program to next decision point	15%	10%	 Timely analysis of both studies resulted in no-go decision for both 3GA and IMO-8400.
Enhance our ability to be successful through relevant foundational objectives	10%	10%	 Implemented an “at-the-market” equity program to facilitate future capital raising.  Reviewed strategic business development options.

Based on these achievements and resulting category scores, the compensation committee approved a corporate performance score of 60%. However, as a result of additional factors the compensation committee considered in determining the company score to be applied to executives, including proposed merger outcome and discovery outcomes during 2018, the compensation committee reduced the overall corporate performance score by 10% for the 2018 bonus calculation for executives and determined to use a corporate performance score of 50%, excluding Mr. Kirby and Mr. Lim due to the timing of their appointments.

In assessing each named executive officer’s individual performance score, the compensation committee determined:

•	Mr. Milano’s overall score would be equivalent to the corporate performance score of 50%;
•

Mr. Fletcher’s individual performance score, recognizing his achievement against his personal objectives, including his role in business development along with his general leadership contributions, would be 115%, resulting in an overall bonus equal to 58% of his bonus target;

•

Dr. Horobin’s individual performance score, recognizing her achievement against her personal objectives, including her role in achievements against our tilsotolimod (IMO-2125) clinical program goals along with her general leadership contributions, would be 85%, resulting in an overall bonus equal to 43% of her bonus target;

•

Mr. Kirby’s individual performance score, recognizing his achievement against his personal objectives, including his role as principal financial and accounting officer, and general leadership contributions, would be 120%. Using the broader corporate score of 60%, as noted above, this resulted in an overall bonus equal to 86% of his bonus target;

•

Mr. Lim’s individual performance score, recognizing his achievement against his personal objectives, including legal support to the Illuminate program and Board-related matters, along with his general leadership contributions, would be 100%. Using the broader corporate score of 60% as noted above, this resulted in an overall bonus equal to 60% of his bonus target, prorated to his start date; and

•

Dr. Yingling’s individual performance score, recognizing his achievement against his personal objectives, including his role in advancing objective knowledge and understanding of our discovery platform, contributions to business development, and his general leadership contributions, would be 100%, resulting in an overall bonus equal to 50% of his bonus target.

Mr. Arcudi separated from the Company prior to the compensation committee’s determinations and in connection with his severance agreement, received a prorated bonus for 2018 at 100% of target.

Equity Compensation

Our equity award program is the primary vehicle for offering long-term incentives to our executive officers, including our named executive officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our named executive officers and our stockholders. Equity grants are intended as both a reward for contributing to the long-term success of our company and an incentive for future performance. The vesting feature of our equity awards is intended to further our goal of executive retention by providing an incentive to our named executive officers to remain in our employ during the vesting period. In determining the size of equity awards to our executives, our compensation committee considers:

•	the achievement of our annual corporate goals;
•	individual performance;
•	the applicable executive officer’s previous awards, including the exercise price of such previous awards;
•	the recommendations of management;
•	the market compensation data presented by the committee’s independent compensation consultant, and
•	the combined components of the executive officer’s compensation.

The compensation committee approves all equity awards to our executive officers. Our equity awards have typically taken the form of stock options. However, under the terms of our stock incentive plans, we may grant equity awards other than stock options, such as restricted stock awards, stock appreciation rights, and restricted stock units. In January 2019, restricted stock units were granted to all employees, including our executive officers, as part of our annual incentive program.

The compensation committee typically makes initial stock option awards to named executive officers upon commencement of their employment and annual stock option awards thereafter. Stock option awards to our named executive officers after the initial stock option awards have typically been granted annually after the annual performance review. For 2018, this review occurred at the regularly scheduled meeting of the compensation committee held in the first quarter of 2018. Beginning in 2019, the annual stock option awards will be given in two biannual tranches. In general, annual stock option grants vest with respect to 25% of the shares subject to the option on the first anniversary of the date of grant and with respect to the balance of the shares subject to the option in 12 equal quarterly installments over the three-year period thereafter. The exercise price of stock options equals the fair market value of our common stock on the date of grant, which is typically equal to the closing price of our common stock on Nasdaq on the date of compensation committee approval except in the case of new-hire grants, which are approved in advance by the compensation committee with the grant occurring at an exercise price established at the closing price of our common stock on the first day of employment.

In December 2017, as part of its annual executive compensation and performance review, the compensation committee reviewed the 2017 market compensation data regarding annual stock option grants. In January 2018, the committee granted our named executive officers options to purchase shares of our common stock.  Additionally, in August 2018, in consideration of historical stock performance as well as reference to 2017 market compensation data, the compensation committee further granted our named executive officer options to purchase shares of our common stock.  The following table sets forth the number of options granted to our named executive officers in January 2018 and August 2018:

	Option Awards
Executive	January 2018 (# options)	August 2018 (# options)
Mr. Milano	74,999	65,000
Mr. Fletcher	33,749	32,500
Dr. Horobin	33,749	32,500
Mr. Kirby	16,874	10,000
Mr. Lim (1)	—	—
Dr. Yingling	33,749	32,500
Mr. Arcudi	33,749	32,500

(1)	Mr. Lim was not an employee of the Company in January 2018 or August 2018.

In connection with the hiring of Mr. Lim and upon commencement of employment in September 2018, Mr. Lim was granted a stock option to purchase 130,000 shares of our common stock.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. Through August 2018, consistent with our prior practice, we matched 50% of the employee contributions to our 401(k) plan up to a maximum of 6% of the participating employee’s annual salary, resulting in a maximum company match of 3% of the participating employee’s annual salary, and subject to certain additional statutory dollar limitations. Commencing in August 2018 and retroactive to January 2018, we matched 100% of the employee contributions to our 401(k) plan up to a maximum of 5% of the participating employee’s annual salary. Named executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees and subject to any limitations in such plans. Each of our named executive officers except for Mr. Fletcher contributed to our 401(k) plan and their contributions were matched by us.

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

We believe that these are typical benefits offered by comparable companies to executives who are asked to relocate and that we would be at a competitive disadvantage in trying to attract executives who would need to relocate in order to work for us if we did not offer such assistance. We did not provide any relocation benefits to any of our executives in 2018.

Our named executive officers may also participate in our employee stock purchase plan, which is generally available to all employees who work over 20 hours per week, so long as they own less than 5% of our common stock, including for this purpose vested and unvested stock options. Dr. Horobin, Mr. Kirby and Mr. Arcudi participated in the employee stock purchase plan in 2018.

Severance and Change in Control Benefits

Under our employment agreements and employment offer letters with our named executive officers, other than with Mr. Kirby, we have agreed to provide severance and other benefits in the event of the termination of their employment under specified circumstances. On March 7, 2017, the board of directors approved a form of Severance and Change of Control Agreement to be entered into between the Company and our named executive officers. The severance benefits contained in the Change of Control Agreements supersede the severance and change of control terms contained in the existing employment agreements and employment offer letters.  We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the captions “Employment and Separation Agreements with our Named Executive Officers” and “Potential Payments Upon Termination or Change in Control” below.

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

Tax Deductibility of Executive Compensation

Prior to December 22, 2017, when the TCJA was signed into law, Section 162(m) of the Internal Revenue Code generally disallowed a tax deduction to publicly held companies for compensation paid to the chief executive officer and the three other most highly compensated executives (other than the chief financial officer) in excess of $1 million per officer in any year that such compensation did not qualify as performance-based. In connection with fiscal 2018 compensation decisions, the compensation committee considered the potential tax deductibility of executive compensation under Section 162(m) of the Internal Revenue Code and sought to qualify certain elements of these applicable executives’ compensation as performance-based while also delivering competitive levels and forms of compensation.

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

Employment Agreements and Offer Letters

Vincent J. Milano

We are a party to an employment offer letter with Mr. Milano, our President and Chief Executive Officer. Under the employment offer letter, Mr. Milano is entitled to receive an annual base salary of $600,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment offer letter, Mr. Milano is eligible to receive an annual bonus of 50% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as developed and determined by our board of directors.

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

R. Clayton Fletcher

We are a party to an employment letter with Mr. Fletcher, our Senior Vice President of Business Development and Strategic Planning. Under the terms of the employment letter, Mr. Fletcher is entitled to receive an annual base salary of $360,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Mr. Fletcher is eligible to receive an annual bonus of 35% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Under the employment letter, if we terminate Mr. Fletcher’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

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

Joanna Horobin, M.B., Ch.B

We are a party to an employment letter with Dr. Horobin, our Chief Medical Officer. Under the terms of the employment letter, Dr. Horobin is entitled to receive an annual base salary of $390,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Dr. Horobin is eligible to receive an annual bonus of 40% of her base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Under the employment letter, if we terminate Dr. Horobin’s employment without cause at any time, or if she terminates her employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

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

John J. Kirby

We are a party to an employment letter with Mr. Kirby, our prior Vice President of Corporate Accounting and, effective October 31, 2018, our current Vice President of Finance and principal financial and accounting officer.  Under the terms of the employment letter, Mr. Kirby is entitled to receive an annual base salary of $225,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Mr. Kirby is eligible to receive an annual bonus of 30% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Mr. Kirby currently does not have a severance and change in control agreement (described below) with us.

Bryant D. Lim

We are a party to an employment letter with Mr. Lim, our Senior Vice President, General Counsel and Secretary.  Under the terms of the employment letter, Mr. Lim is entitled to receive an annual base salary of $330,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Mr. Lim is eligible to receive an annual bonus of 40% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors.

Our agreement to pay severance and benefits if we terminate Mr. Lim’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change in control, are covered under a separate severance and change in control agreement (described below) to the extent then in effect.

Jonathan Yingling, Ph.D.

We are a party to an employment letter with Dr. Yingling, our prior Senior Vice President of Early Development and, effective January 1, 2018, our current Chief Scientific Officer.  Under the terms of the employment letter, Dr. Yingling is entitled to receive an annual base salary of $385,000 or such higher amount as our compensation committee or our board of directors may determine. In addition, under the employment letter, Dr. Yingling is eligible to receive an annual bonus of 40% of his base salary, subject to adjustment, based on the achievement of both individual and company performance objectives as established by our board of directors. Under the employment letter, if we terminate Dr. Yingling’s employment without cause at any time, or if he terminates his employment for good reason upon a change in control or within one year after a change in control, as such terms are defined in the agreement, we have agreed to:

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

Louis J. Arcudi, III

Prior to his resignation on October 31, 2018, the terms of Mr. Arcudi’s employment as our Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary were set forth in an employment letter, as amended, with Mr. Arcudi. Under the employment letter, Mr. Arcudi was initially entitled to receive an annual base salary of $315,000, such amount subject to adjustment from time to time in accordance with normal business practices. In addition, under the employment letter, Mr. Arcudi was entitled to receive an annual bonus in an amount approved by our board or the compensation committee based on the achievement of both individual and company performance objectives as developed and determined by our board of directors.

Pursuant to his employment letter, if we terminated Mr. Arcudi’s employment without cause at any time, or if he terminated his employment for good reason upon a change in control or within one year after a change of control, as such terms are defined in the agreement, we agreed to:

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

On October 31, 2018, we entered into a separation agreement and release with Mr. Arcudi, under which Mr. Arcudi agreed to resign as our Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary. Pursuant to the agreement, we provided Mr. Arcudi the following separation benefits in exchange for him agreeing to a release of claims and complying with certain other continuing obligations contained therein (including compliance with the restrictive covenants in his employment agreement):

•	We paid Mr. Arcudi a pro-rated 2018 bonus payment of $103,182, less all applicable taxes and withholdings;

•

We have agreed that, commencing on the first regular payroll date following his separation date until October 31, 2019, we will pay Mr. Arcudi with severance pay in the total gross amount of $525,115, payable in equal installments in accordance with our regular payroll practices;

•	Mr. Arcudi is eligible to receive health and dental benefits through reimbursement of COBRA premiums from his separation date through no later than October 31, 2019; and
•

Any stock options or other equity incentive awards previously granted to Mr. Arcudi and held by Mr. Arcudi on his separation date shall continue to remain exercisable until the earlier of (i) twelve months from the end of the quarter in which Mr. Arcudi terminates services from the with us, or (ii) the original expiration date of such option.

In addition, we (a) paid all of Mr. Arcudi’s compensation due and owing to him as of October 31, 2018 in accordance with our usual compensation and payroll practices, and (b) reimbursed Mr. Arcudi for all reasonable unreimbursed business expenses incurred by him as of October 31, 2018 in accordance with our expense reimbursement policy.

Mr. Arcudi also entered into a consulting agreement with us, effective October 31, 2018, under which Mr. Arcudi agreed to provide consulting services to us, and we have agreed to pay Mr. Arcudi consulting fees at a rate of $500 per hour for any such services provided, not to exceed $50,000 without our consent, as well as reimbursement for pre-approved reasonable expenses for a term of twelve months.  The agreement also contains non-solicit provisions that apply during the consulting period and the one-year period thereafter.

Severance and Change in Control Agreements

We have entered into a Severance and Change of Control Agreement with each of Messrs. Milano, Arcudi, Lim and Fletcher, and Drs. Yingling and Horobin.

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

Indemnification Agreements

On March 7, 2017, the board of directors approved a form of Indemnification Agreement to be entered into between the Company and our directors and officers. Each of Messrs. Milano, Arcudi, Fletcher, Kirby and Lim and Drs. Horobin and Yingling entered into an Indemnification agreement with the Company.  In general, the Indemnification Agreements provide that the Company will indemnify the director or officer to the fullest extent permitted by law for claims arising in his or her capacity as a director or officer of the Company or in connection with their service at our request for another corporation or entity. The Indemnification Agreements also provide for procedures that will apply in the event that a director or officer makes a claim for indemnification and establish certain presumptions that are favorable to the director or officer.

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

By the compensation committee of the board of directors,

Maxine Gowen, Chair

Howard Pien

Additional Compensation Information

Summary Compensation Table

The table below summarizes compensation paid to or earned by our named executive officers for 2018, 2017 and 2016.

Summary Compensation Table for Fiscal Year 2018

					Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($)	($)(2)	($)
Vincent J. Milano	2018	600,000	—		998,081	150,000	33,863	1,781,944
President and Chief	2017	600,000	—		296,634	270,000	31,106	1,197,740
Executive Officer	2016	600,000	—		573,780	211,680	31,555	1,417,015

R. Clayton Fletcher	2018	400,000	—		461,837	92,000	23,613	977,450
Senior Vice President,	2017	386,300	—		182,924	145,908	22,988	738,120
Business Development	2016	375,000	—		353,831	114,660	23,580	867,071
and Strategy

Joanna Horobin	2018	425,000	—		461,837	72,250	34,838	993,925
Senior Vice President,	2017	410,000	—		182,924	132,840	31,754	757,518
Chief Medical Officer	2016	390,000	—		—	119,246	31,187	540,433

John J. Kirby	2018	249,888	—		206,479	64,771	32,735	553,873
Vice President of Finance,	2017	231,750	—		98,878	62,573	28,676	421,877
Principal Financial and	2016	225,000	—		172,150	54,607	28,540	480,297
Accounting Officer (3)

Jonathan Yingling	2018	400,000	—		461,837	80,000	33,926	975,763
Senior Vice President,	2017	348,542	—		577,782	144,296	31,277	1,101,897
Chief Scientific Officer (4)

Louis J. Arcudi, III	2018	308,333	103,183	(6)	461,837	—	112,776	986,129
Former Senior Vice	2017	357,900	—		182,924	122,436	25,786	689,046
President of Operations,	2016	347,500	—		353,831	116,760	26,276	844,367
Chief Financial Officer,
Treasurer and Assistant
Secretary (5)

(1)

Represents the aggregate grant date fair value of options granted to each of the named executive officers as computed in accordance with ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officers. See Note 11 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(2)	“All Other Compensation” for 2018 for each of the named executive officers includes the following:

	Premiums paid by
	us for all insurance	Company match
	plans ($)	on 401(k) ($)	Severance ($)	Total ($)
Mr. Milano	23,613	10,250	—	33,863
Mr. Fletcher	23,613	—	—	23,613
Dr. Horobin	24,525	10,313	—	34,838
Mr. Kirby	23,239	9,496	—	32,735
Dr. Yingling	23,613	10,313	—	33,926
Mr. Arcudi	14,944	10,313	87,519	112,776

(3)	Upon Mr. Kirby’s appointment as our principal financial officer and principal accounting officer effective October 31, 2018, Mr. Kirby’s annual base salary was increased from $239,850 to $280,000.
(4)	Dr. Yingling joined our company and became our Senior Vice President, Early Development effective as of February 6, 2017 and has served as our Chief Scientific Officer since January 1, 2018.
(5)	Mr. Arcudi served as our Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary until his resignation, effective October 31, 2018.
(6)

Pursuant to Mr. Arcudi’s separation agreement, Mr. Arcudi received a pro-rated cash bonus in 2018 calculated as the product of (i) the greater of (a) the average bonus paid or that has been earned and accrued, but unpaid to Mr. Arcudi by us, in respect of the three fiscal years immediately preceding the fiscal year in which the separation date occurred, and (b) the annual bonus paid for the fiscal year immediately preceding the separation date (both (a) and (b) annualized for any fiscal year consisting of less than twelve full months or with respect to which Mr. Arcudi has been employed by us for less than twelve full months) and (ii) a fraction, the numerator of which is the number of days in the current fiscal year through the separation date, and the denominator of which is 365.

CEO Pay Ratio

Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee based on annualized 2018 base salary and annualized 2018 bonus awards for each of our 36 employees (excluding the CEO) as of December 31, 2018.  The annual total compensation of our median employee (other than the CEO) for 2018 was $297,391.   As disclosed in the Summary Compensation Table included in this CD&A, our CEO’s annual total compensation for 2018 was $1,781,944.  Based on the foregoing, the ratio of the 2018 annual total compensation of our CEO to the median of the annual total compensation of all other employees was 6 to 1.  Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to our named executive officers during 2018.

Grants of Plan-Based Awards for Fiscal Year 2018

					All Other
					Option
					Awards:	Exercise
					Number of	or Base	Grant Date
		Estimated Possible Payouts Under			Securities	Price of	Fair Value
		Non-Equity Incentive Plan Awards			Underlying	Option	of Option
		Threshold	Target	Maximum	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)(1)	($/Sh)	($)(2)
Vincent J. Milano		—	300,000	468,750
	1/3/2018 (3)				74,999	17.92	743,965
	8/13/2018 (3)				65,000	7.39	254,116

R. Clayton Fletcher		—	160,000	250,000
	1/3/2018 (3)				33,749	17.92	334,779
	8/13/2018 (3)				32,500	7.39	127,058

Joanna Horobin		—	170,000	265,625
	1/3/2018 (3)				33,749	17.92	334,779
	8/13/2018 (3)				32,500	7.39	127,058

John J. Kirby		—	74,966	117,135
	1/3/2018 (3)				16,874	17.92	167,384
	8/13/2018 (3)				10,000	7.39	39,095

Jonathan Yingling		—	160,000	250,000
	1/3/2018 (3)				33,749	17.92	334,779
	8/13/2018 (3)				32,500	7.39	127,058

Louis J. Arcudi, III (4)		—	123,333	192,708
	1/3/2018 (3)				33,749	17.92	334,779
	8/13/2018 (3)				32,500	7.39	127,058

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

(2)

Represents the aggregate grant date fair value of option awards made to the named executive officers in 2017 as computed in accordance with ASC 718. These amounts do not represent the actual amounts paid to or realized by the named executive officers during 2018. See Note 11 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(3)	Granted pursuant to our 2013 Stock Incentive Plan.
(4)

The target and maximum amounts reported under Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for Mr. Arcudi are pro-rated for Mr. Arcudi’s resignation effective October 31, 2018. Pursuant to the Separation Agreement and Release dated October 31, 2018 by and between Mr. Arcudi and us, Mr. Arcudi received a pro-rated bonus for 2018 in the amount of $103,183, the calculation of which is more fully described in the footnotes to the “Summary Compensation Table for Fiscal Year 2018.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding stock options held by our named executive officers as of December 31, 2018. None of our named executive officers held shares of unvested restricted stock as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End for 2018

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Vincent J. Milano	250,000	—		24.96	12/1/2024
	25,780	11,719	(1)	23.04	1/6/2026
	16,406	21,094	(2)	12.72	1/4/2027
	—	74,999	(3)	17.92	1/3/2028
	—	65,000	(4)	7.39	8/13/2028

R. Clayton Fletcher	70,312	4,688	(5)	37.36	1/26/2025
	15,897	7,227	(1)	23.04	1/6/2026
	10,117	13,007	(2)	12.72	1/4/2027
	—	33,749	(3)	17.92	1/3/2028
	—	32,500	(4)	7.39	8/13/2028

Joanna Horobin	56,248	18,751	(6)	31.04	11/30/2025
	10,117	13,007	(2)	12.72	1/4/2027
	—	33,749	(3)	17.92	1/3/2028
	—	32,500	(4)	7.39	8/13/2028

John J. Kirby	14,061	4,689	(7)	24.88	11/2/2025
	7,734	3,515	(1)	23.04	1/6/2026
	5,468	7,031	(2)	12.72	1/4/2027
	—	16,874	(3)	17.92	1/3/2028
	—	10,000	(4)	7.39	8/13/2028

Jonathan Yingling	32,811	42,188	(8)	12.40	2/6/2027
	—	33,749	(3)	17.92	1/3/2028
	—	32,500	(4)	7.39	8/13/2028

Louis J. Arcudi, III	13,749	—		41.92	12/23/2019
	11,874	—		21.92	12/27/2020
	18,247	—		9.26	11/28/2021
	43,541	—		5.52	5/22/2023
	37,500	—		20.48	12/10/2023
	24,999	—		31.76	12/10/2024
	15,898	7,226	(1)	23.04	1/6/2026
	10,117	13,007	(2)	12.72	1/4/2027
	—	33,749	(3)	17.92	1/3/2028
	—	32,500	(4)	7.39	8/13/2028

(1)

Represents unvested portion of stock option award that vested 25% on January 6, 2017 (first anniversary date following the January 6, 2016 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until January 6, 2020), provided the named executive officer is still employed with us on each vesting date.

(2)	Represents unvested portion of stock option award that vested 25% on January 4, 2018 (first anniversary date following the January 4, 2017 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until January 4, 2021), provided the named executive is still employed with us on each vesting date.
(3)

Represents unvested portion of stock option award that will vest 25% on the first anniversary date following the January 3, 2018 grant date, with the remainder vesting in 12 equal quarterly installments thereafter (until January 3, 2022), provided the named executive is still employed with us on each vesting date.

(4)

Represents unvested portion of stock option award that will vest 25% on the first anniversary date following the August 13, 2018 grant date, with the remainder vesting in 12 equal quarterly installments thereafter (until August 13, 2022), provided the named executive is still employed with us on each vesting date.

(5)

Represents unvested portion of stock option award that vested 25% on January 26, 2016 (first anniversary date following the January 26, 2015 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until January 26, 2019), provided the named executive is still employed with us on each vesting date.

(6)

Represents unvested portion of stock option award that vested 25% on November 30, 2016 (first anniversary date following the November 30, 2015 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until November 30, 2019), provided the named executive is still employed with us on each vesting date.

(7)

Represents unvested portion of stock option award that vested 25% on November 2, 2016 (first anniversary date following the November 2, 2015 grant date), with the remainder vesting in 12 equal quarterly installments thereafter (until November 2, 2019), provided the named executive is still employed with us on each vesting date.

(8)

Represents unvested portion of stock option award that will vest 25% on the first anniversary date following the February 6, 2017 grant date, with the remainder vesting in 12 equal quarterly installments thereafter (until February 6, 2021), provided the named executive is still employed with us on each vesting date

Option Exercises and Stock Vested

None of our named executive officers exercised any options during the year ended December 31, 2018.

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

In October 2018, we entered into a separation agreement and release with Mr. Arcudi, in connection with Mr. Arcudi’s resignation effective October 31, 2018, as our Senior Vice President of Operations, Chief Financial Officer, Treasurer and Assistant Secretary, and we agreed to provide him certain severance benefits and other compensation.  This agreement is described above under the caption “Employment and Separation Agreements with our Named Executive Officers,” and the payments upon Mr. Arcudi’s resignation were paid in accordance with this agreement and are set forth above in the “Summary Compensation Table.”

Termination of Employment Not In Connection With or Following a Change in Control

The following table sets forth the estimated potential benefits that our named executive officers would be entitled to receive upon their termination of employment with our company (other than a termination in connection with or following a change in control of our company) if the named executive officer’s employment was terminated on December 31, 2018. This table represents estimates only and does not necessarily reflect the actual amounts that would be paid to our named executive officers, which would only be known at the time that they become eligible for payment following their termination.

	Cash	Perquisites/
	Severance (1)	Benefits (2)	Total
Name	($)	($)	($)
Vincent J. Milano	810,560	25,414	835,974
R. Clayton Fletcher	517,523	25,414	542,937
Joanna Horobin	533,112	25,414	558,526
John J. Kirby (3)	—	—	—
Jonathan Yingling	519,695	25,414	545,109

(1)

Cash severance under the Severance and Change of Control Agreements would be payable to Messrs. Milano and Fletcher, and Drs. Horobin and Yingling upon a termination of the executive’s employment by the executive for “good reason” or by us without “cause”, in either case, subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by the Company and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment.  In such an event, executives would receive:

(i)

a lump sum cash payment payable within 30 days after the date of termination equal to the greater of (1) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three fiscal years immediately preceding the year of termination, and (2) the annual bonus paid for the year immediately preceding the year of termination ($210,560 for Mr. Milano, $117,523 for Mr. Fletcher, $108,112 for Dr. Horobin and $119,695 for Dr. Yingling); and

(ii)

salary continuation payments at the executive’s base salary on termination date for a period of 12 months paid in accordance with the Company’s normal payroll practices and subject to applicable tax withholding ($600,000 for Mr. Milano, $400,000 for Mr. Fletcher, $425,000 for Dr. Horobin and $400,000 for Dr. Yingling).

(2)

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano and Fletcher, and Drs. Horobin and Yingling, to the extent the executives participated in our group medical/dental insurance immediately prior to the termination date, if executives elect to continue receiving group medical and/or dental insurance under the continuation coverage rules known as COBRA, the Company will pay the Company’s share of the premium for such coverage that it pays for active and similarly-situated employees who receive the same type of coverage until the end of the period for which the Company is paying the salary continuation payments described within note (1)(ii), above.

The payments described in this column include an estimated value of the employer share of the premiums for our insurance plans as follows:

Name	Medical Insurance Premiums ($)	Dental Insurance Premiums ($)	Total ($)
Vincent J. Milano	23,584	1,830	25,414
R. Clayton Fletcher	23,584	1,830	25,414
Joanna Horobin	23,584	1,830	25,414
Jonathan Yingling	23,584	1,830	25,414

(3)	Mr. Kirby currently does not have a Severance and Change in Control Agreement with us.

Termination of Employment In Connection With or Following a Change in Control

The following table sets forth the estimated potential benefits that our named executive officers would be entitled to receive upon their termination of employment with our company in connection with or following a change in control of our company if the named executive officer’s employment was terminated on December 31, 2018.  The amounts indicated below are estimates based on the material assumptions described in the notes to the table below, which may or may not actually occur. Some of these assumptions are based on information currently available and, as a result, the actual amounts, if any, that may become payable to a named executive officer may differ in material respects from the amounts set forth below. Furthermore, for purposes of calculating such amounts, we have assumed:

•	a change of control date of December 31, 2018;
•	each named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, in each case on the date of the change of control; and
•

the value of the accelerated vesting of any equity award is calculated assuming a market price per share of our common stock equal to $2.77 (which equals the closing price of a share of our common stock on the Nasdaq Capital Market on December 31, 2018).

This table represents estimates only and does not necessarily reflect the actual amounts that would be paid to our named executive officers, which would only be known at the time that they become eligible for payment following their termination.

	Cash		Perquisites/
	Severance (1)	Equity (2)	Benefits (3)	Total
Name	($)	($)	($)	($)
Vincent J. Milano	1,650,000	—	38,121	1,688,121
R. Clayton Fletcher	1,000,000	—	38,121	1,038,121
Joanna Horobin	1,062,500	—	38,121	1,100,621
John J. Kirby (4)	—	—	—	—
Jonathan Yingling	1,000,000	—	38,121	1,038,121

(1)

Cash severance under the Severance and Change of Control Agreements would be payable to Messrs. Milano and Fletcher, and Drs. Horobin and Yingling upon a termination of the executive’s employment by the executive for “good reason” or by us without “cause”, in either case, within 24 months following a change of control (i.e., pursuant to a “double trigger” arrangement), subject to the executive’s timely execution and non-revocation of a general release of claims in a form provided by the Company and the executive’s continued compliance with the invention, non-disclosure and non-competition agreement previously entered into in connection with the commencement of executive’s employment.  In such an event, executives would receive a lump sum cash payment payable within 30 days after the date of termination equal to:

(i)

the executive's target bonus for the year of termination prorated for the portion of the year worked ($300,000 for Mr. Milano, $160,000 for Mr. Fletcher, $170,000 for Dr. Horobin and $160,000 for Dr. Yingling); and

(ii)

150% of the sum of (a) such executive's annual base salary for the year immediately preceding the year of termination and (b) the greatest of (1) the average bonus paid or earned and accrued, but unpaid to the executive in respect of the three years immediately preceding the year of termination, (2) the annual bonus paid for the year immediately preceding the year of termination and (3) the target bonus for the year in which the termination occurs ($1,350,000 for Mr. Milano, $840,000 for Mr. Fletcher, $892,500 for Dr. Horobin and $840,000 for Dr. Yingling).

(2)

Amounts in this column quantify the intrinsic value of the unvested stock options held by the named executive officers that would accelerate upon a qualifying termination of employment in connection with a change in control based on the assumptions described above.

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano and Fletcher, and Drs. Horobin and Yingling within 24 months following a change of control, all outstanding stock options held by the executive as of the date of termination will be automatically vested in full as of the date of termination, and the executive will have the ability to exercise any such options until the three year anniversary of such executive’s termination, but in no event past the remaining term of the applicable equity award. Upon a qualifying change in control event, Mr. Kirby’s outstanding options shall fully vest, regardless of whether a termination event also occurs.

(3)

Under the Severance and Change of Control Agreements, upon a qualifying termination by Messrs. Milano and Fletcher, and Drs. Horobin and Yingling within 24 months following a change of control, the executive will be eligible to receive 150% of the Company’s share of the annual premium for group medical and/or dental insurance coverage that was in place for the executive immediately prior to the date of termination, payable in a lump sum cash payment within 30 days after the date of termination.

The payments described in this column include an estimated value of the employer share of the premiums for our insurance plans as follows:

Name	Medical Insurance Premiums ($)	Dental Insurance Premiums ($)	Total ($)
Vincent J. Milano	35,376	2,745	38,121
R. Clayton Fletcher	35,376	2,745	38,121
Joanna Horobin	35,376	2,745	38,121
Jonathan Yingling	35,376	2,745	38,121

(4)

Mr. Kirby currently does not have a Severance and Change in Control Agreement with us. However, following a qualifying change in control event, unvested stock options held by Mr. Kirby would accelerate in connection with a change control as governed by his outstanding stock option agreements.

Director Compensation

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. As a result, Mr. Milano does not receive any compensation for his service on our board of directors.

We generally review our director compensation program every two years with the advice of an independent compensation consultant.  In January 2018, we modified our director compensation program, effective January 1, 2018, to include annual cash compensation for directors serving as members of the Scientific Advisory Committee. In September 2018, we modified our director compensation program, effective September 18, 2018, to revise the number of shares issued and awarded upon initial election and on an annual basis. In November 2018, we modified our director compensation program, effective January 1, 2019, to increase the cash compensation for service on the board of directors from $35,000 to $40,000.

Under our director compensation program, we pay our non-employee directors retainers in cash. Each director receives a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairmen of each committee receive higher retainers for such service. These fees are paid quarterly in arrears. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director was a member during 2018 were as follows:

	Member	Chairman
	Annual Fee	Annual Fee
Board of Directors	$35,000	$70,000
Audit Committee	$7,500	$15,000
Compensation Committee	$6,250	$12,500
Nominating and Corporate Governance Committee	$4,000	$8,000
Scientific Advisory Committee	$4,000	$4,000

Our director compensation program includes a stock-for-fees policy, under which directors have the right to elect to receive common stock in lieu of cash fees. These shares of common stock are issued under our 2013 Stock Incentive Plan. The number of shares issued to participating directors is determined on a quarterly basis by dividing the cash fees to be paid through the issuance of common stock by the fair market value of our common stock, which is the closing price of our common stock, on the first business day of the quarter following the quarter in which the fees are earned. In 2018, several of our directors elected to receive shares of our common stock in lieu of cash fees as set forth in the footnotes to the Director Compensation table below.

Under our director compensation program, we also reimburse our directors for travel and other related expenses for attendance at meetings.

Under our current director compensation program, upon their initial election to the board of directors, new non-employee directors receive an initial option grant to purchase 23,000 shares of our common stock, and all non-employee directors, other than the chairman, receive an annual option grant to purchase 11,500 shares of our common stock. The chairman receives an annual option grant for 14,500 shares of our common stock. The annual grants are made on the date of our annual meeting of stockholders and fully vest one year from that date of grant. The initial options granted to our non-employee directors vest with respect to one third of the underlying shares on the first anniversary of the date of grant and the balance of the underlying shares vest in eight equal quarterly installments following the first anniversary of the date of grant, subject to continued service as a director, and are granted under our 2013 Stock Incentive Plan. These options are granted with exercise prices equal to the fair market value of our common stock, which is the closing price of our common stock, on the date of grant and will become immediately exercisable in full if there is a change in control of our company.

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

•	the director does not stand for re-election or is not nominated for re-election due to the fact that he or she is or will be older than 75 at the end of such director’s term.

The following table sets forth a summary of the compensation we paid to our non-employee directors who served on our board in 2018.

DIRECTOR COMPENSATION FOR 2018

	Fees Earned or			All Other
	Paid in Cash		Option Awards	Compensation
Name	($)		($) (1)	($)	Total ($)
Julian C. Baker (2)	25,014	(3)	53,955	—	78,969
James A. Geraghty	85,500	(4)	67,983	—	153,483
Mark Goldberg	46,500		53,955	—	100,455
Maxine Gowen	47,033		53,955	—	100,988
Kelvin M. Neu	51,500	(5)	53,955	—	105,455
Howard Pien (6)	11,770	(7)	130,365	—	142,135
William S. Reardon	54,000		53,955	—	107,955
Carol A. Schafer (8)	1,617		50,246	—	52,043

(1)

These amounts represent the aggregate grant date fair value of option awards made to each listed director in 2017 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation,” or ASC 718. These amounts do not represent the actual amounts paid to or realized by the directors during 2018. See Note 11 to the financial statements included elsewhere in this Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards. As of December 31, 2018, our non-employee directors, or former director in the case of Mr. Baker, held options to purchase shares of our common stock as follows: Mr. Baker: 34,375; Mr. Geraghty: 96,686; Dr. Goldberg: 34,375; Dr. Gowen: 25,625; Dr. Neu: 34,375; Mr. Pien: 23,000; Mr. Reardon: 40,625; and Ms. Schafer: 23,000.

(2)	Mr. Baker resigned from our board of directors on September 18, 2018.
(3)	Includes cash meeting fees of $25,014 in lieu of which Mr. Baker elected to receive 12,892 shares of our common stock.
(4)	Includes cash meeting fees of $10,688 in lieu of which Mr. Geraghty elected to receive 8,096 shares of our common stock.
(5)	Includes cash meeting fees of $51,500 in lieu of which Dr. Neu elected to receive 22,838 shares of our common stock.
(6)	Mr. Pien was appointed to our board of directors on September 18, 2018.
(7)	Includes cash meeting fees of $10,313 in lieu of which Mr. Pien elected to receive 2,929 shares of our common stock.
(8)	Ms. Schafer was appointed to our board of directors on December 18, 2018.

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently consists of Dr. Gowen and Mr. Pien. Dr. Gowen, Mr. Pien and Dr. Neu each served as members of our compensation committee for all or a portion of 2018.  No member of our compensation committee was at any time during 2018, or was formerly, an officer or employee of ours. No member of our compensation committee engaged in any related person transaction involving our company during 2018. None of our executive officers has served as a director or member of the compensation committee (or other committee serving the same function as the compensation committee) of any other entity, while an executive officer of that other entity served as a director or member of our compensation committee.

Maxine Gowen, Chair

Howard Pien

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 15, 2019, information we know about the beneficial ownership of our common stock by:

•

each person or entity, including  any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who is known by us to own beneficially more than 5% of the issued and outstanding shares of our common stock;

•	each of our current directors;
•	each of our named executive officers, as defined in Item 11 of Part III of this Annual Report on Form 10-K; and
•	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information in the table below is not necessarily indicative of beneficial ownership for any other purpose. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. In computing the percentage ownership of each person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable, or exercisable within 60 days of February 15, 2019, are deemed to be outstanding and beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

To our knowledge and except as indicated in the notes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The percentage of ownership is based on 27,620,102 shares of our common stock issued and outstanding on February 15, 2019. All fractional common share amounts have been rounded to the nearest whole number.

	Number of Shares		Percentage of
Name and Address of Beneficial Owner (1)	Beneficially Owned		Outstanding Shares
5% Stockholders
Affiliates of Baker Brothers Advisors, LLC, 860 Washington Street, 3rd Floor, New York, NY 10014	4,839,895	(2)	17.69%
Pillar Investment Entities c/o Pillar Invest Offshore SAL, Starco Center, Bloc B, 3rd Flr, Omar Daouk St., Beirut, M8 2020-3313, Lebanon	2,447,402	(3)	8.97%
Castellina Ventures Ltd., 325 Waterfront Drive, Omar Hodge Building, 2nd Floor, Wickham’s Cay, Road Town, Tortola, British Virgin Islands	2,137,638	(4)	7.74%
Blackrock, Inc., 55 East 52nd Street, New York, NY 10055	1,478,231	(5)	5.35

Named Executive Officers and Directors
Vincent J. Milano	380,814	(6)	1.36%
Louis J. Arcudi, III	198,645	(7)	*
R. Clayton Fletcher	117,341	(8)	*
James A. Geraghty	153,697	(9)	*
Mark Goldberg	37,760	(10)	*
Maxine Gowen	79,917	(11)	*
Joanna Horobin	86,532	(12)	*
John J. Kirby	39,472	(13)	*
Kelvin M. Neu	44,319	(14)	*
Howard Pien	2,929		*
William S. Reardon	38,131	(15)	*
Carol A. Schafer	5,000		*
Jonathan Yingling	48,044	(16)	*
All current directors and executive officers as a group (13 individuals)	170,3115	(17)	3.44%

*     Denotes less than 1% beneficial owner.

(1)	Except as otherwise noted, the address for each person listed above is c/o Idera Pharmaceuticals, Inc., 505 Eagleview Boulevard, Exton, PA 19341.
(2)

Consists of (i) 496,758 shares of our common stock owned by 667, L.P., (ii) 4,258,065 shares of our common stock owned by Baker Brothers Life Sciences, L.P., (iii) 59,267 shares of our common stock owned by 14159, L.P., (iv) (a) 9,246 shares of our common stock held directly by Julian Baker and (b) 16,559 shares of our common stock held directly by Dr. Neu, and in which each of 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P., which we refer to collectively as the Funds, has an indirect pecuniary interest and may be deemed to own a portion of these shares, and (v) (a) 27,760 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019 held by Mr. Baker and (b) 27,760 shares of common stock subject to outstanding options that are exercisable within 60 days after February 15, 2019 held by Dr. Neu. As a result of the application of the Beneficial Ownership Cap, as described below in this footnote, the table above does not include the following as being beneficially owned by the Funds: (a) 298,741 shares of common stock issuable upon exercise of warrants to purchase common stock owned by 667, L.P., (b) 2,410,071 shares of common stock issuable upon exercise of warrants to purchase common stock owned by Baker Brothers Life Sciences, L.P. and (c) 60,070 shares of common stock issuable upon exercise of warrants to purchase common stock owned by 14159, L.P. The information in this footnote is based on a Schedule 13D/A filed with the SEC on September 20, 2018; Form 4s filed with the SEC on October 3, 2018 and January 4, 2019; and on information provided to us by the Funds, Julian Baker and Dr. Neu. Mr. Baker, a member of the our board until his resignation in September 2018, is a managing member of Baker Bros. Advisors LP and is a principal of Baker Bros. Advisors (GP), LLC, the sole general partner of Baker Bros. Advisors LP. Baker Bros. Advisors LP serves as the investment advisor to the Funds. Accordingly, Mr. Baker may be deemed to have sole power to direct the voting and disposition of the shares of common stock held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC. Mr. Baker expressly disclaims beneficial ownership over shares held directly by the Funds and indirectly by Baker Bros. Advisors LP and Baker Bros. Advisors (GP), LLC, except to the extent of his pecuniary interest therein, if any, by virtue of his pecuniary interest therein. Dr. Neu, a member of the Idera board, is an employee of Baker Bros. Advisors LP. Under the terms of the warrants issued to the Funds, the Funds are not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in the Funds (and their affiliates) beneficially owning more than 4.99% of the number of shares of our common stock issued and outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. This limitation on exercise of the warrants to purchase common stock issued to the Funds is referred to in this footnote as the Beneficial Ownership Cap. The Funds have the right to increase this beneficial ownership limitation in their discretion on 61 days' prior written notice to us, provided that in no event are the Funds permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in the Funds (and their affiliates) beneficially owning in the aggregate more than 19.99% of the number of shares of our common stock issued and outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock.

(3)Consists of (i) 216,266 shares of common stock held by Pillar Pharmaceuticals I, L.P., or Pillar I, (ii) 673,985 shares of common stock held by Pillar Pharmaceuticals II, L.P., or Pillar II, (iii) 293,980 shares of common stock held by Pillar Pharmaceuticals III, L.P., or Pillar III, (iv) 25,000 shares of common stock held by Pillar Pharmaceuticals IV, L.P., or Pillar IV, (v) 109,375 shares of common stock held by Pillar V, (vi) 1,061,212 shares of common stock held by Participations Besancon, or Besancon, and over which Pillar Invest Corporation has investment discretion, pursuant to an advisory agreement between Pillar Invest Corporation and Besancon, or the Advisory Agreement, (vii) 67,584 shares of common stock held directly by Youssef El Zein and (viii)  34,375 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019 held by Mr. El Zein. Mr. El Zein, a member of our board until October 31, 2017, is a director and controlling stockholder of Pillar Invest Corporation, which is the general partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V and is a limited partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V. Mr. El Zein expressly disclaims beneficial ownership over shares held directly by Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V and indirectly by Pillar Invest Corporation. Besancon is an investment fund having no affiliation with Mr. El Zein, Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V or Pillar Invest Corporation. The information in this footnote is based on a Schedule 13D/A filed with the SEC on October 17, 2016; Form 4s filed with the SEC on October 17, 2017 and August 17, 2018; and on information provided to us by Pillar Invest Corporation and Mr. El Zein.

(4)Based on Schedule 13G filed with the SEC on September 4, 2018 by Castellina Ventures Ltd. (“Castellina”). The Ballaison Trust (“Ballaison”), a trust established under the laws of New Zealand whose principal business address and principal office address is 14, rue de la Corraterie, PO Box 5209, CH-1211 Geneva 11, is the sole shareholder of Castellina and may be deemed a beneficial owner. Edward Martin-Du Pan and Yves Bruderlein are the trustees of Ballaison. The Ballaison Trust was established for the principal purpose of holding and preserving assets for the benefit of its beneficiaries.  Castellina reported that it had sole voting power and sole dispositive power over all shares beneficially owned. The Schedule 13G does not identify any shares with respect to which there is a right to acquire beneficial ownership. The Schedule 13G states that the shares were acquired and are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of us.

(5) Based on the Schedule 13G filed with the SEC on February 8, 2019 by BlackRock, Inc. and certain subsidiaries (“BlackRock”). BlackRock reported that it had sole voting power over 1,451,102 shares and sole dispositive power over all shares beneficially owned. The Schedule 13G does not identify any shares with respect to which there is a right to acquire beneficial ownership. The Schedule 13G states that the shares were acquired and are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of us.

(6)Includes 324,998 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(7)Includes 192,251 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(8)Consists of 117,341 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(9)Includes of 88,264 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(10)Includes of 27,760 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(11)Includes 19,010 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019, and 875 shares of common stock held in the name Brian Macdonald for Maxine Gowen Trust, for which Dr. Gowen is a beneficiary and trustee.

(12)includes of 84,488 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(13)Consists of 36,677 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(14)Includes of 27,760 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(15)Includes 34,010 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(16)Consists of 48,044 shares of common stock subject to outstanding stock options that are exercisable within 60 days after February 15, 2019.

(17)Includes 808,352 shares of common stock subject to outstanding stock options held by the directors and executive officers as a group that are exercisable within 60 days after February 15, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 regarding total shares subject to outstanding stock options, warrants and rights and total additional shares available for issuance under our existing equity incentive and employee stock purchase plans. In addition, from time to time, we grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	2,910,781	$17.28	989,790
Equity compensation plans not approved by stockholders (2)	393,750	$26.76	—
Total	3,304,531	$18.41	989,790

(1)	Consists of our: 2008 Stock Incentive Plan; 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.

Shares are available for future issuance only under our 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.

(2)

Consists of stock options issued as inducement grants as of December 31, 2018. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Since January 1, 2018, we have not entered into or engaged in any related party transactions, as defined by the SEC, with our directors, officers and stockholders who beneficially owned more than 5% of our outstanding common stock, as well as affiliates or immediate family members of those directors, officers and stockholders.

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

DIRECTOR INDEPENDENCE

Under applicable rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Geraghty, Dr. Goldberg, Dr. Gowen, Dr. Neu, Mr. Pien, Mr. Reardon, Ms. Schafer and all of the members of each of the audit, compensation and nominating and corporate governance committees are independent as defined under applicable rules of the Nasdaq Stock Market including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act and, in the case of all members of the compensation committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act.

Our board of directors had previously made a similar determination of independence with respect to Mr. Baker, who served as a director until September 2018.

Item  14.Principal Accountant Fees and Services.

ACCOUNTING MATTERS

Report of the Audit Committee

The audit committee has reviewed our audited financial statements for the fiscal year ended December 31, 2018 and discussed them with our management and our independent registered public accounting firm.

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

Based on the review and discussions referred to above, the audit committee recommended to our board of directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2018.

By the audit committee of the board of directors,

William S. Reardon, Chairman

James Geraghty

Mark Goldberg, M.D.

Carol Schafer

Independent Registered Public Accounting Firm Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP during the years ended December 31, 2018 and 2017:

Fee Category	2018	2017
Audit Fees	$581,145	$600,122
Audit-Related Fees	230,318	204,814
Tax Fees	26,780	126,980
All Other Fees	1,925	1,995
Total Fees	$840,168	$933,911

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

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of tax returns, accounted for $27,000 of the total tax fees billed in both 2018 and 2017. Tax advice and tax planning services primarily relate to consultations on our net operating loss carry forwards and payroll taxes.

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

(3)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(b)The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(c)None.

Exhibit Index

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
1.1	Equity Distribution Agreement, dated November 26, 2018, by and between Idera Pharmaceuticals, Inc. and JMP Securities LLC	8-K	001-31918	1.1	November 26, 2018

2.1	Agreement and Plan of Merger, dated as January 21, 2018, by and among Idera Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc.	8-K	001-31918	2.1	January 22, 2018

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.	10-Q	001-31918	3.1	August 2, 2018

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.	10-K	001-31918	3.2	March 7, 2018

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.	S-1	33-99024	4.1	December 8, 1995

4.2	Form of Pre-Funded Warrant issued in May 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.5	May 15, 2013

4.3	Form of Pre-Funded Warrant issued in September 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	September 26, 2013

4.4	Form of Pre-Funded Warrant issued in February 2014 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	February 5, 2014

4.5*	Registration Rights Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC

5.1*	Opinion Of Morgan, Lewis & Bockius LLP

10.1	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998	10-K	000-27352	10.39	April 1, 2002

10.2	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein	8-K	001-31918	10.2	March 29, 2006

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.3	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein	8-K	001-31918	4.1	February 9, 2015

10.4	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among Idera Pharmaceuticals, Inc., 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.	8-K	001-31918	10.1	January 22, 2018

10.5†	2005 Stock Incentive Plan, as amended	10-Q	001-31918	10.4	August 14, 2006

10.6†	2008 Stock Incentive Plan, as amended	8-K	001-31918	99.2	June 17, 2011

10.7†	2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 13, 2014

10.8†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 11, 2015

10.9†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 9, 2017

10.10†	2017 Employee Stock Purchase Plan	8-K	001-31918	10.2	June 9, 2017

10.11†	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014	10-Q	001-31918	10.1	August 12, 2014

10.12†	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.2	June 10, 2008

10.13†	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.3	June 10, 2008

10.14†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.4	June 10, 2008

10.15†	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan	8-K	001-31918	10.5	June 10, 2008

10.16†	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.2	July 29, 2013

10.17†	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.3	July 29, 2013

10.18†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.4	July 29, 2013

10.19†	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement	10-Q	001-31918	10.1	November 6, 2015

10.20†	Separation Agreement and Release of Claims dated April 18, 2017 between Idera Pharmaceuticals, Inc. and Sudhir Agrawal	10-Q	001-31918	10.1	August 7, 2017

10.21†	Scientific Advisor Agreement effective June 1, 2017 by and between Idera Pharmaceuticals, Inc. and Sudhir Agrawal	10-K	001-31918	10.30	March 7, 2018

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.22†	Consulting Services Agreement, dated October 31, 2018, by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III	8-K	001-31918	99.1	November 2, 2018

10.23†	Separation Agreement and Release, dated October 31, 2018, by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III	8-K	001-31918	99.2	November 2, 2018

10.24†	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano	10-K	001-31918	10.24	March 12, 2015

10.25†	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher	10-Q	001-31918	10.1	May 11, 2015

10.26†*	Employment Offer Letter, dated October 15, 2015, by and between Idera Pharmaceuticals, Inc. and John J. Kirby

10.27†	Employment Letter, dated November 11, 2015 by and between Idera Pharmaceuticals, Inc. and Joanna Horobin	10-K	001-31918	10.35	March 7, 2018

10.28†	Employment Letter, dated February 2, 2017, by and between Idera Pharmaceuticals, Inc. and Jonathan Yingling	10-K	001-31918	10.36	March 7, 2018

10.29†	Employment Offer Letter, dated August 20, 2018, by and between Idera Pharmaceuticals, Inc. and Bryant D. Lim	10-Q	001-31918	10.1	November 6, 2018

10.30†	Form of Director and Officer Indemnification Agreement	10-Q	001-31918	10.1	May 4, 2017

10.31†	Form of Executive Severance and Change of Control Agreement	10-Q	001-31918	10.2	May 4, 2017

10.32††	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.3	August 12, 2014

10.33††	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.	10-K	001-31918	10.56	March 15, 2017

10.34††	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated May 18, 2018	10-Q	001-31918	10.1	August 2, 2018

10.35	Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.45	March 7, 2018

10.36	First Amendment dated September 23, 2015 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.46	March 7, 2018

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.37*	Purchase Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Morgan, Lewis & Bockius LLP (contained in Exhibit 5.1)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

††	Confidential treatment granted as to certain portions, which are omitted and filed separately with the Commission.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March 2019.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019
Vincent J. Milano

/S/ JOHN J. KIRBY	Vice President of Finance (Principal Financial and Accounting Officer)	March 6, 2019
John J. Kirby

/S/ JAMES A. GERAGHTY	Chairman of the Board of Directors	March 6, 2019
James A. Geraghty

/S/ MARK GOLDBERG	Director	March 6, 2019
Mark Goldberg, M.D.

/S/ MAXINE GOWEN	Director	March 6, 2019
Maxine Gowen, Ph.D.

/S/ KELVIN M. NEU	Director	March 6, 2019
Kelvin M. Neu, M.D.

/S/ HOWARD H. PIEN	Director	March 6, 2019
Howard H. Pien

/S/ WILLIAM S. REARDON	Director	March 6, 2019
William S. Reardon

/S/ CAROL A. SCHAFER	Director	March 6, 2019
Carol A. Schafer

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 6, 2019

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$71,431	$112,629
Prepaid expenses and other current assets	1,376	3,992
Total current assets	72,807	116,621
Property and equipment, net	207	1,472
Other assets	9	324
Total assets	$73,023	$118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,134	$1,334
Accrued expenses	7,884	8,000
Note payable	—	209
Deferred revenue	—	566
Total current liabilities	9,018	10,109
Other liabilities	11	613
Total liabilities	9,029	10,722

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares; Issued and outstanding — 27,188 and 24,453 shares at December 31, 2018 and December 31, 2017, respectively	27	24
Additional paid-in capital	728,342	712,165
Accumulated deficit	(664,375)	(604,494)
Total stockholders’ equity	63,994	107,695
Total liabilities and stockholders’ equity	$73,023	$118,417

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Alliance revenue	$662	$902	$16,199
Operating expenses:
Research and development	41,841	50,653	39,824
General and administrative	15,420	15,588	15,132
Merger-related costs, net	1,245	1,128	—
Restructuring costs	3,112	—	—
Total operating expenses	61,618	67,369	54,956
Loss from operations	(60,956)	(66,467)	(38,757)
Other income (expense):
Interest income	1,089	574	415
Interest expense	(11)	(50)	(80)
Foreign currency exchange (loss) gain	(3)	(41)	33
Net loss	$(59,881)	$(65,984)	$(38,389)

Net loss per share applicable to common stockholders - basic and diluted (Note 16)	$(2.25)	$(3.35)	$(2.41)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	26,601	19,675	15,950

Comprehensive loss:
Net loss	$(59,881)	$(65,984)	$(38,389)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	17	117
Total other comprehensive income	—	17	117
Comprehensive loss	$(59,881)	$(65,967)	$(38,272)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2015	15,158	$15	$583,782	$(500,081)	$(134)	$83,582
Sale of common stock and warrants, net of issuance costs	3,278	3	48,845	—	—	48,848
Issuance of common stock under employee stock purchase plan	15	—	172	—	—	172
Exercise of common stock options and warrants	171	—	2,000	—	—	2,000
Issuance of common stock for services	11	—	172	—	—	172
Non-employee stock option expense	—	—	—	—	—	—
Stock-based compensation	—	—	6,847	—	—	6,847
Unrealized loss on marketable securities	—	—	—	—	117	117
Net loss	—	—	—	(38,389)	—	(38,389)
Balance, December 31, 2016	18,633	$18	$641,818	$(538,470)	$(17)	$103,349

Cumulative effect from adoption of new accounting standard (Note 2)	—	—	40	(40)	—	—
Sale of common stock, net of issuance costs	4,792	5	53,741	—	—	53,746
Issuance of common stock under employee stock purchase plan	22	—	253	—	—	253
Exercise of common stock options and warrants	996	1	5,443	—	—	5,444
Issuance of common stock for services	10	—	150	—	—	150
Stock-based compensation	—	—	10,720	—	—	10,720
Unrealized gain on marketable securities	—	—	—	—	17	17
Net loss	—	—	—	(65,984)	—	(65,984)
Balance, December 31, 2017	24,453	$24	$712,165	$(604,494)	$—	$107,695

Issuance of common stock under employee stock purchase plan	25	—	243	—	—	243
Issuance of common stock upon exercise of common stock options and warrants	2,702	3	10,163	—	—	10,166
Issuance of common stock for services rendered	8	—	97	—	—	97
Stock-based compensation	—	—	5,674	—	—	5,674
Net loss	—	—	—	(59,881)	—	(59,881)
Balance, December 31, 2018	27,188	$27	$728,342	$(664,375)	$—	$63,994

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(59,881)	$(65,984)	$(38,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,674	10,720	6,847
Issuance of common stock for services rendered	97	150	172
Accretion of discounts and premiums on investments	—	94	566
Depreciation and amortization expense	432	746	656
Loss on disposal or impairment of property and equipment	477	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,717	(1,962)	1,064
Accounts payable, accrued expenses, and other liabilities	(866)	1,674	1,988
Deferred revenue	(566)	(697)	(1,111)
Net cash used in operating activities	(51,916)	(55,259)	(28,203)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	—	(2,946)
Proceeds from maturity of available-for-sale securities	—	28,270	32,746
Proceeds from sale of available-for-sale securities	—	—	1,974
Proceeds from the sale of property and equipment	290	—	—
Purchases of property and equipment	(75)	(206)	(408)
Net cash provided by investing activities	215	28,064	31,366

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	—	53,763	49,014
Proceeds from employee stock purchases	243	253	172
Proceeds from exercise of common stock options and warrants	10,166	5,444	2,000
Payments on note payable	(209)	(292)	(261)
Payments on capital leases	(8)	(11)	(7)
Net cash provided by financing activities	10,192	59,157	50,918
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,509)	31,962	54,081
Cash, cash equivalents and restricted cash, beginning of period	112,940	80,978	26,897
Cash, cash equivalents and restricted cash, end of period	$71,431	$112,940	$80,978

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Note 1.  Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. The Company’s current focus is on its Toll-like receptor, or TLR, agonist, tilsotolimod (IMO-2125), for oncology. The Company believes it can develop and commercialize targeted therapies on its own.  To the extent the Company seeks to develop drug candidates for broader disease indications, it has entered into and may explore additional collaborative alliances to support development and commercialization.

Agreement and Plan of Merger

On January 21, 2018, the Company, BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”), Nautilus Holdco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BioCryst (“Holdco”), Island Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, and Boat Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdco, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The board of directors of each of Idera and BioCryst unanimously approved the Merger Agreement and the transactions contemplated thereby and the required regulatory approvals were received. However, the proposed merger was subject to approval by the stockholders of Idera and BioCryst, and satisfaction of other customary closing conditions, as specified in the Merger Agreement. At a special meeting of BioCryst stockholders held on July 10, 2018, BioCryst’s stockholders voted against the adoption of the Merger Agreement. Following such vote and in accordance with the terms of the Merger Agreement, BioCryst terminated the Merger Agreement. In accordance with the Merger Agreement, BioCryst paid the Company a fixed expense reimbursement amount of $6 million in July 2018 in connection with the termination of the Merger Agreement. The fixed expense reimbursement amount is included in “Merger-related costs, net” in the accompanying statements of operations.

Liquidity and Financial Condition

As of December 31, 2018, the Company had an accumulated deficit of $664.4 million and a cash and cash equivalents balance of $71.4 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses. The Company believes, based on management’s current operating plan, that its existing balance of cash and cash equivalents on hand as of December 31, 2018, plus cash received from the ATM Agreement (Note 7) through February 2019 and cash received from interest income throughout the period, is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Annual Report on Form 10-K. Further, management has concluded that it is probable that management’s plans can be effectively implemented and will mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern while not impeding the advancement of its drug development. These plans may also include the possible deferral of certain operating expenses unless additional capital is received. The Company has and will continue to evaluate available alternatives to extend its operations beyond this date.

Note 1.  Business and Organization (Continued)

Reverse Stock Split

As further described in Note 7, on July 27, 2018, the Company effected a 1-for-8 reverse stock split of the Company's outstanding shares of common stock, as authorized at a special meeting of stockholders on June 20, 2018. All share and per share amounts of common stock, options and warrants in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassifications

The prior year financial statements contain certain reclassifications to the results of operations for the year ended December 31, 2017 to conform to the presentation for the year ended December 31, 2018. Merger-related costs of approximately $1.1 million were reclassified from general and administrative expenses to merger-related costs, net for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingencies in the accompanying Financial Statements and these Notes.  In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.  On an ongoing basis, the Company evaluates its estimates, judgments and methodologies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.  Actual results could differ materially from those estimates.

Segment Information

Operating segments are defined as components of an enterprise in which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of developing novel therapeutics for oncology and rare diseases.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, and accounts receivable. As of December 31, 2017, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable and a note payable.  The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2018 and 2017.  As of December 31, 2018, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

Note 2.  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and investments. The Company’s credit risk is managed by investing in highly rated money market instruments, certificates of deposit, corporate bonds, commercial paper and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2018, all of the Company’s cash and cash equivalents were held at one financial institution.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2018 consisted of cash, commercial paper and a money market fund. Cash and cash equivalents at December 31, 2017 consisted of cash and two money market funds.

Restricted Cash

As part of the Company’s prior lease arrangement for its office and laboratory facility in Cambridge, Massachusetts, the Company was required to restrict cash held in a certificate of deposit securing a line of credit for the lessor.  The restricted cash amounted to $0.3 million and was recorded in “Other assets” as of December 31, 2017 in the accompanying balance sheets. In July 2018, the Company terminated the lease agreement, effective September 30, 2018, in connection with restructuring activities which are more fully described in Note 10.  Accordingly, the Company is no longer required to restrict cash for this purpose as it has satisfied all obligations under the lease agreement, including payment of a $0.2 million lease termination fee which is included in “Restructuring costs” in the accompanying statements of operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
(In thousands)	2018	2017
Cash and cash equivalents	$71,431	$112,629
Restricted cash	—	311
Cash, cash equivalents and restricted cash	$71,431	$112,940

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

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

See Note 9, “Collaboration and License Agreements” for additional details regarding the Company’s collaboration arrangements.

As part of the accounting for these arrangements, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, the Company maximizes the use of observable inputs.  When the stand-alone selling price of a good or service is not directly observable, the Company estimates the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, the Company must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10-32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation as a performance obligation, by definition, has value on a stand-alone basis.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Research and Development Expenses

All research and development expenses are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2018 and 2017, the Company recorded approximately $0.6 million and $2.6 million as prepaid research and development, respectively, which is included within prepaid expenses and other current assets in the accompanying balance sheets.

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

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Vesting is generally four years for employees and one year for directors. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. The value of the award that is ultimately expected to vest based on the achievement of a performance condition (i.e., service period) is recognized as expense on a straight-line basis over the requisite service period. See Note 11, “Stock-based Compensation” for additional details.

Prior to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. However, ASU 2016-09 allows an entity to elect as an accounting policy upon adoption either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU in the first quarter of 2017, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis, resulting in less than a $0.1 million reduction in Additional paid-in capital and an increase in Accumulated deficit as of January 1, 2017, to reflect the cumulative effect of previously estimated forfeitures. See the caption “Cumulative effect from adoption of new accounting standard” within the accompanying statements of stockholders’ equity.

Merger-related Costs, net

Merger-related costs, net includes amounts related to the transactions contemplated under the Merger Agreement, which was terminated in July 2018, as more fully described in Note 1. The line item includes charges incurred for transaction and integration-related professional fees, employee retention costs, and other incremental costs directly related to the potential merger. These costs were offset by the $6 million termination fee, which was received by the Company in July 2018.

Note 2.  Summary of Significant Accounting Policies (Continued)

Restructuring Costs

Restructuring charges are primarily comprised of severance costs related to workforce reductions, contract termination and wind-down costs and asset impairments. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes restructuring charges when the liability has been incurred, except for one-time employee termination benefits that are incurred over time. Generally, one-time employee termination benefits (i.e. severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Other costs will be recorded as incurred. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, or other applicable authoritative guidance. See Note 10 for additional details.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2018, 2017 and 2016, the Company had no uncertain tax positions.  See Note 13, “Income Taxes” for additional details.

Net Loss per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2018 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 16).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments in available-for-sale securities during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. As of December 31, 2018 and 2017, the Company held no investments in available-for-sale securities. In accordance with ASC Topic 220, Comprehensive Income, the Company has elected to present the components of net income and other comprehensive income as one continuous statement.

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

Recently Issued (Not Yet Adopted) Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. This guidance is applicable to the Company's fiscal year beginning January 1, 2019 and the Company will adopt ASU 2016-02 in the first quarter of 2019 using the alternative modified retrospective transition method, which allows the Company to apply the new lease standard to the beginning of the 2019 period and does not require adjusting comparative period financial information.  Additionally, the Company intends to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. While the Company continues to assess the effects of adoption, it believes the most significant effects relate to the recognition of a right-of-use asset and corresponding liability on its balance sheet, primarily related to the existing operating lease, as well as new disclosure with regards to the Company’s leasing activities. The expected impact of adopting ASU 2016-02 is not expected to be material.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2018, 2017 and 2016.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2018 and 2017 categorized by the level of inputs used in the valuation of each asset and liability.

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$61,177	$61,177	$—	$—
Other cash equivalents – commercial paper	1,808	—	1,808	—
Total assets	$62,985	$61,177	$1,808	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$66,183	$66,183	$—	$—
Total assets	$66,183	$66,183	$—	$—
Total liabilities	$—	$—	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of commercial paper whose fair value may not represent actual transactions of identical securities. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2.

Note 4.  Property and Equipment

At December 31, 2018 and 2017, net property and equipment at cost consisted of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Leasehold improvements	$104	$671
Laboratory equipment and other	767	5,261
Total property and equipment, at cost	871	5,932
Less: Accumulated depreciation and amortization	664	4,460
Property and equipment, net	$207	$1,472

Depreciation and amortization expense on Property and equipment was approximately $0.4 million, $0.7 million and $0.6 million in 2018, 2017 and 2016, respectively.  See Note 17, “Supplemental Disclosure of Cash Flow Information” for information related to non-cash property additions.

During the year ended December 31, 2018, the Company recorded asset impairments related to its property equipment in the amount of $0.5 million in connection with restructuring activities more fully described in Note 10. No impairment charges were recognized during the years ended December 31, 2017 and 2016.

Note 5.  Accrued Expenses

At December 31, 2018 and 2017, accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Payroll and related costs	$1,962	$3,108
Clinical and nonclinical trial expenses	3,958	3,495
Professional and consulting fees	605	1,317
Restructuring expenses	1,147	—
Other	212	80
Total accrued expenses	$7,884	$8,000

Included in accrued Payroll and related costs as of December 31, 2018 is the remaining $0.7 million of salary continuation severance benefits to be paid in equal installments through October 31, 2019 to former executives. As of December 31, 2017, the current portion, or $0.6 million, of the remaining $0.9 million of such salary continuation severance benefits is included in accrued Payroll and related costs.  The long-term portion of $0.3 million is included within Other liabilities in the Company’s balance sheet as of December 31, 2017.

Note 6.  Note Payable

On September 30, 2014, the Company executed a loan and security agreement with Oxford Finance LLC (“Oxford”). Under the agreement, Oxford committed to lend the Company up to an aggregate principal amount of $3 million, through December 31, 2015, in one or more advances each of which is to be evidenced by a promissory note. The Company received total advances of $0.9 million under the loan and security agreement during the draw down period. The Company’s obligations to Oxford were secured by the specific laboratory, manufacturing, office or computer equipment financed under the agreement. Each equipment advance included interest at a fixed interest rate equal to the greater of 7.50% per annum and 7.27% plus the three-month U.S. Libor Rate per annum, set at the time of funding. The principal amount of each equipment advance was repaid in 36 monthly installments commencing on the applicable amortization date, which was July 1, 2015 for any equipment advance made on or before June 30, 2015. Monthly installments payable prior to July 1, 2015 consisted of interest only and monthly installments payable on or after July 1, 2015 consisted of principal and accrued interest. In June 2018, the Company satisfied its obligations under the note payable, including payment of a final payment in an amount equal to 5.7% of the aggregate advanced amount under each equipment advance which was accrued as interest expense over the term of each equipment advance using the effective interest method. As of December 31, 2017, the total outstanding balance of the note payable to Oxford in the amount of $0.2 million is classified in Current portion of note payable within the accompanying balance sheet.

Note 7.  Stockholders’ Equity

Preferred Stock

The Restated Certificate of Incorporation, as amended, of the Company permits its board of directors to issue up to 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, optional or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. As of December 31, 2018, the Company has designated 1,500,000 shares as Series A convertible preferred stock.

Series A Convertible Preferred Stock.  The dividends on the Series A convertible preferred stock are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A preferred stock. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A convertible preferred stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A convertible preferred stock is non-voting. All remaining shares of Series A preferred stock rank as to payment upon the occurrence of any liquidation event senior to the common stock. Shares of Series A convertible preferred stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $272.00 per share, subject to adjustment. As of December 31, 2018 and 2017, there were 655 shares of Series A convertible preferred stock outstanding.

Common Stock

On June 20, 2018, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio within a range from 1-for-4 to 1-for-8 and set the number of authorized shares of the Company’s common stock at a number determined by calculating the product of 280,000,000 (previous number of authorized shares) multiplied by two times (2x) the reverse stock split ratio. On July 27, 2018, the Company implemented a 1-for-8 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”), and set the number of its authorized shares of common stock to 70,000,000. The Reverse Split became effective on July 27, 2018 at 5:00 p.m., Eastern Time, and the Company’s common stock began trading on the Nasdaq Capital Market on a Reverse Split-adjusted basis at the opening of trading on July 30, 2018. As of a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Split resulted in any of the Company’s stockholders owning a fractional share, which was settled in cash. In connection with the Reverse Split, there was no change in the nominal par value per share of $0.001. The Reverse Split did not change the number of authorized shares or par value of the Company’s preferred stock.

Common Stock Authorized

As of December 31, 2018, the Company had 70,000,000 shares of common stock authorized of which 7,063,444 shares of common stock were reserved for the issuance upon the exercise of outstanding warrants and options to purchase common stock, the conversion of Series A convertible preferred stock, shares available for grant under the Company’s 2013 Stock Incentive Plan and shares available for purchase under the Company’s 2017 Employee Stock Purchase Plan.

Put Shares

Pursuant to the terms of a unit purchase agreement dated as of May 5, 1998, the Company issued and sold a total of 149,960 shares of common stock (the “Put Shares”) at a price of $128.00 per share. Under the terms of the unit purchase agreement, the initial purchasers (the “Put Holders”) of the Put Shares have the right (the “Put Right”) to require the Company to repurchase the Put Shares. The Put Right may not be exercised by any Put Holder unless: (1) the Company liquidates, dissolves or winds up its affairs pursuant to applicable bankruptcy law, whether voluntarily or involuntarily; (2) all of the Company’s indebtedness and obligations, including without

Note 7.  Stockholders’ Equity (Continued)

limitation the indebtedness under the Company’s then outstanding notes, has been paid in full; and (3) all rights of the holders of any series or class of capital stock ranking prior and senior to the common stock with respect to liquidation, including without limitation the Series A convertible preferred stock, have been satisfied in full. The Company may terminate the Put Right upon written notice to the Put Holders if the closing sales price of its common stock exceeds $256.00 per share for the twenty consecutive trading days prior to the date of notice of termination. Because the Put Right is not transferable, in the event that a Put Holder has transferred Put Shares since May 5, 1998, the Put Right with respect to those shares has terminated. As a consequence of the Put Right, in the event the Company is liquidated, holders of shares of common stock that do not have Put Rights with respect to such shares may receive smaller distributions per share upon the liquidation than if there were no Put Rights outstanding.

As of December 31, 2018, the Company has repurchased or received documentation of the transfer of 49,993 Put Shares and 4,472 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 95,494 Put Shares have terminated.

Equity Financings

"At-The-Market" Equity Program

In November 2018, the Company entered into a Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent.

Subject to the terms and conditions of the Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. Through December 31, 2018, no Shares had been sold pursuant to the ATM Agreement.

October 2017 Follow-on Underwritten Public Offering

On October 30, 2017, the Company closed a follow-on underwritten public offering, in which it sold 4,166,666 shares of common stock at a price to the public of $12.00 per share for aggregate gross proceeds of $50.0 million (“2017 Offering”).  On November 1, 2017, the Company sold an additional 625,000 shares of common stock pursuant to the exercise in full of the underwriters’ 30-day option to purchase additional shares of the Company’s common stock at the public offering price less the underwriting discount.  The net proceeds to the Company from the 2017 Offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $53.7 million. Baker Brothers, which is affiliated with two of the Company’s directors, participated in the 2017 Offering and purchased 1,000,000 shares of the Company’s common stock at the price offered to the public.

Note 7.  Stockholders’ Equity (Continued)

October 2016 Follow-on Underwritten Public Offering

On October 13, 2016, the Company closed a follow-on underwritten public offering, in which it sold 3,125,000 shares of common stock at a price to the public of $16.00 per share for aggregate gross proceeds of $50.0 million. On October 28, 2016, the Company sold an additional 153,155 shares of common stock pursuant to the underwriters’ 30-day option to purchase additional shares at the public offering price less the underwriting discount.  The net proceeds to the Company from the offering, including the exercise by the underwriters of their option to purchase additional shares and after deducting underwriters’ discounts and commissions and other offering costs and expenses, were approximately $48.8 million. Investment funds affiliated with Baker Brothers and Pillar Invest Corporation, two of the Company’s principal stockholders, and certain members of the Company’s board of directors, purchased a total of 640,625 shares in this offering at the price offered to the public.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock. The Company accounts for common stock warrants as equity instruments, derivative liabilities, or liabilities, depending on the specific terms of the warrant agreement. As of December 31, 2018 and 2017, all of the Company’s outstanding common stock warrants were equity-classified.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2018 and 2017:

	Number of Shares
	December 31,	December 31,	Weighted-Average
Description	2018	2017	Exercise Price	Expiration Date
Issued in May 2013 financing	—	2,700,791	$ 3.76	May 2018
Issued in May 2013 financing (pre-funded)	1,977,041	1,977,041	$ 0.08	May 2020
Issued in September 2013 financing (pre-funded)	521,997	521,997	$ 0.08	Sep 2020
Issued in February 2014 financing (pre-funded)	269,844	269,844	$ 0.08	Feb 2021
Total	2,768,882	5,469,673

The table below is a summary of the Company's warrant activity for the year ended December 31, 2018.

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2017	5,469,673	$1.90
Issued	—	—
Exercised (1)	(2,700,791)	3.76
Expired	—	—
Outstanding at December 31, 2018	2,768,882	$0.08

(1)	During the year ended December 31, 2018, certain related parties exercised warrants as more fully described in Note 15.

Note 8.  Alliance Revenue

Alliance revenue for the years ended December 31, 2018, 2017 and 2016 represents revenue from contracts with customers accounted for in accordance with ASC Topic 606, which the Company adopted in the first quarter of 2018, as more fully described in Note 2. There was no impact to Alliance revenue previously recognized by the Company as a result of the adoption of ASC Topic 606.

For the years ended December 31, 2018, 2017 and 2016, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

(In thousands)	2018	2017	2016
GSK collaboration (1)	$517	$863	1,111
Vivelix collaboration (2)	56	14	$15,000
Other (3)	89	25	88
Total Alliance revenue	$662	$902	$16,199

(1)

For all periods presented, revenue recognized primarily relates to the amortization of the deferred up-front payment received at inception of the Company’s collaboration and license agreement with GSK Agreement, as more fully described in Note 9. Revenue recognized for the year ended December 31, 2017 also includes an additional $0.1 million related to additional research services provided in connection with the collaboration and license agreement with GSK.

(2)

For each of the years ended December 31, 2018 and 2017, revenue recognized relates to services provided under the research program provided for under the Company’s exclusive license and collaboration agreement with Vivelix, as more fully described in Note 8. Revenue recognized for the year ended December 31, 2016 relates to the upfront, nonrefundable payment received in connection with the execution of the Vivelix agreement.

(3)

For all periods presented, revenue recognized relates to collaborations which are not material to the Company’s current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with patent maintenance.

The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018
(In thousands)	Beginning	Additions	Deductions	Ending
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$566	$—	$(566)	$—

	Year ended December 31, 2017
(In thousands)	Beginning	Additions	Deductions	Ending
Contract assets	$—	$—	$—	$—
Contract liabilities:
Deferred revenue	$1,263	$50	$(747)	$566

During each of the years months ended December 31, 2018 and 2017, the Company recognized Alliance revenues of $0.6 million and $0.7 million, respectively, as a result of changes in the contract liability balances associated with its contracts with customers. Revenue recognized during each of the years ended December 31, 2018 and 2017 were included in the contract liability at the beginning of each respective period.

See Note 9 for additional details regarding the Company’s collaboration arrangements.

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

Pursuant to the Vivelix Agreement, Vivelix could request that the Company create, characterize and perform research on back-up compounds (the “Research Program”).  Such activity was to be mutually agreed upon and moderated by the Joint Research Committee (“JRC”) established under the Vivelix Agreement.  The research period commenced with the execution of the agreement and may last for up to three years. As a result of the Company’s decision to wind-down its discovery operations as described in Note 10, in July 2018, the Company informed Vivelix that no additional research projects will be undertaken by the Company.

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

Under the terms of the Vivelix Agreement, the Company received an upfront, non-refundable fee of $15 million.  In addition, the Company will be eligible for future IMO-9200 related development, regulatory and sales milestone payments totaling up to $140 million, including development and regulatory milestones totaling up to $65 million and sales milestones totaling up to $75 million, and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances.   As it relates to back-up compounds, including certain compounds controlled by the Company as of the effective date of the Vivelix Agreement and/or those created at Vivelix’s request under the Research Program, the Company will be eligible for related designation payments and development, regulatory and sales milestone payments totaling up to $52.5 million, including development and regulatory milestones totaling up to $35 million and sales milestones totaling up to $17.5 million and escalating royalties ranging from the mid single-digits to low double-digits of global net sales, which percentages are subject to reduction under agreed upon circumstances. Under the terms of the agreement, the Company has performed research services, as requested by Vivelix and at Vivelix’s expense. As of December 31, 2018, Vivelix has not designated any back-up compounds subject to the Research Program.

At the effective date of the Vivelix Agreement, Baker Bros. Advisors LP and certain of its affiliated funds (collectively “Baker Brothers”) beneficially owned approximately 7.0% of the Company’s outstanding common stock and affiliates of Baker Brothers constituted two of the four directors on the board of directors of Vivelix and two of the seven directors on the board of directors of the Company.  However, the boards of the Company and Vivelix share no individual common board members. See Note 15 for information on related parties of the Company as of December 31, 2018.

Subsequent to December 31, 2018, the Company and Vivelix mutually agreed to terminate the Vivelix Agreement on March 4, 2019.  Accordingly, the Company is no longer eligible to receive any future milestone or royalty-based payments and all rights previously granted to Vivelix with respect to IMO-9200 and certain back-up compounds to IMO-9200 revert back to the Company.

Note 9.  Collaboration and License Agreements (Continued)

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

The up-front payment of $15 million was recognized as revenue during the fourth quarter of 2016. Revenue associated with goods and services provided to Vivelix under the Research Program have been immaterial to date and such revenue is recognized as the related performance obligations under each research project are satisfied. See Note 8 for details on revenue recognized in connection with the Company’s collaboration with Vivelix for each of the years ended December 31, 2018, 2017 and 2016.

Note 9.  Collaboration and License Agreements (Continued)

Collaboration with GSK

In November 2015, the Company entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from the Company’s nucleic acid chemistry technology for the treatment of selected targets in renal disease (the “GSK Agreement”). The initial collaboration term is currently anticipated to last between two and four years. In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan, which was estimated to take 36 months to complete. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. If GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

The GSK Agreement also provided GSK with the option to select up to two additional targets at any time during the first two years of the GSK agreement, for further research under mutually agreed upon research plans. Upon selecting additional targets, GSK then had the option to designate one development candidate for each additional target, at which time GSK would have sole responsibility to develop and commercialize each such designated development candidate. GSK did not select any additional targets for research through expiry of the option period.

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

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, the Company was eligible to receive a total of up to approximately $100 million in license, research, clinical development and commercialization milestone payments, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not selecting additional targets during the two-year option period, the Company is now only eligible to receive a total of up to approximately $20 million in license, research, clinical development and commercialization milestone payments, of which $1 million would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments based on sales of licensed products following commercialization at varying rates of up to 5% percent on annual net sales, as defined in the GSK Agreement.

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

Note 9.  Collaboration and License Agreements (Continued)

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

The up-front payment of $2.5 million was recorded as deferred revenue in the Company’s balance sheet upon receipt and was recognized as revenue on a straight-line basis over the estimated 36-month research plan period, which approximated the timing in which performance obligations are satisfied. See Note 8 for details on revenue recognized in connection with the Company’s collaboration with GSK for each of the years ended December 31, 2018, 2017 and 2016.

Note 9.  Collaboration and License Agreements (Continued)

Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic for use in the Company’s clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400, the Company’s TLR antagonist lead drug candidate. The agreement provides for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular is primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular will retain all proceeds from commercialization of the companion diagnostic test. Subject to the terms of the agreement, the Company will pay Abbott Molecular fees and fund Abbott Molecular’s development of the companion diagnostic test in an approximate aggregate amount of $6.7 million over an approximately five-year development period, which includes clinical trial site costs and Abbott Molecular’s costs of preparation and filing fees for regulatory submissions for the companion diagnostic with the U.S. Food and Drug Administration. This amount is subject to increase if Abbott Molecular incurs additional expenses in order to meet unexpected material requirements or obligations not included in the agreement or if the Company is required to conduct additional or different clinical trials which result in Abbott Molecular incurring additional costs. The Company incurred approximately $0.4 million, $0.8 million and $0.4 million in expenses under the Abbott Molecular agreement during the years ended December 31, 2018, 2017 and 2016, respectively. In September 2016, the Company suspended internal clinical development of IMO-8400 for B-cell lymphomas. However, the Company has maintained its relationship with Abbott under the agreement as the Company may explore potential collaborative alliances to support the development of IMO-8400 for B-cell lymphomas.

Note 10.  Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supports such operations, and close its Cambridge facility. In connection with the reduction-in-workforce, 18 positions are being eliminated, primarily in the area of discovery, representing approximately 40% of the Company’s employees. Of the 18 positions being eliminated, 15 were effective July 31, 2018 with the remaining expected to be eliminated by the second quarter of 2019.

Restructuring-related charges for the year ended December 31, 2018 totaled $3.1 million and were comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $2.6 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility, as further discussed below; and (iii) non-cash asset impairments of approximately $0.7 million, which includes $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

(in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2017	$—	$—	$—	$—
Charges incurred (1)	2,635	225	674	3,534
Cash payments	(1,380)	(225)	—	(1,605)
Non-cash settlements	(24)	—	(674)	(698)
Adjustments	(84)	—	—	(84)
Accrued restructuring balance as of December 31, 2018	$1,147	$—	$—	$1,147

(1)	Excludes $0.4 million gain due to the write-off of the remaining deferred rent liability associated with the termination of the Cambridge, Massachusetts facility lease.

Note 10.  Restructuring Costs (Continued)

As of December 31, 2018, the entire accrued restructuring balance is classified as a current liability and included in “Accrued expenses” in the accompanying balance sheets. See Note 5.

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

Note 11.  Stock-based Compensation

As of December 31, 2018, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (the “2017 ESPP”), each as more fully described below.

Equity Incentive Plans

2013 Stock Incentive Plan

The Company's board of directors adopted the 2013 Plan,  which was approved by the Company’s stockholders effective July 26, 2013. The 2013 Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives. The 2013 Plan allows for the issuance of up to such number of shares of the Company’s common stock as equal to (a) 3,153,057 shares of common stock; plus (b) such additional number of shares of common stock (up to 868,372 shares) as is equal to the sum of the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) or the Company’s 2008 Stock Incentive Plan (the “2008 Plan” and, together with the 2005 Plan, the “Existing Plans”) which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of Incentive Stock Options to any limitations of the Internal Revenue Code).

Under the 2013 Plan, the Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over one to four years, and expire no later than 10 years from the date of grant. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the plan is 187,500 per calendar year. The compensation committee of the board of directors has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable, which generally may be no earlier than the first anniversary of the date of grant; (iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option, which may not exceed 10 years. Stock options may not be re-priced without shareholder approval. Discretionary awards to non-employee directors are granted and administered by a committee comprised of independent directors. As of December 31, 2018, options to purchase a total of 2,446,534 shares of common stock were outstanding and up to 957,496 shares of common stock remain available for grant under the 2013 Plan.

The Company is no longer granting stock options or other awards pursuant to the share-based compensation plans that were utilized prior to the approval of the 2013 Plan, including the Existing Plans. Under these earlier plans, stock options generally vested over three to four years and expired no later than 10 years from the date of grant. As of December 31, 2018, options to purchase a total of 464,247 shares of common stock were outstanding under these earlier plans.

Note 11.  Stock-based Compensation (Continued)

In addition, as of December 31, 2018, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

Employee Stock Purchase Plans

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (the “1995 ESPP”), as amended, provided for the issuance of up to 62,500 shares of common stock to participating employees of the Company or its subsidiaries. The 1995 ESPP was terminated effective August 31, 2017 as a result of the adoption by the Company’s board of directors and approval of shareholders of the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), as described below.

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 ESPP which was approved by the Company’s stockholders and became effective June 7, 2017. The 2017 ESPP provides for the issuance of up to 62,500 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of December 31, 2017, 32,294 shares remained available for issuance.

Stock Purchase Plan Administration

The 1995 ESPP provided for and 2017 ESPP provides for offerings to employees to purchase common stock with offerings beginning on dates determined by the compensation committee of the board of directors or on the first business day thereafter.  Each offering begins a “plan period” during which payroll deductions are to be made and held for the purchase of common stock at the end of the plan period.  The compensation committee may, at its discretion, choose a plan period of 12 months or less for subsequent offerings and/or choose a different commencement date for offerings.  During each plan period participating employees may elect to have a portion of their compensation, ranging from 1% to 10% of compensation as defined by the plan, withheld and used for the purchase of common stock at the end of each plan period. The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each plan period or the fair market value of a share of common stock on the last trading day of the plan period, and is limited by participant to $25,000 in fair value of common stock per year as well as other quarterly plan limitations as defined by each plan.

For the years ended December 31, 2018, 2017 and 2016, the Company issued 24,824, 21,869 and 15,182 shares of common stock, respectively, under the Company’s employee stock purchase plans and recognized $0.1 million, $0.2 million and less than $0.1 million, respectively, in related stock-based compensation expense.

Accounting for Stock-based Compensation

The Company recognizes non-cash compensation expense for stock-based awards under the Company’s  equity incentive plans over an award’s requisite service period, or vesting period, using the straight-line attribution method, based on their grant date fair value, determined using the Black-Scholes option-pricing model. The fair value of the discounted purchases made under the Company’s 2015 and 2017 ESPP is calculated using the Black-Scholes option-pricing model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over each plan period.

Note 11.  Stock-based Compensation (Continued)

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in thousands)	2018	2017	2016
Stock-based compensation:
Research and development
Employee Stock Purchase Plans	$71	$96	$53
Equity Incentive Plans	1,780	6,398	2,666
	$1,851	$6,494	$2,719
General and administrative
Employee Stock Purchase Plans	$48	$63	$50
Equity Incentive Plans	3,751	4,163	4,078
	$3,799	$4,226	$4,128
Restructuring costs
Employee Stock Purchase Plans	$24	—	—
	$24	—	—
Total stock-based compensation expense	$5,674	$10,720	$6,847

The 2017 charge to research and development expense includes approximately $4.3 million of additional stock-based compensation recognized as a result of modifications to previously issued stock option awards in connection with the resignation of an executive.

During the years ended December 31, 2018, 2017 and 2016, the weighted average fair market value of stock options granted was $7.00, $8.08 and $14.00, respectively.

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

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the three years in the period ended December 31, 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Note 11.  Stock-based Compensation (Continued)

The following weighted average assumptions apply to the options to purchase 1,136,874, 527,039 and 418,281 shares of common stock granted to employees and directors during the years ended December 31, 2018, 2017 and 2016, respectively:

	2018	2017	2016
Average risk-free interest rate	2.5%	1.7%	1.4%
Expected dividend yield	—	—	—
Expected lives (years)	3.7	4.0	4.2
Expected volatility	74%	86%	93%
Weighted average exercise price (per share)	$12.63	$12.96	$21.12

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2018.

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,675,184	$23.52	6.5	$5,805
Granted	1,136,874	12.63
Exercised	(858)	12.77
Forfeited	(279,444)	18.15
Expired	(227,225)	49.58
Outstanding at December 31, 2018 (1)	3,304,531	$18.41	6.6	$—
Exercisable at December 31, 2018	1,976,059	$21.88	5.0	$—

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during 2018, 2017 and 2016 amounted to $6.0 million, $7.3 million and $6.9 million, respectively. As of December 31, 2018, there was $7.3 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.6 years.

Note 12.  Commitments and Contingencies

Lease Commitments

As of December 31, 2018, the Company’s leased assets consisted of its office headquarters in Exton, Pennsylvania. Prior to the September 30, 2018 termination date, the Company also leased a facility in Cambridge, Massachusetts. During 2018, 2017 and 2016, rent expense, including real estate taxes, was $1.7 million, $2.4 million and $1.9 million, respectively. The leases are classified as operating leases.

Future minimum commitments as of December 31, 2018 under the Company’s lease agreements are approximately:

December 31,	Operating Leases
(In thousands)
2019	$209
2020	89
2021 and thereafter	—
$298

Note 12.  Commitments and Contingencies (Continued)

The Company entered into the Exton facility lease on April 1, 2015 and amended it on September 23, 2015 to include additional space. The Exton facility lease term ends on May 31, 2020 subject to a three-year renewal option exercisable by the Company.

Note 13.  Income Taxes

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, GAAP required companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $27.6 million to income tax expense and a corresponding reduction in the valuation allowance for the year ended December 31, 2017. As a result, there was no impact to the Company’s statement of operations and comprehensive loss for the year ended December 31, 2017 as a result of reduction in tax rates.

The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities was subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. The final determination of the TCJA and the remeasurement of the Company’s deferred assets and liabilities was completed during 2018, within one year from the enactment of the TCJA, as additional information became available. For the year ended December 31, 2018, there were no changes to management’s analysis of the effects of TCJA originally performed as of December 31, 2017.

Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2018, have resulted in ownership changes in excess of 50% that will significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards. In December 2017, the Company completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in February 2015. The 2017 and 2016 federal and state NOLs, tax credit carryforwards and related deferred tax assets shown below have been adjusted to reflect the ownership change limitations that resulted from this study. As no study has been completed subsequent to 2017, additional ownership change limitations may result from ownership changes that occurred after February 2015, or may occur in the future.

As of December 31, 2018, the Company had cumulative federal and state NOLs of approximately $253.8 million and $263.5 million available to reduce federal and state taxable income, respectively. As a result of TCJA, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $253.8 million of federal NOLs, $56.4 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. During the current year, $3.0 million of federal NOLs expired unused and 2032 will be the next year in which federal NOLs will expire should they remain unused. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. The Company files state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $263.5 million of state NOLs expire through 2038, with the first year of expiration being 2032 for $21.0 million of Massachusetts NOLs. In addition, at December 31, 2018, the Company had cumulative federal and state tax credit carryforwards of $17.0 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2038 and 2033, respectively, for federal and state purposes.

Note 13.  Income Taxes (Continued)

As of December 31, 2018 and 2017, the components of the deferred tax assets are approximately as follows:

	2018	2017
	(In thousands)
Operating loss carryforwards	$70,509	$53,276
Tax credit carryforwards	18,514	14,099
Other	8,627	7,552
Total deferred tax assets	97,650	74,927
Valuation allowance	(97,650)	(74,927)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize these assets.

The difference between the U.S. federal corporate tax rate and the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Expected federal income tax rate	(21.0)%	(34.0)%	(34.0)%
Expiring credits and NOLs	1.0	—	—
Change in valuation allowance	37.9	0.9	42.2
Federal and state credits	(7.4)	(6.9)	(9.9)
State income taxes, net of federal benefit	(9.7)	(3.7)	(3.7)
Permanent differences	0.5	2.4	3.5
Rate change related to TCJA	—	41.9	—
Other	(1.3)	(0.6)	1.9
Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2018 and 2017.

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

The Company files income tax returns in the U.S. federal, Massachusetts and Pennsylvania jurisdictions. The Company is no longer subject to tax examinations for years before 2015, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

Note 14.  Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. The Company has historically contributed up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Effective August 2018, the Company began contributing up to 5% of employee base salary, by matching 100% of the first 5% of annual base salary contributed by each employee.  Approximately $0.2 million, $0.3 million and $0.3 million of 401(k) benefits were charged to operating expenses during 2018, 2017 and 2016, respectively.

Note 15.  Related Party Transactions

Overview of Related Parties

Youssef El Zein, a member of the Company’s board of directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and Pillar Pharmaceuticals V, L.P. (“Pillar V”) and limited partner of Pillar I, Pillar II, Pillar III, Pillar IV and Pillar V. Entities affiliated with Pillar Invest and Participations Besancon (“Besancon”), an investment fund advised by Pillar Invest having no affiliation with Mr. El Zein, Pillar I, Pillar II, Pillar III, Pillar IV, Pillar V or Pillar Invest (collectively, the “Pillar Investment Entities”), own approximately 9% of the Company's common stock as of December 31, 2018.

Julian C. Baker, a member of the Company’s board of directors until his resignation in September 2018, is a principal of Baker Bros. Advisors LP.  Baker Bros. Advisors LP, and certain of its affiliated funds, owned approximately 18% of the Company's common stock as of December 31, 2018. Additionally, one of the Company’s directors, Kelvin M. Neu, is an employee of Baker Bros. Advisors LP as of December 31, 2018.

Pillar Investment Entities

During 2018, Besancon exercised warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $0.6 million.

During 2017, Pillar II exercised 629,257 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $3.5 million and Besancon exercised 364,752 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $1.9 million.  The warrant exercise prices had been established at the time that the warrants were purchased.

During 2016, Pillar I exercised 171,250 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $2 million. The warrant exercise prices had been established at the time that the warrants were purchased. Additionally during 2016, investment funds affiliated with Pillar Invest Corporation purchased shares of the Company’s common stock in connection with the 2016 Offering as more fully described in Note 7.

Baker Brothers

During 2018, Baker Brothers exercised warrants to purchase 2,700,791 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

During 2017 and 2016, Baker Brothers purchased shares of the Company’s common stock in connection with underwritten public offerings of shares of the Company’s common stock as more fully described in Note 7.

As of December 31, 2018, Baker Brothers held pre-funded warrants to purchase up to 2,768,882 shares of the Company’s common stock at an exercise price of $0.08 per share.

Note 15.  Related Party Transactions (Continued)

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of approximately $0.1 million, $0.1 million, and $0.2 million incurred during the years ended December 31, 2018, 2017 and 2016, respectively, the Company issued 13,654, 7,867 and 12,654 shares of common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 16.  Net Loss per Common Share

Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock option awards, common stock warrants and convertible preferred stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the years ended December 31, 2018, 2017 and 2016, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect, were 6,075,339, 8,145,188 and 8,714,113 as of December 31, 2018, 2017 and 2016, respectively, and consisted of stock options, preferred stock and warrants.

Note 17.  Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the periods presented is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$42	$72
Supplemental disclosure of non-cash financing and investing activities:
Non-cash property additions	$—	$150	$425
Accrued financing transaction costs	$101	$17	$166

18.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

"At-The-Market" Equity Program

During the period January 1, 2019 through March 6, 2019, the Company sold 425,610 Shares pursuant to the ATM Agreement, as more fully described in Note 7, resulting in net proceeds after deduction of commissions and other offering expenses of $1.3 million.

18.  Subsequent Events (Continued)

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Investor”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Investor has committed to purchase an aggregate of $35 million of shares of Company common stock from time to time at the Company’s sole discretion (the “Purchase Agreement”). As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Investor as a commitment fee (the Commitment Shares”). The Company did not receive any cash proceeds from the issuance of the Commitment Shares. Additionally, no shares were sold to Investor under the Purchase Agreement through March 6, 2019.

Collaboration with Vivelix

On March 4, 2019, the Company and Vivelix mutually agreed to terminate the Vivelix Agreement, as more fully described in Note 9.