Form 10-Q
period 2019-03-31
IDERA PHARMACEUTICALS, INC.
filed 2019-05-02
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to                     .

Commission File Number: 001-31918

IDERA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3072298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Eagleview Blvd., Suite 212 Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip code)

(484) 348-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IDRA	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	28,021,756
Class	Outstanding as of April 30, 2019

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or the SEC, on March 6, 2019. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except per share amounts)	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$24,198	$71,431
Short-term investments	35,666	—
Prepaid expenses and other current assets	1,736	1,376
Total current assets	61,600	72,807
Property and equipment, net	176	207
Operating lease right-of-use asset	216	—
Other assets	9	9
Total assets	$62,001	$73,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895	$1,134
Accrued expenses	5,179	7,884
Operating lease liability	202	—
Total current liabilities	6,276	9,018
Operating lease liability, net of current portion	35	—
Other liabilities	18	11
Total liabilities	6,329	9,029

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares; Issued and outstanding — 28,008 and 27,188 shares at March 31, 2019 and December 31, 2018, respectively	28	27
Additional paid-in capital	730,991	728,342
Accumulated deficit	(675,349)	(664,375)
Accumulated other comprehensive income	2	—
Total stockholders’ equity	55,672	63,994
Total liabilities and stockholders’ equity	$62,001	$73,023

* The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
Alliance revenue	$—	$255
Operating expenses:
Research and development	8,102	13,556
General and administrative	3,143	3,481
Merger-related costs, net	—	3,498
Restructuring costs	131	—
Total operating expenses	11,376	20,535
Loss from operations	(11,376)	(20,280)
Other income (expense):
Interest income	404	211
Interest expense	—	(7)
Foreign currency exchange loss	(2)	(19)
Net loss	$(10,974)	$(20,095)

Net loss per share applicable to common stockholders - basic and diluted (Note 12)	$(0.40)	$(0.81)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	27,676	24,879

Comprehensive loss:
Net loss	$(10,974)	$(20,095)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	2	—
Total other comprehensive income	2	—
Comprehensive loss	$(10,972)	$(20,095)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,974)	$(20,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,016	1,589
Issuance of common stock for services rendered	23	23
Accretion of discounts on short-term investments	(181)	—
Unrealized gain on available-for-sale securities	2	—
Depreciation and amortization expense	35	169
Gain on disposal of property and equipment	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(576)	1,341
Accounts payable, accrued expenses, and other liabilities	(2,694)	2,416
Deferred revenue	—	(190)
Net cash used in operating activities	(13,357)	(14,747)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(35,485)	—
Proceeds from the sale of property and equipment	8	—
Purchases of property and equipment	(4)	(14)
Net cash used in investing activities	(35,481)	(14)

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	1,585	—
Proceeds from employee stock purchases	26	81
Proceeds from exercise of common stock options and warrants	—	9,591
Payments on note payable	—	(78)
Other	(6)	(3)
Net cash provided by financing activities	1,605	9,591
Net decrease in cash and cash equivalents	(47,233)	(5,170)
Cash, cash equivalents and restricted cash, beginning of period	71,431	112,940
Cash, cash equivalents and restricted cash, end of period	$24,198	$107,770

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2018
					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2017	24,453	$24	$712,165	$(604,494)	$—	$107,695
Issuance of common stock under stock purchase plan	7	—	81	—	—	81
Issuance of common stock upon exercise of common stock warrants	2,551	3	9,588	—	—	9,591
Issuance of common stock for services rendered	1	—	23	—	—	23
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	(20,095)	—	(20,095)
Balance, March 31, 2018	27,012	$27	$723,446	$(624,589)	$—	$98,884

	For the Three Months Ended March 31, 2019
					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2018	27,188	$27	$728,342	$(664,375)	$—	$63,994
Sale of common stock, net of issuance costs	533	1	1,584	—	—	1,585
Issuance of commitment shares	270	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	11	—	26	—	—	26
Issuance of common stock for services rendered	6	—	23	—	—	23
Stock-based compensation	—	—	1,016	—	—	1,016
Unrealized gain on marketable securities	—	—	—	—	2	2
Net loss	—	—	—	(10,974)	—	(10,974)
Balance, March 31, 2019	28,008	$28	$730,991	$(675,349)	$2	$55,672

The accompanying notes are an integral part of these financial statements

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

Liquidity and Financial Condition

As of March 31, 2019, the Company had an accumulated deficit of $675.3 million and a cash, cash equivalents and investments balance of $59.9 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

The Company believes, based on management’s current operating plan, that its existing balance of cash, cash equivalents and investments on hand as of March 31, 2019 is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Further, management has concluded that it is probable that management’s plans can be effectively implemented and will mitigate the relevant conditions that raise substantial doubt about the Company’s ability to continue as a going concern while not impeding the advancement of its drug development. These plans may also include the possible deferral of certain operating expenses unless additional capital is received. The Company has and will continue to evaluate available alternatives to extend its operations beyond this date.

Reverse Stock Split

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”), which was filed with the SEC on March 6, 2019.

Reclassifications

The prior year financial statements contain certain reclassifications to the results of operations for the three months ended March 31, 2018 to conform to the current year presentation and presentation for the year ended December 31, 2018 included in the Company’s 2018 Form 10-K. Merger-related costs of approximately $3.5 million were reclassified from general and administrative expenses to merger-related costs, net for the three months ended March 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at March 31, 2019 and December 31, 2018 consisted of cash, commercial paper and money market funds.

 Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of March 31, 2019 and December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, investments and receivables and the estimated fair values of such financial instruments approximated their carrying values. As of March 31, 2019, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2019 and 2018, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either March 31, 2019 or December 31, 2018 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2019 and December 31, 2018, the Company had no uncertain tax positions.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any other recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 requires both types of leases to be recognized on the balance sheet. This guidance was applicable to the Company's fiscal year beginning January 1, 2019, and the Company adopted ASU 2016-02 in the first quarter of 2019 using the alternative modified retrospective transition method, which allowed the Company to apply the new lease standard to the beginning of the 2019 period and did not require adjusting comparative period financial information.  Additionally, the Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. As a result of adopting ASU 2016-02, the primary impact on the Company’s financial statements was the recognition of a right-of-use asset and corresponding liability of approximately $0.3 million on its balance sheet as of January 1, 2019 related to its existing Exton, PA facility operating lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”).  ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions and was adopted by the Company in the first quarter of 2019.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2019.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2019 and December 31, 2018 categorized by the level of inputs used in the valuation of each asset and liability:

	March 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$221	$221	$—	$—
Money market funds	18,580	18,580	—	—
Other cash equivalents – commercial paper	5,397	—	5,397	—
Short-term investments – commercial paper	17,772	—	17,772	—
Short-term investments – U.S. treasury bills	17,894	17,894	—	—
Total assets	$59,864	$36,695	$23,169	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$8,446	$8,446	$—	$—
Money market funds	61,177	61,177	—	—
Other cash equivalents – commercial paper	1,808	—	1,808	—
Total assets	$71,431	$69,623	$1,808	$—
Total liabilities	$—	$—	$—	$—

The Level 1 assets include money market funds, which are actively traded daily.

Note 4.  Investments

The Company’s available-for-sale investments at fair value consisted of the following at March 31, 2019:

	March 31, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$17,772	$—	$—	$17,772
Short-term investments – U.S. treasury bills	17,892	—	2	17,894
Total short-term investments	$35,664	$—	$2	$35,666
Total investments	$35,664	$—	$2	$35,666

The Company had no realized gains or losses from the sale of investments in available-for-sale securities in each of the three months ended March 31, 2019 and 2018. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s condensed statements of operations and comprehensive loss for any securities for each of the three months ended March 31, 2019 and 2018.

Note 5.  Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment, net, consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Leasehold improvements	$107	$104
Laboratory equipment and other	762	767
Total property and equipment, at cost	869	871
Less: Accumulated depreciation and amortization	693	664
Property and equipment, net	$176	$207

Depreciation and amortization expense on property and equipment was less than $0.1 million during the three months ended March 31, 2019 and approximately $0.2 million during the three months ended March 31, 2018. There were no non-cash property additions during each of the three months ended March 31, 2019 and 2018.

Note 6.  Accrued Expenses

At March 31, 2019 and December 31, 2018, accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Payroll and related costs	$982	$1,962
Clinical and nonclinical trial expenses	2,908	3,958
Professional and consulting fees	329	605
Restructuring expenses	823	1,147
Other	137	212
Total accrued expenses	$5,179	$7,884

Included in accrued Payroll and related costs as of March 31, 2019 and December 31, 2018 is $0.4 million and $0.7 million, respectively, of salary continuation severance benefits to be paid in equal installments through October 31, 2019 to former executives.

Note 7.  Stockholders’ Equity

Equity Financings

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Investor”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Investor has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion (the “Purchase Agreement”). As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Investor as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019  was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares. Accordingly, there was no net impact to total stockholders’ equity as a result of the issuance. Additionally, no shares were sold to Investor under the Purchase Agreement through March 31, 2019.

"At-The-Market" Equity Program

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent. Subject to the terms and conditions of the Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. During the three months ended March 31, 2019, the Company sold 532,700 Shares pursuant to the ATM Agreement resulting in net proceeds, after deduction of commissions and other offering expenses, of $1.6 million.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock. The Company accounts for common stock warrants as equity instruments, derivative liabilities or liabilities, depending on the specific terms of the warrant agreement. As of March 31, 2019 and December 31, 2018, all of the Company’s outstanding common stock warrants were equity-classified.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2019 and December 31, 2018:

	Number of Shares
	March 31,	December 31,	Weighted-Average
Description	2019	2018	Exercise Price	Expiration Date
Issued in May 2013 financing (pre-funded)	1,977,041	1,977,041	$ 0.08	May 2020
Issued in September 2013 financing (pre-funded)	521,997	521,997	$ 0.08	Sep 2020
Issued in February 2014 financing (pre-funded)	269,844	269,844	$ 0.08	Feb 2021
Total	2,768,882	2,768,882

The table below is a summary of the Company's warrant activity for the three months ended March 31, 2019:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2018	2,768,882	$0.08
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2019	2,768,882	$0.08

Note 8.  Collaboration and License Agreements

Collaboration with Vivelix

In November 2016, the Company entered into an exclusive license and collaboration agreement with Vivelix pursuant to which the Company granted Vivelix worldwide rights to develop and market IMO-9200, an antagonist of TLR7, TLR8, and TLR9, for non-malignant gastrointestinal disorders, and certain back-up compounds to IMO-9200 (the “Vivelix Agreement”). The Company was previously developing IMO-9200 for potential use in selected autoimmune disease indications. However, the Company determined not to proceed with internal development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of the Company. Under the terms of the Vivelix Agreement, Vivelix was solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds. In connection with the Vivelix Agreement, Idera also transferred certain drug material to Vivelix for Vivelix’s use in its development activities.

Under the terms of the Vivelix Agreement, the Company received an upfront, non-refundable fee of $15 million and was eligible for future IMO-9200 related development, regulatory and sales milestone payments and sales-based royalties. However, on March 4, 2019, the Company and Vivelix mutually agreed to terminate the Vivelix Agreement.  Accordingly, the Company is no longer eligible to receive any future milestone or royalty-based payments and all rights previously granted to Vivelix with respect to IMO-9200 and certain back-up compounds to IMO-9200 reverted back to the Company.

For the three months ended March 31, 2018, the Company recognized Alliance revenues of less than $0.1 million related to certain research activities performed by the Company at Vivelix’s request, pursuant to the Vivelix Agreement. No such services were performed during the three months ended March 31, 2019.

Collaboration with GSK

In November 2015, the Company entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from the Company’s nucleic acid chemistry technology for the treatment of selected targets in renal disease (the “GSK Agreement”). In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan. From the population of identified development candidates, GSK may designate one development candidate in its sole discretion to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, as of March 31, 2019, the Company is eligible to receive an additional $18 million in license, research, clinical development and commercialization milestone payments, of which $1 million would be payable by GSK upon the designation of a development candidate from the initial target and $17 million would be payable by GSK upon the achievement of clinical milestones and commercial milestones. In addition, the Company is eligible to receive royalty payments on sales of licensed products following commercialization at varying rates of up to 5% on annual net sales, as defined in the GSK Agreement.

For the three months ended March 31, 2018, the Company recognized Alliance revenues of less than $0.1 million related to the amortization of the deferred up-front payment received at inception of the GSK Agreement, over the 36-month anticipated performance period, which concluded in the fourth quarter of 2018. Accordingly, no such revenues were recognized during the three months ended March 31, 2019.

Note 9.  Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supports such operations, and close its Cambridge facility. In connection with the reduction-in-workforce, 18 positions are being eliminated, primarily in the area of discovery, representing approximately 40% of the Company’s employees. Of the 18 positions being eliminated, 15 were effective July 31, 2018 with the remaining expected to be eliminated by the end of the second quarter of 2019.

Restructuring-related charges to date are comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $3.2 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility; and (iii) non-cash asset impairments of approximately $0.7 million, which includes $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

The following summarizes restructuring-related activity for the three months ended March 31, 2019:

(in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2018	$1,147	$—	$—	$1,147
Charges incurred	131	—	—	131
Cash payments	(437)	—	—	(437)
Accrued restructuring balance as of March 31, 2019	$841	$—	$—	$841

As of March 31, 2019, the short-term portion of the accrued restructuring balance, or $0.8 million, is included in “Accrued expenses” in the accompanying condensed balance sheets. See Note 6. The long-term portion of less than $0.1 million is included within “Other liabilities” in the accompanying condensed balance sheets.

Note 10.  Stock-Based Compensation

As of March 31, 2019, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (the “2017 ESPP”), each as more fully described below.

Equity Incentive and Employee Stock Purchase Plans

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

Note 10.  Stock-Based Compensation (Continued)

As of March 31, 2019, options to purchase a total of 2,880,400 shares of common stock and 193,625 restricted stock units were outstanding and up to 323,418 shares of common stock remained available for grant under the 2013 Plan. The Company has not made any awards pursuant to other equity incentive plans, including the Existing Plans, since the Company’s stockholders approved the 2013 Plan. As of March 31, 2019, options to purchase a total of 464,247 shares of common stock were outstanding under the 2008 Plan.

In addition, as of March 31, 2019, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 ESPP, which was approved by the Company’s stockholders and became effective on June 7, 2017. The 2017 ESPP provides for the issuance of up to 62,500 shares of common stock to participating employees of the Company or its subsidiaries. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of March 31, 2019, 21,198 shares remained available for issuance under the 2017 ESPP.

For the three months ended March 31, 2019 and 2018, the Company issued 11,096 and 6,702 shares of common stock, respectively, under the 2017 ESPP and received proceeds of less than $0.1 million during each period, as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the three months March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Stock-based compensation:
Research and development
Employee Stock Purchase Plans	$6	$22
Equity Incentive Plans	330	556
	$336	$578
General and administrative
Employee Stock Purchase Plans	$6	$14
Equity Incentive Plans	674	997
	$680	$1,011
Total stock-based compensation expense	$1,016	$1,589

During the three months ended March 31, 2019 and 2018, the weighted average fair market value of stock options granted was $1.83 and $9.92, respectively.

Note 10.  Stock-Based Compensation (Continued)

The following weighted average assumptions apply to the options to purchase 480,502 and 514,600 shares of common stock granted to employees and directors during the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
	2019	2018
Average risk-free interest rate	2.4%	2.1%
Expected dividend yield	—	—
Expected lives (years)	3.6	3.8
Expected volatility	82.0%	74.9%
Weighted average exercise price (per share)	$3.14	$17.92

All options granted during three months ended March 31, 2019 and 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2019:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,304,531	$18.41	6.6	$—
Granted	480,502	3.14
Exercised	—	—
Forfeited	(46,636)	13.52
Expired	—	—
Outstanding at March 31, 2019 (1)	3,738,397	$16.51	6.7	$—
Exercisable at March 31, 2019	2,136,642	$21.64	4.9	$—

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the three months ended March 31, 2019 was $1.6 million. As of March 31, 2019, there was $6.8 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.6 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the three months ended March 31, 2019:

($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2018	—	$—
Granted	194,550	3.14
Cancelled	(925)	3.14
Vested	—	—
Nonvested shares at March 31, 2019	193,625	$3.14

As of March 31, 2019, there was $0.6 million of unrecognized compensation expense related to the restricted stock units, which is expected to be recognized over a weighted-average period of 3.8 years.

Note 11.  Related Party Transactions

Overview of Related Parties

Julian C. Baker, a member of the Company’s board of directors until his resignation in September 2018, is a principal of Baker Bros. Advisors LP.  Baker Bros. Advisors LP, and certain of its affiliated funds (collectively, “Baker Brothers”) owned approximately 17% of the Company's common stock as of March 31, 2019. Additionally, one of the Company’s directors, Kelvin M. Neu, is an employee of Baker Bros. Advisors, LP as of March 31, 2019. Mr. Neu will resign from the Company’s board of directors effective June 4, 2019.

During the three months ended March 31, 2018, Baker Brothers exercised warrants to purchase 2,539,541 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

As of March 31, 2019, Baker Brothers held pre-funded warrants to purchase up to 2,768,882 shares of the Company’s common stock at an exercise price of $0.08 per share.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees incurred of less than $0.1 million during both the three months ended March 31, 2019 and 2018, the Company issued 13,719 and 1,668 shares of common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears (including fees paid in stock) and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 12.  Net Loss per Common Share

Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock option awards, common stock warrants and convertible preferred stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three months ended March 31, 2019 and 2018, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect, were 6,702,830 and 5,946,315 as of March 31, 2019 and 2018, respectively, and consisted of stock options, preferred stock and warrants.

Note 13.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Subsequent to March 31, 2019, the Company out-licensed certain non-core technology to a third-party under which the Company will receive, among other things, approximately $1.4 million in cash during the second quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

•	our unaudited condensed financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•

our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for 2018, or our 2018 Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

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

Melanoma

Melanoma is a type of skin cancer that begins in a type of skin cell called melanocytes. Although melanoma is a rare form of skin cancer, it causes the majority of skin cancer deaths.  As is the case in many forms of cancer, melanoma becomes more difficult to treat once the disease has spread beyond the skin to other parts of the body such as the lymphatic system (metastatic disease). We believe, based on internally conducted commercial research, that in the United States, by 2025, approximately 25,000 people will have advanced melanoma appropriate for systemic treatment. Recent advances in therapy, such as immune checkpoint inhibitors, given as single agents or in combination, have improved long-term survival outcomes.  However, advanced metastatic melanoma continues to present significant morbidity and mortality as not all patients respond to treatment with checkpoint inhibitors. Some patients who initially respond develop progressive disease requiring further treatment which means that about half of the patients who receive anti-PD1 therapy will require further treatment.

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

We have held discussions with and plan to continue to engage with regulatory authorities regarding the paths to registration for tilsotolimod in combination with ipilimumab in anti-PD1 refractory metastatic melanoma patients, including potentially through an accelerated approval process based on the analysis of the ORR in the Phase 3 trial with the final analysis of OS providing the confirmatory data for full approval. We believe that positive results in either of the primary endpoints could lead to approval in the United States.

As discussed below under the heading “Collaborative Alliances,” in May 2018, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab), at its cost and for no charge to us, for use in ILLUMINATE-301.

ILLUMINATE-204 - Phase 1/2 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab or Pembrolizumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod, administered intratumorally, in combination with ipilimumab, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory), which we refer to as ILLUMINATE-204. We subsequently amended the trial protocol to enable an additional arm to study the combination of tilsotolimod with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co., Inc., in the same patient population.  The Phase 2 expansion of our ILLUMINATE-204 trial closed for enrollment in February 2019 with a total of 52 patients dosed at 8 mg tilsotolimod in combination with ipilimumab. Final ORR data is expected during the fourth quarter of 2019.

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

We completed enrollment with a total of nine patients dosed in the 8 mg, 16 mg and 32 mg dosing cohorts in the Phase 1 dose escalation portion of the pembrolizumab arm of the trial. One patient who was treated at the 16 mg dose has experienced an ongoing complete response by RECIST v1.1 criteria.

Refractory Solid Tumors

ILLUMINATE-101 - Phase 1b Trial of Intra-tumoral Tilsotolimod (IMO-2125) Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1b dose escalation trial of tilsotolimod administered intratumorally as a single agent in multiple tumor types, which we refer to as ILLUMINATE-101. In this trial, tilsotolimod is administered intratumorally on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles (19 total doses).  We completed enrollment of a total of 38 patients in four dose-escalation cohorts at doses of 8mg (cohort 1, n=11), 16mg (cohort 2, n=8), 23mg (cohort 3, n=10) and 32mg (cohort 4, n=9).  There were no dose-limiting toxicities observed and tilsotolimod appeared to be well tolerated at each of the dose levels tested.  We are also enrolling a melanoma expansion cohort to assess whether tilsotolimod as a single agent (8mg dose) has any clinical activity, as demonstrated for objective response according to RECIST v1.1 criteria, in patients with metastatic melanoma who have progressed on or after treatment with a PD-(L)1 inhibitor. We believe this is unlikely and are therefore utilizing a Simon’s optimal two-stage design to test for clinically and statistically relevant clinical activity. With this method, eight patients were to be treated and monitored for a RECIST v1.1 response in Stage 1.  If two or more patients have a response, then the cohort will continue to Stage 2, in which 14 more patients will be treated, for a total of 22 patients. To date, 16 patients have been enrolled, however, no objective responses were reported in the first eight patients, therefore, further enrollment has been stopped.

At the American Association for Cancer Research (AACR) 2019 Annual Meeting in April 2019, we provided an update on ILLUMINATE-101, noting that as of February 28, 2019, a total of 54 patients had been dosed, including 38 patients in the dose-evaluation portion of the trial and 16 patients in the melanoma does-expansion cohort. Of the 29 evaluable patients, 13 had a RECIST v1.1 disease assessment of stable disease, with a disease control rate of 45%. Of the 13 patients with stable disease, five had maximum tumor shrinkage greater than 10% below baseline and duration of stable disease ranged from 1.3 to 9.7+ months from start of treatment, with three patients ongoing. There were no correlations between dose and efficacy observed.

An additional purpose of this study was to obtain tumor biopsies to assess the effect of tilsotolimod on the tumor microenvironment in multiple types of solid tumors and inform the expansion of the development program beyond melanoma. Initial translational data confirms robust Type I IFN pathway activation 24 hours following a single intratumoral dose of tilsotolimod, which is similar to that observed and previously reported in the tumor biopsies from the ILLUMINATE-204 melanoma subjects. This observation provided additional rationale to expand the tilsotolimod program to additional solid tumors.

Other Solid Tumors

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, as single agents or in combination, for other solid tumors including, among others, squamous cell carcinoma of the head and neck (SCCHN) and dMMR/MSI-H colorectal cancer (CRC).

Squamous cell carcinoma is the most frequent malignant tumor of the head and neck region and develops from the mucosal linings of the upper aerodigestive tract. Although the majority of patients present with loco-regional disease, more than 50% will succumb to recurrent or metastatic disease despite aggressive therapy with surgery, radiation, and/or chemotherapy. Relapsed or metastatic SCCHN (RM SCCHN) is currently an incurable disease with a poor prognosis and the mortality rate of patients presenting with advanced disease remains high. Recently, the results from prospectively conducted trials employing the immune-modulating antibodies nivolumab and pembrolizumab following chemotherapy heralded a new era of treatment for RM SCCHN. Patients responding to these agents have seen durable responses and in controlled studies an overall survival benefit has been demonstrated for the anti PD-1 antibodies versus standard of care chemotherapy. The challenge remains to increase the percentage of patients responding to these treatments, which currently ranges from 13% to 23% depending on the line of therapy.

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

We expect to initiate enrollment for cohorts 1 and 3 (immunotherapy-naïve patients) at approximately 12 total sites within the United States and Spain in the second quarter of 2019. We intend to initiate cohort 2 (immunotherapy-refractory patients) at the appropriate time.

As discussed below under the heading “Collaborative Alliances,” in March 2019, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab) and OPDIVO® (nivolumab), at its cost and for no charge to us, for use in ILLUMINATE-206.

Collaborative Alliances

In addition to our current alliances, we may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. Our current alliances include collaborations with BMS, as described below, GlaxoSmithKline Intellectual Property Development Limited, or GSK, and Abbott Molecular as described in Note 8 of the notes to our condensed financial statements in this Quarterly Report on Form 10-Q and/or in our Annual Report on Form 10-K for the year ended December 31, 2018.

Collaboration with Bristol-Myers Squibb

Effective May 18, 2018, we entered into a clinical trial collaboration and supply agreement with BMS to clinically evaluate the combination of tilsotolimod with BMS’s therapy YERVOY® (ipilimumab), which agreement we refer to as the May 2018 BMS Agreement. Under the May 2018 BMS Agreement, we will sponsor, fund and conduct our ongoing global, open-label, multi-center Phase 3 clinical trial of tilsotolimod in combination with YERVOY® entitled “A Randomized Phase 3 Comparison of IMO-2125 with Ipilimumab versus Ipilimumab Alone in Patients with Anti-PD-1 Refractory Melanoma” in accordance with an agreed-upon protocol, which we refer to as ILLUMINATE-301.  Under the May 2018 BMS Agreement, BMS has granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use YERVOY® in ILLUMINATE-301 and has agreed to manufacture and supply YERVOY®, at its cost and for no charge to us, for use in ILLUMINATE-301.

Effective March 11, 2019, we entered into a second clinical trial collaboration and supply agreement with BMS to clinically evaluate the combination of tilsotolimod with BMS’s therapy YERVOY® (ipilimumab) and OPDIVO® (nivolumab), which agreement we refer to as the March 2019 BMS Agreement. Under the March 2019 BMS Agreement, we will sponsor, fund and conduct a Phase 2, open-label, global, multi-center, multi-cohort study of intratumoral tilsotolimod in combination with YERVOY® and OPDIVO® entitled “Study of Tilsotolimod in Combination with Nivolumab and Ipilimumab For the Treatment of Solid Tumors” in accordance with an agreed-upon protocol, which we refer to as ILLUMINATE-206.  Under the March 2019 BMS Agreement, BMS has granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use YERVOY® and OPDIVO® in ILLUMINATE-206 and has agreed to manufacture and supply YERVOY® and OPDIVO®, at its cost and for no charge to us, for use in ILLUMINATE-206.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements included in our 2018 Form 10-K. However, please refer to Note 2 in the accompanying notes to the condensed financial statements contained in this Quarterly Report on Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to revenue recognition, stock-based compensation and research and development prepayments, accruals and related expenses, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2018 Form 10-K, fit the description of critical accounting estimates and judgments.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the condensed financial statements in this Quarterly Report on Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009.  As of March 31, 2019, we had an accumulated deficit of $675.3 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our selling, general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of April 30, 2019, we may sell up to an additional $190.7 million of securities under this registration statement, such amount which includes $35.0 million shares which may be issued pursuant to our common stock purchase agreement with Lincoln Park, as described below, and additional shares which may be issued under our “At-the-market” equity program.

See Note 7 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our recent equity financings.

Funding Requirements

We had cash, cash equivalents and investments of approximately $59.9 million at March 31, 2019. We believe that, based on our current operating plan, our existing cash, cash equivalents and investments will enable us to fund our operations through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe that our available funds will be sufficient to enable perform the following:

(i)	complete enrollment, where applicable, and continue to execute on:
a)	the Phase 1 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
b)	the Phase 2 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab in anti-PD1 refractory melanoma (ILLUMINATE-204);

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 13 to the financial statements included in our 2018 Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which, upon the terms and subject to the conditions and limitations set forth therein,

Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion, which we refer to as the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee, or the Commitment Shares. The Company did not receive any cash proceeds from the issuance of the Commitment Shares.  See Item 9B, Other Information, in our 2018 Form 10-K for additional information.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(13,357)	$(14,747)
Investing activities	(35,481)	(14)
Financing activities	1,605	9,591
Decrease in cash and cash equivalents	$(47,233)	$(5,170)

Operating Activities.  Net cash used in operating activities in both periods presented resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the three months ended March 31, 2019, as compared to the 2018 period, was primarily due to decreases in cash outflows related to our prior discovery and development programs, including payments to contract research organizations, and merger-related costs.

Investing Activities.  Net cash used in investing activities primarily reflect the transfer of cash and cash equivalents into short-term investments and purchases of property and equipment as follows:

•	for the three months ended March 31, 2019, purchases of $35.5 million in available-for-sale securities; and
•	for the three months ended March 31, 2018, purchases of less than $0.1 million of property and equipment.

Financing Activities.  Net cash provided by financing activities primarily consisted of the following amounts received in connection with the issuances of common stock and payments on our note under our loan and security agreement with Oxford Finance LLC, or our note payable:

•

for the three months ended March 31, 2019, $1.6 million in net proceeds from the issuance of common stock under our “At-the-market” equity program and employee stock purchases under our 2017 Employee Stock Purchase Plan, or 2017 ESPP; and

•

for the three months ended March 31, 2018, $9.7 million in aggregate proceeds from the exercise of common stock warrants and employee stock purchases under our 2017 ESPP, partially offset by $0.1 million in payments made on our note payable.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Alliance Revenue

Alliance revenues consist of revenue generated through collaborative research, development and/or commercialization agreements.  The terms of these agreements may include payment to us of one or more of the following: nonrefundable, up-front license fees; research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.

Alliance revenue for the three months ended March 31, 2018 totaled $0.3 million and primarily related to the recognition of the $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which has been recognized on a straight-line basis through the fourth quarter of 2018, the end of the anticipated performance period of the agreement. Accordingly, no such revenues were recognized during the three months ended March 31, 2019. See Note 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our collaboration with GSK. Other amounts recognized during the 2018 period relate to amounts earned in connection with collaborations which are not material to our current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with patent maintenance.

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended
	March 31,		%
($ in thousands)	2019	2018	Change
IMO-2125 external development expense	$5,414	$6,518	(17%)	(1)
IMO-8400 external development expense	38	1,216	(97%)	(2)
Other drug development expense	2,650	3,755	(29%)	(3)
Basic discovery expense	—	2,067	(100%)	(4)
Total research and development expenses	$8,102	$13,556	(40%)

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of tilsotolimod (IMO-2125) as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through March 31, 2019 we incurred approximately $45.1 million in IMO-2125 external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (ILLUMINATE-204), the preparation and conduct of our ongoing Phase 1b clinical trial of tilsotolimod monotherapy in patients with refractory solid tumors (ILLUMINATE-101), the preparation for, initiation and conduct of our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab in patients with metastatic melanoma (ILLUMINATE-301), the preparation for our Phase 2 clinical trial of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of solid tumor (ILLUMINATE-206), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The decrease in our IMO-2125 external development expenses during the three months ended March 31, 2019, as compared to the 2018 period, was primarily due to decreases in manufacturing-related costs associated due to the timing of manufacture and receipt of bulk drug product.

Going forward, we expect ongoing IMO-2125 external development expenses to be significant as our focus in 2019 continues to be on the clinical development of tilsotolimod (IMO-2125).  See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $45.4 million in IMO-8400 external development expenses through March 31, 2019, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; our Phase 2 clinical trial in patients with dermatomyositis, which we determined in July 2018 to discontinue upon completion of final close-out activities; the manufacture of additional drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation. In July 2018, we terminated further development of IMO-8400.  As a result, we expect IMO-8400 external development expenses to be insignificant in future periods.

The decrease in our IMO-8400 external development expenses during the three months ended March 31, 2019, as compared to the 2018 period, was primarily due to our decision to discontinue all development of IMO-8400.

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

The decrease in other drug development expenses during the three months ended March 31, 2019, as compared to the 2018 period, was primarily due to a decrease in internal employee and facility overhead related costs and external costs of preclinical programs, including related toxicology studies, bulk drug manufacturing and awareness and education programs, as we suspended preclinical research activities in July 2018 and focused on the development of our clinical drug candidates.

(4)

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our nucleic acid chemistry research programs. These expenses reflect charges for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. In July 2018, we suspended all internal discovery programs.  As a result, we expect basic discovery expenses to be insignificant in future periods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the three months ended March 31, 2019 and 2018, general and administrative expenses totaled $3.1 million and $3.5 million, respectively.

The decrease in general and administrative expenses during the three months ended March 31, 2019, as compared to the 2018 period, was primarily due to lower employee-related costs and facility-related costs as a result of cost savings realized in connection with our restructuring activities and the closing of our Cambridge, Massachusetts facility post-restructuring in July 2018.

Merger-related Costs, net

Merger-related costs, net consists of charges and, where applicable, credits for transaction and integration-related professional fees, employee retention, and other incremental costs directly related to these activities, which are offset by merger termination fees. See our 2018 Form 10-K for additional information on our previously contemplated merger transaction.

Merger-related costs, net for the three months ended March 31, 2018 amounted to a net charge of $3.5 million.  No such costs were incurred during the three months ended March 31, 2019.

Restructuring Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions, contract termination and wind-down costs and asset impairments.

Restructuring costs for the three months ended March 31, 2019 totaled approximately $0.1 million and relate to our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during the three months ended March 31, 2018.

Interest Income

Interest income for each of the three months ended March 31, 2019 and 2018 totaled approximately $0.4 million and $0.2 million, respectively. Amounts may fluctuate from period to period due to changes in average investment balances, including commercial paper and money market funds classified as cash equivalents, and composition of investments. Interest income increased by approximately $0.2 million, or 92%, in the 2019 period, as compared to 2018, primarily due to an increase in average investment balances, including certain investments classified as cash equivalents, during the three months ended March 31, 2019 as a result of our decision to invest more cash in income-generating investments.

Interest Expense

Interest expense for the three months ended March 31, 2018 totaled less than $0.1 million and related to interest incurred on the outstanding principal balance of our note payable, which was paid off in June 2018. No such expenses were incurred during the three months ended March 31, 2019.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $11.0 million and $20.1 million for the three months ended March 31, 2019 and 2018, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2019, all of our material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At March 31, 2019, our invested funds were invested in money market funds and commercial paper, classified in cash and cash equivalents on the accompanying balance sheet, and commercial paper and U.S. treasury bills classified in investments on the accompanying balance sheet.

Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, which could be materially and adversely affect our business, financial condition or future results.

Item 6.Exhibits.

Exhibit No.	Description

10.1*	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated March 11, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  In accordance with Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted in order for them to remain confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: May 2, 2019	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	/s/ John J. Kirby
John J. Kirby
Vice President of Finance
(Principal Financial and Accounting Officer)