Form 10-Q
period 2019-09-30
IDERA PHARMACEUTICALS, INC.
filed 2019-11-06
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	28,872,026
Class	Outstanding as of October 31, 2019

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor of the Private Securities Litigation Reform Act of 1995 and the Federal Securities laws. All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2019 and in our other filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share amounts)	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$32,611	$71,431
Short-term investments	8,975	—
Prepaid expenses and other current assets	3,488	1,376
Total current assets	45,074	72,807
Property and equipment, net	123	207
Operating lease right-of-use asset	125	—
Other assets	70	9
Total assets	$45,392	$73,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321	$1,134
Accrued expenses	7,307	7,884
Operating lease liability	138	—
Total current liabilities	7,766	9,018
Other liabilities	—	11
Total liabilities	7,766	9,029

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares; Issued and outstanding — 28,858 and 27,188 shares at September 30, 2019 and December 31, 2018, respectively	29	27
Additional paid-in capital	735,254	728,342
Accumulated deficit	(697,658)	(664,375)
Accumulated other comprehensive income	1	—
Total stockholders’ equity	37,626	63,994
Total liabilities and stockholders’ equity	$45,392	$73,023

* The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Alliance revenue	$—	$145	$1,448	$563
Operating expenses:
Research and development	8,359	8,860	26,485	32,912
General and administrative	3,023	3,984	9,061	11,849
Merger-related costs, net	—	(3,836)	—	1,245
Restructuring costs	5	3,017	181	3,017
Total operating expenses	11,387	12,025	35,727	49,023
Loss from operations	(11,387)	(11,880)	(34,279)	(48,460)
Other income (expense):
Interest income	249	277	992	759
Interest expense	—	—	—	(11)
Foreign currency exchange gain (loss)	5	(2)	4	(19)
Net loss	$(11,133)	$(11,605)	$(33,283)	$(47,731)

Net loss per share applicable to common stockholders - basic and diluted (Note 13)	$(0.39)	$(0.43)	$(1.17)	$(1.81)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	28,847	27,175	28,332	26,404

Comprehensive loss:
Net loss	$(11,133)	$(11,605)	$(33,283)	$(47,731)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(1)	—	1	—
Total other comprehensive (loss) income	(1)	—	1	—
Comprehensive loss	$(11,134)	$(11,605)	$(33,282)	$(47,731)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(33,283)	$(47,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,868	4,454
Issuance of common stock for services rendered	92	77
Accretion of discounts on short-term investments	(377)	—
Depreciation and amortization expense	94	395
Loss on disposal of property and equipment	(10)	497
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,298)	1,881
Accounts payable, accrued expenses, and other liabilities	(1,257)	455
Deferred revenue	—	(472)
Net cash used in operating activities	(34,171)	(40,444)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(44,447)	—
Proceeds from maturity of available-for-sale securities	35,850	—
Proceeds from the sale of property and equipment	11	193
Purchases of property and equipment	(11)	(71)
Net cash (used in) provided by investing activities	(8,597)	122

Cash Flows from Financing Activities:
Proceeds from equity financings, net of issuance costs	3,857	—
Proceeds from employee stock purchases	97	205
Proceeds from exercise of common stock options and warrants	—	10,166
Payments on note payable	—	(209)
Other	(6)	(7)
Net cash provided by financing activities	3,948	10,155
Net decrease in cash and cash equivalents	(38,820)	(30,167)
Cash, cash equivalents and restricted cash, beginning of period	71,431	112,940
Cash, cash equivalents and restricted cash, end of period	$32,611	$82,773

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended September 30, 2019
					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2018	27,188	$27	$728,342	$(664,375)	$—	$63,994
Sale of common stock, net of issuance costs	533	1	1,584	—	—	1,585
Issuance of commitment shares	270	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	11	—	26	—	—	26
Issuance of common stock for services rendered	6	—	23	—	—	23
Stock-based compensation	—	—	1,016	—	—	1,016
Unrealized gain on marketable securities	—	—	—	—	2	2
Net loss	—	—	—	(10,974)	—	(10,974)
Balance, March 31, 2019	28,008	$28	$730,991	$(675,349)	$2	$55,672
Sale of common stock, net of issuance costs	786	1	2,271	—	—	2,272
Issuance of common stock under employee stock purchase plan	19	—	42	—	—	42
Issuance of common stock for services rendered	14	—	36	—	—	36
Stock-based compensation	—	—	889	—	—	889
Net loss	—	—	—	(11,176)	—	(11,176)
Balance, June 30, 2019	28,827	$29	$734,229	$(686,525)	$2	$47,735
Issuance of common stock under employee stock purchase plan	15	—	29	—	—	29
Issuance of common stock upon exercise of warrants	4	—	—	—	—	—
Issuance of common stock for services rendered	12	—	33	—	—	33
Stock-based compensation	—	—	963	—	—	963
Unrealized gain on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(11,133)	—	(11,133)
Balance, September 30, 2019	28,858	$29	$735,254	$(697,658)	$1	$37,626

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30, 2018
					Accumulated
	Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2017	24,453	$24	$712,165	$(604,494)	$—	$107,695
Issuance of common stock under stock purchase plan	7	—	81	—	—	81
Issuance of common stock upon exercise of warrants	2,551	3	9,588	—	—	9,591
Issuance of common stock for services rendered	1	—	23	—	—	23
Stock-based compensation	—	—	1,589	—	—	1,589
Net loss	—	—	—	(20,095)	—	(20,095)
Balance, March 31, 2018	27,012	27	723,446	(624,589)	—	98,884
Issuance of common stock under stock purchase plan	6	—	78	—	—	78
Issuance of common stock upon exercise of options and warrants	151	—	575	—	—	575
Issuance of common stock for services rendered	2	—	22	—	—	22
Stock-based compensation	—	—	1,538	—	—	1,538
Net loss	—	—		(16,031)	—	(16,031)
Balance, June 30, 2018	27,171	27	725,659	(640,620)	—	85,066
Issuance of common stock under stock purchase plan	5	—	46	—	—	46
Issuance of common stock for services rendered	3	—	32	—	—	32
Stock-based compensation	—	—	1,327	—	—	1,327
Net loss	—	—		(11,605)	—	(11,605)
Balance, September 30, 2018	27,179	$27	$727,064	$(652,225)	$—	$74,866

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

Liquidity and Financial Condition

As of September 30, 2019, the Company had an accumulated deficit of $697.7 million and a cash, cash equivalents and short-term investments balance of $41.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

The Company believes, based on management’s current operating plan, that its balance of cash, cash equivalents and short-term investments on hand as of September 30, 2019 will be sufficient to fund operations into the third quarter of 2020.  The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company’s balance of cash, cash equivalents and short-term investments on hand as of September 30, 2019 is not sufficient to fund operations past the third quarter of 2020. While there is substantial doubt about the Company’s ability to continue as a going concern through the one-year period from the date these financial statements are issued, management’s plans to mitigate this risk include raising additional capital through the Company’s Common Stock Purchase Agreement (Note 7), “At-The-Market” Equity Program (Note 7), or additional financing or strategic transactions.  Management’s plans may also include the possible deferral of certain operating expenses unless additional capital is received.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), which was filed with the SEC on March 6, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at September 30, 2019 and December 31, 2018 consisted of cash, commercial paper and money market funds.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of September 30, 2019 and December 31, 2018, the Company’s financial instruments consisted of cash, cash equivalents, investments and receivables and the estimated fair values of such financial instruments approximated their carrying values. As of September 30, 2019, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2019 and 2018, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either September 30, 2019 or December 31, 2018 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2019 and December 31, 2018, the Company had no uncertain tax positions.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2019.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2019 and December 31, 2018 categorized by the level of inputs used in the valuation of each asset and liability:

	September 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Money market funds	25,635	25,635	—	—
Other cash equivalents – commercial paper	6,726	—	6,726	—
Short-term investments – commercial paper	4,257	—	4,257	—
Short-term investments – U.S. treasury bills	4,718	4,718	—	—
Total assets	$41,586	$30,603	$10,983	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$8,446	$8,446	$—	$—
Money market funds	61,177	61,177	—	—
Other cash equivalents – commercial paper	1,808	—	1,808	—
Total assets	$71,431	$69,623	$1,808	$—
Total liabilities	$—	$—	$—	$—

The Level 1 assets include money market funds, which are actively traded daily.

Note 4.  Investments

The Company’s available-for-sale investments at fair value consisted of the following at September 30, 2019:

	September 30, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$4,256	$—	$1	$4,257
Short-term investments – U.S. treasury bills	4,718	—	—	4,718
Total short-term investments	$8,974	$—	$1	$8,975
Total investments	$8,974	$—	$1	$8,975

The Company had no realized gains or losses from the sale of investments in available-for-sale securities in each of the nine months ended September 30, 2019 or 2018. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s condensed statements of operations and comprehensive loss for any securities for the nine months ended September 30, 2019 or 2018.

Note 5.  Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Leasehold improvements	$107	$104
Laboratory equipment and other	764	767
Total property and equipment, at cost	871	871
Less: Accumulated depreciation and amortization	748	664
Property and equipment, net	$123	$207

Depreciation and amortization expense on property and equipment was less than $0.1 million for the three months ended September 30, 2019 and approximately $0.1 million for the three months ended September 30, 2018.  Depreciation and amortization expense was approximately $0.1 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. There were no non-cash property additions during the nine months ended September 30, 2019 or 2018.

Note 6.  Accrued Expenses

At September 30, 2019 and December 31, 2018, accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Payroll and related costs	$1,572	$1,962
Clinical and nonclinical trial expenses	4,968	3,958
Professional and consulting fees	412	605
Restructuring expenses	209	1,147
Other	146	212
Total accrued expenses	$7,307	$7,884

Included in accrued Payroll and related costs as of September 30, 2019 and December 31, 2018 is less than $0.1 million and $0.7 million, respectively, of salary continuation severance benefits paid in equal installments through October 31, 2019 to former executives.

Note 7.  Stockholders’ Equity

Equity Financings

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion (the “Purchase Agreement”). As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019  was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares. During the nine months ended September 30, 2019, the Company sold 785,848 shares pursuant to the Purchase Agreement, resulting in net proceeds of $2.3 million.

"At-The-Market" Equity Program

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent. Subject to the terms and conditions of the Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. During the nine months ended September 30, 2019, the Company sold 532,700 Shares pursuant to the ATM Agreement resulting in net proceeds, after deduction of commissions and other offering expenses, of $1.6 million.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock. The Company accounts for common stock warrants as equity instruments, derivative liabilities or liabilities, depending on the specific terms of the warrant agreement. As of September 30, 2019 and December 31, 2018, all of the Company’s outstanding common stock warrants were equity-classified. The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2019 and December 31, 2018:

	Number of Shares
	September 30,	December 31,	Weighted-Average
Description	2019	2018	Exercise Price	Expiration Date
Issued in May 2013 financing (pre-funded)	1,977,041	1,977,041	$ 0.08	May 2020
Issued in September 2013 financing (pre-funded)	521,997	521,997	$ 0.08	Sep 2020
Issued in February 2014 financing (pre-funded)	266,006	269,844	$ 0.08	Feb 2021
Total	2,765,044	2,768,882

The table below is a summary of the Company's warrant activity for the nine months ended September 30, 2019:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2018	2,768,882	$0.08
Issued	—	—
Exercised	(3,838)	0.08
Expired	—	—
Outstanding at September 30, 2019	2,765,044	$0.08

Note 8.  Alliance Revenue

Alliance revenue for the three and nine months ended September 30, 2019 and 2018 represents revenue from contracts with customers accounted for in accordance with ASC Topic 606. For the three and nine months ended September 30, 2019 and 2018, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Out-license arrangement (1)	$—	$—	$1,447	$—
GSK collaboration (2)	—	141	—	424
Vivelix collaboration (3)	—	—	—	56
Other (4)	—	4	1	83
Total Alliance revenue	$—	$145	$1,448	$563

(1)	Revenue recognized in connection with the Licensee Agreement, as more fully described in Note 9.
(2)	Revenue recognized in connection with the GSK Agreement, as more fully described in Note 9.
(3)	Revenue recognized in connection with the Vivelix Agreement, as more fully described in Note 9.
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

Under the terms of the Licensee Agreement, the Company received upfront, non-refundable fees totaling approximately $1.4 million and ownership of 10% of Licensee’s outstanding common stock, subject to future adjustment, for granting Licensee the IMO-8400 License, the IMO-9200 Option Period License and transfer of related drug materials. In addition, the Company is eligible to receive a $1 million non-refundable fee upon Licensee exercising the IMO-9200 Option (“Option Fee”) and is entitled to certain sub-licensing payments on sublicense revenue received by Licensee, if any.  The Company may also be eligible for certain development and sales-based milestone payments and royalties on global net sales for any future products. The Company does not anticipate the receipt of any of the future milestones or royalties in the short term, if ever.

Note 9.  Collaboration and License Agreements (Continued)

The Company concluded that the contract counterparty, Licensee, is a customer and accounted for the Licensee Agreement in accordance with ASC 606. As of September 30, 2019, the total transaction price of the contract was $1.4 million, which excluded the Option Fee and all development and sales milestones as all such payments were fully constrained. Additionally, as of September 30, 2019, there were no remaining performance obligations under the Licensee Agreement. The Company re-evaluates its performance obligations and transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As disclosed above, in connection with the Licensee Agreement, the Company owns 10% of Licensee’s outstanding common stock, subject to future adjustment. The Company evaluated the guidance in ASC Topic 321, Investments-Equity Securities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value, and the arrangement does not result in Idera having control or significant influence over Licensee. Accordingly, the securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes and are recorded in Other assets at a value of less than $0.1 million in the accompanying balance sheets. As of September 30, 2019, the Company considered the cost of the investment to not exceed the fair value of the investment and did not identify any observable price changes.

For the nine months ended September 30, 2019, the Company recognized Alliance revenues of $1.4 million under the Licensee Agreement, primarily related to the transfer of the IMO-8400 License and IMO-8400 drug product.

Collaboration with Vivelix

In November 2016, the Company entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd. (“Vivelix”) pursuant to which the Company granted Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders, and certain back-up compounds to IMO-9200 (the “Vivelix Agreement”). The Company was previously developing IMO-9200 for potential use in selected autoimmune disease indications. However, the Company determined not to proceed with internal development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of the Company. Under the terms of the Vivelix Agreement, Vivelix was solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds. In connection with the Vivelix Agreement, Idera also transferred certain drug material to Vivelix for Vivelix’s use in its development activities.

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

For the nine months ended September 30, 2018, the Company recognized Alliance revenues of less than $0.1 million related to certain research activities performed by the Company at Vivelix’s request, pursuant to the Vivelix Agreement. No such services were performed during the nine months ended September 30, 2019.

Note 9.  Collaboration and License Agreements (Continued)

Collaboration with GSK

In November 2015, the Company entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from the Company’s nucleic acid chemistry technology for the treatment of selected targets in renal disease (the “GSK Agreement”). In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan. From the population of identified development candidates, GSK may designate one development candidate, in its sole discretion, to move forward into clinical development. Once GSK designates a development candidate, GSK would be solely responsible for the development and commercialization activities for that designated development candidate.

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

For the three and nine months ended September 30, 2018, the Company recognized Alliance revenues of $0.1 million and $0.4 million, respectively, related to the amortization of the deferred up-front payment received at inception of the GSK Agreement, over the 36-month anticipated performance period, which concluded in the fourth quarter of 2018. Accordingly, no such revenues were recognized during the three and nine months ended September 30, 2019.

Note 10.  Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close its Cambridge facility. In connection with the reduction-in-workforce, 18 positions were eliminated, primarily in the area of discovery, which represented approximately 40% of the Company’s employees. Of the 18 positions eliminated, 15 were effective July 31, 2018 with the remaining effective during the first half of 2019.

Total restructuring-related charges incurred through September 30, 2019 were $3.3 million and are comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $2.8 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility; and (iii) non-cash asset impairments of approximately $0.7 million, which includes $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

Note 10.  Restructuring Costs (Continued)

The following summarizes restructuring-related activity for the nine months ended September 30, 2019:

(in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2018	$1,147	$—	$—	$1,147
Charges incurred	181	—	—	181
Cash payments	(1,119)	—	—	(1,119)
Accrued restructuring balance as of September 30, 2019	$209	$—	$—	$209

As of September 30, 2019, the accrued restructuring balance of $0.2 million is included in “Accrued expenses” in the accompanying condensed balance sheets. See Note 6.

Note 11.  Stock-Based Compensation

As of September 30, 2019, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (as amended to date, the “2017 ESPP”), each as more fully described below.

Equity Incentive and Employee Stock Purchase Plans

2013 Stock Incentive Plan

The Company's board of directors adopted the 2013 Plan, which was approved by the Company’s stockholders effective July 26, 2013. Amendments to the 2013 Plan were approved by the Company’s stockholders in June 2014, June 2015, June 2017 and June 2019. The 2013 Plan is intended to further align the interests of the Company and its stockholders with its employees, including its officers, non-employee directors, consultants and advisers by providing equity-based incentives. The 2013 Plan allows for the issuance of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards and performance awards. The total number of shares of common stock authorized for issuance under the 2013 Plan is 5,653,057 shares of the Company’s common stock, plus such additional number of shares of common stock (up to 868,372 shares) as is equal to the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan or 2008 Stock Incentive Plan (the “2008 Plan”), to the extent such awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of September 30, 2019, options to purchase a total of 3,567,161 shares of common stock and 193,625 restricted stock units were outstanding and up to 2,141,103 shares of common stock remained available for grant under the 2013 Plan. The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of September 30, 2019, options to purchase a total of 433,470 shares of common stock were outstanding under the 2008 Plan.

In addition, as of September 30, 2019, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding. These options were issued outside of the 2013 Plan to certain newly-hired employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of such new hires’ employment compensation.

Note 11.  Stock-Based Compensation (Continued)

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 ESPP, which was approved by the Company’s stockholders and became effective on June 7, 2017. An amendment to the 2017 ESPP was approved by the Company’s stockholders in June 2019. The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code, and is intended to encourage our employees to become stockholders of ours, to stimulate increased interest in our affairs and success, to afford employees the opportunity to share in our earnings and growth and to promote systematic savings by them. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of September 30, 2019, 337,053 shares remained available for issuance under the 2017 ESPP.

For the nine months ended September 30, 2019 and 2018, the Company issued 45,241 and 18,355 shares of common stock, respectively, under the 2017 ESPP and received proceeds of $0.1 million and $0.2 million respectively, as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation:
Research and development
Employee Stock Purchase Plan	$9	$11	$27	$62
Equity Incentive Plan	328	303	978	1,379
	$337	$314	$1,005	$1,441
General and administrative
Employee Stock Purchase Plan	$4	$8	$18	$40
Equity Incentive Plan	622	981	1,845	2,949
	$626	$989	$1,863	$2,989
Restructuring costs
Equity Incentive Plans	$—	$24	$—	$24
	$—	$24	$—	$24
Total stock-based compensation expense	$963	$1,327	$2,868	$4,454

During the nine months ended September 30, 2019 and 2018, the weighted average fair market value of stock options granted was $1.65 and $7.15, respectively.

Note 11.  Stock-Based Compensation (Continued)

The following weighted average assumptions apply to the options to purchase 1,259,016 and 1,091,474 shares of common stock granted to employees and directors during the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended
	September 30,
	2019	2018
Average risk-free interest rate	2.1%	2.5%
Expected dividend yield	—	—
Expected lives (years)	3.8	3.8
Expected volatility	83.7%	74.0%
Weighted average exercise price (per share)	$2.76	$12.91

All options granted during the nine months ended September 30, 2019 and 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2019:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,304,531	$18.42	6.6	$—
Granted	1,259,016	2.76
Exercised	—	—
Forfeited	(60,595)	13.36
Expired	(108,571)	27.48
Outstanding at September 30, 2019 (1)	4,394,381	$13.77	7.0	$279
Exercisable at September 30, 2019	2,311,989	$20.34	5.1	$—

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the nine months ended September 30, 2019 was $3.7 million. As of September 30, 2019, there was $6.3 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.5 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2019:

($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2018	—	$—
Granted	194,550	3.14
Cancelled	(925)	3.14
Vested	—	—
Nonvested shares at September 30, 2019	193,625	$3.14

As of September 30, 2019, there was $0.5 million of unrecognized compensation expense related to the restricted stock units, which is expected to be recognized over a weighted-average period of 3.3 years.

Note 12.  Related Party Transactions

Overview of Related Parties

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, a member of Company’s Board until his resignation in June 2019, is an employee of Baker Bros. Advisors, LP. As of September 30, 2019, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,606,786 shares of the Company’s common stock, representing approximately 16% of the Company's outstanding common stock.

During the nine months ended September 30, 2019, Baker Brothers made an in-kind pro rata distribution of a total of 60,070 warrants to purchase shares of the Company’s common stock to Mr. Baker, Mr. Neu and other investors in Baker Brothers. During the nine months ended September 30, 2018, Baker Brothers exercised warrants to purchase 2,539,541 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

As of September 30, 2019, Baker Brothers held pre-funded warrants to purchase up to 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees incurred of $0.1 million during each of the nine months ended September 30, 2019 and 2018, the Company issued 40,158 and 7,067 shares of its common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears (including fees paid in stock) and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 13.  Net Loss per Common Share

Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock option awards, common stock warrants and convertible preferred stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the three and nine months ended September 30, 2019 and 2018, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities excluded from the calculation of diluted net loss per share were 7,354,976 and 6,093,983 as of September 30, 2019 and 2018, respectively, and consisted of stock options, preferred stock and warrants.

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

TLRs are key receptors of the immune system and play a role in innate and adaptive immunity. As a result, we believe TLRs are potential therapeutic targets for the treatment of a broad range of diseases. Using our chemistry-based platform, we designed both TLR agonists and antagonists to act by modulating the activity of targeted TLRs. A TLR agonist is a compound that stimulates an immune response through the targeted TLR. A TLR antagonist is a compound that inhibits an immune response by blocking the targeted TLR.

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are currently developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company (“BMS”) in a Phase 3 registration trial. We are also evaluating intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a Phase 2 trial.

On November 5, 2019, the U.S. Patent and Trademark Office issued to us U.S. Patent No. 10,463,686 entitled “Immune Modulation With TLR9 Agonists For Cancer Treatment,” which includes tilsotolimod. The patent includes 24 claims directed to methods of treating melanoma with intratumoral administration of tilsotolimod in combination with certain immune checkpoint inhibitor therapies, including inhibitors of the CTLA-4 and PD-1/PD-L1 pathways. The patent is expected to expire in September 2037.

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

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately 50% of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor micro-environment. We also believe TLR9 agonists may be useful in other solid tumor types that are refractory to anti-PD1 treatment due, in part, to low mutation load and low dendritic cell infiltration. Because TLR9 agonists, such as tilsotolimod, stimulate the immune system, we believe there is a scientific rationale to evaluate the combination of intratumoral injection of tilsotolimod with checkpoint inhibitors. Specifically, we believe intratumoral injection of tilsotolimod activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. Currently, there is minimal immunotherapy benefit, post chemotherapy, for patients with squamous cell carcinoma of the head and neck and no approved immunotherapy options for patients with microsatellite stable colorectal cancer.

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

Melanoma

Melanoma is a type of skin cancer that begins in a type of skin cell called melanocytes. Although melanoma is a rare form of skin cancer, it causes the majority of skin cancer deaths.  As is the case in many forms of cancer, melanoma becomes more difficult to treat once the disease has spread beyond the skin to other parts of the body, such as the lymphatic system (metastatic disease). Based on internally conducted commercial research, we believe that, by 2025, approximately 26,000 people in the United States will have advanced melanoma appropriate for treatment, of which 8,000 will be refractory to anti-PD1 therapies. Recent advances in therapy, such as immune checkpoint inhibitors, given as single agents or in combination, have improved long-term survival outcomes.  However, advanced metastatic melanoma continues to present significant morbidity and mortality as not all patients respond to treatment with checkpoint inhibitors. Some patients who initially respond develop progressive disease requiring further treatment. Consequently, about half of the patients who receive anti-PD1 therapy will require further treatment.

We are currently developing tilsotolimod for use in combination with checkpoint inhibitors for the treatment of patients with anti-PD1 refractory metastatic melanoma. Tilsotolimod has received Orphan Drug Designation for the treatment of melanoma Stages IIb to IV and Fast Track designation for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy from the U.S. Food and Drug Administration (“FDA”).

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301.  This trial will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization. This trial originally targeted a sample size of 308 patients and was expected to be conducted at up to 110 sites worldwide. The family of primary endpoints of the trial are overall response rate (“ORR”) by RECIST v1.1 and median overall survival (“OS”). We believe that positive results in either of the primary endpoints could lead to approval in the United States. Key secondary endpoints include ORR by immune-related RECIST, durable response rate, median time to response, median progression free survival (“PFS”) and patient-reported outcomes using a validated scale.

Following feedback from the ILLUMINATE-301 Steering Committee and global melanoma and immunology experts, we elected to make several modifications to the ILLUMINATE-301 trial design which better reflect the current treatment landscape in anti-PD-1 refractory melanoma and increase the probability of success in the trial. We are currently targeting a median OS improvement over ipilimumab alone of greater than or equal to 4.6 months, compared to 6.6 months originally targeted, and an ORR improvement of 10 percentage points over ipilimumab alone, compared to 20 percentage points originally targeted. Accordingly, the target effect size or hazard ratio has been adjusted to 0.71 from 0.63.  In order to maintain statistical power, the sample size was increased to 454 from the original target sample size of 308. We have solicited feedback from the FDA and they do not object to these changes.  We have also received approval from other global health authorities related to these changes.

As of October 23, 2019, we had 342 patients enrolled, reaching 75% of enrollment.  Based on our current enrollment rate, we expect to complete enrollment in the first half of 2020.

 As discussed below under the heading “Collaborative Alliances,” in May 2018, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to supply YERVOY® (ipilimumab), at its cost and for no charge to us, for use in ILLUMINATE-301, including for the increase in sample size.

ILLUMINATE-204 - Phase 1/2 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab or Pembrolizumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In December 2015, we initiated a Phase 1/2 clinical trial to assess the safety and efficacy of intratumoral tilsotolimod in combination with ipilimumab, in patients with metastatic melanoma (refractory to treatment with a PD1 inhibitor, also referred to as anti-PD1 refractory), which we refer to as ILLUMINATE-204. We subsequently amended the trial protocol to include an additional treatment arm to study the combination of tilsotolimod with pembrolizumab, an anti-PD1 antibody marketed as Keytruda® by Merck & Co., Inc., in the same patient population. The Phase 2 expansion of our ILLUMINATE-204 trial closed for enrollment in February 2019 with a total of 52 patients dosed at 8 mg tilsotolimod in combination with ipilimumab, 49 of which are evaluable for safety and efficacy. As discussed further below, we reviewed interim data from this trial during the third quarter of 2019. Final data from this trial is anticipated to be submitted for presentation at a major oncology meeting in the first half of 2020.

In this clinical trial, tilsotolimod is administered intratumorally into a selected tumor lesion at weeks 1, 2, 3, 5, 8, 11, 17, 23 and 29 (total of nine doses) together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. For patients who lack superficially accessible disease for injection, tilsotolimod is administered via injection into deep lesions, such as liver metastases, using interventional radiology guidance.

The trial was initiated at The University of Texas, MD Anderson Cancer Center (“MD Anderson”) under the strategic research alliance we entered into with MD Anderson in June 2015, and additional sites have been added through the fourth quarter of 2018.  The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the anti-tumor activity of tilsotolimod when administered intratumorally in combination with ipilimumab or pembrolizumab. The primary objective of the Phase 2 portion of the trial is to determine the objective response rate to the combinations using immune-related response criteria (“irRC”) and RECIST v1.1 criteria.  The secondary objectives of the Phase 2 portion of the trial include the assessment of treatment response utilizing irRC, determination of median PFS and median OS, and to continue to characterize the safety of the combinations. In the Phase 1 portion of the trial, serial biopsies were taken of selected injected and non-injected tumor lesions pre- and post-24 hours of the first dose of tilsotolimod, as well as at 8 and 13 weeks, to assess immune changes and response assessments. In the Phase 2 portion of the trial, biopsies are optional.

Ipilimumab Arm

In the Phase 1 portion of the ipilimumab arm of our Phase 1/2 clinical trial of tilsotolimod, escalating doses of tilsotolimod ranging from 4 mg through 32 mg were evaluated in a total of 18 patients, each of which but one had progressed on nivolumab or pembrolizumab prior to enrollment in the trial.  The combination of tilsotolimod and ipilimumab was generally well-tolerated at all dose levels studied. In April 2017, we completed tilsotolimod dose escalation and, based on the safety and efficacy data and data from translational immune parameters, selected the 8 mg dose level as the recommended dose level for the Phase 2 portion of the ipilimumab arm of the trial.

In April 2017, we initiated enrollment in the Phase 2 portion of the ipilimumab arm of our Phase 1/2 clinical trial of tilsotolimod with the 8 mg dose of intratumoral tilsotolimod. The Phase 2 portion of the trial utilizes a two-stage design to evaluate the objective response rate of tilsotolimod in combination with ipilimumab, compared to historical data for ipilimumab alone in the anti-PD1 refractory metastatic melanoma population. Based on the responses observed, the trial advanced with the expansion of the ipilimumab-tilsotolimod combination arm of ILLUMINATE-204 at the recommended Phase 2 dose of 8 mg tilsotolimod.

The Phase 2 ipilimumab-tilsotolimod combination arm of the ILLUMINATE-204 trial closed for enrollment in February 2019 with a total of 52 patients dosed at the recommended Phase 2 dose.  As of August 5, 2019, of the 49 subjects evaluable for efficacy, 13 had a response representing a best overall response rate of 27%. Of the 13 responders, 4 were unconfirmed responses. Additionally, 36 of the 49 patients achieved stable disease or better, representing a disease control rate of 74%. Durable responses (>6 months) were observed in 5 of 9 confirmed responses per RECIST v1.1. Median overall survival (OS) had not yet been reached (min/max: 1.6 months/35 months).

We examined the four unconfirmed responders (of the 13 responders) out of the 49 subjects evaluable for efficacy.  As of October 23, 2019, two subjects were confirmed per RECIST v1.1 criteria, one remains unconfirmed, and one experienced disease progression.  As for disease control, 35 of the 49 patients achieved stable disease or better (71%). Durable responses (greater than six months) were observed in five of 10 confirmed responses per RECIST v1.1 criteria who were evaluable for durability.  The safety profile observed is consistent with previously reported results.

Other key findings from the trial include data demonstrating a systemic antitumor effect on distant uninjected tumors in patients who received tilsotolimod in combination with ipilimumab. Also, data showing clinical responses were observed in patients whose tumors had low HLA-ABC expression before treatment was started. Since HLA-ABC expression is required for ipilimumab anti-tumor activity (Rodig, 2018), evidence of clinical responses in patients with low HLA-ABC expression supports the contribution of tilsotolimod’s mechanism of action to overcome resistance to ipilimumab in tumors with this HLA-ABC expression profile. This information has the potential to enhance the overall response rate compared to that expected with ipilimumab alone.

Pembrolizumab Arm

In the Phase 1 portion of the pembrolizumab arm of our Phase 1/2 clinical trial of tilsotolimod, we evaluated escalating doses of tilsotolimod ranging from 8 mg through 32 mg.

We completed enrollment with a total of 9 patients dosed with the combination therapy in the 8 mg, 16 mg and 32 mg dosing cohorts in the Phase 1 dose escalation portion of the pembrolizumab arm of the trial. One patient who was treated at the 16 mg dose has experienced an ongoing complete response by RECIST v1.1 criteria.

Refractory Solid Tumors

ILLUMINATE-101 - Phase 1b Trial of Intra-tumoral Tilsotolimod (IMO-2125) Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1b dose escalation trial of intratumoral tilsotolimod as a single agent in multiple tumor types, which we refer to as ILLUMINATE-101. In this trial, intratumoral tilsotolimod was administered on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles (19 total doses).  We completed enrollment of a total of 38 patients in four dose-escalation cohorts at doses of 8mg (cohort 1, n=11), 16mg (cohort 2, n=8), 23mg (cohort 3, n=10) and 32mg (cohort 4, n=9).  There were no dose-

limiting toxicities observed and tilsotolimod appeared to be generally well-tolerated at each of the dose levels tested.  We also completed enrollment of 16 patients in a melanoma expansion cohort, which utilized a Simon’s optimal two-stage design, to assess whether tilsotolimod as a single agent (8mg dose) has any statistically relevant clinical activity, as demonstrated for objective response according to RECIST v1.1 criteria, in patients with metastatic melanoma who have progressed on or after treatment with a PD-(L)1 inhibitor.

At the European Society for Medical Oncology Congress in September 2019, we provided an update on ILLUMINATE-101, noting that as of July 1, 2019, a total of 54 patients had been dosed, including 38 patients in the dose-evaluation portion of the trial and 16 patients in the melanoma dose-expansion cohort. Of the 45 evaluable patients, 33% (n=15) had a best response stable disease. Duration of stable disease ranged from 1.5 to 12 months from the start of treatment, with stable disease ongoing for two patients. There were no correlations between dose and efficacy observed.

We completed ILLUMINATE-101 in October 2019. One patient in the melanoma monotherapy cohort achieved an unconfirmed partial response, however, this patient discontinued from the study prior to the confirmation of the response. Additionally, one subject with uterine-leiomyosarcoma had ongoing stable disease for more than one year.  This subject is continuing under a treatment IND post-closing of ILLUMINATE-101. Final results from the ILLUMINATE-101 trial are expected to be presented in the first half of 2020.

An additional purpose of this study was to obtain tumor biopsies to assess the effect of tilsotolimod on the tumor microenvironment in multiple types of solid tumors and inform the expansion of the development program beyond melanoma. Translational research in ILLUMINATE-101 demonstrated that tilsotolimod increased dendritic cell activation and upregulated MHC class II and IFN-α signaling which suggests improved antigen presentation, and is similar to that observed and previously reported in the tumor biopsies from the ILLUMINATE-204 melanoma subjects. This observation provided additional rationale to expand the tilsotolimod program to additional solid tumors.

Other Solid Tumors

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, as single agents or in combination, for other solid tumors including, among others, dMMR/MSI-H colorectal cancer (“CRC”) and squamous cell carcinoma of the head and neck (“SCCHN”).

Nivolumab administered as monotherapy or in combination with ipilimumab has demonstrated benefit and is approved for the treatment of dMMR/MSI-H mCRC. However, in a previously treated microsatellite stable (“MSS”) CRC patient population, nivolumab + ipilimumab combination therapy did not produce objective responses. MSS-CRC has been shown to be highly immunosuppressive. Moreover, the tumor microenvironment in MSS-CRC has been shown to keep dendritic cells in an immature state. Given tilsotolimod’s mechanism of action of activating dendritic cells, it may serve a complementary function to nivolumab and ipilimumab within the immunosuppressive tumor microenvironment (“TME”) of MSS-CRC patients.

We believe, based on internally conducted commercial research and information published by the American Cancer Society, that annually in the United States, approximately 140,000 people are diagnosed with CRC, of which 85% are MSS, and that approximately 50,000 deaths are attributed to CRC. Additionally, we believe that annually in the United States, approximately 64,000 people are diagnosed with SCCHN and there are approximately 14,000 deaths attributed to SCCHN. We also believe that, by 2025, approximately 434,000 people will have tumors (i.e. non-small cell lung cancer, head and neck, colorectal, bladder and gastric) appropriate for treatment, of which 200,000 will be refractory to anti-PD1 therapies.

Squamous cell carcinoma is the most frequent malignant tumor of the head and neck region and develops from the mucosal linings of the upper aerodigestive tract. Although the majority of patients present with loco-regional disease, more than 50% will succumb to recurrent or metastatic disease despite aggressive therapy with surgery, radiation, and/or chemotherapy. Relapsed or metastatic SCCHN (“RM-SCCHN”) is currently an incurable disease with a poor prognosis and the mortality rate of patients presenting with advanced disease remains high. Recently, the results from prospectively conducted trials employing the immune-modulating antibodies nivolumab and pembrolizumab following chemotherapy heralded a new era of treatment for RM-SCCHN. Patients responding to these agents have seen durable responses and in controlled studies an overall survival benefit has been demonstrated for the anti PD-1 antibodies versus standard of care chemotherapy. The challenge remains to increase the percentage of patients responding to these treatments, which currently ranges from 13% to 23% depending on the line of therapy.

ILLUMINATE-206 - Phase 2 Trial of Tilsotolimod (IMO-2125) in Combination with Nivolumab and Ipilimumab for the treatment of Solid Tumors

In December 2018, we submitted an IND application to the FDA to evaluate tilsotolimod administered intratumorally, in combination with nivolumab and ipilimumab in a Phase 2, multi-cohort study that anticipates the study of multiple solid tumors. The basis for this study is supported by data generated from our ILLUMINATE-101 and ILLUMINATE-204 trials, which suggest the mechanism of action for tilsotolimod may be tumor-type agnostic and potentially beneficial in combination with checkpoint modulation in a variety of tumor types. In January 2019, we received notification from the FDA that the study may proceed and initiated the Phase 2, open-label, global, multicohort study for the treatment of specific solid tumors in September 2019.  We refer to this study as ILLUMINATE-206.

Each cohort in this study is designed to be conducted in two parts. The purpose of the first part (Part 1) is for signal finding and utilizes a Simon’s minimax two-stage design in a single-arm. The primary objective of Part 1 is to evaluate the efficacy (measured by ORR based on RECIST v1.1) of intratumoral tilsotolimod in combination with nivolumab and ipilimumab. Secondary objectives of Part 1 include safety, tolerability, immunogenicity and translational data evaluations. Based on the data from Part 1 of each cohort, expansion of a cohort may be conducted as Part 2. Part 2 objectives will be determined after the decision is made to initiate Part 2 of a given cohort. The start and end of the study will be independent for each cohort.

The ILLUMINATE-206 cohorts are as follows:

•	MSS-CRC Cohort: Relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab; and
•	RM-SCCHN Cohort: RM-SCCHN in PD-1-refractory patients treated with tilsotolimod in combination with nivolumab and ipilimumab.

We initiated ILLUMINATE-206 beginning with the MSS-CRC Cohort. Within Part 1 of the MSS-CRC Cohort, approximately 65 patients may be enrolled pending data from the signal-finding stage.

As discussed below under the heading “Collaborative Alliances,” in March 2019, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab) and OPDIVO® (nivolumab), at its cost and for no charge to us, for use in ILLUMINATE-206.

Collaborative Alliances

In addition to our current alliances, we may explore potential collaborative alliances to support development and commercialization of our TLR agonists and antagonists. Our current alliances include collaborations with AbbVie Inc. (“AbbVie”), and BMS, described below, and GSK and Abbott Molecular, as described in Note 9 of the notes to our condensed financial statements in this Quarterly Report on Form 10-Q and/or in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Collaboration with AbbVie

Effective August 27, 2019, we entered into a clinical trial collaboration and supply agreement with AbbVie, a global, research-based biopharmaceutical company, to conduct a clinical study to evaluate the efficacy and safety of combinations of an OX40 agonist (ABBV-368), tilsotolimod, nab-paclitaxel and/or an anti-programmed cell death 1 (PD-1) antagonist (ABBV-181), which we refer to as the AbbVie Agreement.  Under the AbbVie Agreement, we will provide a clinical trial supply of tilsotolimod to AbbVie and AbbVie will sponsor, fund and conduct the study entitled “A Phase 1b, Multicenter, Open-Label Study to Determine the Safety, Tolerability, Pharmacokinetics, and Preliminary Efficacy of ABBV-368 plus Tilsotolimod and Other Therapy Combinations in Subjects with Recurrent/Metastatic Head and Neck Squamous Cell Carcinoma”, or the AbbVie Study.  Under the AbbVie Agreement, we have agreed to manufacture and supply tilsotolimod at its cost and for no charge to AbbVie for use in the AbbVie Study.

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

Under the terms of the Licensee Agreement, we received upfront, non-refundable fees totaling approximately $1.4 million and ownership of 10% of Licensee’s outstanding common stock, subject to future adjustment, for granting Licensee the IMO-8400 License, the IMO-9200 Option Period License and transfer of related drug materials. In addition, we are eligible to receive a $1 million fee upon Licensee exercising the IMO-9200 Option and are entitled to certain sub-licensing payments on sublicense revenue received by Licensee, if any. We may also be eligible for certain development and sales-based milestone payments and royalties on global net sales for any future products. We do not anticipate the receipt of any of the future milestones or royalties in the short term, if ever.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have incurred operating losses in all fiscal years since our inception except 2002, 2008 and 2009.  As of September 30, 2019, we had an accumulated deficit of $697.7 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our selling, general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of October 31, 2019, we may sell up to an additional $188.4 million of securities under this registration statement, such amount which includes $32.7 million of shares which may be issued pursuant to our common stock purchase agreement with Lincoln Park, as described below, and additional shares which may be issued under the ATM Agreement, as more fully described in Note 7 of the notes to our financial statements included in this Quarterly Report on Form 10-Q.

Funding Requirements

We had cash, cash equivalents and short-term investments of approximately $41.6 million at September 30, 2019. We believe that, based on our current operating plan, our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the third quarter of 2020. Specifically, we believe that our available funds will be sufficient to enable us to:

(i)	continue to execute on:
a)	the Phase 1 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204);
b)	the Phase 2 portion of our ongoing Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab in anti-PD1 refractory melanoma (ILLUMINATE-204); and
c)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types (ILLUMINATE-101);

(ii)

complete enrollment and continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301);

(iii)	initiate and complete enrollment in the signal-finding stage of Part I of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206);
(iv)	fund certain investigator initiated clinical trials of tilsotolimod; and
(v)	maintain our current level of general and administrative expenses in order to support the business.

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

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion. As consideration for entering into the Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee, or the Commitment Shares. The Company did not receive any cash proceeds from the issuance of the Commitment Shares.  See Item 9B, Other Information, in our 2018 Form 10-K for additional information.  As of September 30, 2019, under the Purchase Agreement, the Company has sold 785,848 shares and received proceeds of $2.3 million, leaving $32.7 million remaining available to be issued pursuant to this agreement.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine months ended
	September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(34,171)	$(40,444)
Investing activities	(8,597)	122
Financing activities	3,948	10,155
Decrease in cash and cash equivalents	$(38,820)	$(30,167)

Operating Activities.  Net cash used in operating activities for each of the nine months ended September 30, 2019 and 2018 consists primarily of our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2019, as compared to the 2018 period, was primarily due to decreases in cash outflows related to our prior discovery and other development programs, lower costs resulting from the closure of our Cambridge, Massachusetts office, and no 2019 merger-related costs, partially offset by increased cash outflows related to our current IMO-2125 development program.

Investing Activities.  Net cash used by investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

•	for the nine months ended September 30, 2019, purchases of $44.4 million in available-for-sale securities, partially offset by $35.9 million of proceeds from available-for-sale securities; and
•	for the nine months ended September 30, 2018, proceeds of $0.2 million from the sale of property and equipment, partially offset by purchases of less than $0.1 million of property and equipment.

Financing Activities.  Net cash provided by financing activities primarily consisted of the following amounts received in connection with the issuances of common stock:

•

for the nine months ended September 30, 2019, $1.6 million in net proceeds from the issuance of common stock under our “At-the-market” equity program, $2.3 million in net proceeds from the issuance of common stock under our Purchase Agreement with Lincoln Park, and $0.1 million in proceeds from employee stock purchases under our 2017 ESPP; and

•

for the nine months ended September 30, 2018, $10.2 million in aggregate proceeds from the exercise of common stock options and warrants, $0.2 million in proceeds from employee stock purchases under our 2017 ESPP, partially offset by $0.2 million in payments made on our note prior payable.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2018 Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018

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

Alliance revenue for the nine months ended September 30, 2019 totaled $1.4 million primarily related to the out-licensing of certain non-core technology to Licensee during the second quarter of 2019.  No such revenues were recognized during the three months ended September 30, 2019. See Notes 8 and 9 to the condensed financial statements in this Quarterly Report on Form 10-Q.

Alliance revenue for the three and nine months ended September 30, 2018 primarily related to the recognition of the $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which has been recognized on a straight-line basis through the fourth quarter of 2018, the end of the anticipated performance period of the agreement. Accordingly, no such revenues were recognized during the three and nine months ended September 30, 2019. See Note 8 and Note 9 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our collaboration with GSK. Other amounts recognized during the 2018 period relate to amounts earned in connection with collaborations which are not material to our current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with patent maintenance.

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2019	2018	Change	2019	2018	Change
IMO-2125 external development expense	$6,208	$6,108	2%	$19,308	$16,901	14%	(1)
IMO-8400 external development expense	—	—	0%	45	2,607	(98%)	(2)
Other drug development expense	2,151	2,056	5%	7,132	8,497	(16%)	(3)
Basic discovery expense	—	696	(100%)	—	4,907	(100%)	(4)
Total research and development expenses	$8,359	$8,860	(6%)	$26,485	$32,912	(20%)

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses we have incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through September 30, 2019 we incurred approximately $59.0 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (ILLUMINATE-204), the preparation and conduct of our ongoing Phase 1b clinical trial of tilsotolimod monotherapy in patients with refractory solid tumors (ILLUMINATE-101), the preparation for, initiation and conduct of our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab in patients with metastatic melanoma (ILLUMINATE-301), the preparation for our Phase 2 clinical trial of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of solid tumor (ILLUMINATE-206), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

IMO-2125 external development expenses for the three months ended September 30, 2019 were consistent with the corresponding 2018 period.  The increase in IMO-2125 expenses during the nine months ended September 30, 2019, as compared to the corresponding 2018 period, was primarily due to increases in costs incurred with contract research organizations to support our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018, and ILLUMINATE-206, which we initiated in December 2018.  The increase was partially offset by decreased expenses related to ILLUMINATE-101 and ILLUMINATE-204.

Going forward, we expect ongoing IMO-2125 external development expenses to be significant as our focus in 2019 continues to be on the clinical development of tilsotolimod (IMO-2125).  See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we have incurred approximately $45.4 million in IMO-8400 external development expenses through September 30, 2019, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma, or DLBCL, harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; our Phase 2 clinical trial in patients with dermatomyositis, which we determined in July 2018 to discontinue upon completion of final close-out activities; the manufacture of drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation. In July 2018, we terminated further development of IMO-8400.  As a result, we expect IMO-8400 external development expenses to be insignificant in future periods.

The decrease in our IMO-8400 external development expenses during each of the three and nine months ended September 30, 2019, as compared to the 2018 period, was primarily due to our decision to discontinue all development of IMO-8400.

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

Other drug development expenses for the three months ended September 30, 2019 were consistent with the corresponding 2018 period. The decrease in other drug development expenses for the nine months ended September 30, 2019, as compared to the corresponding 2018 period, was primarily due to a decrease in external costs of preclinical programs, including related bulk drug manufacturing, toxicology studies and awareness and education programs, as we suspended preclinical research activities in July 2018 and focused on the development of our clinical drug candidates.

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

For the three months ended September 30, 2019 and 2018, general and administrative expenses totaled $3.0 million and $4.0 million, respectively. For the nine months ended September 30, 2019 and 2018, general and administrative expenses totaled $9.1 million and $11.8 million, respectively. The decreases were primarily due to lower employee-related costs and facility-related costs as a result of cost savings realized in connection with our restructuring activities and the closing of our Cambridge, Massachusetts facility post-restructuring in July 2018.

Merger-related Costs, net

Merger-related costs, net consists of charges and, where applicable, credits for transaction and integration-related professional fees, employee retention, and other incremental costs directly related to these activities, which are offset by merger termination fees. See our 2018 Form 10-K for additional information on our previously contemplated merger transaction.

Merger-related costs, net for the three months ended September 30, 2018 amounted to a net credit of $3.8 million and was comprised of a $6.0 million fixed expense reimbursement received in connection with the termination of a merger agreement in July 2018, partially offset by $2.2 million of expenses incurred in connection with transactions contemplated by a merger agreement, including legal and professional fees.  Merger-related costs, net for the nine months ended September 30, 2018 amounted to a net charge of $1.2 million and was comprised of $7.2 million of expenses incurred in connection with the transactions contemplated by a merger agreement, including legal and professional fees, partially offset by a $6.0 million fixed expense reimbursement received in connection with the termination of a merger agreement.  No such costs were incurred during 2019.

Restructuring Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions, contract termination and wind-down costs and asset impairments.

Restructuring costs for the three and nine months ended September 30, 2019 totaled less than $0.1 million and approximately $0.2 million, respectively.  Restructuring costs for both the three and nine months ended September 30, 2018 totaled $3.0 million.  Restructuring costs for all periods were a result of our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility.

Interest Income

Interest income for each of the three months ended September 30, 2019 and 2018 totaled approximately $0.3 million. Interest income for the nine months ended September 30, 2019 and 2018 totaled approximately $1.0 million and $0.8 million, respectively. Amounts may fluctuate from period to period due to changes in average investment balances, including money market funds classified as cash equivalents, and composition of investments.

Interest Expense

Interest expense for the nine months ended September 30, 2018 totaled less than $0.1 million and related to interest incurred on the outstanding principal balance of our note payable, which was paid off in June 2018. Accordingly, no such expense was incurred during the three months ended September 30, 2018 or the three and nine months ended September 30, 2019.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders was $11.1 million and $11.6 million for the three months ended September 30, 2019 and 2018, respectively, and $33.3 million and $47.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our exposure to market risk from December 31, 2018. Our market risk profile as of December 31, 2018 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2018 Form 10-K.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A, Risk Factors, of our 2018 Form 10-K.  There have been no material changes to the disclosures relating to this item from those set forth in our 2018 Form 10-K.

Item 6.Exhibits.

Exhibit No.		Description

*10.1	†	Clinical Trial Collaboration and Supply Agreement, effective August 27, 2019, by and between AbbVie Inc. and Idera Pharmaceuticals, Inc.

*31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed or furnished, as applicable, herewith.

†   In accordance with Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted in order for them to remain confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: November 6, 2019	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	/s/ John J. Kirby
John J. Kirby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)