Form 10-K
period 2019-12-31
IDERA PHARMACEUTICALS, INC.
filed 2020-03-12
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(484) 348-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	IDRA	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $63.6 million based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 15, 2020, the registrant had 30,538,478 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2019.

IDERA PHARMACEUTICALS, INC.

FORM 10-K

__________________________________

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “Idera,” “the Company,” “we,” “us” and “our” refer to Idera Pharmaceuticals, Inc.

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Unless otherwise indicated, all share and per share amounts, including the exercise or conversion price of any of our securities, reflect, as applicable, the occurrence of a 1-for-8 reverse split of our common stock that occurred on July 27, 2018.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond Idera’s control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof, and are expressly qualified in their entirety by this cautionary notice. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are currently developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol-Myers Squibb Company (“BMS”) in a Phase 3 registration trial. We are also evaluating intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a multicohort Phase 2 trial.

Clinical Development

Tilsotolimod (IMO-2125)

Tilsotolimod (IMO-2125) is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) microsatellite stable (“MSS”) colorectal cancer (“CRC”) in combination with nivolumab and ipilimumab, and (iii) squamous cell carcinoma of the head and neck (“SCCHN”) in combination with ABBV-368 and other combinations. We refer to our tilsotolimod development program as the ILLUMINATE development program. See additional information under the heading “Collaborative Alliances” for information on the development of tilsotolimod in collaboration with AbbVie for patients with SCCHN.

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. For instance, approximately 50% of patients with melanoma fail to respond to therapy with approved checkpoint inhibitors. Current published data suggests that the lack of response to checkpoint inhibition is related to a non-immunogenic tumor microenvironment. We believe TLR9 agonists may be useful in melanoma and other solid tumor types that are refractory to anti-PD1 treatment due, in part, to low mutation load and low dendritic cell infiltration. Because TLR9 agonists, such as tilsotolimod, stimulate the immune system, we believe there is a scientific rationale to evaluate the combination of intratumoral injection of tilsotolimod with checkpoint inhibitors. Specifically, we believe intratumoral injection of tilsotolimod activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors. Currently, there is minimal immunotherapy benefit, post chemotherapy, for patients with SCCHN and are no approved immunotherapy options for patients with MSS-CRC.

In studies conducted in our laboratories, intratumoral injection of TLR9 agonists, such as tilsotolimod, has potentiated the antitumor activity of multiple checkpoint inhibitors in preclinical tumor models. We believe these data support evaluation of combination regimens including the combination of a TLR9 agonist, such as tilsotolimod, with one or more checkpoint inhibitors for the treatment of cancer.

Melanoma

Melanoma is a cancer that begins in a type of skin cell called melanocytes. While melanoma is one of the least common types of skin cancer, it has a poor prognosis when not detected and treated early. As is the case in many forms of cancer, melanoma becomes more difficult to treat once the disease has spread, or metastasized, beyond the skin to other parts of the body. According to the American Cancer Society, approximately 100,000 people in the United States will be diagnosed with invasive melanoma this year. In recent years, pioneering immunotherapies known as checkpoint inhibitors have changed the treatment of advanced melanoma and have become the standard of care, with anti-PD-1 agents being the most commonly used immunotherapy in the first-line setting. These agents work by increasing the ability of the body’s immune system to help detect and fight cancer cells. However, due to primary or acquired resistance mechanisms that exclude or inhibit anti-tumor immune cells, as many as 60% of patients do not benefit from this type of therapy, and up to one-third of initial responders develop resistance to the therapy and ultimately experience disease progression. Today, these refractory patients are left with few options for further treatment, paving the way for novel investigational therapies such as tilsotolimod.

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

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301.  This trial will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization. This trial originally targeted a sample size of 308 patients and was expected to be conducted at up to 110 sites worldwide. The family of primary endpoints of the trial are overall response rate (“ORR”) by RECIST v1.1 and median overall survival (“OS”). We believe positive results in either of the primary endpoints could lead to approval in the United States. Key secondary endpoints include ORR by immune-related RECIST, durable response rate, median time to response, median progression free survival (“PFS”) and patient-reported outcomes using a validated scale.

Following feedback from the ILLUMINATE-301 Steering Committee and global melanoma and immunology experts, we elected to make several modifications to the ILLUMINATE-301 trial design which better reflect the current treatment landscape in anti-PD-1 refractory melanoma and increase the probability of success in the trial. We are currently targeting a median OS improvement over ipilimumab alone of greater than or equal to 4.6 months, compared to 6.6 months originally targeted, and an ORR improvement of 10 percentage points over ipilimumab alone, compared to 20 percentage points originally targeted. Accordingly, the target effect size or hazard ratio has been adjusted to 0.71 from 0.63.  In order to maintain statistical power, the sample size was increased to 454 patients from the original target sample size of 308 patients. We solicited feedback from the FDA and they did not object to these changes.  We have also received approval from other global health authorities related to these changes. In March 2020, we completed target enrollment for ILLUMINATE-301.

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

In this clinical trial, tilsotolimod is administered intratumorally into a selected tumor lesion at weeks 1, 2, 3, 5, 8, 11, 17, 23 and 29, for a total of nine doses, together with the standard dosing regimen of ipilimumab or pembrolizumab, administered intravenously. For patients who lack superficially accessible disease for injection, tilsotolimod is administered via injection into deep lesions, such as liver metastases, using interventional radiology guidance.

The trial was initiated at The University of Texas, MD Anderson Cancer Center (“MD Anderson”) under the strategic research alliance we entered into with MD Anderson in June 2015, and additional sites were added through the fourth quarter of 2018.  The primary objectives of the Phase 1 portion of the trial include characterizing the safety of the combinations and determining the recommended Phase 2 dose. A secondary objective of the Phase 1 portion of the trial is describing the antitumor activity of tilsotolimod when administered intratumorally in combination with ipilimumab or pembrolizumab. Objectives of the Phase 2 portion of the trial are to determine the objective response rate to the combinations using immune-related response criteria (“irRC”) and RECIST v1.1 criteria.  Additional objectives of the Phase 2 portion of the trial include determination of median PFS and median OS, and to continue to characterize the safety of the combinations. In the Phase 1 portion of the trial, serial biopsies were taken of selected injected and non-injected tumor lesions pre- and post-24 hours of the first dose of tilsotolimod, as well as at 8 and 13 weeks, to assess immune changes and response assessments. In the Phase 2 portion of the trial, biopsies were optional.

Ipilimumab Arm

In the Phase 1 portion of the ipilimumab arm of our Phase 1/2 clinical trial of tilsotolimod, escalating doses of tilsotolimod ranging from 4 mg through 32 mg were evaluated in a total of 18 patients, all but one who had progressed on nivolumab or pembrolizumab prior to enrollment in the trial.  The combination of tilsotolimod and ipilimumab was generally well-tolerated at all dose levels studied. In April 2017, we completed tilsotolimod dose escalation and, based on the safety and efficacy data and data from translational immune parameters, selected the 8 mg dose level as the recommended dose level for the Phase 2 portion of the ipilimumab arm of the trial.

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

The Phase 2 ipilimumab-tilsotolimod combination arm of the ILLUMINATE-204 trial closed for enrollment in February 2019 with a total of 52 patients dosed at the recommended Phase 2 dose.  As of August 5, 2019, of the 49 subjects evaluable for efficacy, 13 had a response representing a best overall response rate of 27%. Of the 13 responders, four were unconfirmed responses. Additionally, 36 of the 49 patients achieved stable disease or better, representing a disease control rate of 74%. Durable responses (>6 months) were observed in 5 of 9 confirmed responses per RECIST v1.1. Median overall survival (OS) had not yet been reached (min/max: 1.6 months/35 months).

We subsequently examined the four unconfirmed responders (of the 13 responders noted above) out of the 49 subjects evaluable for efficacy.  As of October 23, 2019, two subjects were confirmed per RECIST v1.1 criteria, one remained unconfirmed, and one experienced disease progression.  As for disease control, 35 of the 49 patients achieved stable disease or better (71%). Durable responses (greater than six months) were observed in five of 10 confirmed responses per RECIST v1.1 criteria who were evaluable for durability. The safety profile observed is consistent with previously reported results.

Other key findings from the trial include data demonstrating a systemic antitumor effect on distant uninjected tumors in patients who received tilsotolimod in combination with ipilimumab. Also, data showing clinical responses were observed in patients whose tumors had low HLA-ABC expression before treatment was started. Since HLA-ABC expression is required for ipilimumab antitumor activity (Rodig, 2018), evidence of clinical responses in patients with low HLA-ABC expression supports the contribution of tilsotolimod’s mechanism of action to overcome resistance to ipilimumab in tumors with this HLA-ABC expression profile. This information suggests that tilsotolimod has the potential to enhance the overall response rate compared to that expected with ipilimumab alone.

Pembrolizumab Arm

In the Phase 1 portion of the pembrolizumab arm of our Phase 1/2 clinical trial of tilsotolimod, we evaluated escalating doses of tilsotolimod ranging from 8 mg through 32 mg.

We completed enrollment with a total of 9 patients dosed with the combination therapy in the 8 mg, 16 mg and 32 mg dosing cohorts in the Phase 1 dose escalation portion of the pembrolizumab arm of the trial. As of January 16, 2020, one patient who was treated at the 16 mg dose experienced a complete response by RECIST v1.1 criteria and has completed the study.

Refractory Solid Tumors

ILLUMINATE-101 - Phase 1b Trial of Intratumoral Tilsotolimod (IMO-2125) Monotherapy in Patients with Refractory Solid Tumors

In March 2017, we initiated a Phase 1b dose escalation trial of intratumoral tilsotolimod as a single agent in multiple tumor types, which we refer to as ILLUMINATE-101. In this trial, intratumoral tilsotolimod was administered on days 1, 8 and 15 of cycle 1 and on day 1 of each subsequent 21-day cycle, up to 17 cycles, for a total of 19 doses.  We completed enrollment of a total of 38 patients in four dose-escalation cohorts at doses of 8mg (cohort 1, n=11), 16mg (cohort 2, n=8), 23mg (cohort 3, n=10) and 32mg (cohort 4, n=9).  There were no dose-limiting toxicities observed and tilsotolimod appeared to be generally well-tolerated at each of the dose levels tested.  We also completed enrollment of 16 patients in a melanoma expansion cohort, which utilized a Simon’s optimal two-stage design, to assess whether tilsotolimod as a single agent (8mg dose) has any statistically relevant clinical activity, as demonstrated for objective response according to RECIST v1.1 criteria, in patients with metastatic melanoma who have progressed on or after treatment with a PD-(L)1 inhibitor. The study was completed in October 2019.

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

An additional purpose of this study was to obtain tumor biopsies to assess the effect of tilsotolimod on the tumor microenvironment in multiple types of solid tumors and inform the expansion of the development program beyond melanoma. Translational research in ILLUMINATE-101 demonstrated that tilsotolimod increased dendritic cell activation and upregulated MHC class II and IFN-α signaling, which suggests improved antigen presentation, and is similar to that observed and previously reported in the tumor biopsies from the ILLUMINATE-204 melanoma subjects. This observation provided additional rationale to expand the tilsotolimod clinical development program to additional solid tumors.

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

We believe, based on internally conducted commercial research and information published by the American Cancer Society and other references, that annually in the United States, approximately 140,000 people are diagnosed with CRC, of which 85% are MSS, and that approximately 50,000 deaths are attributed to CRC. Additionally, we believe that annually in the United States, approximately 64,000 people are diagnosed with SCCHN and there are approximately 14,000 deaths attributed to SCCHN. We also believe that, in 2018, approximately 200,000 patients in the United States with various tumor types have been treated with an anti-PD-1/anti-PD-L1 therapy. Approximately 87% of these patients may progress after treatment and therefore may benefit from alternative therapies.

Squamous cell carcinoma is the most frequent malignant tumor of the head and neck region and develops from the mucosal linings of the upper aerodigestive tract. Although the majority of patients present with loco-regional disease, more than 50% will succumb to recurrent or metastatic disease despite aggressive therapy with surgery, radiation, and/or chemotherapy. Relapsed or metastatic SCCHN (“RM-SCCHN”) is currently an incurable disease with a poor prognosis and the mortality rate of patients presenting with advanced disease remains high. Recently, the results from prospectively conducted trials employing the immune-modulating antibodies nivolumab and pembrolizumab following chemotherapy heralded a new era of treatment for RM-SCCHN. Patients responding to these agents have seen durable responses and in controlled studies an overall survival benefit has been demonstrated for the anti-PD-1 antibodies versus standard of care chemotherapy. The challenge remains to increase the percentage of patients responding to these treatments, which currently ranges from 13% to 23% depending on the line of therapy.

ILLUMINATE-206 - Phase 2 Trial of Tilsotolimod (IMO-2125) in Combination with Nivolumab and Ipilimumab for the treatment of Solid Tumors

In December 2018, we submitted an IND application to the FDA to evaluate tilsotolimod administered intratumorally, in combination with nivolumab and ipilimumab in a Phase 2, multicohort study of multiple solid tumors. The basis for this study is supported by data generated from our ILLUMINATE-101 and ILLUMINATE-204 trials, which suggest the mechanism of action for tilsotolimod may be tumor-type agnostic and potentially beneficial in combination with checkpoint modulation in a variety of tumor types. In January 2019, we received notification from the FDA that the study may proceed and initiated the Phase 2, open-label, global, multicohort study for the treatment of specific solid tumors in September 2019.  We refer to this study as ILLUMINATE-206.

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

The ILLUMINATE-206 cohorts are as follows:

•	MSS-CRC Cohort (currently underway): Relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab; and
•	RM-SCCHN Cohort (currently being evaluated): RM-SCCHN in PD-1-refractory patients treated with tilsotolimod in combination with nivolumab and ipilimumab.

We initiated ILLUMINATE-206 beginning with the MSS-CRC Cohort. An initial group of ten patients were enrolled to evaluate the safety of administering the combination of tilsotolimod, nivolumab and ipilimumab. Within Part 1 of the MSS-CRC Cohort, approximately 65 patients may be enrolled pending data from the signal-finding stage. See information on our clinical trial and supply agreement with AbbVie under the heading “Collaborative Alliances” which discusses the development of tilsotolimod in combination with ABBV-368 and other combinations for the treatment of SCCHN.

As discussed below under the heading “Collaborative Alliances,” in March 2019, we entered into a clinical trial collaboration and supply agreement with BMS, under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab) and OPDIVO® (nivolumab), at its cost and for no charge to us, for use in ILLUMINATE-206.

Discontinued Programs

In July 2018, following an analysis of our gene-silencing technology platform and our research portfolio, we decided to suspend our rare disease and discovery programs as part of our overall strategy to more narrowly focus our capital resources on the development and commercialization of tilsotolimod.

IMO-8400 for Rare Diseases

We had been developing IMO-8400, an antagonist of TLR7, TLR8 and TLR9, for the treatment of rare diseases, and dermatomyositis was our lead clinical target. In December 2015, we initiated a Phase 2, randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability and treatment effect of IMO-8400 in adult patients with dermatomyositis. In June 2018, we reported that the trial did not meet its primary endpoint of statistically significant change from baseline in the Cutaneous Dermatomyositis Disease Area and Severity Index (CDASI) activity score versus placebo. As a result, in July 2018, we made a decision to discontinue this clinical program upon completion of final close-out activities.

In April 2019, we out-licensed IMO-8400 to a privately-held biopharmaceutical company. See Note 10 of the notes to our financial statements in this Annual Report on Form 10-K for additional information.

Agreement with Abbott Molecular

We are party to a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott”), which we entered into in May 2014, in connection with our prior IMO-8400 clinical development program for the treatment of certain genetically defined forms of B-cell lymphoma, including our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma (“DLBCL”) harboring the MYD88 L265P oncogenic mutation. The agreement provided for the development and subsequent commercialization, by Abbott, of an in vitro companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. In September 2016, we suspended all clinical development of IMO-8400 for B-cell lymphomas.  While we have maintained our relationship with Abbott under the agreement, we are permitted to terminate the agreement upon 90 days written notice to Abbott and, under circumstances specified in the agreement, payment of a termination fee and wind-down costs. The parties also may terminate the agreement based on uncured material breaches by or the bankruptcy or insolvency of the other party, and each party has the right to terminate the agreement in the event of specified permanent injunctions based on infringement of third-party intellectual property rights.

IMO-9200 for Autoimmune Disease

We had developed a second novel synthetic oligonucleotide antagonist of TLR7, TLR8, and TLR9, IMO-9200, as a drug candidate for potential use in selected autoimmune disease indications. In 2015, we completed a Phase 1 clinical trial of IMO-9200 in healthy subjects as well as additional preclinical studies of IMO-9200 for autoimmune diseases. In 2015, we determined not to proceed with the development of IMO-9200 because the large autoimmune disease indications for which IMO-9200 had been developed did not fit within the strategic focus of our company. In November 2016, we entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd. (“Vivelix”), granting Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders, which agreement we refer to as the Vivelix Agreement. On November 4, 2018, Vivelix notified us that they decided to terminate ongoing development activities related to IMO-9200. Subsequently, on March 4, 2019, we mutually agreed to terminate the Vivelix Agreement.

Other Rare Disease and Discovery Programs

Collaboration with GlaxoSmithKline Intellectual Property Development Limited

In November 2015, we entered into a collaboration and license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”) to license, research, develop and commercialize pharmaceutical compounds from our nucleic acid chemistry technology for the treatment of selected targets in renal disease, which agreement we refer to as the GSK Agreement. In connection with the GSK Agreement, GSK provided an initial target for us to identify a potential population of development candidates to address such target under a mutually agreed upon research plan. Prior to suspending our rare disease and discovery programs, and the wind-

down of such discovery operations, we created multiple development candidates to address the initial target designated by GSK. Until November 2019, the expiration of the collaboration term, GSK had the right to designate one development candidate in its sole discretion, from the population of identified candidates, to move forward into clinical development. However, GSK did not designate any candidate for development during the collaboration term.  If such designation had occurred, GSK would have been solely responsible for the development and commercialization activities for that designated development candidate.

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

Under the terms of the GSK Agreement, we received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, we were initially eligible to receive a total of up to approximately $100 million in license, research, clinical development and commercialization milestone payments under the GSK agreement, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not designating a development candidate during the collaboration term, we are no longer eligible to receive any additional license, research, clinical development and commercialization milestone payments, or any royalty payments, pursuant to the GSK Agreement.

Collaborative Alliances

Our current alliances include collaborations with AbbVie Inc. (“AbbVie”) and BMS. In addition to our current alliances, we may seek to enter into additional collaborative alliances to support development and commercialization of our TLR agonists and antagonists.

Collaboration with AbbVie

Effective August 27, 2019, we entered into a clinical trial collaboration and supply agreement with AbbVie, a global, research-based biopharmaceutical company, to conduct a clinical study to evaluate the efficacy and safety of combinations of an OX40 agonist (ABBV-368), tilsotolimod, nab-paclitaxel and/or an anti-programmed cell death 1 (PD-1) antagonist (ABBV-181), which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we will provide a clinical trial supply of tilsotolimod to AbbVie and AbbVie will sponsor, fund and conduct the study entitled “A Phase 1b, Multicenter, Open-Label Study to Determine the Safety, Tolerability, Pharmacokinetics, and Preliminary Efficacy of ABBV-368 plus Tilsotolimod and Other Therapy Combinations in Subjects with Recurrent/Metastatic Head and Neck Squamous Cell Carcinoma” (the, “AbbVie Study”). We have agreed to manufacture and supply tilsotolimod at its cost and for no charge to AbbVie, for use in the AbbVie Study.

Collaboration with Bristol-Meyers Squibb

Effective May 18, 2018, we entered into a clinical trial collaboration and supply agreement with BMS (the “May 2018 BMS Agreement”) to clinically evaluate the combination of tilsotolimod with BMS’s therapy YERVOY® (ipilimumab). Under the May 2018 BMS Agreement, we will sponsor, fund and conduct our ongoing global, open-label, multicenter Phase 3 clinical trial of tilsotolimod in combination with YERVOY® entitled “A Randomized Phase 3 Comparison of IMO-2125 with Ipilimumab versus Ipilimumab Alone in Patients with Anti-PD-1 Refractory Melanoma” in accordance with an agreed-upon protocol, which we refer to as ILLUMINATE-301.  Under the May 2018 BMS Agreement, BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use YERVOY® in ILLUMINATE-301 and has agreed to manufacture and supply YERVOY®, at its cost and for no charge to us, for use in ILLUMINATE-301.

Effective March 11, 2019, we entered into a second clinical trial collaboration and supply agreement with BMS (the “March 2019 BMS Agreement”) to clinically evaluate the combination of tilsotolimod with BMS’s therapy YERVOY® (ipilimumab) and OPDIVO® (nivolumab). Under the March 2019 BMS Agreement, we will sponsor, fund and conduct a Phase 2, open-label, global, multicenter, multicohort study of intratumoral tilsotolimod in combination with YERVOY® and OPDIVO® entitled “Study of Tilsotolimod in Combination with Nivolumab and Ipilimumab For the Treatment of Solid Tumors” in accordance with an agreed-upon protocol, which we refer to as ILLUMINATE-206.  Under the March 2019 BMS Agreement, BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use YERVOY® and OPDIVO® in ILLUMINATE-206 and has agreed to manufacture and supply YERVOY® and OPDIVO®, at its cost and for no charge to us, for use in ILLUMINATE-206.

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

Research and Development Expenses

We are committed to redefining the treatment of certain cancers and rare diseases and have historically dedicated a significant portion of our resources to our efforts on the discovery and development of our drug candidates.  For the years ended December 31, 2019, 2018 and 2017, we spent approximately $34.9 million, $41.8 million, and $50.7 million, respectively, on research and development activities. We plan to continue to invest in research and development, primarily with respect to our clinical trials of tilsotolimod. Accordingly, we anticipate a significant portion of our operating expenses will continue to be related to clinical development in 2020 and beyond.

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

As of February 15, 2020, we owned approximately 53 U.S. patents and patent applications and about 184 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and tilsotolimod (IMO-2125), as well as other compounds. These patents and patent applications (if granted) expire at various dates ranging from 2020 to 2037. With respect to IMO-8400, we have six issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use, the latest of which expires in 2031. With respect to IMO-9200, we have nine issued U.S. patents that cover the chemical composition for IMO-9200 and methods of its use, the latest of which expires in 2034. With respect to tilsotolimod, we have an issued U.S. patent that covers the chemical composition of matter of tilsotolimod that will expire in 2024 and additional patents that cover methods of its use, the latest of which will expire in 2037. We have pending applications in the United States and outside of the United States that cover methods of treatment or use of tilsotolimod, which, if granted, will expire between 2035 and 2039.

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

Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others or to determine the appropriate term for an issued patent. In addition, the United States Patent and Trademark Office (“USPTO”) may declare interference proceedings to determine the priority of inventions with respect to our patent applications or reexamination or reissue proceedings to determine if the scope of a patent should be narrowed. Litigation or any of these other proceedings could result in substantial costs to and diversion of effort by us, even if the eventual outcome is favorable to us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our drug candidates. We currently rely and expect to continue to rely on other companies for the manufacture of our drug candidates for preclinical and clinical development. We source our bulk drug manufacturing requirements from a limited number of contract manufacturers through the issuance of work orders on an as-needed basis. We currently do not have any long-term supply contracts. We depend and will continue to depend on our contract manufacturers to manufacture our drug candidates in accordance with current Good Manufacturing Practices (“cGMP”) regulations for use in clinical trials. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, if and when our drug candidates are approved. Contract manufacturers are subject to extensive governmental regulation.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We are currently developing tilsotolimod (IMO-2125), our TLR agonist drug candidate, for the treatment by intratumoral injection of multiple oncology indications in combination with checkpoint inhibitors. There are many other companies, both public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate, tilsotolimod, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

We are aware of other companies developing TLR agonists as well as other mechanisms of action that are focused on stimulating the immune response. These companies include, but are not limited to, Aduro Biotech, Inc., BioLineRx Ltd., Checkmate Pharmaceuticals, Inc., Dynavax Technologies Corporation, Exicure, Inc., Gilead Sciences Inc., GlaxoSmithKline plc, Hoffmann-La Roche Ltd., Innate Immunotherapeutics Ltd., Mologen AG VentiRx Pharmaceuticals Inc., Nektar Therapeutics, and Telormedix S.A.. Additionally, we are aware of other companies developing non-TLR therapies in our patient populations including, but not limited to OncoSec Immunotherapies, Iovance Biotherapeutics, Lytix Biopharma and Takara Bio.

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

Risks related to our competitors and our competitive position are discussed in further detail in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and associated implementing regulations. The failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or the DOJ, or other governmental entities, including state agencies.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin in the United States;

•	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application (“NDA”);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) where applicable, and post-approval studies required by the FDA.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee (“DMC”). This group provides recommendations as to whether a trial should move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

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

The FDA has agreed to specified performance goals in the review process of NDAs. Under the agreement, 90% of applications seeking approval of New Molecular Entities (“NMEs”), are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application.  The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act (“FDASIA”). This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCA”), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity (“NCE”), is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an Abbreviated New Drug Application (“ANDA”), or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

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

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act (the “Cures Act”) into law.  The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs.  It authorizes increasing funding for FDA to spend on innovation projects.  The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.  The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research.  It also charges NIH with leading and coordinating expanded pediatric research.  Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

the federal transparency requirements under the Health Care Reform Law, known as the federal Physician Payments Sunshine Act,  require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (“CMS”) within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (the “PPACA”) which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to potential drug candidates are:

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

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” (“AMP”) for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

established the Independent Payment Advisory Board (“IPAB”) which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019. Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The Trump Administration has also taken executive actions to repeal or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

Information About Our Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information relating to our executive officers.

Employees

As of February 15, 2020, we employed 36 individuals, 22 of whom are engaged in research and development activities and six of whom hold a Ph.D., M.D., or equivalent degree. None of our employees are covered by a collective bargaining agreement, and we consider relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 1989 and our office headquarters is located at 505 Eagleview Boulevard, Suite 212, Exton, Pennsylvania 19341.

Information Available on the Internet

Our internet address is www.iderapharma.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an internet site at www.sec.gov containing reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

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

We had cash, cash equivalents and investments of approximately $42.8 million at December 31, 2019, inclusive of the $6.2 million contingently refundable option fee received in connection with the December 2019 Securities Purchase Agreement. We believe, based on our current operating plan, our existing cash, cash equivalents and investments on hand as of December 31, 2019, excluding the $6.2 million contingently refundable option fee and including interest income and cash received through February 2020 from the ATM Agreement and LPC Purchase Agreement, both of which are discussed below within Item 7 of this Annual Report on Form 10-K, will enable us to fund our operations into the first quarter of 2021. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

(i)	Complete and disclose results from:
a)	our Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab and pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204); and
b)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types (ILLUMINATE-101);
(ii)

continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301), including announcement of top-line ORR and other preliminary data;

(iii)

initiate and complete enrollment in the signal-finding stage of Part I of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206), pending results from the initial group of ten patients enrolled to evaluate safety;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

As of December 31, 2019, we had an accumulated deficit of $720.9 million. Since January 1, 2001, we have primarily been involved in the development of our TLR pipeline. From January 1, 2001 to December 31, 2019, we incurred losses of $460.7 million. We incurred losses of $260.2 million prior to December 31, 2000, during which time we were primarily involved in the development of earlier generation antisense technology. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

We have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. As of December 31, 2019, substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

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

We have invested a significant portion of our time and financial resources in the development of TLR-targeted clinical-stage drug candidates as part of our immuno-oncology and rare disease programs. In the future, we intend to continue to invest a significant portion of our time and financial resources in the development of our lead TLR-

targeted candidate, tilsotolimod, in our immuno-oncology program. For instance, we are conducting (i) a Phase 1/2 clinical trial of tilsotolimod, administered intratumorally, in combination with ipilimumab or pembrolizumab in patients with anti-PD1 refractory metastatic melanoma, (ii) a Phase 2 clinical trial of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC tumor types, (iii) a Phase 3 clinical trial of tilsotolimod, administered intratumorally, in combination with ipilimumab in patients with anti-PD1 refractory metastatic melanoma, and (iv) a Phase 1b trial of tilsotolimod, administered intratumorally, as a monotherapy in patients with refractory solid tumors.

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

 We are developing tilsotolimod in combination with other immuno-modulatory compounds and chemotherapeutic agents and our efforts may not be successful or result in any approved and marketable products.

Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) microsatellite stable colorectal cancer in combination with nivolumab and ipilimumab, and (iii) squamous cell carcinoma of the head and neck in combination with ABBV-368 and other therapy combinations. While we have evaluated the safety profile of tilsotolimod as a single agent via intratumoral injection in previous trials, and as marketed products the safety profiles of ipilimumab and nivolumab are each known, the safety profile of the combination of tilsotolimod with ipilimumab and/or nivolumab are still being evaluated. Further, we recently entered into the AbbVie Agreement under which AbbVie will conduct a clinical study to evaluate the efficacy and safety of combinations of an OX40 agonist (ABBV-368), tilsotolimod, nab-paclitaxel and/or an anti-programmed cell death 1 (PD-1) antagonist (ABBV-181).These factors may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us or AbbVie to suspend or terminate any clinical trials which are being conducted with tilsotolimod and other therapeutic agents.

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

Other companies developing drugs targeted to TLRs have experienced setbacks in clinical trials. These setbacks may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of our drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates.

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

We are currently developing tilsotolimod (IMO-2125), our TLR agonist drug candidate, for the treatment by intratumoral injection of multiple oncology indications in combination with checkpoint inhibitors. In the immune-oncology environment, there are many other companies, public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate and program, including TLR-targeted compounds as well as non-TLR-targeted therapeutics.

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

We are aware of other companies developing TLR agonists as well as other mechanisms of action that are focused on stimulating the immune response. These companies include, but are not limited to, Aduro Biotech, Inc., BioLineRx Ltd., Checkmate Pharmaceuticals, Inc., Dynavax Technologies Corporation, Exicure, Inc., Gilead Sciences Inc., GlaxoSmithKline plc, Hoffmann-La Roche Ltd., Innate Immunotherapeutics Ltd., Mologen AG VentiRx Pharmaceuticals Inc., Nektar Therapeutics, and Telormedix S.A. Additionally, we are aware of other companies developing non-TLR therapies in our patient populations including, but not limited to OncoSec Immunotherapies, Iovance Biotherapeutics, Lytix Biopharma and Takara Bio.

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

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial condition.

Our business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus (COVID-19) emerged in China and the virus has now spread to several other countries, including Europe and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. The continued spread of the coronavirus globally could materially and adversely impact our operations including without limitation, our clinical trial operations, regulatory approval and the timing thereof, the operations of our collaboration partners, travel, employee health and availability which may have a material and adverse impact on our business, financial condition and results of operations. For example, with respect to our ILLUMINATE-301 trial, the coronavirus outbreak could impact our ability to obtain results if trial participants are unable to travel to and from clinical sites for administration of the therapies and/or for scans or testing pursuant to the ILLUMINATE-301 trial protocol; deliver clinical trial supplies to clinical trial sites; conduct the trial if clinical trial sites close; and produce accurate results if the pandemic is found to impact trial endpoints.

In addition, a significant outbreak of coronavirus could result in widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could affect future revenue and operating results.

Risks Related to Human Capital Management

The loss of key personnel, especially our principal executive officer, could delay or prevent us from achieving our objectives.

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

Because we are a small biopharmaceutical-focused company with limited resources, we may be unable to attract and retain qualified personnel; the termination of relationships with key management, consulting and scientific personnel or the inability to recruit and retain additional personnel could prevent us from developing our technologies, conducting clinical trials and/or obtaining financing.

We are a small company and we rely heavily on third parties and outside consultants to conduct many important functions. As of December 31, 2019, we had 36 full-time employees. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. Also, because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly-qualified managerial, consulting and scientific personnel. If we are unable to retain the services of one or more of the principal members of senior management, consultants or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees and consultants from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. There is intense competition for qualified personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

Since our inception, we have conducted, or collaborated with others to conduct, clinical trials of a number of compounds and for a number of disease indications.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom (“U.K.”) voted in favor of leaving the European Union (“E.U.”), commonly referred to as Brexit. On March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and began to negotiate the terms of its withdrawal and outline the future relationship between the U.K. and E.U. upon exit, which occurred on January 31, 2020. Following the U.K.’s departure, there is now a transition period during which existing arrangements will remain in place until the end of 2020, allowing detailed discussions on the future relationship between the U.K. and the E.U. to take place.

The potential impact on our future results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains with respect to the future relationship between the U.K. and the E.U. The final outcome of the discussions during the transition period may impact certain business operations, such as forcing us to restrict or delay efforts to develop or seek regulatory approval in the U.K. and/or E.U., including the approval and supply of our drug candidates. Such delays in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the U.K. and/or the E.U. and restrict our ability to generate revenue in these jurisdictions which may impact our ability to achieve and sustain profitability which may significantly and materially harm our business.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	litigation involving patients taking our drug;
•	restrictions on such drugs, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a drug;
•	restrictions on drug distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;
•	withdrawal of the drugs from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of drugs;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of drugs;
•	drug seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

We may not be able to obtain or maintain orphan drug exclusivity for applications of our TLR drug candidates.

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

We may experience difficulties and delays in manufacturing certain of our drug candidates.

We may, in the future, experience difficulties and delays inherent in manufacturing our products, such as (i) failure by us or any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing; (ii) delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for our products; and (iii) other manufacturing or distribution problems including changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in types of products produced, or physical limitations that could impact continuous supply. In addition, we could experience difficulties or delays in manufacturing our products caused by natural disasters, such as hurricanes. Manufacturing difficulties can result in product shortages, leading to lost sales and reputational harm to us.

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

•

Privacy laws such as HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Historically, an important element of our business strategy has included entering into collaborative alliances with corporate collaborators, primarily large pharmaceutical companies, for the development, commercialization, marketing, and distribution of some of our drug candidates. Our current collaboration and/or license agreements, as more fully described within Item 1 of this Annual Report on Form 10-K, or any collaborations we may enter into in the future, may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following:

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

Given these risks, it is possible that any collaborative alliance into which we enter may not be successful. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, in March 2019, we mutually agreed to terminate the Vivelix Agreement. Additionally, in November 2019, the collaboration term of the GSK Agreement expired. The termination or expiration of our current collaboration agreements or any other collaboration agreement that we enter into in the future may adversely affect us financially and could harm our business reputation.

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

We may have difficulty establishing additional collaborative alliances, particularly with respect to our TLR-targeted drug candidates and technology. For example, potential collaborators may note that our prior TLR collaborations with Vivelix, Novartis and with Merck KGaA have been terminated. Potential collaborators may also be reluctant to establish collaborations with respect to tilsotolimod (IMO-2125) or IMO-9200, given our prior setbacks with respect to these drug candidates. We also face, and expect to continue to face, significant competition in seeking appropriate collaborators.

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

As of February 15, 2020, we owned approximately 53 U.S. patents and patent applications and approximately 184 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and tilsotolimod (IMO-2125), as well as other compounds. These patents and patent applications (if granted) expire at various dates ranging from 2020 to 2037. With respect to IMO-8400, we have six issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use, the latest of which will expire in 2031. With respect to IMO-9200, we have nine issued U.S. patents that cover the chemical composition for IMO-9200 and methods of its use, the latest of which will expire in 2034. With respect to tilsotolimod, we have an issued U.S. patent that covers the chemical composition of matter of tilsotolimod that expires in 2024 and additional patents covering methods of its use, the latest of which will expire in 2037. We have pending applications in the United States and outside of the United States that cover methods of treatment or use of tilsotolimod, which, if granted, will expire between 2035 and 2039.

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

Our intellectual property may be infringed by a third party.

Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time-consuming. Moreover, there is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor.

Additionally, we may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third‑party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that the we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

We currently rely upon third parties to produce material for nonclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties to produce materials that may be required for the commercial production of our drug candidates, if approved. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop drug candidates and commercialize any drug candidates on a timely and competitive basis. We currently do not have any long-term supply contracts.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. As of January 1, 2020, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA's cGMP and New Drug Application/biologics license application regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our products do not achieve an adequate level of acceptance, we may not generate product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

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

If we breach our agreements with third parties or if there is a dispute concerning any of our agreements with third parties, our business could be materially harmed.

Our agreements with third parties impose on us various obligations, as described throughout Item 1 of this Annual Report on Form 10-K. If we fail to comply with such obligations, or a counterparty to our agreements believes that we have failed to comply with such obligations, we may be sued and the costs of the resulting litigation could materially harm our business. Additionally, disputes may arise under these agreements, including with respect to the interpretation of such agreements and fee redeterminations or renegotiations thereof. These disputes may lead to litigation, termination of the agreement, or amendments that change our rights under the agreement, which could materially affect our financial position and materially harm our business.

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

As of February 15, 2020, Baker Bros. Advisors LP, and certain of its affiliated funds (collectively, “Baker Brothers”) held 4,608,786 shares of our common stock, warrants to purchase up to 2,708,812 shares of our common stock at an exercise price of $0.08 per share, warrants to purchase 2,368,400 shares of our common stock at an exercise price of $1.52 per share and 23,684 shares of our Series B1 preferred stock convertible into 2,368,400 shares of our common stock. As of February 15, 2020, Baker Brothers beneficially owned 15.1% of our outstanding common stock, which excludes all convertible securities as a result of certain beneficial ownership limitations. Under the terms of the warrants issued to Baker Brothers and the December 2019 Securities Purchase Agreement (as defined below) related to the securities issued in connection with the 2019 Private Placement, Baker Brothers is not permitted to convert or exercise any common stock equivalents to the extent that such conversion or exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days' prior written notice to us, provided that in no event is Baker Brothers permitted to convert or exercise such securities to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. The information in this paragraph is based on a Schedule 13G filed with the SEC on September 6, 2019 and information provided to us by Baker Brothers. On February 9, 2015, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed to file registration statements to register for resale the shares of our common stock, including shares issuable upon the exercise of the warrants, held by Baker Brothers. Additionally, on December 23, 2019, concurrently with the execution of the December 2019 Securities Purchase Agreement, we entered into a registration rights agreement with Baker Brothers, pursuant to which we agreed, following demand by Baker Brothers, to file with the SEC a registration statement on Form S-3 covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock or exercise of the Series B Warrants (defined below) (as applicable) as promptly as reasonably practicable following such demand, and in any event within 60 days of such demand.

As of February 15, 2020, entities affiliated with Pillar Invest Corporation (the “Pillar Investment Entities”) held 3,221,317 shares of our common stock, constituting 10.5% of our outstanding common stock, and beneficially owned 10.6% of our outstanding common stock. The information in this paragraph is based on a Schedule 13D/A filed with the SEC on July 25, 2019, a Form 3 filed with the SEC on August 5, 2019 and Form 4’s filed with the SEC on November 8, 2019 and February 26, 2020.

As of February 15, 2020, Castellina Ventures Ltd. (“Castellina”) held 2,137,638 shares of our common stock, constituting 7.0% of our outstanding common stock. The information in this paragraph is based on a Schedule 13G filed with the SEC on September 4, 2018.

If any of our significant security holders acted together, they could be able to exert substantial influence over our business. This concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and either of our significant securityholders on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Although there are contractual limitations on the beneficial ownership of Baker Brothers, if Baker Brothers were to exercise their warrants for common stock or convert their preferred stock, and/or choose to act together with any of our other significant security holders, they could be able to exert substantial influence over our business. This concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and either or all of our significant securityholders on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Furthermore in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, Baker Brothers would be entitled to receive, with respect to each share of common stock issuable upon conversion of preferred stock or exercise of warrants then held by them and without regard to the beneficial ownership limitations imposed on the conversion or exercise of such securities, the same amount and kind of securities, cash or property as they would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Because Baker Brothers would receive this sale consideration with respect to preferred stock and warrants not included in their reported beneficial ownership of our common stock, in the event of a sale of our company, they would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by their reported beneficial ownership of our common stock.

Our stock price has been and may in the future be extremely volatile. In addition, because our common stock has historically been traded at low volume levels, our investors' ability to trade our common stock may be limited. As a result, investors may lose all or a significant portion of their investment.

Our stock price has been and may in the future be volatile. During the period from January 1, 2019 to February 15, 2020, the closing sales price of our common stock ranged from a high of $4.19 per share to a low of $1.45 per share. The stock market has also experienced periods of significant price and volume fluctuations and the market prices  of biotechnology companies in particular have been highly volatile, often for reasons that have been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our cash resources;
•	timing and results of nonclinical studies and clinical trials of our drug candidates or those of our competitors;
•	the regulatory status of our drug candidates;
•	failure of any of our drug candidates, if approved, to achieve commercial success;
•	the success of competitive products or technologies;
•	regulatory developments in the United States and foreign countries;
•	our success in entering into collaborative agreements;
•	developments or disputes concerning patents or other proprietary rights;
•	the departure of key personnel;
•	our ability to maintain the listing of our common stock on The Nasdaq Capital Market (“Nasdaq”) or an alternative national securities exchange;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the terms of any financing consummated by us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts' reports or recommendations; and
•	general economic, industry, and market conditions.

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

If securities analysts do not publish research reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research reports that industry or financial analysts publish about the us and our business. If analysts downgrade us or other research analysts downgrade the industry in which we operate or the stock of any of our competitors, the price of our common stock may decline. Additionally, we currently only have six analysts covering our stock. We lack the potential benefit that coverage by other analysts may provide.

Our financial statements, including our balance sheets and statements of operations and comprehensive loss, are subject to quarterly changes related to the revaluation our warrant and future tranche right liabilities.

In accordance with ASC Topic 480, Liabilities-Distinguishing from Equity and/or ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, our outstanding Series B1 convertible preferred shares are accounted for as temporary equity and related warrants and future tranche rights issued in connection with our December 2019 Private Placement are accounted for as liabilities at fair value.  Accordingly, the associated warrant and future tranche right liabilities are re-measured at each reporting period with changes in fair value recorded in earnings. The process of determining the fair value of the warrants and future tranche rights requires complex models and the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. As a result, our financial statements and results of operations may fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. The liabilities and accounting line items associated with our warrant and future tranche right liabilities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.

We completed a private placement of our Series B1 preferred stock in December 2019 and are contingently obligated to sell shares of Series B2, Series B3 and Series B4 preferred stock and warrants to the extent Baker Brothers exercise its option to purchase these securities pursuant to the December 2019 Securities Purchase Agreement. If we are required to redeem shares of Series B1, Series B2, Series B3 or Series B4 preferred stock, or in the event the we do not receive required shareholder approval and the option fee we received pursuant to the December 2019 Securities Purchase Agreement is required to be returned to Baker Brothers, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.

Pursuant to the December 2019 Securities Purchase Agreement, we issued 23,684 shares of Series B1 preferred stock in connection with our December 2019 private placement and are contingently obligated to issue 98,685 shares of Series B2 preferred stock, 82,814 shares of Series B3 preferred stock and 82,418 shares of Series B4 preferred stock and accompanying warrants exercisable for either common stock or Series B1 preferred stock, to the extent Baker Brothers exercise its option to purchase these securities pursuant to the December 2019 Securities Purchase Agreement. We received a $6.2 million contingently refundable option fee pursuant to the December 2019 Securities representing $0.125 for each share of our common stock underlying (i) the Series B2 preferred stock and accompanying warrants, (ii) the Series B3 preferred stock and accompanying warrants and (iii) Series B4 preferred stock and accompanying warrants, issuable in the transaction. In the event we do not receive the required shareholder approval to increase our authorized shares of common stock in an amount sufficient to cover the conversion of Series B2, Series B3 and Series B4 preferred stock and warrants on or prior to December 31, 2020, the option fee shall be returned to Baker Brothers within five business days after such date. Although the Board recommends the stockholders support the proposal to increase the authorized shares, there can be no assurance that such approval will be obtained.

Further, subject to the terms of the Certificate of Designations, Preferences and Rights of Series B1 Convertible Preferred Stock, Series B2 Convertible Preferred Stock, Series B3 Convertible Preferred Stock and Series B4 Convertible Preferred Stock of the Company, on or after the five-year anniversary of the applicable initial issuance date of each such series of preferred stock, and to the extent that the holder’s redemption rights with regard to such series of preferred stock are not lost upon our achievement of certain criteria regarding our stock price and ILLUMINATE-301 on or before the two-year anniversary date of the applicable initial issuance date, some or all of our outstanding shares of such series of preferred stock may be redeemable at the option of the holder at a redemption price of $152.00 per share of Series B1 and Series B2 preferred stock and $182.00 per share of Series B3 and Series B4 preferred stock, upon delivery of an irrevocable written notice to us. If a holder of preferred stock requests redemption, we will be required to redeem such shares of preferred stock, subject to certain provisions regarding insufficient funds. We may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. For example, Delaware law provides that a redemption on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. To the extent a

Series B preferred stockholder exercises its redemption rights when it is eligible to do so, and if we do not have sufficient “surplus” under Delaware law at that time, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption at that time, our available cash will be negatively impacted and our ability to use the net proceeds from this offering could be substantially limited. In addition, such reduction in our available cash could decrease the trading price of our common stock.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, including the issuance of our securities pursuant to the December 2019 Securities Purchase Agreement, could depress the trading price of our common stock.

Under the terms of the December 2019 Securities Purchase Agreement, the private placement transaction consists of four separate tranches. In the first tranche, we issued and sold 23,684 shares of Series B1 preferred stock, at a purchase price of $152 per share and a conversion price of $1.52 per share, and related warrants to purchase up to 2,368,400 shares of common stock (or, if the holder elects to exercise the warrants for shares of Series B1 preferred stock, 23,684 shares of Series B1 preferred stock), at an exercise price of $1.52 per share (or, if the holder elects to exercise the warrants for shares of Series B1 Preferred Stock, $152 per Series B1 preferred share).  In addition, we agreed to issue and sell the following securities in future tranches: (i) tranche 2 consists of 98,685 shares of Series B2 preferred stock, at a purchase price of $152 per share and a conversion price of $1.52 per share, and related warrants to purchase up to 9,868,500 shares of common stock (or, if the holder elects to exercise the warrants for shares of Series B1 preferred stock, 98,685 shares of Series B1 preferred stock), at an exercise price of $1.52 per share (or, if the holder elects to exercise the warrants for Series B1 preferred stock, $152 per Series B1 preferred share); (ii) tranche 3 consists of 82,418 shares of Series B3 preferred stock, at a purchase price of $182 per share and a conversion price of $1.82 per share, and related warrants to purchase up to 6,593,440 shares of common stock (or, if the holder elects to exercise the warrants for shares of Series B1 preferred stock, 65,934 shares of Series B1 preferred stock), at an exercise price of $1.82 per share (or, if the holder elects to exercise the warrants for Series B1 preferred stock, $182 per Series B1 preferred share); and (iii) tranche 4 consists of 82,418 shares of Series B4 preferred stock, at a purchase price of $182 per share and a conversion price of $1.82 per share, and related warrants to purchase up to 6,593,440 shares of common stock (or, if the holder elects to exercise the warrants for shares of Series B1 preferred stock, 65,934 shares of Series B1 preferred stock), at an exercise price of $1.82 per share (or, if the holder elects to exercise the warrants for Series B1 preferred stock, $182 per Series B1 preferred share), for additional gross proceeds of up to $87.6 million, each tranche to occur at such investors’ discretion. However, if at any time following the closing date of tranche 3 our common stock has achieved a closing price on the Nasdaq Capital Market of at least $7.60 for twenty (20) days out of any thirty (30) consecutive day period, we may elect to terminate Baker Brothers’ right to purchase shares in tranche 4 that were not issued and sold prior to such date.

In addition, we may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If (i) we issue shares of common stock pursuant to the conversion or exercise of the securities issuable under the December 2019 Securities Purchase Agreement, (ii) we issue additional shares of our common stock or rights to acquire shares of our common stock in other future transactions, (iii) any of our existing stockholders sells a substantial amount of our common stock, or (iv) the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Certain investors in the December 2019 private placement will have the ability to control or significantly influence certain business decisions.

Pursuant to the terms of the December 2019 Securities Purchase Agreement, subject to certain conditions, Baker Brothers have consent rights over certain significant matters of the Company’s business. These include decisions to (i) issue or authorize equity securities that rank equal or senior to the Series B1, Series B2, Series B3 and Series B4 preferred stock with respect to liquidation preference, (ii) incur any indebtedness in excess of $1,000,000 , in the aggregate, outside the ordinary course of business (other than the refinancing of the Company’s existing term debt), (iii) sell, transfer or otherwise dispose of tilsotolimod (such approval not to be reasonably withheld), (iv) license tilsotolimod in the United States or the European Union (in each case such approval not to be unreasonably withheld), or (v) pay any dividends. As a result, Baker Brothers will have significant influence over certain matters affecting our business.

Because we do not intend to pay dividends on our common stock, investor returns will be limited to any increase in the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Additionally, the December 2019 Securities Purchase Agreement, more fully described below, contains negative covenants which restricts our ability to pay dividends on our equity securities. Any return to stockholders will therefore be limited to the appreciation of their stock, if any.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 11,000 square feet of office space located in Exton, Pennsylvania. The lease was to expire on May 31, 2020, subject to a five-year renewal option.  In December 2019, we elected to exercise the five-year renewal option which extended the lease through May 31, 2025.  We may terminate the lease at any point as long as we remain a member of the landlord’s group and require a space with more square footage.  We have specified rights to sublease this facility.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “IDRA” on the Nasdaq.

Holders of Record

As of February 15, 2020, we had approximately 57 common stockholders of record registered on our books, excluding shares held through banks and brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. In addition, the December 2019 Securities Purchase Agreement, more fully described below, contains negative covenants which restricts our ability to pay dividends on our equity securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding total shares subject to outstanding stock options, warrants and rights and total additional shares available for issuance under our existing equity incentive and employee stock purchase plans. In addition, from time to time, we grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	4,020,292	$11.67	2,622,581
Equity compensation plans not approved by stockholders (2)	393,750	$26.76	—
Total	4,414,042	$13.08	2,622,581

(1)

Consists of our: 2008 Stock Incentive Plan; 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan. Amounts in column (a) include stock options and unvested restricted stock units outstanding. Shares are available for future issuance only under our 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.

(2)

Consists of stock options issued as inducement grants as of December 31, 2019. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the year ended December 31, 2019.

December 2019 Private Placement

On December 23, 2019, we filed a current report on Form 8-K reporting a private placement transaction pursuant to a Securities Purchase Agreement, dated as of December 23, 2019, by and between us and certain institutional  investors (the “December 2019 Securities Purchase Agreement”).  For additional information regarding the transaction, see Note 7 to the financial statements included in this report.

Concurrent with the private placement, we amended outstanding warrants initially issued on May 7, 2013, September 30, 2013 and February 10, 2014 to remove expiration date.  Following the amendment, these warrants will not expire.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2019.

Item 6.Selected Financial Data.

The following selected financial data are derived from our financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$1,448	$662	$902	$16,199	$249
Operating expenses:
Research and development	34,853	41,841	50,653	39,824	33,699
General and administrative	12,481	15,420	15,588	15,132	15,396
Merger-related costs, net	—	1,245	1,128	—	—
Restructuring costs	181	3,112	—	—	—
Total operating expenses	47,515	61,618	67,369	54,956	49,095
Loss from operations	(46,067)	(60,956)	(66,467)	(38,757)	(48,846)
Other income (expense):
Interest income	1,150	1,089	574	415	357
Interest expense	—	(11)	(50)	(80)	(105)
Warrant revaluation expense	(598)	—	—	—	—
Future tranche right revaluation expense	(10,964)	—	—	—	—
Foreign currency exchange (loss) gain	(36)	(3)	(41)	33	39
Net loss	$(56,515)	$(59,881)	$(65,984)	$(38,389)	$(48,555)
Deemed dividend related to December 2019 Private Placement (1)	(28,043)	—	—	—	—
Net loss applicable to common stockholders	$(84,558)	$(59,881)	$(65,984)	$(38,389)	$(48,555)

Net loss per share applicable to common stockholders - basic and diluted	$(2.96)	$(2.25)	$(3.35)	$(2.41)	$(0.42)
Weighted-average number of common shares used in computing net loss per common share applicable to common stockholders - basic and diluted (2)	28,545	26,601	19,675	15,950	14,387

Comprehensive loss:
Net loss	(56,515)	(59,881)	(65,984)	(38,389)	(48,555)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	—	—	17	117	(117)
Total other comprehensive income (loss)	—	—	17	117	(117)
Comprehensive loss	$(56,515)	$(59,881)	$(65,967)	$(38,272)	$(48,672)

Balance Sheet Data:
Cash, cash equivalents and investments	$42,793	$71,431	$112,629	$109,014	$87,157
Working capital	(8,249)	63,789	106,512	101,691	56,427
Total assets	47,489	73,023	118,417	113,231	92,276
Note payable	—	—	209	501	762
Accumulated deficit	(720,890)	(664,375)	(604,494)	(538,470)	(500,081)
Total stockholders’ equity (deficit)	(11,168)	63,994	107,695	103,349	83,582

(1)	See Note 7 to the financial statements appearing elsewhere in this Form 10-K.
(2)	Computed on the basis described in Note 17 to the financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. We are currently developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by BMS, in a Phase 3 trial. We are also evaluating intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a Phase 2 trial.

Termination of Merger Agreement

On January 21, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BioCryst Pharmaceuticals, Inc. (“BioCryst”). The board of directors of each of Idera and BioCryst unanimously approved the Merger Agreement and the transactions contemplated thereby and the required regulatory approvals were received. However, the proposed merger was subject to approval by the stockholders of Idera and BioCryst, and satisfaction of other customary closing conditions, as specified in the Merger Agreement. At a special meeting of BioCryst stockholders held on July 10, 2018, BioCryst’s stockholders voted against the adoption of the Merger Agreement. Following such vote and in accordance with the terms of the Merger Agreement, BioCryst terminated the Merger Agreement on July 10, 2018. In accordance with the Merger Agreement, BioCryst paid us a fixed expense reimbursement amount of $6 million in connection with the termination of the Merger Agreement.

Corporate Consolidation and Wind-down of Discovery Operations

In July 2018, following an analysis of our gene-silencing technology platform and our research portfolio, we  suspended our rare disease and discovery programs, including our nucleic acid chemistry research program, as part of our overall strategy to focus on the development and commercialization of tilsotolimod. In connection with this focused strategy, we closed our operating facility in Cambridge, Massachusetts and consolidated our operations to our Exton, Pennsylvania location. We also eliminated a total of 18 employee positions, primarily in the area of discovery, representing approximately 40% of our employee base.

For further details on our clinical development programs, collaborative alliances and other information about our business that impacts our financial condition and results of operations, see Item 1. Business.

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

Research and Development Prepayments, Accruals and Related Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid expenses for research and development activities performed by third parties, including Clinical Research Organizations (“CROs”) and clinical investigators. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon achievement of milestones and the expense is recorded as services are rendered. We determine the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with clinical trial centers and CROs and the agreed upon fee to be paid for such services. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Clinical trial site costs related to patient enrollments are recorded as patients are entered into the trial.

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

Warrant and Future Tranche Right Liabilities and Related Revaluation Income (Expense)

We entered into the December 2019 Securities Purchase Agreement, as more fully described in Note 7 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, pursuant to which we issued shares of convertible preferred stock with detachable warrants. Additionally, the December 2019 Securities Purchase Agreement contains call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable), which we refer to as future tranche rights.

We determined that these warrants and future tranche rights represent freestanding financial instruments and account for both the warrants and future tranche rights as liabilities, which requires the measurement of the fair value of the liability at the time of issuance and recording changes as a charge to current earnings at each reporting period, which is included in Warrant Liability Revaluation Expense and/or Future Tranche Right Liability Revaluation Expense in the Company’s statements of operations and comprehensive loss.

Warrant Liability.  We use an option pricing model to value our liability-classified warrants. Inherent in the valuation model are assumptions related to volatility, risk-free interest rate, expected term, dividend rate, and other scenarios (i.e. probability of complex features of the warrants being triggered). Due to the nature of and inputs in the model used to assess the fair value of the warrants, it is not abnormal to experience significant fluctuations during each remeasurement period.

Future Tranche Right Liability.  We use both a binomial lattice model and a Monte Carlo simulation to value the future tranche rights. We selected these models as we believe they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the future tranche rights. Such assumptions include, among other inputs, stock price volatility, risk-free rates, redemption and early exercise assumptions, cancellation and conversion assumptions, and the potential for future adjustment of the conversion price due to a future dilutive financing. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period.

Results of Operations

Years ended December 31, 2019, 2018 and 2017

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

Alliance revenue for the years ended December 31, 2019, 2018 and 2017 was comprised of the following:

	Year Ended December 31,
	(in thousands)			% Change
($ in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Out-license arrangement	$1,447	$—	$—	100%	0%	(1)
GSK collaboration	—	517	863	-100%	-40%	(2)
Vivelix collaboration	—	56	14	-100%	300%	(3)
Other	1	89	25	-99%	256%	(4)
Total Alliance revenue	$1,448	$662	$902	119%	-27%

(1)	Alliance revenue for the year ended December 31, 2019 totaled $1.4 million and primarily related to the out-licensing of certain non-core technology to Licensee during the second quarter of 2019.

(2)

GSK collaboration revenues for each of the years ended December 31, 2018 and 2017 primarily relate to the recognition of a $2.5 million upfront payment received in connection with the execution of the GSK Agreement in November 2015, which was initially recorded as deferred revenue.  We recognized this deferred revenue as revenue on a straight-line basis over the anticipated performance period under the GSK Agreement. The decrease in GSK collaboration revenues during 2018, as compared to 2017, was primarily due to a change that we made during the second quarter of 2017 with respect to our anticipated performance period under our collaboration with GSK from the original estimate of 27 months to an updated estimate of 36 months, which we accounted for on a prospective basis. Such performance period concluded in the fourth quarter of 2018. Accordingly, no such revenues were recognized during 2019. See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with GSK and Note 10 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

(3)

Vivelix collaboration revenues for each of the years ended December 31, 2018 and 2017 reflect the reimbursement for certain research activities we performed under the Vivelix Agreement, which was terminated on March 4, 2019.  No such services were performed during 2019. See Part I, Item 1, "Business —Collaborative Alliances" of this Form 10-K for additional details regarding our collaboration with Vivelix and Note 10 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for information on the related accounting treatment.

(4)

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Year Ended December 31,
	(in thousands)			% Change
($ in thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
IMO-2125 external development expense	$25,494	$23,388	$10,930	9%	114%	(1)
IMO-8400 external development expense	45	2,647	8,484	-98%	-69%	(2)
Other drug development expense	9,314	10,732	16,682	-13%	-36%	(3)
Basic discovery expense	—	5,074	8,980	-100%	-43%	(4)
Severance and option modification expense	—	—	5,577	0%	-100%	(5)
Total research and development expenses	$34,853	$41,841	$50,653	-17%	-17%

(1)

IMO-2125 External Development Expenses.    These expenses include external expenses that we have incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through December 31, 2019 we incurred approximately $65.2 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of the ongoing Phase 1/2 clinical trial to assess the safety and efficacy of tilsotolimod in combination with ipilimumab and with pembrolizumab in patients with metastatic melanoma (ILLUMINATE-204), the preparation and conduct of our ongoing Phase 1b clinical trial of tilsotolimod monotherapy in patients with refractory solid tumors (ILLUMINATE-101), the preparation for, initiation and conduct of our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab in patients with metastatic melanoma (ILLUMINATE-301), the preparation for our Phase 2 clinical trial of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of solid tumor (ILLUMINATE-206), and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The increases in our IMO-2125 external development expenses in 2019 as compared to 2018 was primarily due to increases in costs incurred with contract research organizations to support our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018, and ILLUMINATE-206, which we initiated in the second quarter of 2019.  The increase was partially offset by decreased expenses related to ILLUMINATE-101 and ILLUMINATE-204 trials.

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

Going forward, we expect ongoing IMO-2125 external development expenses to be significant as our focus in 2020 continues to be on the clinical development of tilsotolimod (IMO-2125).  See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)

IMO-8400 External Development Expenses.    These expenses include external expenses that we have incurred in connection with IMO-8400 since October 2012, when we commenced clinical development of IMO-8400. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development but exclude internal costs such as payroll and overhead expenses. Since October 2012, we incurred approximately $45.4 million in IMO-8400 external development expenses through December 31, 2019, including costs associated with our Phase 1 clinical trial in healthy subjects; our Phase 2 clinical trial in patients with psoriasis, our Phase 1/2 clinical trial in patients with Waldenström’s macroglobulinemia and our Phase 1/2 clinical trial in patients with diffuse large B-cell lymphoma (“DLBCL”) harboring the MYD88 L265P oncogenic mutation, which we discontinued in September 2016; our Phase 2 clinical trial in patients with dermatomyositis, which we determined in July 2018 to discontinue upon completion of final close-out activities; the manufacture of drug substance for use in our clinical trials; and expenses associated with our collaboration with Abbott Molecular for the development of a companion diagnostic for identification of patients with DLBCL harboring the MYD88 L265P oncogenic mutation. In July 2018, we terminated further development of IMO-8400.  As a result, we expect IMO-8400 external development expenses to be insignificant in future periods.

The decrease in our IMO-8400 external development expenses in 2019 as compared to 2018 was due to the decision to discontinue all development of IMO-8400 in July 2018.

The decrease in our IMO-8400 external development expenses in 2018, as compared to 2017, was primarily due to costs incurred during the 2017 period on clinical development of IMO-8400 for B-cell lymphomas, including our trials in Waldenström’s macroglobulinemia and DLBCL harboring the MYD88 L265P oncogenic mutation, which we did not incur in 2018 as a result of our decision in September 2016 to discontinue development of IMO-8400 for treatment of B-cell lymphomas and focus on the development of IMO-8400 for the treatment of dermatomyositis, which was subsequently discontinued in July 2018.

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

The decrease in other drug development expenses in 2019, as compared to 2018, was primarily due to a decrease in internal employee and facility overhead related costs, as we suspended preclinical research activities in July 2018 and focused on the development of our clinical drug candidates.

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

(4)

Basic Discovery Expenses.    These expenses include our internal and external expenses relating to our discovery efforts with respect to our TLR-targeted programs, including agonists and antagonists of TLR3, TLR7, TLR8 and TLR9, and our nucleic acid chemistry research programs. These expenses reflect charges for laboratory supplies, external research, and professional fees, as well as payroll and overhead expenses. In July 2018, we suspended all internal discovery programs.  As a result, there were no basic discovery expenses in 2019.

The decrease in basic discovery expenses in 2018, as compared to 2017, was primarily due to decreases in employee-related costs, lab supplies and facility overhead expenses as a result of our restructuring initiatives, including the suspension of all internal discovery programs and closing of our Cambridge, Massachusetts facility.

(5)

Severance and Option Modification Expenses. The expenses incurred during 2017 relate to charges for severance benefits provided pursuant to a separation agreement entered into in April 2017 in connection with the resignation of our former President of Research, effective May 31, 2017. Of the $5.6 million incurred, $1.3 million relates to severance pay in the form of salary continuation payments which was paid over a two-year period through May 31, 2019 and a pro-rated 2017 bonus payment, and $4.3 million relates to non-cash stock-based compensation expense resulting from modifications to previously issued stock option awards. No such expenses were incurred in 2018 or 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the years ended December 31, 2019, 2018 and 2017, general and administrative expenses totaled $12.5 million, $15.4 million, and $15.6 million, respectively.

General and administrative expenses decreased by approximately $2.9 million, or 19.1%, in 2019, as compared to 2018.  The decreases were primarily due to lower facility-related costs as a result of cost savings realized in connection with the closing of our Cambridge, Massachusetts facility post-restructuring in July 2018 and lower investor relations costs.

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

Restructuring costs for the years ended December 31, 2019 and 2018 totaled $0.2 million and $3.1 million, respectively, and resulted from our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during 2017.

Interest Income

Interest income for the years ended December 31, 2019, 2018 and 2017 totaled $1.2 million, $1.1 million, and $0.6 million, respectively. The year-over-year increases were primarily due to an increase in average investment balances, including money market funds classified as cash equivalents as a result of our decision to invest more cash in interest earning money market accounts in 2018.

Amounts may fluctuate from period to period due to changes in average investment balances, including money market funds classified as cash equivalents, and composition of investments.

Interest Expense

Interest expense for each of the years ended December 31, 2018 and 2017 totaled less than $0.1 million and related to interest incurred on the outstanding balance of our note payable, which was paid off in June 2018.  Accordingly, no such costs were incurred during 2019.

Warrant Revaluation Expense

During the year ended December 31, 2019, we recorded non-cash expense of approximately $0.6 million for warrant revaluation charges associated with the revaluation of our liability-classified warrants subsequent to their December 2019 issuance in connection with the 2019 Private Placement. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Warrant revaluation expense for 2019 was driven primarily by an increase in our stock price. No such expense was incurred during 2018 or 2017.

Future Tranche Right Revaluation Expense

During the year ended December 31, 2019, we recorded non-cash future tranche right revaluation expense of approximately $11.0 million related to the change in fair value of the future tranche right liability (right to purchase preferred stock and warrants to an investor at future dates) subsequent to their December 2019 issuance in connection with the 2019 Private Placement. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining estimated lives of the future tranche rights. Future tranche right revaluation expense for 2019 was driven primarily by an increase in our stock price. No such expense was incurred during 2018 or 2017.

Net Loss and Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, our net loss was $56.5 million, $59.9 million, and $66.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, net loss attributable to common stockholders was $84.6 million, a difference of $28.0 million compared to net loss for the same period due to a deemed dividend related to the excess fair value provided to Baker Brothers in connection with the December 2019 Private Placement. See Note 7 for additional details. For the years ended December 31, 2018 and 2017, net loss was the same as net loss attributable to common stockholders.

Net Operating Loss Carryforwards

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other things, the TCJA permanently lowered the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of changes in ownership as defined by Section 382 of the Internal Revenue Code.

We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2019, have resulted in ownership changes that will significantly limit our ability to utilize our net operating loss and tax credit carryforwards. In December 2017, we completed a study which determined that ownership changes had occurred. The federal and state net operating loss and tax credit carryforwards and related deferred tax assets discussed below and included in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the limitations that resulted from this study. The Company continues to monitor equity activity and potential ownership changes.

As of December 31, 2019, we had cumulative federal and state NOLs of approximately $295.8 million and $290.2 million available to reduce federal and state taxable income, respectively. As a result of TCJA, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $295.8 million of federal NOLs, $98.4 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. We file state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $290.2 million of state NOLs expire through 2039, with the first year of expiration being 2032 for $21.0 million of Massachusetts NOLs. In addition, at December 31, 2019, we had cumulative federal and state tax credit carryforwards of $21.6 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2039 and 2034, respectively, for federal and state purposes.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of December 31, 2019, we had an accumulated deficit of $720.9 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our selling, general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017. Under this registration statement, we may sell, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of February 15, 2020, we may sell up to an additional $107.5 million of securities under this registration statement, which has been reduced for the full contractual amounts provided for under our Common Stock Purchase Agreement with Lincoln Park Capital Fund LLC (the “LPC Purchase Agreement”) and our "At-The-Market" Equity Program pursuant to a Equity Distribution Agreement with JMP Securities LLC (the “ATM Agreement”), both of which are more fully described in Note 8 of the notes to our financial statements included in this Annual Report on Form 10-K.

In addition to the potential funding under the LPC Purchase Agreement and ATM Agreement, the December 2019 Securities Purchase Agreement, more fully described in Note 7 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, provides for up to $97.7 million aggregate gross proceeds at the sole discretion of the Baker Brothers, of which $10.1 million was received in December 2019. Assuming Baker Brothers exercises their rights under the agreement and no other forms of external funding, we expect the proceeds could fund operations beyond an NDA filing for tilsotolimod.

See Notes 7 and 8 to the financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding our recent equity financings and common stock warrant activity.

Funding Requirements

We had cash, cash equivalents and investments of approximately $42.8 million at December 31, 2019, inclusive of the $6.2 million contingently refundable option fee received in connection with the December 2019 Securities Purchase Agreement. We believe based on our current operating plan, our existing cash, cash equivalents and investments on hand as of December 31, 2019, excluding the $6.2 million contingently refundable option fee and including interest income and cash received through February 2020 from the ATM Agreement and LPC Purchase Agreement,  will enable us to fund our operations into the first quarter of 2021. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

(i)	Complete and disclose results from:
a)	our Phase 1/2 clinical trial of tilsotolimod in combination with ipilimumab and pembrolizumab in anti-PD1 refractory melanoma (ILLUMINATE-204); and
b)	the Phase 1b monotherapy clinical trial of tilsotolimod in multiple refractory tumor types (ILLUMINATE-101);
(ii)

continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301), including announcement of top-line ORR and other preliminary data;

(iii)

initiate and complete enrollment in the signal-finding stage of Part I of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206), pending results from the initial group of ten patients enrolled to evaluate safety;

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. Additionally, Baker Brothers may not exercise their right to purchase convertible preferred stock or exercise warrants in connection with the December 2019 Securities Purchase Agreement and, while the Board recommends the stockholders support the proposal to increase the authorized shares, in the event we do not receive the required shareholder approval provided for in the December 2019 Purchase Agreement, the $6.2 million option fee we received is required to be returned to Baker Brothers. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(44,498)	$(51,916)	$(55,259)
Investing activities	(2,402)	215	28,064
Financing activities	15,488	10,192	59,157
Increase (decrease) in cash, cash equivalents and restricted cash	$(31,412)	$(41,509)	$31,962

Operating Activities.  The net cash used in operating activities for all periods presented consists primarily of our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the year ended December 31, 2019, as compared to 2018, was primarily due to decreases in cash outflows related to our prior discovery and other development programs, lower costs resulting from the closure of our Cambridge, Massachusetts office, and no 2019 merger-related costs, partially offset by increased cash outflows related to our current IMO-2125 development program. The decrease in cash used in operating activities for the year ended December 31, 2018, as compared to 2017, was primarily due to decreases in cash outflows related to our discovery and development programs, including payments to contract research organizations, partially offset by merger-related costs.

Investing Activities.  Cash provided by investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

•	for the year ended December 31, 2019, proceeds from the maturity of available-for-sale securities of $42.1 million was fully offset by the purchase of $44.5 million of available-for-sale securities;

•	for the year ended December 31, 2018, proceeds of $0.3 million from the sale of property and equipment, partially offset by purchases of less than $0.1 million of property and equipment; and
•	for the year ended December 31, 2017, proceeds from the maturity of available-for-sale securities of $28.3 million, partially offset by the purchase of $0.2 million of property and equipment.

Financing Activities.  Cash provided by financing activities primarily consisted of the following amounts raised in connection with the following transactions:

•

for the year ended December 31, 2019, $15.4 million in aggregate net proceeds from financing arrangements consisting of $10.1 million received pursuant to the December 2019 Securities Purchase Agreement, $3.7 million received pursuant to the LPC Purchase Agreement and $1.6 million received under the ATM Agreement, plus an additional $0.1 million in proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan (“2017 ESPP”);

•

for the year ended December 31, 2018, $10.2 million in aggregate proceeds from the exercise of common stock options and warrants and $0.2 million in proceeds from employee stock purchases under our 2017 ESPP, partially offset by $0.2 million in payments made on our previously outstanding note payable; and

•

for the year ended December 31, 2017, net proceeds of $53.8 million from our follow-on underwritten public offering of our common stock in October 2017, excluding less than $0.1 million of costs that were unpaid at December 31, 2017, and $5.7 million in aggregate net proceeds from employee stock purchases under our 2017 ESPP and the exercise of common stock options and warrants.

Contractual Obligations

As of December 31, 2019, our contractual commitments and the effects such commitments are expected to have on our liquidity and cash flows in future periods were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$1,245	$217	$453	$475	$100
Total	$1,245	$217	$453	$475	$100

Our only material lease commitments relate to our facility in Exton, Pennsylvania, which expires on May 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the Notes to the Financial Statements in this Annual Report on Form 10-K.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2019, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At December 31, 2019, all of our invested funds were invested in money market funds classified in cash and cash equivalents on the accompanying balance sheet and commercial paper classified in short-term investments on the accompanying balance sheet.

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

Quarterly Operating Results (Unaudited)

The following table presents the unaudited statement of operations and comprehensive loss data for each of the eight quarters in the period ended December 31, 2019. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	Three months ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(In thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Alliance revenue	$—	$—	$1,448	$—	$99	$145	$163	$255
Operating expenses:
Research and development	8,368	8,359	10,024	8,102	8,929	8,860	10,664	13,388
General and administrative	3,420	3,023	2,895	3,143	3,571	3,984	4,216	3,649
Merger-related costs, net	—	—	—	—	—	(3,836)	1,583	3,498
Restructuring costs	—	5	45	131	95	3,017	—	—
Total operating expenses	11,788	11,387	12,964	11,376	12,595	12,025	16,463	20,535
Loss from operations	(11,788)	(11,387)	(11,516)	(11,376)	(12,496)	(11,880)	(16,300)	(20,280)
Other income (expense):
Interest income	158	249	339	404	330	277	271	211
Interest expense	—	—	—	—	—	—	(4)	(7)
Warrant revaluation expense	(598)	—	—	—	—	—	—	—
Future tranche right revaluation expense	(10,964)	—	—	—	—	—	—	—
Foreign currency exchange gain (loss)	(40)	5	1	(2)	16	(2)	2	(19)
Net loss	$(23,232)	$(11,133)	$(11,176)	$(10,974)	$(12,150)	$(11,605)	$(16,031)	$(20,095)
Deemed dividend related to December 2019 Private Placement (1)	(28,043)	—	—	—	—	—	—	—
Net loss applicable to common stockholders	$(51,275)	$(11,133)	$(11,176)	$(10,974)	$(12,150)	$(11,605)	$(16,031)	$(20,095)

Net loss per share applicable to common stockholders - basic and diluted	$(1.76)	$(0.39)	$(0.39)	$(0.40)	$(0.45)	$(0.43)	$(0.59)	$(0.81)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted (2)	29,177	28,847	28,461	27,676	27,183	27,175	27,133	24,880

Comprehensive loss:
Net loss	$(23,232)	$(11,133)	$(11,176)	$(10,974)	$(12,150)	$(11,605)	$(16,031)	$(20,095)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	(1)	—	2	—	—	—	—
Total other comprehensive income (loss)	(1)	(1)	—	2	—	—	—	—
Comprehensive loss	$(23,233)	$(11,134)	$(11,176)	$(10,972)	$(12,150)	$(11,605)	$(16,031)	$(20,095)

(1)	See Note 7 to the financial statements appearing elsewhere in this Form 10-K.
(2)	Computed on the basis described in Note 17 to the financial statements appearing elsewhere in this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report appears immediately below.

b)Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Idera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Idera Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Idera Pharmaceuticals, Inc. as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity  (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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
March 11, 2020

c)Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III.

Item 10.Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

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

Item 11.Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item  14.Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

PART IV.

Item 15.Exhibits and Financial Statement Schedules.

(a)      (1)    Financial Statements.

(2)

We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(b)The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(c)None.

Exhibit Index

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
1.1	Equity Distribution Agreement, dated November 26, 2018, by and between Idera Pharmaceuticals, Inc. and JMP Securities LLC	8-K	001-31918	1.1	November 26, 2018

2.1	Agreement and Plan of Merger, dated as January 21, 2018, by and among Idera Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc.	8-K	001-31918	2.1	January 22, 2018

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.	10-Q	001-31918	3.1	August 2, 2018

3.2	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.	10-K	001-31918	3.2	March 7, 2018

3.3	Certificate of Designations, Preferences and Rights of Series B1 Convertible Preferred Stock, Series B2 Convertible Preferred Stock, Series B3 Convertible Preferred Stock and Series B4 Convertible Preferred Stock of the Company	8-K	001-31918	3.1	December 23, 2019

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.	S-1	33-99024	4.1	December 8, 1995

4.2	Form of Warrant issued in May 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.5	May 15, 2013

4.3	Form of Warrant issued in September 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	September 26, 2013

4.4	Form of Warrant issued in February 2014 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	February 5, 2014

4.5	Registration Rights Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	10-K	001-31918	4.5	March 6, 2019

4.6	Form of Warrant issued in December 2019 to purchasers in Idera Pharmaceuticals, Inc. private placement transaction	8-K	001-31918	4.1	December 23, 2019

4.7	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998	10-K	000-27352	10.39	April 1, 2002

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
4.8	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein	8-K	001-31918	10.2	March 29, 2006

4.9	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein	8-K	001-31918	4.1	February 9, 2015

4.10	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among Idera Pharmaceuticals, Inc., 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.	8-K	001-31918	10.1	January 22, 2018

4.11*	Registration Rights Agreement, dated December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain investors named therein

4.12*	Voting Agreement, dated as of December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain investors named therein

4.13*	Warrant Amendment Agreement, dated as of December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain holders of warrants named therein

4.14*	Description of the Idera Pharmaceuticals, Inc. Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1†	2005 Stock Incentive Plan, as amended	10-Q	001-31918	10.4	August 14, 2006

10.2†	2008 Stock Incentive Plan, as amended	8-K	001-31918	99.2	June 17, 2011

10.3†	2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 13, 2014

10.4†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 11, 2015

10.5†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 9, 2017

10.6†	Amendment to 2013 Stock Incentive Plan, as amended	DEF14A	001-31918	Appendix A	April 25, 2019

10.7†	2017 Employee Stock Purchase Plan	8-K	001-31918	10.2	June 9, 2017

10.8†	Amendment to 2017 Employee Stock Purchase Plan	DEF14A	001-31918	Appendix C	April 25, 2019

10.9	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014	10-Q	001-31918	10.1	August 12, 2014

10.10†	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.2	June 10, 2008

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.11†	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.3	June 10, 2008

10.12†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.4	June 10, 2008

10.13†	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan	8-K	001-31918	10.5	June 10, 2008

10.14†	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.2	July 29, 2013

10.15†	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.3	July 29, 2013

10.16†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.4	July 29, 2013

10.17†	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement	10-Q	001-31918	10.1	November 6, 2015

10.18†	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	10-Q	001-31918	10.3	August 8, 2019

10.19†	Separation Agreement and Release of Claims dated April 18, 2017 between Idera Pharmaceuticals, Inc. and Sudhir Agrawal	10-Q	001-31918	10.1	August 7, 2017

10.20†	Scientific Advisor Agreement effective June 1, 2017 by and between Idera Pharmaceuticals, Inc. and Sudhir Agrawal	10-K	001-31918	10.30	March 7, 2018

10.21†	Consulting Services Agreement, dated October 31, 2018, by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III	8-K	001-31918	99.1	November 2, 2018

10.22†	Separation Agreement and Release, dated October 31, 2018, by and between Idera Pharmaceuticals, Inc. and Louis J. Arcudi, III	8-K	001-31918	99.2	November 2, 2018

10.23†	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano	10-K	001-31918	10.24	March 12, 2015

10.24†	Amendment to Employment Agreement, dated January 10, 2020, by and between the Company and Vincent J. Milano	8-K	001-31918	10.1	January 15, 2020

10.25†	Form of Vincent J. Milano Restricted Stock Unit Agreement	8-K	001-31918	10.2	January 15, 2020

10.26†	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher	10-Q	001-31918	10.1	May 11, 2015

10.27†	Employment Offer Letter, dated October 15, 2015, by and between Idera Pharmaceuticals, Inc. and John J. Kirby	10-K	001-31918	10.26	March 6, 2019

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.28†	Employment Letter, dated November 11, 2015 by and between Idera Pharmaceuticals, Inc. and Joanna Horobin	10-K	001-31918	10.35	March 7, 2018

10.29†	Employment Letter, dated February 2, 2017, by and between Idera Pharmaceuticals, Inc. and Jonathan Yingling	10-K	001-31918	10.36	March 7, 2018

10.30†	Amendment to Severance and Change of Control Agreement, dated January 27, 2020, by and between the Company and Dr. Jonathan Yingling	8-K	001-31918	10.1	January 27, 2020

10.31†	Employment Offer Letter, dated August 20, 2018, by and between Idera Pharmaceuticals, Inc. and Bryant D. Lim	10-Q	001-31918	10.1	November 6, 2018

10.32†	Employment Offer Letter, dated June 26, 2019, by and between Idera Pharmaceuticals, Inc. and Elizabeth Tarka	10-Q	001-31918	10.4	August 8, 2019

10.33†	Form of Director and Officer Indemnification Agreement	10-Q	001-31918	10.1	May 4, 2017

10.34†	Form of Executive Severance and Change of Control Agreement	10-Q	001-31918	10.2	May 4, 2017

10.35††	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.3	August 12, 2014

10.36††	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.	10-K	001-31918	10.56	March 15, 2017

10.37††	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated May 18, 2018	10-Q	001-31918	10.1	August 2, 2018

10.38††	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated March 11, 2019	10-Q	001-31918	10.1	May 2, 2019

10.39††	Clinical Trial Collaboration and Supply Agreement, effective August 27, 2019, by and between AbbVie Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.1	November 6, 2019

10.40	Lease Agreement dated March 31, 2015, between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.45	March 7, 2018

10.41	First Amendment dated September 23, 2015 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.46	March 7, 2018

10.42*	Second Amendment dated January 13, 2020 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.47	Purchase Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	10-K	001-31918	10.37	March 6, 2019

10.48	Securities Purchase Agreement, dated December 23, 2019, by and among the institutional investors named therein	8-K	001-31918	10.1	December 23, 2019

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished, as applicable, herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

††	In accordance with Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted in order for them to remain confidential.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2020.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020
Vincent J. Milano

/S/ JOHN J. KIRBY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
John J. Kirby

/S/ JAMES A. GERAGHTY	Chairman of the Board of Directors	March 11, 2020
James A. Geraghty

/S/ CRISTINA CSIMMA	Director	March 11, 2020
Cristina Csimma, Pharm. D., M.H.P.

/S/ MICHAEL DOUGHERTY	Director	March 11, 2020
Michael Dougherty

/S/ MARK GOLDBERG	Director	March 11, 2020
Mark Goldberg, M.D.

/S/ MAXINE GOWEN	Director	March 11, 2020
Maxine Gowen, Ph.D.

/S/ HOWARD H. PIEN	Director	March 11, 2020
Howard H. Pien

/S/ CAROL A. SCHAFER	Director	March 11, 2020
Carol A. Schafer

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2020 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania
March 11, 2020

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,019	$71,431
Short-term investments	2,774	—
Prepaid expenses and other current assets	3,475	1,376
Total current assets	46,268	72,807
Property and equipment, net	97	207
Operating lease right-of-use asset	1,054	—
Other assets	70	9
Total assets	$47,489	$73,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$457	$1,134
Accrued expenses	7,461	7,884
Operating lease liability	163	—
Future tranche right liability	46,436	—
Total current liabilities	54,517	9,018
Warrant liability, long-term	3,241	—
Operating lease liability, net of current portion	899	—
Other liabilities	—	11
Total liabilities	58,657	9,029

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series B1 redeemable convertible preferred stock (Note 7); Designated — 278 shares, Issued and outstanding — 24 and 0 shares at December 31, 2019 and December 31, 2018, respectively	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 70,000 shares; Issued and outstanding — 29,672 and 27,188 at December 31, 2019 and December 31, 2018, respectively	30	27
Additional paid-in capital	709,692	728,342
Accumulated deficit	(720,890)	(664,375)
Total stockholders’ equity (deficit)	(11,168)	63,994
Total liabilities and stockholders’ equity (deficit)	$47,489	$73,023

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Alliance revenue	$1,448	$662	$902
Operating expenses:
Research and development	34,853	41,841	50,653
General and administrative	12,481	15,420	15,588
Merger-related costs, net	—	1,245	1,128
Restructuring costs	181	3,112	—
Total operating expenses	47,515	61,618	67,369
Loss from operations	(46,067)	(60,956)	(66,467)
Other income (expense):
Interest income	1,150	1,089	574
Interest expense	—	(11)	(50)
Warrant revaluation expense	(598)	—	—
Future tranche right revaluation expense	(10,964)	—	—
Foreign currency exchange loss	(36)	(3)	(41)
Net loss	$(56,515)	$(59,881)	$(65,984)
Deemed dividend related to December 2019 Private Placement (see Note 7)	(28,043)	—	—
Net loss attributable to common stockholders	$(84,558)	$(59,881)	$(65,984)

Net loss per share applicable to common stockholders - basic and diluted (Note 17)	$(2.96)	$(2.25)	$(3.35)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	28,545	26,601	19,675

Comprehensive loss:
Net loss	$(56,515)	$(59,881)	$(65,984)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	17
Total other comprehensive income	—	—	17
Comprehensive loss	$(56,515)	$(59,881)	$(65,967)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDER’S EQUITY (DEFICIT)

							Accumulated
	Series B1 Preferred		Common Stock		Additional		Other	Total
	Number of	$0.001 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2016	—	$—	18,633	$18	$641,818	$(538,470)	$(17)	$103,349
Cumulative effect from adoption of new accounting standard (Note 2)	—	—	—	—	40	(40)	—	—
Sale of common stock, net of issuance costs	—	—	4,792	5	53,741	—	—	53,746
Issuance of common stock under employee stock purchase plan	—	—	22	—	253	—	—	253
Exercise of common stock options and warrants	—	—	996	1	5,443	—	—	5,444
Issuance of common stock for services	—	—	10	—	150	—	—	150
Stock-based compensation	—	—	—	—	10,720	—	—	10,720
Unrealized gain on marketable securities	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	(65,984)	—	(65,984)
Balance, December 31, 2017	—	$—	24,453	$24	$712,165	$(604,494)	$—	$107,695
Issuance of common stock under employee stock purchase plan	—	—	25	—	243	—	—	243
Issuance of common stock upon exercise of common stock options and warrants	—	—	2,702	3	10,163	—	—	10,166
Issuance of common stock for services rendered	—	—	8	—	97	—	—	97
Stock-based compensation	—	—	—	—	5,674	—	—	5,674
Net loss	—	—	—	—	—	(59,881)	—	(59,881)
Balance, December 31, 2018	—	$—	27,188	$27	$728,342	$(664,375)	$—	$63,994
Sale of common stock, net of issuance costs	—	—	2,068	3	5,295	—	—	5,298
Sale of redeemable convertible preferred stock	23,684	—	—	—	—	—	—	—
Deemed dividend related to December 2019 Private Placement (Note 7)	—	—	—	—	(28,043)	—	—	(28,043)
Issuance of commitment shares (Note 8)	—	—	270	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	61	—	121	—	—	121
Issuance of common stock upon exercise of warrants	—	—	38	—	3	—	—	3
Issuance of common stock for services rendered	—	—	47	—	129	—	—	129
Stock-based compensation expense	—	—	—	—	3,845	—	—	3,845
Net loss	—	—	—	—	—	(56,515)	—	(56,515)
Balance, December 31, 2019	23,684	$—	29,672	$30	$709,692	$(720,890)	$—	$(11,168)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(56,515)	$(59,881)	$(65,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,845	5,674	10,720
Warrant liability revaluation expense	598	—	—
Future tranche right liability revaluation expense	10,964	—	—
Issuance of common stock for services rendered	129	97	150
Accretion of discounts and premiums on investments	(372)	—	94
Depreciation and amortization expense	120	432	746
(Gain) Loss on disposal or impairment of property and equipment	(10)	477	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,160)	2,717	(1,962)
Accounts payable, accrued expenses, and other liabilities	(1,105)	(866)	1,674
Deferred revenue	—	(566)	(697)
Other	8	—	—
Net cash used in operating activities	(44,498)	(51,916)	(55,259)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(44,502)	—	—
Proceeds from maturity of available-for-sale securities	42,100	—	28,270
Proceeds from the sale of property and equipment	11	290	—
Purchases of property and equipment	(11)	(75)	(206)
Net cash (used in) provided by investing activities	(2,402)	215	28,064

Cash Flows from Financing Activities:
Proceeds from private placement	10,072	—	—
Proceeds from common stock financings, net	5,298	—	53,763
Proceeds from employee stock purchases	121	243	253
Proceeds from exercise of common stock options and warrants	3	10,166	5,444
Payments on note payable	—	(209)	(292)
Payments on capital leases	(6)	(8)	(11)
Net cash provided by financing activities	15,488	10,192	59,157
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,412)	(41,509)	31,962
Cash, cash equivalents and restricted cash, beginning of period	71,431	112,940	80,978
Cash, cash equivalents and restricted cash, end of period	$40,019	$71,431	$112,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$9	$42
Increase to right-of-use asset at adoption of ASC 842 and upon lease reassessment	$1,236	$—	$—
Increase to lease liability at adoption of ASC 842 and upon lease reassessment	$1,236	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Non-cash property additions	$—	$—	$150
Accrued financing transaction costs	$165	$101	$17

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Liquidity and Financial Condition

As of December 31, 2019, the Company had an accumulated deficit of $720.9 million and a cash, cash equivalents and short-term investments balance of $42.8 million, which includes the $6.2 million contingently refundable option fee received in connection with the 2019 Private Placement, as more fully described in Note 7. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

The Company believes, based on management’s current operating plan, that its existing balance of cash, cash equivalents and short-term investments on hand as of December 31, 2019, excluding the $6.2 million contingently refundable Option Fee (Note 7) and including interest income and cash received through February 2020 from the ATM Agreement (Note 8) and the LPC Purchase Agreement (Note 8), will be sufficient to fund operations into the first quarter of 2021. Management’s operating plan which underlies the analysis of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s balance of cash, cash equivalents and short-term investments on hand as of December 31, 2019, excluding the $6.2 million contingently refundable option fee (Note 7), is not sufficient to fund operations for the one-year period after the date the financial statements are issued. As a result, there is substantial doubt about the Company’s ability to continue as a going concern through the one-year period from the date these financial statements are issued. Management’s plans that are intended to mitigate this risk include raising additional capital through the Company’s December 2019 Securities Purchase Agreement (Note 7), Common Stock Purchase Agreement (Note 8), “At-The-Market” Equity Program (Note 8), or additional financing or strategic transactions.  Management’s plans may also include the possible deferral of certain operating expenses unless additional capital is received. The Company has and will continue to evaluate available alternatives to extend its operations beyond the one-year period after the date the financial statements are issued.

Note 1.  Business and Organization (Continued)

Reverse Stock Split

As further described in Note 8, on July 27, 2018, the Company effected a 1-for-8 reverse stock split of the Company's outstanding shares of common stock, as authorized at a special meeting. All share and per share amounts of common stock, preferred stock, options and warrants in the accompanying financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the reverse stock split.

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

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of December 31, 2019 and 2018, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, receivables, and warrant and future tranche right liabilities. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2019 and 2018.  As of December 31, 2019, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and investments. The Company’s credit risk is managed by investing in highly rated money market instruments, certificates of deposit, corporate bonds, commercial paper and debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2019, all of the Company’s cash and cash equivalents were held at two financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2019 and 2018 consisted of cash and money market funds.

Note 2.  Summary of Significant Accounting Policies (Continued)

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

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC Topic 842, Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in long-term right-of-use assets and current and long-term lease liabilities within the Company’s balance sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The right-of-use assets are tested for impairment according to ASC 360. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

In December 2019, the Company determined it was reasonably certain that it would exercise its five-year renewal option to extend its Exton, PA office lease, which was scheduled to expired in May 2020. As a result of this determination, the renewal option was included in the lease term and the Company recorded an incremental ROU asset and lease liability of $1.0 million as of December 31, 2019, the date this determination was made. Subsequently, in January 2020, the Company exercised its option to renew and extend the lease term for a period of five years from June 1, 2020 through May 31, 2025.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e. impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

Note 2.  Summary of Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and/or ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement. Freestanding warrants for shares that are potentially redeemable, whereby the Company may be required to transfer assets (e.g. cash or other assets) outside of its control, are classified as liabilities. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Warrant Revaluation Income (Expense) in the Company’s statements of operations and comprehensive loss. Equity classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement. For additional discussion on warrants, see Note 8.

Future Tranche Right Liability

In connection with the Company’s 2019 Private Placement, as more fully described in Note 7, the Company entered into the December 2019 Securities Purchase Agreement, which contains call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable). The Company determined that these call options represent freestanding financial instruments and accounts for the options as a liabilities (“Future Tranche Right Liability”) under ASC 480, which requires the measurement of the fair value of the liability at the time of issuance and recording changes as a charge to current earnings at each reporting period, which is included in Future Tranche Right Liability Revaluation Expense in the Company’s statements of operations and comprehensive loss.

Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Accretion of redeemable convertible preferred stock includes the accretion of the Company's Series B redeemable convertible preferred stock to its stated value. The carrying value of the Series B redeemable convertible preferred stock is being accreted to redemption value using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption.

Redeemable Preferred Stock Issued with Other Freestanding Instruments

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for a redeemable equity instrument issued with other freestanding instruments (e.g. detachable warrants and future tranche right liabilities), such as in the December 2019 Private Placement. In circumstances in which redeemable convertible preferred stock is issued with freestanding liability-classified instruments, the proceeds from the issuance of the convertible preferred stock are first allocated to those instruments at their full estimated fair value. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and/or beneficial conversion features, if any, are allocated to the redeemable equity instrument.

See Note 7 for additional discussion on the Company’s accounting for the 2019 Private Placement.

Note 2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606’), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

See Note 10, “Collaboration and License Agreements” for additional details regarding the Company’s collaboration arrangements.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

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

Research and Development Expenses

All research and development expenses are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2019 and 2018, the Company recorded approximately $2.8 million and $0.6 million as prepaid research and development, respectively, which is included within prepaid expenses and other current assets in the accompanying balance sheets.

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

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations and comprehensive loss based on their fair values. The Company records compensation expense on a straight-line basis over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Vesting is generally four years for employees and one year for directors. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. See Note 12, “Stock-based Compensation” for additional details.

Note 2.  Summary of Significant Accounting Policies (Continued)

Prior to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. However, ASU 2016-09 allows an entity to elect as an accounting policy upon adoption either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures when they occur. In connection with the adoption of this ASU in the first quarter of 2017, the Company made an accounting policy election to account for forfeitures as they occur and applied this change in accounting policy on a modified retrospective basis, resulting in less than a $0.1 million reduction in Additional paid-in capital and an increase in Accumulated deficit as of January 1, 2017, to reflect the cumulative effect of previously estimated forfeitures. See the caption “Cumulative effect from adoption of new accounting standard” within the accompanying statements of redeemable preferred stock and stockholders’ equity (deficit).

Merger-related Costs, net

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

Merger-related costs, net includes amounts related to the transactions contemplated under the Merger Agreement, including charges incurred for transaction and integration-related professional fees, employee retention costs, and other incremental costs directly related to the potential merger; less the $6 million fixed expense reimbursement termination fee, which was received by the Company in July 2018.

Restructuring Costs

Restructuring charges are primarily comprised of severance costs related to workforce reductions, contract termination and wind-down costs and asset impairments. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognizes restructuring charges when the liability has been incurred, except for one-time employee termination benefits that are incurred over time. Generally, one-time employee termination benefits (i.e. severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Other costs will be recorded as incurred. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, or other applicable authoritative guidance. See Note 11 for additional details.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Statements of Operations.  No such charges have been incurred by the Company.  For each of the years ended December 31, 2019, 2018 and 2017, the Company had no uncertain tax positions.  See Note 14, “Income Taxes” for additional details.

Net Loss per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation gives effect to dilutive stock options, warrants, convertible preferred stock and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock and the exercise of stock options and warrants, assuming the exercise of all “in-the-money” common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2019 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 17).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 is comprised of reported net income (loss) and any change in net unrealized gains and losses on investments in available-for-sale securities during each year, which is included in “Accumulated other comprehensive income” on the accompanying balance sheets. In accordance with ASC Topic 220, Comprehensive Income, the Company has elected to present the components of net income and other comprehensive income as one continuous statement.

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

Note 2.  Summary of Significant Accounting Policies (Continued)

Recently Issued (Not Yet Adopted) Accounting Pronouncements

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact that this standard may have on our financial position and results of operations but does not expect the impact of this standard to be material.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for removed or modified disclosures, and delayed adoption of the additional disclosures until their effective date. The Company is currently evaluating the effect that the ASU will have on its financial statements and related disclosures but does not expect the impact of this amendment to be material.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1,  2 and 3 during the years ended December 31,  2019,  2018 and 2017.

Note 3.  Fair Value Measurements (Continued)

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2019 and 2018 categorized by the level of inputs used in the valuation of each asset and liability.

	December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Money market funds	39,769	39,769	—	—
Short-term investments – commercial paper	2,774	—	2,774	—
Total assets	$42,793	$40,019	$2,774	$—
Liabilities
Warrant liability	$3,241	$—	$—	$3,241
Future tranche right liability	46,436	—	—	46,436
Total liabilities	$49,677	$—	$—	$49,677

	December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$8,446	$8,446	$—	$—
Money market funds	61,177	61,177	—	—
Other cash equivalents – commercial paper	1,808	—	1,808	—
Total assets	$71,431	$69,623	$1,808	$—
Total liabilities	$—	$—	$—	$—

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

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Future Tranche Right Liability

The reconciliation of the Company's warrant and future tranche right liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Derivative
(In thousands)	Liability	Liability
Balance at December 31, 2018	$—	$—
Issuance of redeemable preferred stock and warrants (1)	2,643	35,472
Change in the fair value of liability	598	10,964
Balance at December 31, 2019	$3,241	$46,436

(1)	Represents fair value of freestanding warrants and the future tranche right related to the December 2019 Private Placement on the issuance date.

Note 3.  Fair Value Measurements (Continued)

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The Company utilizes an option pricing model to value its liability-classified warrants. Inherent in the valuation model are assumptions related to volatility, risk-free interest rate, expected term, dividend rate, and other scenarios (i.e. probability of complex features of the warrants being triggered).

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	December 23,	December 31,
	2019	2019
Risk-free interest rate	1.82%	1.79%
Expected dividend yield	—	—
Expected term (years)	7.00	6.98
Expected volatility	80%	80%
Exercise price (per share)	$1.52	$1.52

Assumptions Used in Determining Fair Value of Future Tranche Rights

The Company utilizes a binomial lattice model to value the Series B2 (tranche 2) and B3 (tranche 3) tranches  and a Monte Carlo simulation to value the Series B4 (tranche 4) future tranche rights. The Company selected these models as it believes they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Rights. Such assumptions include, among other inputs, stock price volatility, risk-free rates, redemption and early exercise assumptions, cancellation and conversion assumptions, and the potential for future adjustment of the conversion price due to a future dilutive financing.

The estimated fair value of the Future Tranche Rights is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the valuation models are as follows:

	December 23,	December 31,
	2019	2019
Risk-free interest rate for warrants	1.82%	1.82%
Risk-free interest rate for preferred stock	1.86% - 1.89%	1.84% - 1.88%
Expected dividend yield	—	—
Expected term (years) of call option on preferred stock	1.18 - 2.18	1.16 - 2.16
Expected term (years) of warrants	8.18 - 9.18	8.16 - 9.16
Expected volatility	80%	80%
Exercise price (per share) for common stock equivalent for preferred stock and warrant	$1.52 - 1.82	$1.52 - 1.82

As of December 23, 2019 and December 31, 2019, the Company deemed it probable that shareholder approval would be obtained, on or prior to December 31, 2020, with respect to increasing the Company’s authorized shares of common stock in an amount sufficient to cover the conversion of all potential convertible securities issuable upon exercise of the Future Tranche Rights. See Note 7 for further details on the such required shareholder approval.

Note 4.  Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2019:

	December 31, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$2,774	$—	$—	$2,774
Total short-term investments	2,774	—	—	2,774
Total investments	$2,774	$—	$—	$2,774

The Company had no realized gains or losses from the sale of investments in available-for-sale securities in the year ended December 31, 2019. There were no losses or other-than-temporary declines in value included in “Interest income” on the Company’s statements of operations and comprehensive loss for any securities for the year ended December 31, 2019.

Note 5.  Property and Equipment

At December 31, 2019 and 2018, net property and equipment at cost consisted of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Leasehold improvements	$107	$104
Equipment and other	764	767
Total property and equipment, at cost	871	871
Less: Accumulated depreciation and amortization	774	664
Property and equipment, net	$97	$207

Depreciation and amortization expense on property and equipment was approximately $0.1 million, $0.4 million, and $0.7 million in 2019, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company recorded asset impairments related to its property equipment in the amount of $0.5 million in connection with restructuring activities more fully described in Note 11. No impairment charges were recognized during the years ended December 31, 2019 or 2017.

Note 6.  Accrued Expenses

At December 31, 2019 and 2018, accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2019	2018
Payroll and related costs	$2,179	$1,962
Clinical and nonclinical trial expenses	4,199	3,958
Professional and consulting fees	859	605
Restructuring expenses	113	1,147
Other	111	212
Total accrued expenses	$7,461	$7,884

Included in accrued Payroll and related costs as December 31, 2018 is $0.7 million of salary continuation severance benefits which was paid in equal installments through October 31, 2019 to former executives.

Note 7.  Redeemable Convertible Preferred Stock

December 2019 Private Placement

On December 23, 2019, the Company entered into a Securities Purchase Agreement (the “December 2019 Securities Purchase Agreement”) with institutional investors affiliated with Baker Brothers (the “Purchasers”), an existing shareholder and related party as more fully described in Note 16, under which the Company sold 23,684 shares of Series B1 convertible preferred stock (“Series B1 Preferred Stock”) and warrants to purchase 2,368,400 shares of the Company’s common stock at an exercise price of $1.52 per share (or, if the holder elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock at an exercise price of $152 per share) for aggregate gross proceeds of $3.9 million (the “Initial Closing”).

In addition, we have agreed to sell to the Purchasers, at their option and subject to certain conditions including stockholder approval to increase the Company’s authorized shares of common stock, shares of Series B2 convertible preferred stock (“Series B2 Preferred Stock”), Series B3 convertible preferred stock (“Series B3 Preferred Stock”) and Series B4 convertible preferred stock (“Series B4 Preferred Stock) and accompanying warrants to purchase common stock (or preferred stock at the election of the holder) over a 21-month period after stockholder approval is received (the “Future Tranche Rights”) as follows:

		Price Per	Aggregate
Future Tranche Rights	Preferred Shares	Share	Purchase Price
Tranche 2 (Series B2) (1)	98,685	$152	$15,000,120
Tranche 3 (Series B3) (2)	82,418	$182	15,000,076
Tranche 4 (Series B4) (2)	82,418	$182	15,000,076
Total	263,521		$45,000,272

(1)

Accompanied by related warrants to purchase up to 9,868,500 shares of the Company’s common stock (or, if the holder elects to exercise the warrants for shares of Series B1 Preferred Stock, 98,685 shares of Series B1 Preferred Stock), at an exercise price of $1.52 per share (or, if the holder elects to exercise the warrants for Series B1 Preferred Stock, $152 per share of Series B1 Preferred Stock).

(2)

Accompanied by related warrants to purchase up to 6,593,440 shares of the Company’s common stock (or, if the holder elects to exercise the warrants for shares of Series B1 Preferred Stock, 65,934 shares of Series B1 Preferred Stock), at an exercise price of $1.82 per share (or, if the holder elects to exercise the warrants for Series B1 Preferred Stock, $182 per share of Series B1 Preferred Stock).

As consideration for the Future Tranche Rights, the Company received aggregate gross proceeds of $6.2 million (the “Option Fee”). In the event the Company does not receive the required shareholder approval to increase the Company’s authorized shares of common stock in an amount sufficient to cover the conversion of all potential convertible securities issuable under the December 2019 Securities Purchase Agreement on or prior to December 31, 2020, the Option Fee shall be returned to the Purchasers. The Board recommends the stockholders support the proposal to increase the authorized shares.

The purchase and sale of the securities issuable under tranches 2, 3 and 4 may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion. The right of the Purchasers to purchase Series B2, Series B3 and Series B4 Preferred Stock will expire 9 months, 15 months, and 21 months following shareholder approval, respectively. However, the Purchasers’ right to purchase securities under tranches 3 and 4 is contingent on the purchase of all of the securities in each preceding tranche right. In the event the Purchaser’s do not purchase all of the securities in a given tranche, their right to purchase shares in future tranches terminates and any outstanding warrants issued under the December 2019 Securities Purchase Agreement would terminate. Additionally, the Company has the right to decline the Series B4 Preferred Stock investment if its common stock trades at $7.60 for 20 days out of 30 days subsequent to the closing of the Series B3 Preferred Stock investment.

In addition to the aggregate gross proceeds received from the Initial Closing and the Option Fee, the Company is eligible to receive aggregate gross proceeds of up to an additional $87.6 million under the December 2019 Securities Purchase Agreement.

Note 7.  Redeemable Convertible Preferred Stock (Continued)

Accounting Considerations

The Company determined that the Series B1 Preferred Stock, the accompanying Series B1 warrants, and each of the Future Tranche Rights represented a freestanding financial instrument.  The warrants and the Future Tranche Rights are liability classified as the underlying shares are potentially redeemable and such redemption is deemed to be outside of the Company’s control.  The $10.1 million in gross proceeds received in December 2019 was allocated to the Series B1 warrants and the Future Tranche Rights based on their estimated fair values of $2.6 million and $35.5 million, respectively. The excess fair value of $28.0 million over the gross proceeds received of $10.1 million was recorded as a deemed dividend to Baker Brothers, an existing significant shareholder. Costs in connection with the December 2019 Securities Purchase Agreement were expensed as incurred.

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock has been classified as temporary equity. While the Series B1 Preferred Stock is not currently redeemable, it will become redeemable either on (i) the fifth anniversary of the initial issue date, or December 23, 2024, provided that certain events (the “Redemption Loss Events”) do not occur first or (ii) upon a liquidation or deemed liquidation event, provided that certain events (the “Liquidation Loss Events”) do not occur first. The Company cannot assess the probability of whether the Redemption Loss Events will occur prior to the fifth anniversary of the initial issue date, if ever, as certain factors triggering such events are outside the control of the Company. Accordingly, the carrying value of the Series B1 Preferred Stock is being accreted to its redemption value as of December 31, 2019. In the event the holders of the Series B1 Preferred Stock lose their right to request redemption, the Series B Preferred Stock will no longer be accreted to its redemption value until redemption upon a liquidation event is deemed probable. For the year ended December 31, 2019, accretion was de minimis.

Note 8.  Stockholders’ Equity

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

As of December 31, 2019, the Company has designated the following class of preferred stock:

•	Series A: 1,500,000 authorized shares of Series A Convertible Preferred Stock
•	Series B1:277,921 authorized shares of Series B1 Redeemable Convertible Preferred Stock
•	Series B2:98,685 authorized shares of Series B2 Redeemable Convertible Preferred Stock
•	Series B3:82,814 authorized shares of Series B3 Redeemable Convertible Preferred Stock
•	Series B4:82,814 authorized shares of Series B4 Redeemable Convertible Preferred Stock

Note 8.  Stockholders’ Equity (Continued)

Series A Convertible Preferred Stock.  The dividends on the Series A convertible preferred stock (“Series A Preferred Stock”) are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A Preferred Stock. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A Preferred Stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A Preferred Stock is non-voting. All remaining shares of Series A Preferred Stock rank, as to payment upon the occurrence of any liquidation event, senior to the Company’s common stock. Shares of Series A Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $272.00 per share, subject to adjustment. As of December 31, 2019 and 2018, there were 655 shares of Series A Preferred Stock outstanding.

Series B1, B2, B3 and B4 Convertible Preferred Stock. Holders of Series B1 Preferred Stock, Series B2 Preferred Stock, Series B3 Preferred Stock and Series B4 Preferred Stock (collectively, the “B1/B2/B3/B4 Preferred Stock”) are entitled to the amount of dividends, if and when declared, as would be payable to holders of common stock on an “as converted” basis (e.g. participating dividends). Until the applicable Transition Date (defined below), in the event of a liquidation event or deemed liquidation event, after payment of debts and other liabilities of the Company, the holders of the Series B1/B2/B3/B4 Preferred Stock then outstanding will be entitled to a distribution equal to the then applicable stated value per share of the Series B1/B2/B3/B4 Preferred Stock. Additionally, until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $152.00 per share (for Series B1 and Series B2 Preferred Stock) and $182.00 per share (for Series B3 and Series B4 Preferred Stock). The “Transition Date” means:

a)	With respect to the Series B1 Preferred Stock, the first date following December 23, 2021, on which each of the Conditions (as defined below) is met (the “Series B1 Transition Date”); and

b)

With respect to the Series B2 Preferred Stock, Series B3 Preferred Stock and Series B4 Preferred Stock, the first date following the two-year anniversary of the applicable series of preferred stock’s initial issue date, on which each of the Conditions (as defined below) is met (the “Series B2 Transition Date”).

The “Conditions” shall mean: (a) the closing price of the Company’s common stock has been equal to or exceeded the price that is equal to three times (3x) the applicable series of preferred stock’s conversion price ($1.52 for Series B1 Preferred Stock and B2 Preferred Stock; $1.82 for Series B3 Preferred Stock and Series B4 Preferred Stock) for 180 calendar days; (b) the 50-day average trading volume of the Company’s common stock is greater than 500,000 shares (subject to adjustment for any stock dividend, stock split, stock combination or other similar transaction); and (c) the presentation by the Company at an appropriate medical conference of the “Overall Survival” data as defined in its ILLUMINATE-301 study protocol.

The Series B1/B2/B3/B4 Preferred Stock is non-voting and rank, as to payment upon the occurrence of any liquidation event, senior to the Company’s common stock. Shares of Series B1 Preferred Stock and Series B2 Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $1.52 per share, subject to adjustment. Shares of Series B2 Preferred Stock and Series B3 Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $1.82 per share, subject to adjustment. As more fully described in Note 7, the Company’s outstanding Series B1 Preferred Stock is classified in temporary equity, outside of stockholders’ equity as of December 31, 2019. No shares of Series B2 Preferred Stock, Series B3 Preferred Stock or Series B4 Preferred Stock are outstanding as of December 31, 2019.

Note 8.  Stockholders’ Equity (Continued)

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

Common Stock Authorized

As of December 31, 2019, the Company had 70,000,000 shares of common stock authorized of which 25,066,074 shares of common stock were reserved for the issuance upon the exercise of outstanding warrants and options to purchase common stock, outstanding restricted stock units, the conversion of Series A and Series B1 convertible preferred stock, shares required to be reserved under the LPC Purchase Agreement (defined below), and shares available for grant under the Company’s 2013 Stock Incentive Plan and shares available for purchase under the Company’s 2017 Employee Stock Purchase Plan.

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

As of December 31, 2019, the Company has repurchased or received documentation of the transfer of 49,993 Put Shares and 4,472 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 95,494 Put Shares have terminated.

Note 8.  Stockholders’ Equity (Continued)

Equity Financings

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion (the “LPC Purchase Agreement”). As consideration for entering into the LPC Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019 was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares. During the year ended December 31, 2019, the Company sold 1,535,848 shares pursuant to the LPC Purchase Agreement, resulting in net proceeds of $3.7 million.

"At-The-Market" Equity Program

In November 2018, the Company entered into a Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent. Subject to the terms and conditions of the ATM Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. During the year ended December 31, 2019, the Company sold 532,700 Shares pursuant to the ATM Agreement resulting in net proceeds, after deduction of commissions and other offering expenses, of $1.6 million. No Shares were sold pursuant to the ATM Agreement during 2018.

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

Note 8.  Stockholders’ Equity (Continued)

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common stock and preferred stock. The Company accounts for common stock and preferred stock warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement. See Note 2 for further details on accounting policies related to the Company’s warrants.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock and/or preferred stock as of December 31, 2019 and 2018:

	Number of Shares
	December 31,	December 31,	Weighted-Average
Description	2019	2018	Exercise Price	Expiration Date
Liability-classified Warrants
December 2019 Series B1 warrants (1)	2,368,400	—	$ 1.52	Dec 2026
	2,368,400	—
Equity-classified Warrants
May 2013 warrants	1,949,754	1,977,041	$ 0.08	None (2)
September 2013 warrants	514,756	521,997	$ 0.08	None (2)
February 2014 warrants	266,006	269,844	$ 0.08	None (2)
	2,730,516	2,768,882

Total outstanding	5,098,916	2,768,882

(1)	The Series B1 warrants are exercisable for either common stock (exercise price of $1.52) or Series B1 Convertible Preferred Stock (exercise price of $152) at the discretion of the warrant holder.
(2)	In connection with December 2019 Private Placement, the expiration date on these warrants was amended to be indefinite.

The table below is a summary of the Company's warrant activity for the year ended December 31, 2019.

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2018	2,768,882	$0.08
Issued (1)	2,368,400	1.52
Exercised	(38,366)	0.08
Expired	—	—
Outstanding at December 31, 2019	5,098,916	$0.75

(1)	During the year ended December 31, 2019, certain related parties were issued warrants as more fully described in Note 16.

Note 9.  Alliance Revenue

Alliance revenue for the years ended December 31, 2019, 2018 and 2017 represents revenue from contracts with customers accounted for in accordance with ASC Topic 606. For the years ended December 31, 2019, 2018 and 2017, Alliance revenue in the accompanying statements of operations and comprehensive loss is comprised of the following:

(In thousands)	2019	2018	2017
Out-license arrangement (1)	$1,447	$—	$—
GSK collaboration (2)	—	517	863
Vivelix collaboration (3)	—	56	14
Other (4)	1	89	25
Total Alliance revenue	$1,448	$662	$902

(1)

For the year ended December 31, 2019, the Company recognized Alliance revenues of $1.4 million under the Licensee Agreement, as more fully described in Note 10, primarily related to the transfer of the IMO-8400 License and IMO-8400 drug product.

(2)

For the years ended December 31, 2018 and 2017, revenue recognized primarily relates to the amortization of the $2.5 million upfront, non-refundable, non-creditable cash payment received upon the execution of the GSK Agreement, as more fully described in Note 10, which was recognized as revenue on a straight-line basis over the estimated 36-month research plan period, which approximated the timing in which performance obligations were satisfied.  No such revenue was recognized during 2019. Revenue recognized for the year ended December 31, 2017 also includes an additional $0.1 million related to additional research services performed in connection with the GSK Agreement.

(3)

For each of the years ended December 31, 2018 and 2017, revenue recognized relates to reimbursements for research services performed in connection with the Vivelix Agreement, as more fully described in Note 10.

(4)

For all periods presented, revenue recognized relates to collaborations which are not material to the Company’s current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with patent maintenance.

During each of the years ended December 31, 2018 and 2017, the Company recognized Alliance revenues of $0.6 million and $0.7 million, respectively, as a result of changes in the contract liability balances associated with its contracts with customers. Such revenue recognized was included in the contract liability balance at the beginning of each respective period.

See Note 10 for additional details regarding the Company’s collaboration arrangements.

Note 10.  Collaboration and License Agreements

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

Note 10.  Collaboration and License Agreements (Continued)

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

The Company concluded that the contract counterparty, Licensee, is a customer and accounted for the Licensee Agreement in accordance with ASC 606. As of December 31, 2019, the total transaction price of the contract was $1.4 million, which excluded the Option Fee and all development and sales milestones as all such payments were fully constrained. Additionally, as of December 31, 2019, there were no remaining performance obligations under the Licensee Agreement. The Company re-evaluates its performance obligations and transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As disclosed above, in connection with the Licensee Agreement, the Company owns 10% of Licensee’s outstanding common stock, subject to future adjustment. The Company evaluated the guidance in ASC Topic 321, Investments-Equity Securities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value, and the arrangement does not result in Idera having control or significant influence over Licensee. Accordingly, the securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes and are recorded in Other assets at a value of less than $0.1 million in the accompanying balance sheets. As of December 31, 2019, the Company considered the cost of the investment to not exceed the fair value of the investment and did not identify any observable price changes.

See Note 9 for details on revenue recognized in connection with the Company’s collaboration with Licensee for each of the years ended December 31, 2019, 2018 and 2017.

Collaboration with Vivelix

In November 2016, the Company entered into an exclusive license and collaboration agreement with Vivelix Pharmaceuticals, Ltd. (“Vivelix”) pursuant to which the Company granted Vivelix worldwide rights to develop and market IMO-9200 for non-malignant gastrointestinal disorders and certain back-up compounds to IMO-9200 (the “Vivelix Agreement”). Under the terms of the Vivelix Agreement, Vivelix was solely responsible for the development and commercialization of IMO-9200 and any designated back-up compounds. In connection with the Vivelix Agreement, Idera also transferred certain drug material to Vivelix for Vivelix’s use in its development activities. Additionally, Vivelix could request that the Company create, characterize and perform research on back-up compounds.

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

Under the terms of the Vivelix Agreement, the Company received an upfront, non-refundable fee of $15 million related to the license granted for IMO-9200 and back-up compounds to IMO-9200, which was recognized at the inception of the Vivelix Agreement in the fourth quarter of 2016. Additionally, the Company was eligible for future IMO-9200 related development, regulatory and sales milestone payments and sales-based royalties. However, on March 4, 2019, the Company and Vivelix mutually agreed to terminate the Vivelix Agreement.  Accordingly, the Company is no longer eligible to receive any future milestone or royalty-based payments and all rights previously granted to Vivelix with respect to IMO-9200 and certain back-up compounds to IMO-9200 reverted back to the Company.

See Note 9 for details on revenue recognized in connection with the Company’s collaboration with Vivelix for each of the years ended December 31, 2019, 2018 and 2017.

Note 10.  Collaboration and License Agreements (Continued)

Collaboration with GSK

In November 2015, the Company entered into a collaboration and license agreement with GSK to license, research, develop and commercialize pharmaceutical compounds from the Company’s nucleic acid chemistry technology for the treatment of selected targets in renal disease (the “GSK Agreement”). In connection with the GSK Agreement, GSK identified an initial target for the Company to attempt to identify a potential population of development candidates to address such target under a mutually agreed upon research plan. Prior to the wind-down of its discovery operations as more fully described in Note 10, the Company created multiple development candidates to address the initial target designated by GSK. Until November 2019, the expiration of the collaboration term, GSK had the right to designate one development candidate in its sole discretion, from the population of identified candidates, to move forward into clinical development. However, GSK did not designate any candidate for development during the collaboration term. If such designation had occurred, GSK would have been solely responsible for the development and commercialization activities of that designated development candidate.

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

Under the terms of the GSK Agreement, the Company received a $2.5 million upfront, non-refundable, non-creditable cash payment upon the execution of the GSK Agreement.  Additionally, the Company was initially eligible to receive a total of up to approximately $100 million in license, research, clinical development and commercialization milestone payments, of which $9 million of these milestone payments would have been payable by GSK upon the identification of the additional targets, the completion of current and future research plans and the designation of development candidates and $89 million would have been payable by GSK upon the achievement of clinical milestones and commercial milestones. As a result of GSK not designating a development candidate during the collaboration term, the Company is no longer eligible to receive any additional license, research, clinical development and commercialization milestone payments, or any royalty payments.

See Note 9 for details on revenue recognized in connection with the Company’s collaboration with GSK for each of the years ended December 31, 2019, 2018 and 2017.

Collaboration with Abbott Molecular Inc.

In May 2014, the Company entered into a development and commercialization agreement with Abbott Molecular, Inc. (“Abbott Molecular”) for the development of an in vitro companion diagnostic intended to be used in the Company’s prior clinical development programs to treat certain genetically defined forms of B-cell lymphoma with IMO-8400. The agreement provided for the development and subsequent commercialization by Abbott Molecular of a companion diagnostic test utilizing polymerase chain reaction technology to identify with high sensitivity and specificity the presence in tumor biopsy samples of the oncogenic mutation referred to scientifically as MYD88 L265P. Under the agreement, Abbott Molecular was primarily responsible for developing and obtaining regulatory approvals for the companion diagnostic in accordance with an agreed development plan and regulatory plan and for making the companion diagnostic test commercially available in accordance with an agreed commercialization plan. Abbott Molecular would retain all proceeds from commercialization of the companion diagnostic test, if any. In September 2016, the Company suspended internal clinical development of IMO-8400 for B-cell lymphomas. While the Company has maintained its relationship with Abbott, the Company is permitted to terminate the agreement upon 90 days written notice to Abbott Molecular and, under circumstances specified in the agreement, payment of a termination fee and wind-down costs. The parties also may terminate the agreement based on uncured material breaches by or the bankruptcy or insolvency of the other party, and each party has the right to terminate the agreement in the event of specified permanent injunctions based on infringement of third party intellectual property rights.

Note 10.  Collaboration and License Agreements (Continued)

The Company incurred approximately $0.4 million, and $0.8 million in expenses under the Abbott Molecular agreement during the years ended December 31, 2018 and 2017, respectively, related to funding Abbott Molecular’s development of the companion diagnostic test. No such costs were incurred during 2019.

Note 11.  Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supports such operations, and close its Cambridge facility. In connection with the reduction-in-workforce, 18 positions were being eliminated, primarily in the area of discovery, representing approximately 40% of the Company’s employees. Of the 18 positions eliminated, 15 were effective July 31, 2018 with the remaining effective during the first half of 2019. The Company completed the consolidation of its operations to its Exton, Pennsylvania location in the third quarter of 2018.

 Total restructuring-related charges incurred through December 31, 2019 totaled $3.3 million and were comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $2.8 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility; and (iii) non-cash asset impairments of approximately $0.7 million, inclusive of $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

The following summarizes restructuring-related activity for the years ended December 31, 2019 and 2018:

(in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2017	$—	$—	$—	$—
Charges incurred (1)	2,635	225	674	3,534
Cash payments	(1,380)	(225)	—	(1,605)
Non-cash settlements	(24)	—	(674)	(698)
Adjustments	(84)	—	—	(84)
Accrued restructuring balance as of December 31, 2018	$1,147	$—	$—	$1,147
Charges incurred	181	—	—	181
Cash payments	(1,215)	—	—	(1,215)
Accrued restructuring balance as of December 31, 2019	$113	$—	$—	$113

(1)	Excludes $0.4 million gain due to the write-off of the remaining deferred rent liability associated with the termination of the Cambridge, Massachusetts facility lease.

As of December 31, 2019, the entire accrued restructuring balance is classified as a current liability and included in “Accrued expenses” in the accompanying balance sheets. See Note 6.

Note 12.  Stock-based Compensation

As of December 31, 2019, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (the “2017 ESPP”), each as more fully described below.

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

As of December 31, 2019, options to purchase a total of 3,459,693 shares of common stock and 193,625 restricted stock units were outstanding and up to 2,301,240 shares of common stock remained available for grant under the 2013 Plan. The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of December 31, 2019, options to purchase a total of 366,974 shares of common stock were outstanding under the 2008 Plan.

In addition, as of December 31, 2019, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

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

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 ESPP which was approved by the Company’s stockholders and became effective June 7, 2017. An amendment to the 2017 ESPP was approved by the Company’s stockholders in June 2019.  The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code, and is intended to encourage our employees to become stockholders of ours, to stimulate increased interest in our affairs and success, to afford employees the opportunity to share in our earnings and growth and to promote systematic savings by them. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP.  Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of December 31, 2019, 321,341 shares remained available for issuance under the 2017 ESPP.

Note 12.  Stock-based Compensation (Continued)

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

For the years ended December 31, 2019, 2018 and 2017, the Company issued 60,953,  24,824, and 21,869 shares of common stock, respectively, under the Company’s employee stock purchase plans and recognized $0.1 million, $0.1 million, and $0.2 million, respectively, in related stock-based compensation expense.

Accounting for Stock-based Compensation

The Company recognizes non-cash compensation expense for stock-based awards under the Company’s  equity incentive plans over an award’s requisite service period, or vesting period, using the straight-line attribution method, based on their grant date fair value, determined using the Black-Scholes option-pricing model. The fair value of the discounted purchases made under the Company’s 2015 ESPP and 2017 ESPP is calculated using the Black-Scholes option-pricing model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over each plan period.

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in thousands)	2019	2018	2017
Stock-based compensation:
Research and development
Employee Stock Purchase Plans	$36	$71	$96
Equity Incentive Plans (1)	1,312	1,780	6,398
	$1,348	$1,851	$6,494
General and administrative
Employee Stock Purchase Plans	$20	$48	$63
Equity Incentive Plans	2,477	3,751	4,163
	$2,497	$3,799	$4,226
Restructuring costs
Equity Incentive Plans	$—	$24	$—
	$—	$24	$—
Total stock-based compensation expense	$3,845	$5,674	$10,720

(1)

The 2017 charge includes approximately $4.3 million of additional stock-based compensation recognized as a result of modifications to previously issued stock option awards in connection with the resignation of an executive.

During the years ended December 31, 2019, 2018 and 2017, the weighted average fair market value of stock options granted was $1.64,  $7.00, and $8.08, respectively.

Note 12.  Stock-based Compensation (Continued)

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

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the three years in the period ended December 31, 2019 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following weighted average assumptions apply to the options to purchase 1,279,016,  1,136,874, and 527,039 shares of common stock granted to employees and directors during the years ended December 31, 2019, 2018 and 2017, respectively:

	2019	2018	2017
Average risk-free interest rate	2.1%	2.5%	1.7%
Expected dividend yield	—	—	—
Expected lives (years)	3.7	3.7	4.0
Expected volatility	84%	74%	86%
Weighted average exercise price (per share)	$2.75	$12.63	$12.96

All options granted during the year ended December 31, 2019 and 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2019.

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,304,531	$18.41	6.6	$
Granted	1,279,016	2.75
Exercised	—	—
Forfeited	(143,874)	12.95
Expired	(219,256)	31.29
Outstanding at December 31, 2019 (1)	4,220,417	$13.08	6.6		$—
Exercisable at December 31, 2019	2,292,157	$19.20	4.7		$—

(1)

Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

Note 12.  Stock-based Compensation (Continued)

The fair value of options that vested during the year ended December 31, 2019 was $4.7 million. As of December 31, 2019, there was $5.2 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.5 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the year ended December 31, 2019:

($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2018	—	$—
Granted	194,550	3.14
Cancelled	(925)	3.14
Vested	—	—
Nonvested shares at December 31, 2019	193,625	$3.14

As of December 31, 2019, there was $0.5 million of unrecognized compensation cost related to the restricted stock units, which is expected to be recognized over a weighted average period of 3.0 years.

Note 13.  Commitments and Contingencies

Lease Commitments

As of December 31, 2019, the Company’s leased assets consisted of its office headquarters in Exton, Pennsylvania. Prior to the September 30, 2018 termination date, the Company also leased a facility in Cambridge, Massachusetts. During 2019, 2018 and 2017, rent expense, including real estate taxes, was $0.3 million, $1.7 million, and $2.4 million, respectively. The leases are classified as operating leases.

Future minimum commitments as of December 31, 2019 under the Company’s lease agreements are approximately:

December 31,	Operating Leases (in thousands)
2020	$217
2021	224
2022	229
2023	235
2024	240
2025	100
$1,245

The Company entered into the Exton, Pennsylvania facility lease on April 1, 2015, which was subsequently amended on September 23, 2015 to include additional space. We currently lease approximately 11,000 square feet of office space at our Exton facility. The lease expires on May 31, 2025 as a result of the Company’s election to exercise its five-year renewal option.

Note 14.  Income Taxes

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

Certain provisions from the Tax Reform Act of 1986 were not impacted by TCJA, such as those limiting the amount of net operating loss carryforwards (“NOLs”) and tax credit carryforwards that companies may utilize in any one year in the event of changes in ownership, as defined by Section 382 of the Internal Revenue Code. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2019, have resulted in ownership changes that will significantly limit the Company’s ability to utilize its net operating loss and tax credit carryforwards. In December 2017, the Company completed a study which determined that ownership changes had occurred. The federal and state net operating loss and tax credit carryforwards and related deferred tax assets shown in the table below have been adjusted to reflect the limitations that resulted from this study. The Company continues to monitor equity activity and potential ownership changes.

As of December 31, 2019, the Company had cumulative federal and state NOLs of approximately $295.8 million and $290.2 million available to reduce federal and state taxable income, respectively. As a result of TCJA, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $295.8 million of federal NOLs, $98.4 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. The Company files state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $290.2 million of state NOLs expire through 2039, with the first year of expiration being 2032 for $21.0 million of Massachusetts NOLs. In addition, at December 31, 2019, the Company had cumulative federal and state tax credit carryforwards of $21.6 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2039 and 2034, respectively, for federal and state purposes.

As of December 31, 2019 and 2018, the components of the deferred tax assets are approximately as follows:

	2019	2018
	(In thousands)
Operating loss carryforwards	$81,403	$70,509
Tax credit carryforwards	23,072	18,514
Lease liabilities	308	—
Other	7,994	8,627
Total deferred tax assets	112,777	97,650
Right-of-use asset	(306)	—
Valuation allowance	(112,471)	(97,650)
Net deferred tax assets	$—	$—

Note 14.  Income Taxes (Continued)

The Company has provided a full valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize these assets.

The difference between the U.S. federal corporate tax rate and the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Expected federal income tax rate	(21.0)%	(21.0)%	(34.0)%
Expiring credits and NOLs	—	1.0	—
Change in valuation allowance	26.2	37.9	0.9
Federal and state credits	(8.1)	(7.4)	(6.9)
State income taxes, net of federal benefit	(4.7)	(9.7)	(3.7)
Permanent differences	4.8	0.5	2.4
Rate change related to TCJA	—	—	41.9
Other	2.8	(1.3)	(0.6)
Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2019 and 2018.

The Company has not conducted a study of its research and development tax credit carryforwards. Such a study might result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations and comprehensive loss if an adjustment was required.

The Company files income tax returns in the U.S. federal, Massachusetts and Pennsylvania jurisdictions. The Company is no longer subject to tax examinations for years before 2016, except to the extent that it utilizes NOLs or tax credit carryforwards that originated before 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations and comprehensive loss as general and administrative expense.

Note 15.  Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. Prior to August 2018, the Company historically contributed up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Effective August 2018, the Company began contributing up to 5% of employee base salary, by matching 100% of the first 5% of annual base salary contributed by each employee.  Approximately $0.3 million, $0.2 million and $0.3 million of 401(k) benefits were charged to operating expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 16.  Related Party Transactions

Baker Brothers

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, a member of Company’s Board until his resignation in June 2019, is an employee of Baker Bros. Advisors, LP. As of December 31, 2019, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,608,786 shares of the Company’s common stock, representing approximately 16% of the Company's outstanding common stock.

During 2019, Baker Brothers purchased shares of the Company’s Series B1 Preferred Stock and accompanying warrants to purchase common stock in connection with the 2019 Private Placement, as more fully described in Note 7. Concurrent with the 2019 Private Placement, the Company amended the warrants initially issued to Baker Brothers and other holders on May 7, 2013, September 30, 2013 and February 10, 2014 to remove expiration date.  Following the amendment, these warrants will not expire.

During 2018, Baker Brothers exercised warrants to purchase 2,700,791 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

During 2017, Baker Brothers purchased shares of the Company’s common stock in connection with underwritten public offerings of shares of the Company’s common stock as more fully described in Note 8.

As of December 31, 2019, Baker Brothers held warrants to purchase up to 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share, warrants to purchase up to 2,368,400 shares of the Company’s common stock (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock), at an exercise price of $1.52 per share (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, $152 per Series B1 Preferred Warrant Share.

Pillar Investment Entities

Youssef El Zein, a member of the Company’s board of directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”) and Pillar Pharmaceuticals V, L.P. (“Pillar V”), Pillar Pharmaceuticals 6 L.P. and Pillar Partners Foundation L.P. (collectively, the “Pillar Investment Entities”). As of December 31, 2019, the Pillar Investment Entities own approximately 11% of the Company's common stock.

During 2018, Participations Besancon, an investment fund advised by Pillar Invest having no affiliation with Mr. El Zein, exercised warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $0.6 million.

During 2017, Pillar II exercised 629,257 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $3.5 million and Besancon exercised 364,752 warrants to purchase shares of the Company’s common stock at a total exercise price of approximately $1.9 million.  The warrant exercise prices had been established at the time that the warrants were purchased.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of approximately $0.1 million incurred during each of the years ended December 31, 2019, 2018 and 2017, respectively, the Company issued 53,985,  13,654, and 7,867 shares of common stock, respectively, to certain of its directors.  Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 17.  Net Loss per Common Share Applicable to Common Stockholders

Net loss applicable to common stockholders represents net loss adjusted for deemed dividends related to the December 2019 Private Placement, as more fully described in Note 7. Basic and diluted net loss per common share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive securities, which include outstanding stock option awards, unvested restricted stock units, common stock warrants, convertible preferred stock and securities underlying the Future Tranche Rights (see Note 7), are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. For the years ended December 31, 2019, 2018 and 2017, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities that were excluded from the calculation of diluted net loss per share applicable to common stockholders, due to their anti-dilutive effect, were 61,289,079,  6,075,339, and 8,145,188 as of December 31, 2019, 2018 and 2017, respectively.  Such antidilutive securities consisted of stock options, unvested restricted stock units, convertible preferred stock, warrants and securities underlying Future Tranche Rights as December 31, 2019, and consisted of stock options, convertible preferred stock and warrants as of December 31, 2018 and 2017.

Note 18.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Proceeds from Sale of Common Stock

"At-The-Market" Equity Program

During the period January 1, 2020 through March 11, 2020, the Company sold 403,983 shares of its common stock pursuant to the ATM Agreement, as more fully described in Note 8, resulting in net proceeds after deduction of commissions of $0.6 million.

Common Stock Purchase Agreement

During the period January 1, 2020 through March 11, 2020, the Company sold 450,000 shares of its common pursuant to the LPC Purchase Agreement, as more fully described in Note 8, resulting in net proceeds of $0.8 million.