Form 10-Q
period 2020-06-30
IDERA PHARMACEUTICALS, INC.
filed 2020-08-04
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	35,199,246
Class	Outstanding as of July 31, 2020

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Form 10-K”), and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands)	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$27,810	$40,019
Short-term investments	3,196	2,774
Prepaid expenses and other current assets	2,681	3,475
Total current assets	33,687	46,268
Property and equipment, net	63	97
Operating lease right-of-use asset	965	1,054
Other assets	70	70
Total assets	$34,785	$47,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$345	$457
Accrued expenses	7,023	7,461
Operating lease liability	166	163
Future tranche right liability	—	46,436
Total current liabilities	7,534	54,517
Warrant liability, long-term	3,053	3,241
Future tranche right liability, long-term	41,074	—
Operating lease liability, net of current portion	815	899
Total liabilities	52,476	58,657

Commitments and contingencies
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series B1 redeemable convertible preferred stock (Note 7); Designated — 278 shares, Issued and outstanding — 24 shares at June 30, 2020 and December 31, 2019	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares; Issued and outstanding — 34,291 and 29,672 at June 30, 2020 and December 31, 2019, respectively	34	30
Additional paid-in capital	718,574	709,692
Accumulated deficit	(736,299)	(720,890)
Total stockholders’ deficit	(17,691)	(11,168)
Total liabilities and stockholders’ deficit	$34,785	$47,489
*	The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Alliance revenue	$—	$1,448	$—	$1,448
Operating expenses:
Research and development	5,379	10,024	$14,889	$18,126
General and administrative	2,632	2,895	6,274	6,038
Restructuring costs	—	45	—	176
Total operating expenses	8,011	12,964	21,163	24,340
Loss from operations	(8,011)	(11,516)	(21,163)	(22,892)
Other income (expense):
Interest income	27	339	152	743
Warrant revaluation (loss) gain	(913)	—	188	—
Future tranche right revaluation (loss) gain	(15,349)	—	5,362	—
Foreign currency exchange gain (loss)	20	1	52	(1)
Net loss	$(24,226)	$(11,176)	$(15,409)	$(22,150)

Net loss per share applicable to common stockholders (Note 12)
— Basic	$(0.72)	$(0.39)	$(0.48)	$(0.79)
— Diluted	$(0.72)	$(0.39)	$(0.52)	$(0.79)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders
— Basic	33,583	28,461	31,941	28,070
— Diluted	33,583	28,461	34,123	28,070

Comprehensive loss:
Net loss	$(24,226)	$(11,176)	$(15,409)	$(22,150)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	2
Total other comprehensive income	—	—	—	2
Comprehensive loss	$(24,226)	$(11,176)	$(15,409)	$(22,148)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(15,409)	$(22,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,504	1,905
Warrant liability revaluation gain	(188)	—
Future tranche right liability revaluation gain	(5,362)	—
Issuance of common stock for services rendered	98	59
Accretion of discounts on short-term investments	(36)	(353)
Unrealized gain on available-for-sale securities	—	2
Depreciation and amortization expense	41	67
Gain on disposal of property and equipment	—	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	819	(423)
Accounts payable, accrued expenses, and other liabilities	(575)	(2,426)
Other	8	—
Net cash used in operating activities	(19,100)	(23,330)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(5,535)	(35,486)
Proceeds from maturity of available-for-sale securities	5,149	23,350
Proceeds from the sale of property and equipment	—	11
Purchases of property and equipment	(7)	(11)
Net cash used in investing activities	(393)	(12,136)

Cash Flows from Financing Activities:
Proceeds from common stock financings, net	7,230	3,857
Proceeds from employee stock purchases	54	68
Other	—	(6)
Net cash provided by financing activities	7,284	3,919
Net decrease in cash and cash equivalents	(12,209)	(31,547)
Cash and cash equivalent, beginning of period	40,019	71,431
Cash and cash equivalents, end of period	$27,810	$39,884

Supplemental disclosure of cash flow information:
Increase to right-of-use asset upon adoption of ASC 842	$—	$261
Increase to lease liability upon adoption of ASC 842	$—	$261
Supplemental disclosure of non-cash financing and investing activities:
Capitalized offering costs in accounts payable and accrued expenses	$25	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Six Months Ended June 30, 2019
							Accumulated
	Series B1 Preferred		Common Stock		Additional		Other	Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2018	—	$—	27,188	$27	$728,342	$(664,375)	$—	$63,994
Sale of common stock, net of issuance costs	—	—	533	1	1,584	—	—	1,585
Issuance of commitment shares (Note 8)	—	—	270	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	11	—	26	—	—	26
Issuance of common stock for services rendered	—	—	6	—	23	—	—	23
Stock-based compensation	—	—	—	—	1,016	—	—	1,016
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Net loss			—	—	—	(10,974)	—	(10,974)
Balance, March 31, 2019	—	$—	28,008	$28	$730,991	$(675,349)	$2	$55,672
Sale of common stock, net of issuance costs	—	—	786	1	2,271	—	—	2,272
Issuance of common stock under employee stock purchase plan	—	—	19	—	42	—	—	42
Issuance of common stock for services rendered	—	—	14	—	36	—	—	36
Stock-based compensation	—	—	—	—	889	—	—	889
Net loss	—	—	—	—	—	(11,176)	—	(11,176)
Balance, June 30, 2019	—	$—	28,827	$29	$734,229	$(686,525)	$2	$47,735

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30, 2020
							Accumulated
	Series B1 Preferred		Common Stock		Additional		Other	Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2019	24	$—	29,672	$30	$709,692	$(720,890)	$—	$(11,168)
Sale of common stock, net of issuance costs	—	—	854	1	1,405	—	—	1,406
Issuance of common stock under employee stock purchase plan	—	—	19	—	25	—	—	25
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	48	—	—	—	—	—
Issuance of common stock for services rendered	—	—	14	—	26	—	—	26
Stock-based compensation	—	—	—	—	750	—	—	750
Net income	—	—	—	—	—	8,817	—	8,817
Balance, March 31, 2020	24	$—	30,607	$31	$711,898	$(712,073)	$—	$(144)
Sale of common stock, net of issuance costs	—	—	3,607	3	5,821	—	—	5,824
Issuance of common stock under employee stock purchase plan	—	—	21	—	29	—	—	29
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	56	—	72	—	—	72
Stock-based compensation	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	(24,226)	—	(24,226)
Balance, June 30, 2020	24	$—	34,291	$34	$718,574	$(736,299)	$—	$(17,691)

The accompanying notes are an integral part of these financial statements

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2020

Note 1. Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. The Company’s current focus is on its Toll-like receptor (“TLR”) agonist, tilsotolimod (IMO-2125), for oncology. The Company believes it can develop and commercialize targeted therapies on its own.  To the extent the Company seeks to develop drug candidates for broader disease indications, it has entered into and may explore additional collaborative alliances to support development and commercialization.

Liquidity and Financial Condition

As of June 30, 2020, the Company had an accumulated deficit of $736.3 million and a cash, cash equivalents, and short-term investments balance of $31.0 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently believes that the Company’s balance of cash, cash equivalents, and short-term investments on hand as of June 30, 2020, plus $5.1 million gross proceeds received in July 2020 pursuant to the July 2020 Securities Purchase Agreement (Note 13), is sufficient to fund operations into the second quarter of 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern through the one-year period from the date these financial statements are issued. Management’s plans that are intended to mitigate the risk of going concern include raising additional capital through the Company’s December 2019 Securities Purchase Agreement (Note 7), Common Stock Purchase Agreement (Note 8), “At-The-Market” Equity Program (Note 8), April 2020 Securities Purchase Agreement (Note 8), July 2020 Securities Purchase Agreement (Note 13), or additional financing or strategic transactions.  Management’s plans may also include the possible deferral of certain operating expenses unless additional capital is received. The Company has and will continue to evaluate available alternatives to extend its operations beyond the one-year period after the date the financial statements are issued. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2019 Form 10-K.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at June 30, 2020 and December 31, 2019 consisted of cash and money market funds.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of June 30, 2020 and December 31, 2019, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, receivables and warrant and future tranche right liabilities. The estimated fair values of these financial instruments approximate their carrying values. As of June 30, 2020, the Company did not have any other derivatives, or any hedging or other similar financial instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and short-term investments. The Company’s credit risk is managed by investing in highly rated money market instruments, corporate bonds, commercial paper and/or other debt securities. Due to these factors, no significant credit risk is believed by management to be inherent in the Company’s assets. As of June 30, 2020, all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC Topic 842, Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in long-term right-of-use assets and current and long-term lease liabilities within the Company’s condensed balance sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The right-of-use assets are tested for impairment according to ASC Topic 360, Property, Plant, and Equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of June 30, 2020 and December 31, 2019, the Company’s operating lease ROU asset and corresponding short-term and long-term lease liabilities relate to its existing Exton, PA facility operating lease which expires on May 31, 2025 as a result of the Company’s election to exercise its five-year renewal option in January 2020.

Note 2. Summary of Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and/or ASC Topic 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement. Freestanding warrants for shares that are potentially redeemable, whereby the Company may be required to transfer assets (e.g. cash or other assets) outside of its control, are classified as liabilities. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Warrant Revaluation (Loss) Gain in the Company’s condensed statements of operations and comprehensive loss. Equity-classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement. For additional discussion on warrants, see Note 7.

Future Tranche Right Liability

On December 23, 2019, the Company entered into a Securities Purchase Agreement (the “December 2019 Securities Purchase Agreement”) with institutional investors affiliated with Baker Brothers (the “Purchasers”), an existing stockholder and related party (see Note 11). As more fully described in Note 7, the December 2019 Securities Purchase Agreement contains call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable). The Company determined that these call options represent freestanding financial instruments and accounts for the options as liabilities (“Future Tranche Right Liability”) under ASC 480, which requires the measurement and recognition of the fair value of the liability at the time of issuance and at each reporting period. Any change in fair value is recognized in Future Tranche Right Liability Revaluation (Loss) Gain in the Company’s condensed statements of operations and comprehensive loss.

As of June 30, 2020, the Future Tranche Right Liability is classified as a long-term liability in the Company’s condensed balance sheet as settlement is in the form of the applicable Series B convertible preferred stock and warrants exercisable for shares of either Series B1 Preferred Stock or the Company’s common stock. As of December 31, 2019, the Future Tranche Right Liability was classified as a current liability as the Future Tranche Rights and related Option Fee, each defined in Note 7, were subject to the Company obtaining required shareholder approval and filing the Charter Amendment, as defined in Note 3.

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

Income Taxes

In accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and six months ended June 30, 2020 and 2019, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either June 30, 2020 or December 31, 2019 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted ASU 2016-13 in the first quarter of 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements.

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

COVID-19

The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company applies the guidance in ASC Topic 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis.  Fair value is measured at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability
●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Note 3. Fair Value Measurements (Continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2020.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2020 and December 31, 2019 categorized by the level of inputs used in the valuation of each asset and liability.

	June 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	27,560	27,560	—	—
Short-term investments – commercial paper	3,196	—	3,196	—
Total assets	$31,006	$27,810	$3,196	$—
Liabilities
Warrant liability	$3,053	$—	$—	$3,053
Future tranche right liability	41,074	—	—	41,074
Total liabilities	$44,127	$—	$—	$44,127

	December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	39,769	39,769	—	—
Short-term investments – commercial paper	2,774	—	2,774	—
Total assets	$42,793	$40,019	$2,774	$—
Liabilities
Warrant liability	$3,241	$—	$—	$3,241
Future tranche right liability	46,436	—	—	46,436
Total liabilities	$49,677	$—	$—	$49,677

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

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Future Tranche Right Liability

The reconciliation of the Company's warrant and future tranche right liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Future
	Warrant	Tranche Right
(In thousands)	Liability	Liability
Balance, December 31, 2019	$3,241	$46,436
Change in the fair value of liability	(188)	(5,362)
Balance, June 30, 2020	$3,053	$41,074

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

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.42%	1.79%
Expected dividend yield	—	—
Expected term (years)	6.48	6.98
Expected volatility	80%	80%
Exercise price (per share)	$1.52	$1.52

Assumptions Used in Determining Fair Value of Future Tranche Rights

The Company utilizes a binomial lattice model to value the Series B2 (tranche 2) and B3 (tranche 3) tranches and a Monte Carlo simulation to value the Series B4 (tranche 4) future tranche rights. The Company selected these models as it believes they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Rights (as defined in Note 7). Such assumptions include, among other inputs, stock price volatility, risk-free rates, redemption and early exercise assumptions, cancellation and conversion assumptions, and the potential for future adjustment of the conversion price due to a future dilutive financing.

The estimated fair value of the Future Tranche Rights is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the valuation models are as follows:

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.49% - 0.55%	1.84% - 1.88%
Expected dividend yield	—	—
Expected term (years) of call option on preferred stock	0.66 - 1.62	1.16 - 2.16
Expected term (years) of warrants	7.66 - 8.62	8.16 - 9.16
Expected volatility	80%	80%
Exercise price (per share) for common stock equivalent for preferred stock and warrant	$1.52 - 1.82	$1.52 - 1.82

Note 4. Investments

The Company’s available-for-sale investments at fair value consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$3,196	$—	$—	$3,196
Total short-term investments	$3,196	$—	$—	$3,196

	December 31, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$2,774	$—	$—	$2,774
Total short-term investments	$2,774	$—	$—	$2,774

The Company had no realized gains or losses from the sale of investments in available-for-sale securities during each of the six months ended June 30, 2020 and December 31, 2019. In accordance with ASU 2016-13, if the fair value of the Company’s investments in available-for-sale debt securities is less than the amortized cost, the Company records (i) an allowance for credit losses with a corresponding charge to net income (loss) for any credit-related impairment, with subsequent improvements in expected credit losses recognized as a reversal of the allowance, and/or (ii) any non-credit impairment loss to other comprehensive income (loss).

As of June 30, 2020 and December 31, 2019, the Company had no allowance for credit losses pertaining to the Company’s investments in available-for-sale debt securities. Additionally, there were no impairment charges or recoveries recorded during each of the periods ended June 30, 2020 and December 31, 2019.

Note 5. Property and Equipment

At June 30, 2020 and December 31, 2019, property and equipment, net, consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Leasehold improvements	$107	$107
Equipment and other	770	764
Total property and equipment, at cost	$877	$871
Less: Accumulated depreciation and amortization	814	774
Property and equipment, net	$63	$97

Depreciation and amortization expense on property and equipment was less than $0.1 million for each of the three and six months ended June 30, 2020 and 2019. Additionally, there were no non-cash property additions or impairment-related charges recognized during each of the respective time periods.

Note 6. Accrued Expenses

At June 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Payroll and related costs	$1,796	$2,179
Clinical and nonclinical trial expenses	4,405	4,199
Professional and consulting fees	692	859
Restructuring expenses	16	113
Other	114	111
Total accrued expenses	$7,023	$7,461

Note 7. Redeemable Convertible Preferred Stock

December 2019 Private Placement

On December 23, 2019, the Company entered into the December 2019 Securities Purchase Agreement, under which the Company sold 23,684 shares of Series B1 convertible preferred stock (“Series B1 Preferred Stock”) and warrants to purchase 2,368,400 shares of the Company’s common stock at an exercise price of $1.52 per share (or, if the holder elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock at an exercise price of $152 per share) for aggregate gross proceeds of $3.9 million (the “Initial Closing”).

In addition, the Company has agreed to sell to the Purchasers, at their option and subject to certain conditions, shares of Series B2 convertible preferred stock (“Series B2 Preferred Stock”), Series B3 convertible preferred stock (“Series B3 Preferred Stock”) and Series B4 convertible preferred stock (“Series B4 Preferred Stock) and accompanying warrants to purchase common stock (or preferred stock at the election of the holder) over a 21-month period following stockholder approval for the Charter Amendment (the “Future Tranche Rights”). As of June 30, 2020, the Company’s outstanding Future Tranche Rights are as follows:

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

As consideration for the Future Tranche Rights, the Company received aggregate gross proceeds of $6.2 million (the “Option Fee”) in December 2019. In the event the Company did not receive the required shareholder approval to increase the Company’s authorized shares of common stock in an amount sufficient to cover the conversion of all potential convertible securities issuable under the December 2019 Securities Purchase Agreement on or prior to December 31, 2020, the Option Fee was refundable to the Purchasers. At the Company’s 2020 Annual Meeting of Stockholders held on May 12, 2020, stockholders of the Company voted to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock, par value $0.001 per share, to 140,000,000 (the “Charter Amendment”), representing an amount sufficient to cover the conversion of all potential future convertible securities. As a result of stockholder approval of the Charter Amendment, the Company is not required to return the Option Fee.

Note 7. Redeemable Convertible Preferred Stock (Continued)

The purchase and sale of the securities issuable under tranches 2, 3 and 4 may occur in up to three separate closings, each to be conducted at the Purchasers’ discretion. The right of the Purchasers to purchase Series B2, Series B3 and Series B4 Preferred Stock will expire on February 12, 2021 (or on the 10th business day following the Company’s ORR Data Announcement, as defined in the December 2019 Securities Purchase Agreement, for its ILLUMINATE-301 study, if later), August 12, 2021, and February 12, 2022, respectively. However, the Purchasers’ right to purchase securities under tranches 3 and 4 is contingent on the purchase of all of the securities in each preceding tranche right. In the event the Purchaser’s do not purchase all of the securities in a given tranche, their right to purchase shares in future tranches terminates and any outstanding warrants issued under the December 2019 Securities Purchase Agreement would terminate. Additionally, the Company has the right to decline the Series B4 Preferred Stock investment if its common stock trades at $7.60 for 20 days out of 30 days subsequent to the closing of the Series B3 Preferred Stock investment.

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

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock is currently classified as temporary equity. While the Series B1 Preferred Stock is not currently redeemable, it will become redeemable either on (i) the fifth anniversary of the initial issue date, or December 23, 2024, provided that certain events (the “Redemption Loss Events”) do not occur first or (ii) upon a liquidation or deemed liquidation event, provided that certain events (the “Liquidation Loss Events”) do not occur first. The Company cannot assess the probability of whether the Redemption Loss Events will occur prior to the fifth anniversary of the initial issue date, if ever, as certain factors triggering such events are outside the control of the Company. Accordingly, the carrying value of the Series B1 Preferred Stock is being accreted to its redemption value as of June 30, 2020. In the event the holders of the Series B1 Preferred Stock lose their right to request redemption, the Series B Preferred Stock will no longer be accreted to its redemption value until redemption upon a liquidation event is deemed probable. For the three and six months ended June 30, 2020, accretion was de minimis.

Note 8. Stockholders’ Equity

Common Stock – Authorized Shares

On May 12, 2020, the Company’s stockholders approved the Charter Amendment. Also on May 12, 2020, following stockholder approval, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

Equity Financings

April 2020 Private Placement

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 Securities Purchase Agreement”) with Pillar Partners, an existing stockholder and related party as more fully described in Note 11, under which the Company sold 3,039,514 shares of common stock and accompanying warrants to purchase 3,039,514 shares of the Company’s common stock with an exercise price of $2.28 per share, for aggregate gross proceeds of $5.0 million. Each share and the accompanying common warrant had a combined purchase price of $1.645, which included $0.125 for each share of common stock underlying each warrant.

Note 8. Stockholders’ Equity (Continued)

Through June 30, 2020, net proceeds received pursuant to the April 2020 Securities Purchase Agreement, after deduction of offering expenses, was $4.7 million. All proceeds have been recorded within the Company’s condensed statements of stockholders’ equity (deficit) as all securities issued in connection with the April 2020 Securities Purchase Agreement, including the option provided to Pillar Partners’ to participate in the April 2020 Private Placement Second Closing as further described below, were determined to be freestanding equity-classified instruments.

In addition, the Company has agreed to sell to Pillar Partners, at its option, 2,747,252 shares of the Company’s common stock (or pre-funded warrants to purchase shares of the Company’s common stock in lieu of certain shares to the extent that purchasing such shares will cause Pillar Investment Entities to beneficially own in excess of 19.99% of the total number of shares of common stock outstanding post transaction) and warrants to purchase up to 1,373,626 shares of the Company’s common stock (with an exercise price of $2.71), for aggregate gross proceeds of $5.0 million (the “April 2020 Private Placement Second Closing”). Each share and the accompanying 0.5 common warrant will have a combined purchase price of $1.82 and each pre-funded warrant and the accompanying 0.5 common warrant will have a combined purchase price of $1.81. The pre-funded warrants issued in the April 2020 Private Placement Second Closing will have an exercise price of $0.01 per share of common stock. The April 2020 Private Placement Second Closing can occur on or before December 30, 2020 (at the option of Pillar Partners) and will be held on or before the fifth day following delivery of written notice by Pillar Partners to the Company; provided that, if at any time after June 30, 2020, the Company’s common stock has achieved a closing price on the Nasdaq Capital Market of at least $3.01 per share for twenty (20) consecutive trading days, the Company may elect, in its sole discretion, to cancel the April 2020 Private Placement Second Closing.

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion (the “LPC Purchase Agreement”). As consideration for entering into the LPC Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019 was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares. During the six months ended June 30, 2020 and 2019, the Company sold 600,000 and 785,848 shares pursuant to the LPC Purchase Agreement, resulting in net proceeds of $1.1 million and $2.3 million, respectively. As of June 30, 2020, the Company may sell up to an additional $30.2 million of shares under the LPC Agreement, subject to certain limitations.

"At-The-Market" Equity Program

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent. Subject to the terms and conditions of the ATM Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. During the six months ended June 30, 2020 and 2019, the Company sold 821,018 and 532,700 Shares, respectively, pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $1.4 million and $1.6 million, respectively. As of June 30, 2020, the Company may sell up to an additional $46.8 million of shares under the ATM Agreement.

Note 8. Stockholders’ Equity (Continued)

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common and preferred stock. The Company accounts for common and preferred stock warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes outstanding warrants to purchase shares of the Company’s common and preferred stock as of June 30, 2020 and December 31, 2019:

	Number of Shares
	June 30,	December 31,	Weighted-Average
Description	2020	2019	Exercise Price	Expiration Date
Liability-classified Warrants
December 2019 Series B1 warrants (1)	2,368,400	2,368,400	$ 1.52	Dec 2026
	2,368,400	2,368,400
Equity-classified Warrants
May 2013 warrants	1,949,754	1,949,754	$ 0.08	None
September 2013 warrants	514,756	514,756	$ 0.08	None
February 2014 warrants	266,006	266,006	$ 0.08	None
April 2020 warrants	3,039,514	—	$ 2.28	Apr 2023
	5,770,030	2,730,516
Total outstanding	8,138,430	5,098,916
(1)	The Series B1 warrants are exercisable for either common stock (exercise price of $1.52) or Series B1 Convertible Preferred Stock (exercise price of $152) at the discretion of the warrant holder.

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

Note 9. Collaboration and License Agreements (Continued)

The Company accounts for the Licensee Agreement in accordance with ASC Topic 606. As of June 30, 2020, the Option Fee and all potential future development/sales milestone payments were fully constrained, and there were no remaining performance obligations under the Licensee Agreement. The Company re-evaluates its performance obligations and the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As disclosed above, in connection with the Licensee Agreement, the Company owns 10% of Licensee’s outstanding common stock, subject to future adjustment. The Company accounts for the investment using the measurement alternative provided for in ASC Topic 321, Investments-Equity Securities, as the equity securities are without a readily determinable fair value, and the arrangement does not result in Idera having control or significant influence over Licensee. Accordingly, the securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes and are recorded in Other assets at a value of less than $0.1 million in the accompanying balance sheets. As of June 30, 2020, the Company considered the cost of the investment to not exceed the fair value of the investment and did not identify any observable price changes.

Note 10. Stock-Based Compensation

As of June 30, 2020, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (as amended to date, the “2017 ESPP”), each as more fully described below.

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

As of June 30, 2020, options to purchase a total of 4,035,439 shares of common stock and 376,210 restricted stock units were outstanding and up to 1,464,378 shares of common stock remained available for grant under the 2013 Plan.

Other Awards and Inducement Grants

The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of June 30, 2020, options to purchase a total of 327,262 shares of common stock were outstanding under the 2008 Plan. In addition, as of June 30, 2020, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding. These options were issued outside of the 2013 Plan to certain newly-hired employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of such new hires’ employment compensation.

Note 10. Stock-Based Compensation (Continued)

2017 Employee Stock Purchase Plan

The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. As of June 30, 2020, 281,317 shares remained available for issuance under the 2017 ESPP.

For the six months ended June 30, 2020 and 2019, the Company issued 40,024 and 30,570 shares of common stock, respectively, under the 2017 ESPP and received proceeds of less than $0.1 million during each period, as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's condensed statements of operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation:
Research and development
Employee Stock Purchase Plans	$15	$12	$26	$18
Equity Incentive Plans	192	320	385	650
	$207	$332	$411	$668
General and administrative
Employee Stock Purchase Plans	$1	$8	$2	$14
Equity Incentive Plans	546	549	1,091	1,223
	$547	$557	$1,093	$1,237
Total stock-based compensation expense	$754	$889	$1,504	$1,905

During the six months ended June 30, 2020 and 2019, the weighted average fair market value of stock options granted was $1.09 and $1.83, respectively.

Note 10. Stock-Based Compensation (Continued)

The following weighted average assumptions apply to the options to purchase 727,129 and 610,002 shares of common stock granted to employees and directors during the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended
	June 30,
	2020	2019
Average risk-free interest rate	1.5%	2.3%
Expected dividend yield	—	—
Expected lives (years)	3.9	4.0
Expected volatility	82.5%	82.8%
Weighted average exercise price (per share)	$1.82	$3.02

All options granted during the six months ended June 30, 2020 and 2019 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2020:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,220,417	$13.08	6.6	$—
Granted	727,129	1.82
Exercised	—	—
Forfeited	(38,874)	5.67
Expired	(152,221)	19.83
Outstanding at June 30, 2020 (1)	4,756,451	$11.20	6.8	$—
Exercisable at June 30, 2020	2,541,439	$17.18	5.0	$—
(1)Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the six months ended June 30, 2020 was $1.5 million. As of June 30, 2020, there was $4.5 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.3 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the six months ended June 30, 2020:

($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2019	193,625	$3.14
Granted	237,675	1.79
Cancelled	(6,688)	2.34
Vested	(48,402)	3.14
Nonvested shares at June 30, 2020	376,210	$2.30

As of June 30, 2020, there was $0.7 million of unrecognized compensation expense related to the restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.

Note 11.  Related Party Transactions

Baker Brothers

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, a member of Company’s Board until his resignation in June 2019, is an employee of Baker Bros. Advisors, LP. As of June 30, 2020, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,608,786 shares of the Company’s common stock, representing approximately 13% of the Company's outstanding common stock.

As of June 30, 2020, Baker Brothers held warrants to purchase up to 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share, and warrants to purchase up to 2,368,400 shares of the Company’s common stock (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock), at an exercise price of $1.52 per share (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, $152 per Series B1 Preferred Warrant Share).

Pillar Investment Entities

Youssef El Zein, a member of the Company’s board of directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation, which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”), Pillar Pharmaceuticals V, L.P. (“Pillar V”), Pillar Pharmaceuticals 6 L.P. (“Pillar 6”), and Pillar Partners Foundation, L.P. (“Pillar Partners”) (collectively, “Pillar”). As of June 30, 2020, Pillar owned approximately 18% of the Company's common stock.

In April 2020, the Company sold shares of common stock and common stock warrants to Pillar Partners in a private placement transaction as more fully described in Note 8. As of June 30, 2020, Pillar held warrants to purchase up to 3,039,514 shares of the Company’s common stock at an exercise price of $2.28 and an option to purchase Company securities in the April 2020 Private Placement Second Closing, provided for in the April 2020 Securities Purchase Agreement, as more fully described in Note 8.

Subsequent to June 30, 2020, in July 2020, the Company sold shares of its common stock, pre-funded warrants and warrants to purchase shares of the Company’s common stock to Pillar Partners in a private placement transaction, as more fully described in Note 13.  Immediately following the private placement transaction, Pillar owned approximately 19.99% of the Company’s common stock.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of $0.1 million during each of the six months ended June 30, 2020 and 2019, the Company issued 96,551 and 26,331 shares of common stock, respectively, to certain of its directors. Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Note 12. Net Loss per Common Share

The Company uses the two-class method to compute net income (loss) per common share during periods the Company realizes net income and has securities outstanding (redeemable convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. In addition, the Company analyzes the potential dilutive effect of outstanding redeemable convertible preferred stock under the "if-converted" method when calculating diluted earnings per share and reports the more dilutive of the approaches (two class or "if-converted"). The two-class method is not applicable during periods with a net loss, as the holders of the redeemable convertible preferred stock have no obligation to fund losses. For all periods presented, the two-class method was not applicable.

The Company also analyzes the potential dilutive effect of stock options, restricted stock units, warrants and shares underlying future tranche rights under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

Details in the computation of basic and diluted net loss per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands except per share data)	2020	2019	2020	2019
Net loss per share — Basic:
Net loss	$(24,226)	$(11,176)	$(15,409)	$(22,150)
Denominator for basic net loss per share	33,583	28,461	31,941	28,070
Basic net loss per common share	$(0.72)	$(0.39)	$(0.48)	$(0.79)

Net loss per share — Diluted:
Net loss	$(24,226)	$(11,176)	$(15,409)	$(22,150)
Less: Future tranche right revaluation gain applicable to dilutive liability-classified future tranche rights	—	—	(2,284)	—
Numerator for diluted net loss per share	$(24,226)	$(11,176)	$(17,693)	$(22,150)

Denominator for basic net loss per share	33,583	28,461	31,941	28,070
Plus: Incremental shares underlying “in the money” liability-classified future tranche rights outstanding	—	—	2,182	—
Denominator for diluted net loss per share	33,583	28,461	34,123	28,070
Diluted net loss per common share	$(0.72)	$(0.39)	$(0.52)	$(0.79)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2020 and 2019. Total antidilutive securities excluded from the calculation of diluted net loss per share for the respected periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock options	4,756	3,844	4,756	3,844
Restricted stock units	376	194	376	194
Common stock warrants	8,138	2,769	8,138	2,769
Convertible preferred stock	2,369	—	2,369	—
Future tranche rights	53,528	—	33,791	—
Total	69,167	6,807	49,430	6,807

Note 13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

July 2020 Private Placement

On July 13, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 Securities Purchase Agreement”) with Pillar Partners, an existing stockholder and related party as more fully described in Note 11, under which the Company sold in a private placement transaction (i) 749,993 shares of common stock, (ii) pre-funded warrants to purchase up to 2,014,234 shares of common stock, at an exercise price of $0.01 per share, in lieu of certain shares of common stock to the extent that purchasing such shares would have caused Pillar Partners to beneficially own in excess of 19.99% of the total number of shares of the Company’s common stock outstanding post transaction, and (iii) warrants to purchase 2,764,227 shares of the Company’s common stock with an exercise price of $2.58 per share, for aggregate gross proceeds of $5.1 million. Each share (or pre-funded warrant) and the accompanying common warrant had a combined purchase price of $1.845, which included $0.125 for each share of common stock underlying each accompanying warrant.

In addition, the Company has agreed to sell to Pillar Partners, at its option, pre-funded warrants to purchase up to 784,615 shares of the Company’s common stock, at an exercise price of $0.01 per share, and warrants to purchase up to 274,615 shares of the Company’s common stock, at an exercise price of $9.75, for aggregate gross proceeds of $5.1 million (the “July 2020 Private Placement Second Closing”). Each pre-funded warrant and the 0.35 associated common warrant will have a combined purchase price of $6.50 ($6.45625 per pre-funded warrant plus $0.04375 per 0.35 associated common warrant). The July 2020 Private Placement Second Closing will occur on or before the tenth Business Day following the ORR Data Announcement (as defined in the Securities Purchase Agreement) and will be held on or before the fifth day following delivery of written notice by Pillar Partners to the Company.

Subject to certain beneficial ownership limitation, the pre-funded warrants will be immediately exercisable upon issuance and do not have an expiration date.

The common warrants are exercisable at any time or times upon issuance, provided that Pillar Partners will be prohibited, subject to certain exceptions, from exercising to the extent that immediately prior to or after giving effect to such exercise, Pillar Partners, together with their affiliates and other attribution parties, would own more than 19.99% of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The common warrants will expire three years from the date of issuance.

Concurrent with the execution of the July 2020 Securities Purchase Agreement, the Company entered into a registration rights agreement (the “July 2020 Registration Rights Agreement”) with Pillar Partners, pursuant to which the Company agreed, following demand by Pillar Partners, to file a registration statement on Form S-3 covering the resale of all of the registrable securities as promptly as reasonably practicable following such demand, and in any event within 60 days of such demand.

The foregoing descriptions of the July 2020 Securities Purchase Agreement, July 2020 Registration Rights Agreement, and the warrants are qualified in their entirety by reference to Exhibits 4.1, 4.2,4.4, and 10.1 of this Form 10-Q, which exhibits are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with:

●	our unaudited condensed financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
●	our audited financial statements and accompanying notes included in the 2019 Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2019 Form 10-K, that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial condition.”

Overview

We are a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for both oncology and rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. Our current focus is on our Toll-like receptor (“TLR”) agonist, tilsotolimod (IMO-2125), for oncology. We believe we can develop and commercialize targeted therapies on our own. To the extent we seek to develop drug candidates for broader disease indications, we have entered into and may explore additional collaborative alliances to support development and commercialization.

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

Recent Developments

In April 2020 and July 2020, we entered into two private placement financing transactions, each with Pillar Partners, an existing stockholder and related party, collectively providing for up to an aggregate of $40.7 million in gross proceeds, in which $5.0 million was received in connection with the April 2020 private placement and $5.1 million was received in connection with the July 2020 private placement. Please refer to Note 8 and Note 13 of the notes to the condensed financial statements in this Quarterly Report on Form 10-Q for more information about these private placements.

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

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD-1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301. This trial, which completed target enrollment in March 2020, will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization. The family of primary endpoints of the trial consists of overall response rate (“ORR”) by blinded independent central review using Response Evaluation Criteria in Solid Tumors (“RECIST v1.1”) and median overall survival (“OS”). We believe positive results in either of the primary endpoints could lead to approval in the United States. Key secondary endpoints include durable response rate, duration of response, median time to response, median progression free survival (“PFS”) and patient-reported outcomes using a validated scale. ILLUMINATE-301 is being monitored by an Independent Data Monitoring Committee.

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

The objectives of ILLUMINATE-206 are to test the safety and effectiveness of intratumoral tilsotolimod in combination with nivolumab and ipilimumab for the treatment of solid tumors. During the second quarter of 2020, we changed the study design and eliminated the statistical methodology to allow for flexibility in cohort-specific study designs and optimize the signal finding objective of the study.

Currently, we are evaluating relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab (the “MSS-CRC Cohort”). An initial group of ten patients was enrolled to evaluate the safety of administering the combination of tilsotolimod, nivolumab and ipilimumab. To investigate the safety profile of this triplet combination, ILLUMINATE-206 was designed with a stepwise approach to Yervoy® dosage. Patients in this initial safety cohort of the study, many of whom were heavily pre-treated and rapidly progressing, received 8 mg of intratumoral tilsotolimod and 3 mg/kg of intravenous (IV) Opdivo® every 2 weeks, along with 1 mg/kg of IV Yervoy® every 8 weeks. This regimen was generally well tolerated; no patients discontinued treatment due to adverse events (AEs) and none experienced Grade 4 or 5 AEs. One patient experienced stable disease per RECIST v1.1 criteria and 9 patients progressed as defined by RECIST v1.1. Investigators reported that 6 of the progressing patients had stability or reduction in size of injected lesions and 6 had stability or reduction in overall size of uninjected lesions.

Based on these results, we plan to enroll additional patients in the MSS-CRC cohort of ILLUMINATE-206. Planned changes in the study design intended to improve potential outcomes in this patient population include increasing the frequency of Yervoy® dosing to every 3 weeks and limiting the number of allowed prior lines of treatment to two. Enrollment of the next 10 patients is targeted to begin in the fourth quarter of 2020. Pending data from those patients, the trial may be expanded further.

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

Our significant accounting policies are described in Note 2 of the notes to our financial statements included in our 2019 Form 10-K. However, please refer to Note 2 in the accompanying notes to the condensed financial statements contained in this Quarterly Report on Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to (i) research and development prepayments, accruals and related expenses, (ii) stock-based compensation, and (iii) warrant and future tranche right liabilities and related revaluation gain (loss), as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2019 Form 10-K, fit the description of critical accounting estimates and judgments.

The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the condensed financial statements in this Quarterly Report on Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of June 30, 2020, we had an accumulated deficit of $736.3 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity (deficit), total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the following:

(i)	sale of common stock, preferred stock, future tranche rights and warrants (including pre-funded warrants);
(ii)	exercise of warrants;
(iii)	debt financing, including capital leases;
(iv)	license fees, research funding and milestone payments under collaborative and license agreements; and
(v)	interest income.

We filed a shelf registration statement on Form S-3 on August 10, 2017, which was declared effective on September 8, 2017, relating to the sale, from time to time, in one or more transactions, up to $250.0 million of common stock, preferred stock, depository shares and warrants. As of July 31, 2020, approximately $107.5 million remained available for issuance under this registration statement, taking into account the full contractual amounts provided for under our Common Stock Purchase Agreement with Lincoln Park Capital Fund LLC (the “LPC Purchase Agreement”) and our "At-The-Market" Equity Program pursuant to a Equity Distribution Agreement with JMP Securities LLC (the “ATM Agreement”), which are more fully described in Note 8 of the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. As described in Note 8, during the six months ended June 30, 2020, we sold 600,000 shares of common stock pursuant to the LPC Purchase Agreement resulting in $1.1 million in net proceeds, 821,018 shares of common stock pursuant to the ATM Agreement resulting in $1.4 million in net proceeds and 3,039,514 shares of common stock with accompanying warrants resulting in net proceeds of $4.7 million.

In addition to the potential funding under the LPC Purchase Agreement and the ATM Agreement, the December 2019 Securities Purchase Agreement (more fully described in Note 7 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), under which we received $10.1 million in gross proceeds in December 2019, provides for up to $87.6 million additional aggregate gross proceeds at the sole discretion of Baker Brothers in connection with additional sales of securities and warrant exercises. Additionally, the April 2020 Securities Purchase Agreement (more fully described in Note 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), under which we received $5.0 million gross proceeds in April 2020, provides for up to $15.7 million additional aggregate gross proceeds at the sole discretion of Pillar Partners in connection with sales of additional securities and warrant exercises. Further, the July 2020 Securities Purchase Agreement (more fully described in Note 13 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), under which we received $5.1 million gross proceeds in July 2020, provides for up to $14.9 million additional aggregate gross proceeds at the sole discretion of Pillar Partners in connection with sales of additional securities and warrant exercises. Assuming Baker Brothers and Pillar Partners exercise their rights under their respective securities purchase agreement and no other forms of external funding, we expect the proceeds could fund operations beyond an NDA filing for tilsotolimod.

See Notes 7, 8, and 13 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our recent equity financing activities.

Funding Requirements

We had cash, cash equivalents, and short-term investments of approximately $31.0 million at June 30, 2020. We believe that, based on our current operating plan, our existing cash, cash equivalents, and short-term investments on hand as of June 30, 2020 will enable us to fund our operations into the second quarter of 2021 allowing us to:

(i)continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301), including announcing key topline data and beginning the filing of a New Drug Application with the FDA;
(ii)initiate and continue enrollment in the signal-finding stage of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206);
(iii)fund certain investigator initiated clinical trials of tilsotolimod; and
(iv)maintain our current level of general and administrative expenses in order to support the business.

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

(i)the results of our clinical development activities in our tilsotolimod program or any other drug candidates we develop on the timelines anticipated;
(ii)the cost, timing, and outcome of regulatory reviews;
(iii)competitive and potentially competitive products and technologies and investors' receptivity to tilsotolimod or any other drug candidates we develop and the technology underlying them in light of competitive products and technologies;
(iv)the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;
(v)the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into;
(vi)our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations; and
(vii)the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our business and our financial results.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. Additionally, Baker Brothers may not exercise their right to purchase shares of convertible preferred stock and common warrants or exercise warrants in connection with the December 2019 Securities Purchase Agreement and Pillar Partners may not exercise their right to purchase shares of common stock (or pre-funded warrants) and common warrants, or exercise common warrants in connection with the April 2020 Securities Purchase Agreement or the July 2020 Securities Purchase Agreement. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 14 to the financial statements included in our 2019 Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(19,100)	$(23,330)
Investing activities	(393)	(12,136)
Financing activities	7,284	3,919
Decrease in cash and cash equivalents	$(12,209)	$(31,547)

Operating Activities. The net cash used in operating activities for all periods presented consists primarily of net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the six months ended June 30, 2020, as compared to 2019, was primarily due to timing of cash outflows related to our current IMO-2125 development program, including payments to contract research organizations, and lower severance payments related to the reduction in workforce associated with the closure of our prior Cambridge, Massachusetts facility.

Investing Activities. Cash used in investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

●	for the six months ended June 30, 2020, purchases of $5.5 million in available-for-sale securities, partially offset by $5.1 million in proceeds received from the maturity of available-for-sale securities; and
●	for the six months ended June 30, 2019, purchases of $35.5 million in available-for-sale securities, partially offset by $23.4 million of proceeds from available-for-sale securities.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

●	for the six months ended June 30, 2020, $7.2 million in aggregate net proceeds from financing arrangements consisting of $4.7 million in net proceeds received pursuant to the April 2020 Securities Purchase Agreement, $1.4 million received pursuant to the ATM Agreement and $1.1 million in net proceeds received pursuant to the LPC Purchase Agreement, and $0.1 million in aggregate proceeds from employee stock purchases under our 2017 ESPP; and
●	for the six months ended June 30, 2019, $3.9 million in aggregate net proceeds from financing arrangements consisting of $1.6 million in net proceeds received pursuant to the ATM Agreement and $2.3 million in net proceeds received pursuant to the LPC Purchase Agreement, and $0.1 million in aggregate proceeds from employee stock purchases under our 2017 ESPP.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Results of Operations

Three and Six Months Ended June 30, 2020 and 2019

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
($ in thousands)	2020	2019	Change	2020	2019	Change
IMO-2125 external development expense	$3,491	$7,686	(55%)	$10,562	$13,100	(19%)	(1)
IMO-8400 external development expense	—	7	(100%)	—	45	(100%)
Other drug development expense	1,888	2,331	(19%)	4,327	4,981	(13%)	(2)
Total research and development expenses	$5,379	$10,024	(46%)	$14,889	$18,126	(18%)

(1)	IMO-2125 External Development Expenses. These expenses include external expenses incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through June 30, 2020 we incurred approximately $75.8 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of ILLUMINATE-204, ILLUMINATE-101, ILLUMINATE-301, ILLUMINATE-206, and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The decreases in our IMO-2125 external development expenses during both the three and six months ended June 30, 2020, as compared to corresponding 2019 period, was primarily due to decreases in costs incurred with contract research and manufacturing organizations and outside consultants related to our ILLUMINATE development program, including costs to support our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018, and ongoing ILLUMINATE-206 trial, which we initiated in the second quarter of 2019, as well as costs to support our ILLUMINATE-101 and ILLUMINATE-204 trials.

Going forward, we expect ongoing IMO-2125 external development expenses to continue to be significant as our focus in 2020 is on the clinical development of tilsotolimod (IMO-2125), including preparing for an NDA submission with the FDA. See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)	Other Drug Development Expenses. These expenses include external expenses, such as payments to contract vendors, associated with compounds that were previously being developed but are not currently being developed. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with our clinical development programs.

The decreases in other drug development expenses for each of the three and six months ended June 30, 2020, compared to the corresponding prior period, were primarily due to lower internal payroll costs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the three months ended June 30, 2020 and 2019, general and administrative expenses totaled $2.6 million and $2.9 million, respectively. For the six months ended June 30, 2020 and 2019, general and administrative expenses totaled $6.3 million and $6.0 million, respectively.

The decrease in general and administrative expenses during the three months ended June 30, 2020, as compared to the 2019 period, was primarily due to lower employee expense related to former executives and lower legal costs. The increase in general and administrative expenses during the six months ended June 30, 2020, as compared to the 2019 period, was primarily due to severance expense for former executives and increased commercial costs, offset by lower stock compensation expense, legal fees and consulting costs.

Restructuring Costs

Restructuring costs for the three and six months ended June 30, 2019 totaled less than $0.1 million and approximately $0.2 million, respectively, and are comprised primarily of severance and related benefit costs related to our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during the three or six months ended June 30, 2020.

Interest Income

Interest income for the three months ended June 30, 2020 and 2019 totaled less than $0.1 million and approximately $0.3 million, respectively. Interest income for the six months ended June 30, 2020 and 2019 totaled approximately $0.2 million and $0.7 million, respectively. The period-over-period decreases were primarily due to a decrease in average short-term investment balances. Amounts may fluctuate from period to period due to changes in average investment balances, including commercial paper and money market funds classified as cash equivalents, and composition of investments.

Warrant Revaluation (Loss) Gain

During the three months ended June 30, 2020, we recorded a non-cash warrant revaluation loss of approximately $0.9 million. During the six months ended June 30, 2020, we recorded a non-cash warrant revaluation gain of approximately $0.2 million. The non-cash charges for all periods relate to the change in fair value during the respective period of our liability-classified warrants, which were issued in connection with the December 2019 Private Placement. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of our liability-classified warrants for all periods presented was driven primarily by changes in our stock price. No such non-cash revaluation gain (loss) was recognized during the corresponding 2019 periods.

Future Tranche Right Revaluation (Loss) Gain

During the three months ended June 30, 2020, we recorded a non-cash future tranche right revaluation loss of approximately $15.3 million. During the six months ended June 30, 2020, we recorded a non-cash future tranche right revaluation gain of approximately $5.4 million. The non-cash charges for all periods relate to the change in fair value during the respective period of the future tranche right liability (right to purchase preferred stock and warrants to an investor at future dates), associated with the Future Tranche Rights issued in connection with the December 2019 Securities Purchase Agreement. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining estimated lives of the future tranche rights. Changes in the fair value of the future tranche right liability during all periods presented was driven primarily by changes in our stock price. No such non-cash revaluation gain (loss) was recognized during the corresponding 2019 periods.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the three and six months ended June 30, 2020 was $24.2 million and $15.4 million, respectively, compared to a net loss applicable to common stockholders of $11.2 million and $22.2 million for the three and six months ended June 30, 2019, respectively. Excluding the non-cash warrant revaluation loss of $0.9 million and future tranche right revaluation loss of $15.3 million for the three months ended June 30, 2020, net loss applicable to common stockholders was $8.0 million. Excluding the non-cash warrant revaluation gain of $0.2 million and future tranche right revaluation gain of $5.4 million for the six months ended June 30, 2020, net loss applicable to common stockholders was $21.0 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our exposure to market risk from December 31, 2019. Our market risk profile as of December 31, 2019 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2019 Form 10-K.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 12, 2020 (“2019 Form 10-K”). There have been no material changes to the disclosures relating to this item from those set forth in our 2019 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2020, other than as reported in our Current Report on Form 8-K filed with the SEC on April 7, 2020 in connection with our offering of shares of the Company’s common stock and warrants to purchase shares of common stock pursuant to the April 2020 Securities Purchase Agreement. These securities were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act. Please refer to Note 8 of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional details.

Item 6.	Exhibits.

Exhibit No.	Description

3.1

Certificate of Amendment to the Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2020)

4.1

Form of Pre-funded Warrant issuable pursuant to the July 2020 Securities Purchase Agreement (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2020)

4.2	Form of Common Warrant issuable pursuant to the July 2020 Securities Purchase Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 15, 2020)

4.3

Registration Rights Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 15, 2020)

10.1

Securities Purchase Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 15, 2020)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: August 4, 2020	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	/s/ John J. Kirby
John J. Kirby
Chief Financial Officer
(Principal Financial and Accounting Officer)