Form 10-Q
period 2020-09-30
IDERA PHARMACEUTICALS, INC.
filed 2020-10-29
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	35,250,789
Class	Outstanding as of October 29, 2020

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands)	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$22,332	$40,019
Short-term investments	6,647	2,774
Prepaid expenses and other current assets	2,260	3,475
Total current assets	31,239	46,268
Property and equipment, net	52	97
Operating lease right-of-use assets	977	1,054
Other assets	70	70
Total assets	$32,338	$47,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$310	$457
Accrued expenses	6,308	7,461
Operating lease liability	187	163
Future tranche right liability	—	46,436
Total current liabilities	6,805	54,517
Warrant liability, long-term	3,736	3,241
Future tranche right liability, long-term	53,424	—
Operating lease liability, net of current portion	808	899
Total liabilities	64,773	58,657

Commitments and contingencies
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series B1 redeemable convertible preferred stock (Note 7); Designated — 278 shares, Issued and outstanding — 24 shares at September 30, 2020 and December 31, 2019	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares; Issued and outstanding — 35,219 and 29,672 at September 30, 2020 and December 31, 2019, respectively	35	30
Additional paid-in capital	724,381	709,692
Accumulated deficit	(756,851)	(720,890)
Total stockholders’ deficit	(32,435)	(11,168)
Total liabilities and stockholders’ deficit	$32,338	$47,489
*	The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Alliance revenue	$—	$—	$—	$1,448
Operating expenses:
Research and development	4,766	8,359	19,655	26,485
General and administrative	2,718	3,023	8,992	9,061
Restructuring costs	—	5	—	181
Total operating expenses	7,484	11,387	28,647	35,727
Loss from operations	(7,484)	(11,387)	(28,647)	(34,279)
Other income (expense):
Interest income	9	249	161	992
Warrant revaluation loss	(683)	—	(495)	—
Future tranche right revaluation loss	(12,350)	—	(6,988)	—
Foreign currency exchange (loss) gain	(44)	5	8	4
Net loss	$(20,552)	$(11,133)	$(35,961)	$(33,283)

Net loss per share applicable to common stockholders - basic and diluted (Note 12)	$(0.59)	$(0.39)	$(1.09)	$(1.17)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	35,091	28,847	32,999	28,332

Comprehensive loss:
Net loss	$(20,552)	$(11,133)	$(35,961)	$(33,283)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	—	(1)	—	1
Total other comprehensive (loss) income	—	(1)	—	1
Comprehensive loss	$(20,552)	$(11,134)	$(35,961)	$(33,282)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(35,961)	$(33,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,273	2,868
Warrant liability revaluation loss	495	—
Future tranche right liability revaluation loss	6,988	—
Issuance of common stock for services rendered	170	92
Accretion of discounts on short-term investments	(43)	(377)
Unrealized gain on available-for-sale securities	—	—
Depreciation and amortization expense	52	94
Gain on disposal of property and equipment	—	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,215	(2,298)
Accounts payable, accrued expenses, and other liabilities	(1,391)	(1,257)
Other	10	—
Net cash used in operating activities	(26,192)	(34,171)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(12,180)	(44,447)
Proceeds from maturity of available-for-sale securities	8,350	35,850
Proceeds from the sale of property and equipment	—	11
Purchases of property and equipment	(7)	(11)
Net cash used in investing activities	(3,837)	(8,597)

Cash Flows from Financing Activities:
Proceeds from equity financings, net	12,258	3,857
Proceeds from employee stock purchases	84	97
Other	—	(6)
Net cash provided by financing activities	12,342	3,948
Net decrease in cash and cash equivalents	(17,687)	(38,820)
Cash and cash equivalent, beginning of period	40,019	71,431
Cash and cash equivalents, end of period	$22,332	$32,611

Supplemental disclosure of cash flow information:
Increase to operating lease right-of-use asset upon adoption of ASC 842	$—	$261
Increase to operating lease right-of-use assets upon acquisition	$54	—
Increase to operating lease liability upon adoption of ASC 842	$—	$261
Increase to operating lease liability upon acquisition	$54	$—
Supplemental disclosure of non-cash financing and investing activities:
Offering costs in accounts payable and accrued expenses	$91	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Nine Months Ended September 30, 2019
							Accumulated
	Series B1 Preferred		Common Stock		Additional		Other	Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2018	—	$—	27,188	$27	$728,342	$(664,375)	$—	$63,994
Sale of common stock, net of issuance costs	—	—	533	1	1,584	—	—	1,585
Issuance of commitment shares (Note 8)	—	—	270	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	11	—	26	—	—	26
Issuance of common stock for services rendered	—	—	6	—	23	—	—	23
Stock-based compensation	—	—	—	—	1,016	—	—	1,016
Unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Net loss			—	—	—	(10,974)	—	(10,974)
Balance, March 31, 2019	—	$—	28,008	$28	$730,991	$(675,349)	$2	$55,672
Sale of common stock, net of issuance costs	—	—	786	1	2,271	—	—	2,272
Issuance of common stock under employee stock purchase plan	—	—	19	—	42	—	—	42
Issuance of common stock for services rendered	—	—	14	—	36	—	—	36
Stock-based compensation	—	—	—	—	889	—	—	889
Net loss	—	—	—	—	—	(11,176)	—	(11,176)
Balance, June 30, 2019	—	$—	28,827	$29	$734,229	$(686,525)	$2	$47,735
Issuance of common stock under employee stock purchase plan	—	—	15	—	29	—	—	29
Issuance of common stock upon exercise of warrants	—	—	4	—	—	—	—	—
Issuance of common stock for services rendered	—	—	12	—	33	—	—	33
Stock-based compensation	—	—	—	—	963	—	—	963
Unrealized gain on marketable securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(11,133)	—	(11,133)
Balance, September 30, 2019	—	$—	28,858	$29	$735,254	$(697,658)	$1	$37,626

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30, 2020
							Accumulated
	Series B1 Preferred		Common Stock		Additional		Other	Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Comprehensive	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2019	24	$—	29,672	$30	$709,692	$(720,890)	$—	$(11,168)
Sale of common stock, net of issuance costs	—	—	854	1	1,405	—	—	1,406
Issuance of common stock under employee stock purchase plan	—	—	19	—	25	—	—	25
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	48	—	—	—	—	—
Issuance of common stock for services rendered	—	—	14	—	26	—	—	26
Stock-based compensation	—	—	—	—	750	—	—	750
Net income	—	—	—	—	—	8,817	—	8,817
Balance, March 31, 2020	24	$—	30,607	$31	$711,898	$(712,073)	$—	$(144)
Sale of common stock, net of issuance costs	—	—	3,607	3	5,821	—	—	5,824
Issuance of common stock under employee stock purchase plan	—	—	21	—	29	—	—	29
Issuance of common stock for services rendered	—	—	56	—	72	—	—	72
Stock-based compensation	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	(24,226)	—	(24,226)
Balance, June 30, 2020	24	$—	34,291	$34	$718,574	$(736,299)	$—	$(17,691)
Sale of common stock and prefunded warrants, net of issuance costs	—	—	868	1	4,936	—	—	4,937
Issuance of common stock under employee stock purchase plan	—	—	19	—	30	—	—	30
Issuance of common stock for services rendered	—	—	41	—	72	—	—	72
Stock-based compensation	—	—	—	—	769	—	—	769
Net loss	—	—	—	—	—	(20,552)	—	(20,552)
Balance, September 30, 2020	24	$—	35,219	$35	$724,381	$(756,851)	$—	$(32,435)

The accompanying notes are an integral part of these financial statements

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

Liquidity and Financial Condition

As of September 30, 2020, the Company had an accumulated deficit of $756.9 million and a cash, cash equivalents, and short-term investments balance of $29.0 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash, cash equivalents, and short-term investments on hand as of September 30, 2020 is sufficient to fund operations through the second quarter of 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern through the one-year period from the date these financial statements are issued. Management’s plans that are intended to mitigate the risk of going concern include raising additional capital through the Company’s December 2019 Securities Purchase Agreement (Note 7), Common Stock Purchase Agreement (Note 8), “At-The-Market” Equity Program (Note 8), April 2020 Securities Purchase Agreement (Note 8), July 2020 Securities Purchase Agreement (Note 8), or additional financing or strategic transactions. Management’s plans may also include the possible deferral of certain operating expenses unless additional capital is received. The Company has and will continue to evaluate available alternatives to extend its operations beyond the one-year period after the date the financial statements are issued. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2019 Form 10-K.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at September 30, 2020 and December 31, 2019 consisted of cash and money market funds.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of September 30, 2020 and December 31, 2019, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, receivables and warrant and future tranche right liabilities. The estimated fair values of these financial instruments approximate their carrying values. As of September 30, 2020, the Company did not have any other derivatives, or any hedging or other similar financial instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and short-term investments. The Company’s credit risk is managed by investing in highly rated money market instruments, U.S. treasury bills, corporate bonds, commercial paper and/or other debt securities. Due to these factors, no significant credit risk is believed by management to be inherent in the Company’s assets. As of September 30, 2020, all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.

Operating Lease Right-of-use Assets and Lease Liability

The Company accounts for leases under ASC Topic 842, Leases. Operating leases are included in “Operating lease right-of-use assets” within the Company’s condensed balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Operating lease liability” and “Operating lease liability, net of current portion” within the Company’s condensed balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC Topic 360, Property, Plant, and Equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of September 30, 2020 and December 31, 2019, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its existing Exton, PA facility operating lease which expires on May 31, 2025.

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

As of September 30, 2020, the Future Tranche Right Liability is classified as a long-term liability in the Company’s condensed balance sheet as settlement is in the form of the applicable Series B convertible preferred stock and warrants exercisable for shares of either Series B1 Preferred Stock or the Company’s common stock. As of December 31, 2019, the Future Tranche Right Liability was classified as a current liability because the Future Tranche Rights and related Option Fee, each defined in Note 7, were subject to the Company obtaining required shareholder approval, which was obtained in May 2020.

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

Income Taxes

In accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2020 and 2019, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses.  The Company has not recorded its net deferred tax asset as of either September 30, 2020 or December 31, 2019 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted ASU 2016-13 in the first quarter of 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted ASU 2018-13 in the first quarter of 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements.

Recently Issued (But Not Yet Adopted) Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease ("COVID-19") pandemic through September 30, 2020, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, depends on future developments that are highly uncertain at this time.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2020.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2020 and December 31, 2019 categorized by the level of inputs used in the valuation of each asset and liability.

	September 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	22,082	22,082	—	—
Short-term investments – commercial paper	5,647	—	5,647	—
Short-term investments – US treasury bills	1,000	—	1,000	—
Total assets	$28,979	$22,332	$6,647	$—
Liabilities
Warrant liability	$3,736	$—	$—	$3,736
Future tranche right liability	53,424	—	—	53,424
Total liabilities	$57,160	$—	$—	$57,160

	December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	39,769	39,769	—	—
Short-term investments – commercial paper	2,774	—	2,774	—
Total assets	$42,793	$40,019	$2,774	$—
Liabilities
Warrant liability	$3,241	$—	$—	$3,241
Future tranche right liability	46,436	—	—	46,436
Total liabilities	$49,677	$—	$—	$49,677

Note 3. Fair Value Measurements (Continued)

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

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Future Tranche Right Liability

The reconciliation of the Company's warrant and future tranche right liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Future
	Warrant	Tranche Right
(In thousands)	Liability	Liability
Balance, December 31, 2019	$3,241	$46,436
Change in the fair value of liability	495	6,988
Balance, September 30, 2020	$3,736	$53,424

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The Company utilizes an option pricing model to value its liability-classified warrants. Inherent in the valuation model are assumptions related to volatility, risk-free interest rate, expected term, dividend rate, and other scenarios (i.e. probability of complex features of the warrants being triggered).

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.35%	1.79%
Expected dividend yield	—	—
Expected term (years)	6.23	6.98
Expected volatility	80%	80%
Exercise price (per share)	$1.52	$1.52

Assumptions Used in Determining Fair Value of Future Tranche Rights

The Company utilizes a lattice model to value the Series B2 and B3 tranches and a Monte Carlo simulation to value the Series B4 future tranche rights. The Company selected these models as it believes they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Rights (as defined in Note 7). Such assumptions include, among other inputs, stock price volatility, risk-free rates, and expected terms inclusive of early exercise and cancellation assumptions.

The estimated fair value of the Future Tranche Rights is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the valuation models are as follows:

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.45% - 0.53%	1.84% - 1.88%
Expected dividend yield	—	—
Expected term (years) of call options on preferred stock	0.41 - 1.37	1.16 - 2.16
Expected term (years) of warrants	7.41 - 8.37	8.16 - 9.16
Expected volatility	80%	80%
Exercise price (per share) for common stock equivalent for preferred stock and warrant	$1.52 - 1.82	$1.52 - 1.82

Note 4. Investments

The Company’s available-for-sale investments at fair value consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$5,647	$—	$—	$5,647
Short-term investments – US treasury bills	1,000	—	—	1,000
Total short-term investments	$6,647	$—	$—	$6,647

	December 31, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$2,774	$—	$—	$2,774
Total short-term investments	$2,774	$—	$—	$2,774

The Company had no realized gains or losses from the sale of investments in available-for-sale securities during each of the nine months ended September 30, 2020 and 2019. In accordance with ASU 2016-13, if the fair value of the Company’s investments in available-for-sale debt securities is less than the amortized cost, the Company records (i) an allowance for credit losses with a corresponding charge to net income (loss) for any credit-related impairment, with subsequent improvements in expected credit losses recognized as a reversal of the allowance, and/or (ii) any non-credit impairment loss to other comprehensive income (loss).

As of September 30, 2020 and December 31, 2019, the Company had no allowance for credit losses pertaining to the Company’s investments in available-for-sale debt securities. Additionally, there were no impairment charges or recoveries recorded during each of the nine months ended September 30, 2020 and 2019.

Note 5. Property and Equipment

At September 30, 2020 and December 31, 2019, property and equipment, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Leasehold improvements	$107	$107
Equipment and other	770	764
Total property and equipment, at cost	$877	$871
Less: Accumulated depreciation and amortization	825	774
Property and equipment, net	$52	$97

Depreciation and amortization expense on property and equipment was less than $0.1 million for each of the three and nine months ended September 30, 2020 and 2019. Additionally, there were no non-cash property additions or impairment-related charges recognized during each of the respective time periods.

Note 6. Accrued Expenses

At September 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Payroll and related costs	$2,294	$2,179
Clinical and nonclinical trial expenses	3,397	4,199
Professional and consulting fees	493	859
Restructuring expenses	—	113
Other	124	111
Total accrued expenses	$6,308	$7,461

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

In addition, the Company has agreed to sell to the Purchasers, at their option and subject to certain conditions, shares of Series B2 convertible preferred stock (“Series B2 Preferred Stock”), Series B3 convertible preferred stock (“Series B3 Preferred Stock”) and Series B4 convertible preferred stock (“Series B4 Preferred Stock) and accompanying warrants to purchase common stock (or preferred stock at the election of the holder) over a 21-month period following stockholder approval for the Charter Amendment (the “Future Tranche Rights”). As of September 30, 2020, the Company’s outstanding Future Tranche Rights are as follows:

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

As consideration for the Future Tranche Rights, the Company received aggregate gross proceeds of $6.2 million (the “Option Fee”) in December 2019. Following the Company’s 2020 Annual Meeting of Stockholders held on May 12, 2020, where stockholders of the Company voted to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 140,000,000 (the “Charter Amendment”), the Company is not required to return the Option Fee.

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

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock is currently classified as temporary equity. While the Series B1 Preferred Stock is not currently redeemable, it will become redeemable either on (i) the fifth anniversary of the initial issue date, or December 23, 2024, provided that certain events (the “Redemption Loss Events”) do not occur first or (ii) upon a liquidation or deemed liquidation event, provided that certain events (the “Liquidation Loss Events”) do not occur first. The Company cannot assess the probability of whether the Redemption Loss Events will occur prior to the fifth anniversary of the initial issue date, if ever, as certain factors triggering such events are outside the control of the Company. Accordingly, the carrying value of the Series B1 Preferred Stock is being accreted to its redemption value as of September 30, 2020. In the event the holders of the Series B1 Preferred Stock lose their right to request redemption, the Series B Preferred Stock will no longer be accreted to its redemption value until redemption upon a liquidation event is deemed probable. For the three and nine months ended September 30, 2020, accretion was de minimis.

Note 8. Stockholders’ Equity

Common Stock – Authorized Shares

On May 12, 2020, the Company’s stockholders approved the Charter Amendment. Also, on May 12, 2020, following stockholder approval, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

Equity Financings

April 2020 Private Placement

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 Securities Purchase Agreement”) with Pillar Partners Foundation, L.P. (“Pillar Partners”), a related party as more fully described in Note 11, under which the Company sold 3,039,514 shares of common stock and accompanying warrants to purchase 3,039,514 shares of the Company’s common stock with an exercise price of $2.28 per share, for aggregate gross proceeds of $5.0 million. Each share and the accompanying common warrant had a combined purchase price of $1.645, which included $0.125 for each share of common stock underlying each warrant.

In addition, the Company has agreed to sell to Pillar Partners, at its option, 2,747,252 shares of the Company’s common stock (or pre-funded warrants to purchase shares of the Company’s common stock in lieu of certain shares to the extent that purchasing such shares will cause Pillar Investment Entities to beneficially own in excess of 19.99% of the total number of shares of common stock outstanding post transaction) and warrants to purchase up to 1,373,626 shares of the Company’s common stock (with an exercise price of $2.71), for aggregate gross proceeds of $5.0 million (the “April 2020 Private Placement Second Closing”). Each share and the accompanying 0.5 common warrant will have a combined purchase price of $1.82 and each pre-funded warrant and the accompanying 0.5 common warrant will have a combined purchase price of $1.81. The pre-funded warrants issued in the April 2020 Private Placement Second Closing will have an exercise price of $0.01 per share of common stock. The April 2020 Private Placement Second Closing can occur on or before December 30, 2020 (at the option of Pillar Partners) and will be held on or before the fifth day following delivery of written notice by Pillar Partners to the Company; provided that, if at any time after September 30, 2020, the Company’s common stock has achieved a closing price on the Nasdaq Capital Market of at least $3.01 per share for twenty (20) consecutive trading days, the Company may elect, in its sole discretion, to cancel the April 2020 Private Placement Second Closing.

Note 8. Stockholders’ Equity (Continued)

Through September 30, 2020, net proceeds received pursuant to the April 2020 Securities Purchase Agreement, after deduction of offering expenses, was $4.7 million. All proceeds have been recorded within the Company’s condensed statements of stockholders’ equity (deficit) as the securities issued pursuant to the April 2020 Securities Purchase Agreement, including the April 2020 Private Placement Second Closing option, were determined to be freestanding equity-classified instruments.

July 2020 Private Placement

On July 13, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 Securities Purchase Agreement”) with Pillar Partners, Pillar Pharmaceuticals 6 L.P. (“Pillar 6”), and Pillar Pharmaceuticals 7 L.P. (“Pillar 7”) (collectively, the “July 2020 Purchasers”), each a related party as more fully described in Note 11, under which the Company sold in a private placement transaction (i) 749,993 shares of common stock, (ii) pre-funded warrants to purchase up to 2,014,234 shares of common stock, at an exercise price of $0.01 per share, in lieu of certain shares of common stock to the extent that purchasing such shares would have caused the July 2020 Purchasers to beneficially own in excess of 19.99% of the total number of shares of the Company’s common stock outstanding post transaction, and (iii) warrants to purchase 2,764,227 shares of the Company’s common stock with an exercise price of $2.58 per share, for aggregate gross proceeds of $5.1 million. Each share (or pre-funded warrant) and the accompanying common warrant had a combined purchase price of $1.845, which included $0.125 for each share of common stock underlying each accompanying warrant.

In addition, the Company has agreed to sell to the July 2020 Purchasers, at their option, pre-funded warrants to purchase up to 784,615 shares of the Company’s common stock, at an exercise price of $0.01 per share, and warrants to purchase up to 274,615 shares of the Company’s common stock, at an exercise price of $9.75, for aggregate gross proceeds of $5.1 million (the “July 2020 Private Placement Second Closing”). Each pre-funded warrant and the 0.35 associated common warrant will have a combined purchase price of $6.50 ($6.45625 per pre-funded warrant plus $0.04375 per 0.35 associated common warrant). The July 2020 Private Placement Second Closing can occur (at the option of the July 2020 Purchasers) on or before the tenth Business Day following the ORR Data Announcement (as defined in the July 2020 Securities Purchase Agreement) and will be held on or before the fifth day following delivery of written notice by the July 2020 Purchasers to the Company.

Through September 30, 2020, net proceeds received pursuant to the July 2020 Securities Purchase Agreement, after deduction of offering expenses, was $5.0 million. All proceeds have been recorded within the Company’s condensed statements of stockholders’ equity (deficit) as the securities issued pursuant to the July 2020 Securities Purchase Agreement, including the July 2020 Private Placement Second Closing option, were determined to be freestanding equity-classified instruments.

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which was amended on September 2, 2020 (as amended to date, the “LPC Agreement”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion. In connection therewith, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019 was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares.

During the nine months ended September 30, 2020 and 2019, the Company sold 600,000 and 785,848 shares pursuant to the LPC Purchase Agreement, resulting in net proceeds of $1.0 million and $2.3 million, respectively, after deduction of offering related costs. As of September 30, 2020, the Company may sell up to an additional $30.2 million of shares under the LPC Purchase Agreement, subject to certain limitations.

Note 8. Stockholders’ Equity (Continued)

"At-The-Market" Equity Program

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “Shares”) through JMP as its agent. Subject to the terms and conditions of the ATM Agreement, JMP will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from Shares sold. During the nine months ended September 30, 2020 and 2019, the Company sold 938,669 and 532,700 Shares, respectively, pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $1.6 million during each nine-month period. As of September 30, 2020, the Company may sell up to an additional $46.6 million of shares under the ATM Agreement.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common and preferred stock. The Company accounts for common and preferred stock warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes outstanding warrants to purchase shares of the Company’s common and preferred stock as of September 30, 2020 and December 31, 2019:

	Number of Shares
	September 30,	December 31,	Weighted-Average
Description	2020	2019	Exercise Price	Expiration Date
Liability-classified Warrants
December 2019 Series B1 warrants (1)	2,368,400	2,368,400	$ 1.52	Dec 2026
	2,368,400	2,368,400
Equity-classified Warrants
May 2013 warrants	1,949,754	1,949,754	$ 0.08	None
September 2013 warrants	514,756	514,756	$ 0.08	None
February 2014 warrants	266,006	266,006	$ 0.08	None
April 2020 warrants	3,039,514	—	$ 2.28	Apr 2023
July 2020 prefunded warrants	2,014,234	—	$ 0.01	None
July 2020 warrants	2,764,227	—	$ 2.58	Jul 2023
	10,548,491	2,730,516
Total outstanding	12,916,891	5,098,916
(1)	The Series B1 warrants are exercisable for either common stock (exercise price of $1.52) or Series B1 Convertible Preferred Stock (exercise price of $152) at the discretion of the warrant holder.

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

The Company accounts for the Licensee Agreement in accordance with ASC Topic 606. As of September 30, 2020, the Option Fee and all potential future development/sales milestone payments were fully constrained, and there were no remaining performance obligations under the Licensee Agreement. The Company re-evaluates its performance obligations and the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As disclosed above, in connection with the Licensee Agreement, the Company owns 10% of Licensee’s outstanding common stock, subject to future adjustment. The Company accounts for the investment using the measurement alternative provided for in ASC Topic 321, Investments-Equity Securities, as the equity securities are without a readily determinable fair value, and the arrangement does not result in Idera having control or significant influence over Licensee. Accordingly, the securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes and are recorded in Other assets at a value of less than $0.1 million in the accompanying balance sheets. As of September 30, 2020, the Company considered the cost of the investment to not exceed the fair value of the investment and did not identify any observable price changes.

For the nine months ended September 30, 2019, the Company recognized Alliance revenues of $1.4 million under the Licensee Agreement, primarily related to the transfer of the IMO-8400 License and IMO-8400 drug product. No such revenues were recognized during the nine months ended September 30, 2020.

Note 10. Stock-Based Compensation

As of September 30, 2020, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (as amended to date, the “2017 ESPP”), each as more fully described below.

Equity Incentive and Employee Stock Purchase Plans

2013 Stock Incentive Plan

The 2013 Plan allows for the issuance of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), other stock-based awards and performance awards. The total number of shares of common stock authorized for issuance under the 2013 Plan is 5,653,057 shares of the Company’s common stock, plus such additional number of shares of common stock (up to 868,372 shares) as is equal to the number of shares of common stock subject to awards granted under the Company’s 2005 Stock Incentive Plan or 2008 Stock Incentive Plan (the “2008 Plan”), to the extent such awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of September 30, 2020, options to purchase a total of 4,390,306 shares of common stock and 908,757 RSUs were outstanding and up to 531,681 shares of common stock remained available for grant under the 2013 Plan.

Other Awards and Inducement Grants

The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of September 30, 2020, options to purchase a total of 327,262 shares of common stock were outstanding under the 2008 Plan. In addition, as of September 30, 2020, non-statutory stock options to purchase an aggregate of 393,750 shares of common stock were outstanding. These options were issued outside of the 2013 Plan to certain newly-hired employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of such new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. As of September 30, 2020, 262,022 shares remained available for issuance under the 2017 ESPP.

For the nine months ended September 30, 2020 and 2019, the Company issued 59,319 and 45,241 shares of common stock, respectively, under the 2017 ESPP and received proceeds of $0.1 million during each period, as a result of employee stock purchases.

Note 10. Stock-Based Compensation (Continued)

Accounting for Stock-based Compensation

The Company recognizes non-cash compensation expense for stock-based awards under the Company’s equity incentive plans and employee stock purchases under the Company’s 2017 ESPP as follows:

●	Stock Options: Compensation cost is recognized over an award’s requisite service period, or vesting period, using the straight-line attribution method, based on the grant date fair value determined using the Black-Scholes option-pricing model.
●	RSUs: Compensation cost for time-based RSUs, which vest over time based only on continued service, is recognized on a straight-line basis over the requisite service period based on the fair value of the Company’s common stock on the date of grant. Compensation cost for awards that are subject to market considerations is recognized on a straight-line basis over the implied requisite service period, based on the grant date fair value estimated using a Monte Carlo simulation. Compensation cost for awards that are subject to performance conditions is recognized over the period of time commencing when the performance condition is deemed probable of achievement based on the fair value of the Company’s common stock on the date of grant.
●	Employee Stock Purchases: Compensation cost is recognized over each plan period based on the fair value of the look-back provision, calculated using the Black-Scholes option-pricing model, considering the 15% discount on shares purchased.

Total stock-based compensation expense attributable to stock-based awards made to employees and directors and employee stock purchases included in operating expenses in the Company's condensed statements of operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation:
Research and development
Employee Stock Purchase Plan	$17	$9	$43	$27
Equity Incentive Plans	141	328	526	978
	$158	$337	$569	$1,005
General and administrative
Employee Stock Purchase Plan	$2	$4	$4	$18
Equity Incentive Plans	609	622	1,700	1,845
	$611	$626	$1,704	$1,863
Total stock-based compensation expense	$769	$963	$2,273	$2,868

During the nine months ended September 30, 2020 and 2019, the weighted average fair market value of stock options granted was $1.25 and $1.83, respectively.

The following weighted average assumptions apply to the options to purchase 1,215,382 and 1,259,016 shares of common stock granted to employees and directors during the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended
	September 30,
	2020	2019
Average risk-free interest rate	1.0%	2.1%
Expected dividend yield	—	—
Expected lives (years)	3.9	3.8
Expected volatility	83.5%	83.7%
Weighted average exercise price (per share)	$2.08	$2.76

All options granted during the nine months ended September 30, 2020 and 2019 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Note 10. Stock-Based Compensation (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2020:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,220,417	$13.08	6.6	$—
Granted	1,215,382	2.08
Exercised	—	—
Forfeited	(172,260)	6.45
Expired	(152,221)	19.83
Outstanding at September 30, 2020 (1)	5,111,318	$10.49	6.6	$231
Exercisable at September 30, 2020	2,803,681	$16.06	4.6	$—
(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the nine months ended September 30, 2020 was $2.3 million. As of September 30, 2020, there was $4.2 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.4 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2020:

	Time-based Awards		Market/Performance-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2019	193,625	$3.14	—	$—
Granted	237,675	1.79	556,888	1.54
Cancelled	(24,270)	2.83	(6,759)	1.54
Vested	(48,402)	3.14	—	—
Nonvested shares at September 30, 2020	358,628	$2.27	550,129	$1.54

Time-based Restricted Stock Units

As of September 30, 2020, there was $0.6 million of unrecognized compensation expense related to the Company’s time-based RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

Market/Performance-based Restricted Stock Units

In July 2020, the Company granted RSUs to certain employees, including executive officers, under the 2013 Plan, with vesting that may occur upon a combination of specific performance and/or market conditions. Accordingly, the Company views these RSUs as two separate awards: (i) an award that vests if the market condition is achieved, and (ii) an award that vests whether or not the market condition is achieved, so long as the performance condition is achieved. The Company is currently recognizing compensation expense for these awards over the estimated requisite service period of 2.36 years based on the estimated fair value when considering the market condition of the award, which was determined using a Monte Carlo simulation. During the nine months ended September 30, 2020, the Company recognized $0.1 million of compensation expense related to these awards. As of September 30, 2020, the remaining unrecognized compensation cost for the market-based component of these awards, which is expected to be recognized over a weighted-average period of 2.2 years, is $0.8 million. In addition, should the performance condition be achieved, the Company would recognize an additional $0.3 million of compensation expense.

Note 11.  Related Party Transactions

Baker Brothers

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, a member of Company’s Board until his resignation in June 2019, is an employee of Baker Bros. Advisors, LP. As of September 30, 2020, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,608,786 shares of the Company’s common stock, representing approximately 13.1% of the Company's outstanding common stock.

As of September 30, 2020, Baker Brothers held warrants to purchase up to 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share, and warrants to purchase up to 2,368,400 shares of the Company’s common stock (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock), at an exercise price of $1.52 per share (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, $152 per Series B1 Preferred Warrant Share).

Pillar Investment Entities

Youssef El Zein, a member of the Company’s board of directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation, which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”), Pillar Pharmaceuticals V, L.P. (“Pillar V”), Pillar 6”), Pillar 7, and Pillar Partners (collectively, “Pillar”). As of September 30, 2020, Pillar owned approximately 19.9% of the Company's common stock.

During the nine months ended September 30, 2020, the Company sold shares of common stock, prefunded warrants and common stock warrants to entities affiliated with Pillar Invest Corporation in connection with private placement transactions, as more fully described in Note 8.

As of September 30, 2020, Pillar held (i) warrants to purchase up to 3,039,514 shares of the Company’s common stock at an exercise price of $2.28 per share, (ii) warrants to purchase up to 2,764,227 shares of the Company’s common stock at an exercise price of $2.58 per share, and (iii) prefunded warrants to purchase up to 2,014,234 shares of the Company’s common stock at an exercise price of $0.01 per share. Additionally, Pillar held options to purchase Company securities in the April 2020 Private Placement Second Closing and July 2020 Private Placement Second Closing, as more fully described in Note 8.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of $0.2 million and $0.1 million during each of the nine months ended September 30, 2020 and 2019, the Company issued 128,799 and 40,158 shares of common stock, respectively, to certain of its directors. Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

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

For the three and nine months ended September 30, 2020 and 2019, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2020 and 2019.

Total antidilutive securities excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Stock options	5,111	4,394
Restricted stock units	914	194
Common stock warrants	12,917	2,765
Convertible preferred stock	2,369	—
Future tranche rights	54,588	—
Total	75,899	7,353

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

On September 15, 2020, the U.S. Patent and Trademark Office issued U.S. Patent No. 10,772,907 (the ‘907 Patent) to us and allowed U.S. Patent Application No. 16/557,597 (the ‘597 Application), both entitled “Immune Modulation with TLR9 Agonists for Cancer Treatment” and each of which includes our investigational therapy tilsotolimod. The 907 Patent and 597 Application each include 26 claims directed to methods of treating colorectal cancer (“CRC”) and head and neck squamous cell carcinoma (“HNSCC”) with intratumoral administration of tilsotolimod in combination with certain immune checkpoint inhibitor therapies, including CTLA-4, PD-1 or PD-L1 proteins. This new coverage expands protection of the first tilsotolimod method-of-use patent, which was directed to methods of treating metastatic melanoma and was issued in November 2019. The patents and the allowed application provide exclusivity for certain uses of tilsotolimod through September 2037.

Clinical Development

Tilsotolimod (IMO-2125)

Tilsotolimod is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors and costimulation therapies for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) microsatellite stable (“MSS”) CRC in combination with nivolumab and ipilimumab, and (iii) HNSCC in combination with ABBV-368 and other combinations. We refer to our tilsotolimod development program as the ILLUMINATE development program. See additional information under the heading “Collaborative Alliances” for information on the development of tilsotolimod in collaboration with AbbVie Inc. (“AbbVie”) for patients with HNSCC.

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

Other Solid Tumors

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, as single agents or in combination, for other solid tumors including, among others, microsatellite instability high/deficient mismatch repair (“MSI-H/dMMR”) CRC and HNSCC.

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

In patients with relapsed or metastatic HNSCC (“RM-HNSCC”), results from prospectively conducted trials employing the immune-modulating antibodies nivolumab and pembrolizumab following chemotherapy heralded a new era of treatment for patients with RM-HNSCC. Patients responding to these agents have seen durable responses, and in controlled studies, an overall survival benefit has been demonstrated for the anti-PD-1 antibodies versus standard of care chemotherapy. The challenge remains to increase the percentage of patients responding to these treatments, which currently ranges from 13% to 23%, depending on the line of therapy.

See information on our clinical trial and supply agreement with AbbVie under the heading “Collaborative Alliances” which discusses the development of tilsotolimod in combination with ABBV-368 and other combinations for the treatment of HNSCC.

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

Currently, we are evaluating relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab (the “MSS-CRC Cohort”). An initial group of ten patients was enrolled to evaluate the safety of administering the combination of tilsotolimod, nivolumab and ipilimumab. To investigate the safety profile of this triplet combination, ILLUMINATE-206 was designed with a stepwise approach to Yervoy® dosage. Patients in this initial safety cohort of the study, many of whom were heavily pre-treated and rapidly progressing, received 8 mg of intratumoral tilsotolimod and 3 mg/kg of intravenous (IV) Opdivo® every two weeks, along with 1 mg/kg of IV Yervoy® every eight weeks. This regimen was generally well tolerated; no patients discontinued treatment due to adverse events (AEs) and none experienced Grade 4 or 5 AEs. One patient experienced stable disease per RECIST v1.1 criteria and nine patients progressed as defined by RECIST v1.1. Investigators reported that six of the progressing patients had stability or reduction in size of injected lesions and six had stability or reduction in overall size of uninjected lesions.

Based on these results, in October 2020, we opened enrollment for a second group of ten patients in the MSS-CRC Cohort. Changes in the study design intended to improve potential outcomes in the targeted patient population included increasing the frequency of Yervoy® dosing to every three weeks and limiting the number of allowed prior lines of treatment to two. Accordingly, patients in the second group of 10 enrolled in the MSS-CRC Cohort will receive 8 mg of intratumoral tilsotolimod (total of 9 doses over approximately 28 weeks) and 3 mg/kg of intravenous (IV) Opdivo® every three weeks followed by 480 mg of IV Opdivo® every four weeks, along with 1 mg/kg of IV Yervoy® every three weeks for four doses. Pending data from these patients, the trial may be expanded further.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of September 30, 2020, we had an accumulated deficit of $756.9 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity (deficit), total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 4, 2020, which was declared effective on September 2, 2020, relating to the sale, from time to time, in one or more transactions, up to $150.0 million of common stock, preferred stock, depository shares and warrants. As of October 29, 2020, approximately $73.2 million remained available for issuance under this registration statement, assuming the full contractual amounts provided for under the LPC Purchase Agreement and the ATM Agreement were to be sold. The LPC Purchase Agreement and ATM Agreement are more fully described in Note 8 of the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As more fully described in Notes 7 and 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, between December 2019 and July 2020, the Company has entered into three private placement financings with certain investors which may provide the Company with additional funding of up to $118.2 million. This funding is solely at the discretion of the investors and consists of:

(i)	the December 2019 Securities Purchase Agreement, under which we received $10.1 million in gross proceeds in December 2019, provides for up to $87.6 million additional aggregate gross proceeds at the sole discretion of Baker Brothers in connection with additional sales of securities and warrant exercises;
(ii)	the April 2020 Securities Purchase Agreement, under which we received $5.0 million gross proceeds in April 2020, provides for up to $15.7 million additional aggregate gross proceeds at the sole discretion of Pillar Partners in connection with sales of additional securities and warrant exercises; and
(iii)	the July 2020 Securities Purchase Agreement, under which we received $5.1 million gross proceeds in July 2020, provides for up to $14.9 million additional aggregate gross proceeds at the sole discretion of Pillar Partners in connection with sales of additional securities and warrant exercises.

Funding Requirements

We had cash, cash equivalents, and short-term investments of approximately $29.0 million at September 30, 2020. We anticipate that, based on our current operating plan, our existing cash, cash equivalents, and short-term investments on hand as of September 30, 2020 will enable us to fund our operations through the second quarter of 2021 allowing us to:

(i)	continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301), including announcing key topline data and beginning the filing of a New Drug Application with the FDA;
(ii)	continue enrollment in the signal-finding stage of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206);
(iii)	fund certain investigator initiated clinical trials of tilsotolimod; and
(iv)	maintain our current level of general and administrative expenses in order to support the business.

Assuming Baker Brothers and Pillar Partners exercise their rights under their respective securities purchase agreement and no other forms of external funding, we expect the proceeds could fund operations beyond an NDA filing for tilsotolimod. In addition, we are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

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

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(26,192)	$(34,171)
Investing activities	(3,837)	(8,597)
Financing activities	12,342	3,948
Decrease in cash and cash equivalents	$(17,687)	$(38,820)

Operating Activities. The net cash used in operating activities for all periods presented consists primarily of net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2020, as compared to 2019, was primarily due to timing of cash outflows related to our current IMO-2125 development program, including payments to contract research organizations, and lower severance payments related to the reduction in workforce associated with the closure of our prior Cambridge, Massachusetts facility.

Investing Activities. Cash used in investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

●	for the nine months ended September 30, 2020, purchases of $12.2 million in available-for-sale securities, partially offset by $8.4 million in proceeds received from the maturity of available-for-sale securities; and
●	for the nine months ended September 30, 2019, purchases of $44.4 million in available-for-sale securities, partially offset by $35.9 million of proceeds from available-for-sale securities.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

●	for the nine months ended September 30, 2020, $12.3 million in aggregate net proceeds from financing arrangements consisting of $9.7 million in net proceeds received pursuant to the April 2020 and July 2020 Securities Purchase Agreements, $1.6 million received pursuant to the ATM Agreement and $1.0 million in net proceeds received pursuant to the LPC Purchase Agreement, and $0.1 million in aggregate proceeds from employee stock purchases under our 2017 ESPP; and
●	for the nine months ended September 30, 2019, $1.6 million in net proceeds from the issuance of common stock pursuant to the ATM Agreement, $2.3 million in net proceeds from the issuance of common stock under our Purchase Agreement with Lincoln Park, and $0.1 million in proceeds from employee stock purchases under our 2017 ESPP.

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019

Alliance Revenues

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

Alliance revenue for the nine months ended September 30, 2019 totaled $1.4 million primarily related to the out-licensing of certain non-core technology to Licensee during the second quarter of 2019. No such revenues were recognized during the nine months ended September 30, 2020. See Note 9 to the condensed financial statements in this Quarterly Report on Form 10-Q.

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

In the table below, research and development expenses are set forth in the following categories which are discussed beneath the table:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2020	2019	Change	2020	2019	Change
IMO-2125 external development expense	$2,818	$6,208	(55%)	$13,380	$19,308	(31%)	(1)
IMO-8400 external development expense	—	—	0%	—	45	(100%)
Other drug development expense	1,948	2,151	(9%)	6,275	7,132	(12%)	(2)
Total research and development expenses	$4,766	$8,359	(43%)	$19,655	$26,485	(26%)

(1)	IMO-2125 External Development Expenses. These expenses include external expenses incurred in connection with the development of tilsotolimod as part of our immuno-oncology program. These external expenses include payments to independent contractors and vendors for drug development activities conducted after the initiation of tilsotolimod clinical development in immuno-oncology, but exclude internal costs such as payroll and overhead expenses. We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015 and from July 2015 through September 30, 2020 we incurred approximately $78.6 million in tilsotolimod external development expenses as part of our immuno-oncology program, including costs associated with the preparation for and conduct of ILLUMINATE-204, ILLUMINATE-101, ILLUMINATE-301, ILLUMINATE-206, and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

The decreases in our IMO-2125 external development expenses during both the three and nine months ended September 30, 2020, as compared to corresponding 2019 period, was primarily due to decreases in costs incurred with contract research and manufacturing organizations and outside consultants related to our ILLUMINATE development program, including costs to support our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018, and ongoing ILLUMINATE-206 trial, which we initiated in the second quarter of 2019, as well as costs to support our ILLUMINATE-101 and ILLUMINATE-204 trials.

Going forward, we expect ongoing IMO-2125 external development expenses to continue to be significant as our focus during the remainder of 2020 and beyond is on the clinical development of tilsotolimod (IMO-2125), including preparing for an NDA submission with the FDA. See additional information under the heading “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

(2)	Other Drug Development Expenses. These expenses include external expenses, such as payments to contract vendors, associated with compounds that were previously being developed but are not currently being developed. In addition, these expenses include internal costs, such as payroll and overhead expenses, associated with our clinical development programs.

The decreases in other drug development expenses for each of the three and nine months ended September 30, 2020, compared to the corresponding prior period, were primarily due to lower internal compensation and employee related costs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the three months ended September 30, 2020 and 2019, general and administrative expenses totaled $2.7 million and $3.0 million, respectively. For the nine months ended September 30, 2020 and 2019, general and administrative expenses totaled $9.0 million and $9.1 million, respectively.

The decrease in general and administrative expenses during the three months ended September 30, 2020, as compared to the 2019 period, was primarily due to lower employee expense primarily related to former executives and lower legal costs. The decrease in general and administrative expenses during the nine months ended September 30, 2020, as compared to the 2019 period, was due to lower stock compensation expense, legal fees and employee-related expense, partially offset by increased commercial costs.

Restructuring Costs

Restructuring costs for the three and nine months ended September 30, 2019 totaled less than $0.1 million and approximately $0.2 million, respectively, and are comprised primarily of severance and related benefit costs related to our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility. No such costs were incurred during the three or nine months ended September 30, 2020.

Interest Income

Interest income for the three months ended September 30, 2020 and 2019 totaled less than $0.1 million and approximately $0.3 million, respectively. Interest income for the nine months ended September 30, 2020 and 2019 totaled approximately $0.2 million and $1.0 million, respectively. The period-over-period decreases were primarily due to a decrease in average short-term investment balances and yields. Amounts may fluctuate from period to period due to changes in average investment balances, including commercial paper and money market funds classified as cash equivalents, and composition of investments.

Warrant Revaluation Loss

During the three months ended September 30, 2020, we recorded a non-cash warrant revaluation loss of approximately $0.7 million. During the nine months ended September 30, 2020, we recorded a non-cash warrant revaluation loss of approximately $0.5 million. The non-cash charges for all periods relate to the change in fair value during the respective period of our liability-classified warrants, which were issued in connection with the December 2019 Private Placement. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of our liability-classified warrants for all periods presented was driven primarily by changes in our stock price. No such non-cash revaluation loss was recognized during the corresponding 2019 periods.

Future Tranche Right Revaluation Loss

During the three months ended September 30, 2020, we recorded a non-cash future tranche right revaluation loss of approximately $12.4 million. During the nine months ended September 30, 2020, we recorded a non-cash future tranche right revaluation loss of approximately $7.0 million. The non-cash charges for all periods relate to the change in fair value during the respective period of the future tranche right liability (right to purchase preferred stock and warrants to an investor at future dates), associated with the Future Tranche Rights issued in connection with the December 2019 Securities Purchase Agreement. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining estimated lives of the future tranche rights. Changes in the fair value of the future tranche right liability during all periods presented was driven primarily by changes in our stock price. No such non-cash revaluation loss was recognized during the corresponding 2019 periods.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the three and nine months ended September 30, 2020 was $20.6 million and $36.0 million, respectively, compared to a net loss applicable to common stockholders of $11.1 million and $33.3 million for the three and nine months ended September 30, 2019, respectively. Excluding the non-cash warrant revaluation loss of $0.7 million and future tranche right revaluation loss of $12.4 million for the three months ended September 30, 2020, net loss applicable to common stockholders was $7.5 million. Excluding the non-cash warrant revaluation loss of $0.5 million and future tranche right revaluation loss of $7.0 million for the nine months ended September 30, 2020, net loss applicable to common stockholders was $28.5 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our exposure to market risk from December 31, 2019. Our market risk profile as of December 31, 2019 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2019 Form 10-K.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the three months ended September 30, 2020, other than as reported in our Current Report on Form 8-K filed with the SEC on July 15, 2020 in connection with our offering of shares of the Company’s common stock, pre-funded warrants and warrants to purchase shares of common stock pursuant to the July 2020 Securities Purchase Agreement. These securities were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act. Please refer to Note 8 of the Notes to the Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional details.

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

4.3

Registration Rights Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 15, 2020)

10.1

Securities Purchase Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2020)

10.2

First Amendment to Purchase Agreement, dated as of September 2, 2020, by and among Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2020)

10.3†*	Form of Performance-Based Restricted Stock Agreement under the 2013 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: October 29, 2020	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	/s/ John J. Kirby
John J. Kirby
Chief Financial Officer
(Principal Financial and Accounting Officer)