Form 10-K
period 2020-12-31
IDERA PHARMACEUTICALS, INC.
filed 2021-03-01
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $52.7 million based on the last sale price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 28, 2021, the registrant had 42,257,456 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2020.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part I, Item 1A “Risk Factors” and in our other disclosures and filings with the Securities and Exchange Commission (“SEC”). These factors and the other cautionary statements made in this Annual Report on Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K and the documents we incorporate by reference.

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

Key Business Developments

The following is a summary of key developments affecting our business since the beginning of 2020.

Clinical Development

●	In March 2020, completed enrollment in ILLUMINATE-301.
●	In April 2020, reported final clinical safety and efficacy data from ILLUMINATE-204.
●	In June 2020, announced preliminary data from and planned continuation of ILLUMINATE-206, and reopened enrollment in the fourth quarter of 2020.

Financings and Capital Resources

As further discussed in Note 8 of the Notes to Financial statements in this Annual Report on Form 10-K, during 2020, we:

●	Entered into two private placement financing transactions, collectively providing for up to an aggregate of $40.7 million in potential gross proceeds, of which $15.1 million was received during 2020.
●	Received $12.3 million and $1.7 million in net proceeds pursuant to the ATM Agreement and LPC Purchase Agreement, respectively.

Intellectual Property

As further discussed under the caption “Patents, Proprietary Rights and Trade Secrets” below:

●	In September 2020, we obtained new patent coverage for tilsotolimod through September 2037 directed to methods of treating colorectal cancer.
●	In November 2020, we obtained new patent coverage for tilsotolimod through September 2037 directed to methods of treating head and neck squamous cell carcinoma.

Clinical Development

Tilsotolimod (IMO-2125)

Tilsotolimod is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors and costimulation therapies for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) microsatellite stable (“MSS”) colorectal cancer (“CRC”) in combination with nivolumab and ipilimumab, and (iii) squamous cell carcinoma of the head and neck (“HNSCC”) in combination with ABBV-368 and other combinations. We refer to our tilsotolimod development program as the ILLUMINATE development program. See additional information under the heading “Collaborative Alliances” for information on the development of tilsotolimod in collaboration with AbbVie Inc. (“AbbVie”) for patients with HNSCC.

Advancements in cancer immunotherapy have included the approval of multiple checkpoint inhibitors, which are therapies that target mechanisms by which tumor cells evade detection by the immune system. Despite these advancements, many patients fail to respond to these therapies. Published data suggests the lack of response to checkpoint inhibition is related to a non-immunogenic tumor microenvironment. We believe TLR9 agonists may be useful in melanoma and other solid tumor types that are refractory to anti-PD1 treatment due, in part, to low mutation load and low dendritic cell infiltration. Because TLR9 agonists, such as tilsotolimod, stimulate the immune system, we believe the intratumoral injection of tilsotolimod activates a local immune response in the injected tumor, which may complement the effect of the systemically administered checkpoint inhibitors.

Melanoma

Melanoma is a cancer that begins in a type of skin cell called melanocytes. While melanoma is one of the least common types of skin cancer, it has a poor prognosis when not detected and treated early. As is the case in many forms of cancer, melanoma becomes more difficult to treat once the disease has spread, or metastasized, beyond the skin to other parts of the body. According to the American Cancer Society, approximately 106,000 people in the United States will be diagnosed with invasive melanoma in 2021. Immunotherapies known as checkpoint inhibitors have changed the treatment of advanced melanoma and have become the standard of care, with anti-PD-1 agents being the most commonly used immunotherapy in the first-line setting. These agents work by increasing the ability of the body’s immune system to help detect and fight cancer cells. However, due to primary or acquired resistance mechanisms that exclude or inhibit anti-tumor immune cells, as many as 60% of patients do not benefit from this type of therapy, and up to one-third of initial responders develop resistance to the therapy and ultimately experience disease progression. Today, these refractory patients are left with few options for further treatment, paving the way for novel investigational therapies such as tilsotolimod.

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

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD-1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301. This trial, which completed target enrollment of 454 patients in March 2020, will compare the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization. The family of primary endpoints of the trial consists of objective response rate (“ORR”) by blinded independent central review using Response Evaluation Criteria in Solid Tumors (“RECIST v1.1”) and median overall survival (“OS”). We believe positive results in either of the primary endpoints could lead to approval in the United States. Key secondary endpoints include durable response rate, duration of response, median time to response, median progression free survival (“PFS”) and patient-reported outcomes using a validated scale. ILLUMINATE-301 is being monitored by an Independent Data Monitoring Committee.

 As further discussed below under the heading “Collaborative Alliances,” in May 2018, we entered into a clinical trial collaboration and supply agreement with BMS under which BMS has agreed to supply YERVOY® (ipilimumab), at its cost and for no charge to us, for use in ILLUMINATE-301.

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

We believe, based on internally conducted commercial research and information published by the American Cancer Society and other references, that annually in the United States, approximately 149,500 people are diagnosed with CRC, of which 85% are MSS, and that approximately 53,000 deaths are attributed to CRC. Additionally, we believe that annually in the United States, approximately 66,000 people are diagnosed with HNSCC and there are approximately 14,500 deaths attributed to HNSCC. We also believe that, in 2018, approximately 212,000 patients in the United States with various tumor types have been treated with an anti-PD-1/anti-PD-L1 therapy. Approximately 87% of these patients may progress after treatment and therefore may benefit from alternative therapies.

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

Currently, we are evaluating relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab (the “MSS-CRC Study”). An initial group of ten patients was enrolled to evaluate the safety of administering the combination of tilsotolimod, nivolumab and ipilimumab. To investigate the safety profile of this triplet combination, ILLUMINATE-206 was designed with a stepwise approach to Yervoy® dosage. Patients in this initial safety cohort of the MSS-CRC Study, many of whom were heavily pre-treated and rapidly progressing, received 8 mg of intratumoral tilsotolimod and 3 mg/kg of intravenous (IV) Opdivo® every two weeks, along with 1 mg/kg of IV Yervoy® every eight weeks (the “Low-Dose, Low-Frequency Cohort”). This regimen was generally well tolerated; no patients discontinued treatment due to adverse events (AEs) and none experienced Grade 4 or 5 AEs. One patient experienced stable disease per RECIST v1.1 criteria and nine patients progressed as defined by RECIST v1.1. Investigators reported that six of the progressing patients had stability or reduction in size of injected lesions and six had stability or reduction in overall size of uninjected lesions.

Based on these results, we are actively enrolling patients in a second MSS-CRC Study cohort. Changes in the study design intended to improve potential outcomes in the targeted patient population included increasing the frequency of Yervoy® dosing to every three weeks and limiting the number of allowed prior lines of treatment to two. Accordingly, patients in the second group of 10 enrolled in the MSS-CRC Study will receive 8 mg of intratumoral tilsotolimod (total of 9 doses over approximately 28 weeks) and 3 mg/kg of intravenous (IV) Opdivo® every three weeks followed by 480 mg of IV Opdivo® every four weeks, along with 1 mg/kg of IV Yervoy® every three weeks for four doses (the “Low-Dose, High-Frequency Cohort”). Based on data from these patients, the MSS-CRC Study may be expanded further and/or provide rationale to explore additional tumor types.

As further discussed below under the heading “Collaborative Alliances,” in March 2019, we entered into a clinical trial collaboration and supply agreement with BMS, under which BMS has agreed to manufacture and supply YERVOY® (ipilimumab) and OPDIVO® (nivolumab), at its cost and for no charge to us, for use in ILLUMINATE-206.

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

Discontinued Programs

In July 2018, following an analysis of our gene-silencing technology platform and our research portfolio, we decided to suspend our rare disease and discovery programs as part of our overall strategy to more narrowly focus our capital resources on the development and commercialization of tilsotolimod. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 11, 2020, for further details on our discontinued programs.

Collaborative Alliances

Our current alliances include collaborations with AbbVie and BMS. In addition to our current alliances, we may seek to enter into additional collaborative alliances to support development and commercialization of our TLR agonists and antagonists.

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

Research and Development Expenses

We are committed to redefining the treatment of certain cancers and rare diseases and have historically dedicated a significant portion of our resources to our efforts on the discovery and development of our drug candidates. For the years ended December 31, 2020, 2019 and 2018, we spent approximately $24.8 million, $34.9 million, and $41.8 million, respectively, on research and development activities. We plan to continue to invest in research and development, primarily with respect to our clinical trials of tilsotolimod. Accordingly, we anticipate a significant portion of our operating expenses will continue to be related to clinical development in 2021 and beyond.

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

We have devoted and continue to devote a substantial amount of our resources into establishing intellectual property protection for:

●	Novel chemical entities that function as agonists of TLR3, TLR7, TLR8 or TLR9;
●	Novel chemical entities that function as antagonists of TLR7, TLR8 or TLR9; and
●	Composition and use of our nucleic acid chemistry compounds to treat and prevent a variety of diseases.

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

On September 15, 2020, the U.S. Patent and Trademark Office issued U.S. Patent No. 10,772,907 (the ‘907 Patent) to us, entitled “Immune Modulation with TLR9 Agonists for Cancer Treatment,” which includes our investigational therapy tilsotolimod. The ‘907 Patent includes 26 claims directed to methods of treating colorectal cancer (“CRC”) with intratumoral administration of tilsotolimod in combination with certain immune checkpoint inhibitor therapies, including CTLA-4, PD-1 or PD-L1 proteins.

On November 17, 2020, the U.S. Patent and Trademark Office issued U.S. Patent No. 10,835,550 (the ‘550 Patent) to us, entitled “immune Modulation with TLR9 Agonists for Cancer Treatment,” which includes our investigational therapy tilsotolimod. The ‘550 Patent includes 26 claims directed to methods of treating head and neck squamous cell carcinoma (“HNSCC”) with intratumoral administration of tilsotolimod in combination with certain immune checkpoint inhibitor therapies, including CTLA-4, PD-1 or PD-L1 proteins.

These new patents (the ‘907 Patent and the ‘550 Patent) expand protection of the first tilsotolimod method-of-use patent, which was directed to methods of treating metastatic melanoma and was issued in November 2019. The ’907 Patent and the ‘550 Patent provide exclusivity for certain uses of tilsotolimod through September 2037.

As of February 15, 2021, we owned approximately 57 U.S. patents and patent applications and about 184 patents and patent applications throughout the rest of the world for our TLR-targeted immune modulation technologies. These patents and patent applications include claims covering the chemical compositions of matter and methods of use of our IMO compounds, such as IMO-8400, IMO-9200 and tilsotolimod (IMO-2125), as well as other compounds. These patents and patent applications (if granted) expire at various dates ranging from 2020 to 2041. With respect to IMO-8400, we have six issued U.S. patents that cover the chemical composition of matter of IMO-8400 and certain methods of its use, the latest of which expires in 2031. With respect to IMO-9200, we have nine issued U.S. patents that cover the chemical composition for IMO-9200 and methods of its use, the latest of which expires in 2034. With respect to tilsotolimod, we have an issued U.S. patent that covers the chemical composition of matter of tilsotolimod that will expire in 2024 and additional patents that cover methods of its use, the latest of which will expire in 2037. We have pending applications in the United States and outside of the United States that cover methods of treatment or use of tilsotolimod, which, if granted, will expire between 2035 and 2041.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;

●	submission to the FDA of an IND, which must take effect before human clinical trials may begin in the United States;

●	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”) to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to the FDA of a new drug application (“NDA”);

●	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) where applicable, and post-approval studies required by the FDA.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials. The Regulation was published on June 16, 2014 but is not expected to apply until 2020.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Health Care Reform Law, known as the federal Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (“CMS”) within the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (the “PPACA”) which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the PPACA of importance to potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” (“AMP”) for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	established the Independent Payment Advisory Board (“IPAB”) which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019. Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Human Capital Resources

Our vision is to translate scientific breakthroughs into important new medicine. We have a culture where patients are at the center of all we do, with core values that connect us to each other and our stakeholders and define who we are, what we stand for, and how we work.

We are focused on effective attraction, development, and retention of, and compensation and benefits to, human resource talent, including workforce and management development, diversity and inclusion initiatives, succession planning, and corporate culture and leadership quality, which are vital to our success. At December 31, 2020, our total workforce consisted of 32 employees. We consider our relations with our employees to be good.

During 2020, as we worked to manage through the effects of the human capital aspects of the pandemic, all employees were provided the option of working remotely or at our Exton office with appropriate safeguards.

Information About Our Executive Officers

See Part III, Item 10 “Directors, Executive Officers and Corporate Governance” for information relating to our executive officers.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We will need additional financing, which may be difficult to obtain on terms attractive to us or at all.

We expect that we will need to raise additional funds in order to complete the development of, seek regulatory approvals for and commercialization of tilsotolimod and to continue to fund our operations. We are seeking and expect to continue to seek additional funding through financings of equity or debt securities, collaborations, or the sale or license of assets. We believe the key factors that will affect our ability to obtain funding are: (i) the results of our clinical development activities in our tilsotolimod program or any other drug candidates we develop on the timelines anticipated; (ii) the time and expense required to submit an NDA for tilsotolimod; (iii) the cost, timing, and outcome of regulatory reviews; (iv) the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically; (v) receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into; and (vi) ability to enter into additional collaborations and the success of such collaborations.

Financing may not be available to us when we need it, or on favorable or acceptable terms, or at all. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our existing stockholders may experience dilution, or an equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year. If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay clinical trials of tilsotolimod, delay the NDA submission of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

We expect that we will continue to incur substantial and increasing net losses in the foreseeable future.

From January 1, 2001 to December 31, 2020, we incurred losses of $573.4 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital. Additionally, we have never had any products of our own available for commercial sale and have received no revenues from the sale of drugs. Substantially all of our revenues have been from collaborative and license agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed development of any drug candidates. Due to the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available, or when we will become profitable, if at all. We expect to incur substantial operating losses in future periods.

Even if we succeed in receiving marketing approval for and commercializing tilsotolimod or any other product candidate, we will continue to incur substantial research and development and other expenditures to develop and market additional potential indications or products. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Risks Relating to Our Business, Strategy, and Industry

We are depending heavily on the development, regulatory approval and commercialization of our lead TLR-targeted drug candidate, tilsotolimod. If we are unable to successfully develop and commercialize tilsotolimod or any other drug candidate, or experience significant delays in doing so, our business may be materially harmed.

We have made and intend to continue to make a significant investment of our time and financial resources in the development and commercialization of tilsotolimod.  Our ability to generate product revenues will depend heavily on our ability to successfully develop, obtain regulatory approval for and commercialize tilsotolimod. If we fail to obtain regulatory approval and successfully commercialize tilsotolimod, our business would be materially and adversely impacted.  Even if tilsotolimod receives regulatory approval, we will incur significant expenses to support its commercialization and launch, which investment may never be realized if sales are insufficient.

We are developing tilsotolimod in combination with other immuno-modulatory compounds and chemotherapeutic agents and our efforts may not be successful or result in any approved and marketable products.

Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors for the treatment of various solid tumors, including (i) anti-PD1 refractory metastatic melanoma in combination with ipilimumab, (ii) microsatellite stable colorectal cancer in combination with nivolumab and ipilimumab, and (iii) squamous cell carcinoma of the head and neck in combination with other oncology products. While we have evaluated the safety profile of tilsotolimod as a single agent via intratumoral injection in previous trials, and as marketed products the safety profiles of ipilimumab and nivolumab are each known, the safety profile of the combination of tilsotolimod with ipilimumab and/or nivolumab is still being evaluated. Further, under the AbbVie Agreement, AbbVie is conducting a clinical study to evaluate the efficacy and safety of tilsotolimod with other products. These factors may result in participating subjects experiencing serious adverse events or undesirable side effects or exposure to unacceptable health risks requiring us or AbbVie to suspend or terminate any clinical trials which are being conducted with tilsotolimod and other therapeutic agents.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S.

In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' drug candidates. Our inability to enroll a sufficient number of patients for our clinical trials could also require us to abandon one or more clinical trials altogether. Enrollment delays may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If our clinical trials are unsuccessful, delayed or terminated, we may not be able to develop and commercialize our drug candidates.

Clinical trials are lengthy, complex, and expensive processes with uncertain results. We may not be able to complete any clinical trial of an investigational product within any specified time period. Moreover, clinical trials may not show our investigational products to have an acceptable safety and efficacy profile. The FDA or other equivalent foreign regulatory agencies may not allow us to complete these trials or commence and complete any other clinical trials.

Numerous unforeseen events may occur during, or as a result of, preclinical testing, nonclinical testing or the clinical trial process that could delay or inhibit the ability to receive regulatory approval or to commercialize drug products. For example, setbacks in clinical trials may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of our drug candidates, including our TLR-targeted drug candidates, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials that could slow enrollment of trials, increase the costs of trials or limit the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our drug candidates.

Other events that could delay or inhibit conduct of our clinical trials include: (i) nonclinical or clinical data may not be readily interpreted, which may lead to delays and/or misinterpretation; (ii) our nonclinical tests, including toxicology studies, or clinical trials may produce negative or inconclusive results; (iii) we might have to suspend or terminate our clinical trials if the participating subjects experience serious adverse events or undesirable side effects or are exposed to unacceptable health risks; (iv) regulators or IRBs may hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, issues identified through inspections of manufacturing or clinical trial operations or clinical trial sites; (v) we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA's Application Integrity Policy, or similar policy under foreign regulatory authorities; (vi) we or our contract manufacturers may be unable to manufacture sufficient quantities of our drug candidates for use in clinical trials; (vii) the cost of our clinical trials may be greater than we currently anticipate making continuation and/or completion improbable; and (viii) our drug candidates may not cause the desired effects or may cause undesirable side effects or our drug candidates may have other unexpected characteristics.

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

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may materially differ, including as a result of audit and verification procedures, from final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock. In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

The technologies on which we rely are unproven and may not result in any approved and marketable products.

Our technologies or therapeutic approaches are relatively new and unproven. We have focused our efforts on the research and development of RNA- and DNA-based compounds, or oligonucleotides, targeted to TLRs. The results of preclinical studies with TLR-targeted compounds may not be indicative of results that may be obtained in clinical trials, and results we have obtained in the clinical trials we have conducted to date may not be predictive of results in subsequent clinical trials. Further, the chemical and pharmacological properties of TLR-targeted compounds may not be fully recognized in preclinical studies and small-scale clinical trials, and such compounds may interact with human biological systems in unforeseen, ineffective or harmful ways that we have not yet identified. As a result of these factors, we may never succeed in obtaining regulatory approval to market any product.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us.

There are many other companies, public and private, actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate and program, including TLR-targeted compounds as well as non-TLR-targeted therapeutics. Some potentially competitive products have been in development or commercialized for years. Many of the marketed products have been accepted by the medical community, patients, and third-party payors. Our ability to compete may be affected by the previous adoption of such products by the medical community, patients, and third-party payors.

We recognize that other companies, including large pharmaceutical companies, may be developing or have plans to develop products and technologies that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have and/or may have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals of products for use in health care and manufacturing, and marketing and selling approved products. We anticipate that the competition with our drug candidates and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our drug candidates and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market to be important competitive factors.

Our business could be adversely affected by the effects of health epidemics, such as the recent COVID-19 global pandemic, including disruptions to our clinical trials or the delay of regulatory approvals.

Our business may be adversely affected by the effects of health epidemics, including the ongoing worldwide COVID-19 pandemic. In December 2019, COVID-19 emerged and in March 2020, the World Health Organization declared the coronavirus outbreak a pandemic. The spread of this pandemic has caused significant volatility and uncertainty globally. This has resulted in an economic downturn and may disrupt our business and delay our clinical trials and regulatory approvals. Quarantines and similar government orders have been enacted in each of the geographies in which we are conducting our clinical trials. The patient populations that are eligible for our clinical trials are immune-compromised and are at higher risk for becoming infected with COVID-19. As COVID-19 affects the parts of the world where we are conducting our clinical trials, and the patients involved with these clinical trials become infected with COVID-19, we may have more adverse events and deaths in our clinical trials as a result. Additionally, if global health concerns continue to prevent the FDA from conducting its regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Such concerns could also affect the ability of our personnel to perform their normal responsibilities and could result in temporary closures of our facilities.

The global pandemic of COVID-19 continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials, which could prevent or delay us from obtaining approval for tilsotolimod, or on our employee resources.

As a small biopharmaceutical-focused company with limited resources, we may be unable to attract and retain qualified personnel.

We are a small company with 32 full-time employees as of December 31, 2020. Any future growth will require hiring a number of qualified personnel. Also, because of the specialized scientific nature of our business, we face intense competition for qualified employees and consultants from biopharmaceutical companies, research organizations and academic institutions. Failure to attract and retain qualified personnel would materially harm our ability to compete effectively and grow our business.

If we lose any of our officers or key employees, our management and technical expertise could be weakened significantly.

Our success largely depends on the skills, experience, and efforts of our executive officers, especially our President and Chief Executive Officer, Mr. Vincent Milano. We do not maintain key person life insurance policies covering any of our employees. The loss of any of our executive officers could weaken our management and technical expertise significantly and harm our business.

Risks Related to Regulatory Approval and Marketing and Other Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates.

We are not permitted to market our drug candidates in the U.S. or in other countries until we, or any future collaborators, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside of the U.S. The approval process is lengthy, often taking a number of years, is uncertain, and is expensive. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. Information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities is also required. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any collaborators we may have to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad.

We, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements in foreign jurisdictions. The approval procedure varies among countries and can involve additional studies. The time required to obtain approval may differ substantially from that required to obtain FDA approval. In addition, in many countries outside of the U.S., it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We, and any future collaborators, may not obtain approvals from regulatory authorities outside of the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in foreign jurisdictions, and approval by one regulatory authority outside of the U.S. does not ensure approval by regulatory authorities in other jurisdictions or by the FDA.

Additionally, on January 31, 2020, the United Kingdom (“U.K.”) withdrew from the E.U. (Brexit), thereby triggering a transition period that ended December 31, 2020. There is currently considerable uncertainty on regulatory processes in Europe and the European Economic Area. The lack of clarity about which E.U. rules and regulations the U.K. would replace or replicate, such as rules and regulations relating to trade (including the importation and exportation of pharmaceuticals), clinical research, and intellectual property, could negatively impact our business, including by restricting our ability to generate revenue in these jurisdictions.

Even if we, or any future collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our drugs may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

We, and any future collaborators, must comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Such promotional communications are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any future collaborators, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved drugs and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, and other regulatory authorities to monitor and ensure compliance with cGMPs.

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

Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict promotional activities relating to our drugs. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

Any of our drug candidates for which we, or our future collaborators, obtain marketing approval in the future could be subject to post-approval restrictions or withdrawal from the market and we, and our future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our drugs following approval.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label promotion.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including: (i) litigation involving patients taking our drug; (ii) restrictions on such drugs, manufacturers or manufacturing processes; (iii) restrictions on the labeling or marketing of a drug; (iv) restrictions on drug distribution or use; (v) requirements to conduct post-marketing studies or clinical trials; (vi) warning letters or untitled letters; (vii) withdrawal of the drugs from the market; (viii) refusal to approve pending applications or supplements to approved applications that we submit; (ix) recall of drugs; (x) fines, restitution or disgorgement of profits or revenues; (xi) suspension or withdrawal of marketing approvals; (xii) damage to relationships with any potential collaborators; (xiii) unfavorable press coverage and damage to our reputation; (xiv) refusal to permit the import or export of drugs; (xv) drug seizure; or (xvi) injunctions or the imposition of civil or criminal penalties.

We may not be able to obtain or maintain orphan drug exclusivity for applications of our TLR drug candidates.

The FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of seven years of marketing exclusivity. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

In November 2017, the FDA granted us fast track designation for tilsotolimod for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab therapy.  However, even with fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we intend to seek fast track designation for other applications of our drug candidates. The FDA has broad discretion whether to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it.

A breakthrough therapy designation by the FDA for any application of our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those drug candidates will receive marketing approval.

We may seek a breakthrough therapy designation for some applications of our drug candidates. Designation as a breakthrough therapy is within the discretion of the FDA. The receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We have only limited experience in regulatory affairs and our drug candidates are based on new technologies; these factors may affect our ability or the time we require to obtain necessary regulatory approvals.

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory approval of any of our drug candidates. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure.

We are subject to extensive and costly governmental regulation, the violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our product candidates are subject and any future commercial products will be subject to costly, extensive and rigorous domestic and foreign government regulation, as discussed under the caption “Government Regulation” within Item 1 of this Annual Report on Form 10-K.

In addition, our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include, but are not limited to, the following: the Anti-Kickback Statute; the Foreign Corrupt Practices Act; the False Claims Act; privacy laws such as HIPAA; transparency requirements; and analogous state and foreign laws. Additionally, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

We depend on information technology, infrastructure and data to conduct our business. Any significant disruption, or cyber-attacks, could have a material adverse effect on our business.

We are dependent upon information technology, infrastructure and data. Computer systems, including ours and those of our suppliers, partners and service providers, contain sensitive confidential information or intellectual property, and are vulnerable to service interruption or destruction, cyber-attacks (both malicious and random) and other natural or man-made incidents or disasters, which may be prolonged or go undetected. Such events are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. A significant interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business or products could have a material adverse effect on our business, financial condition and results of operations.

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

We rely in part on our collaborative alliances with AbbVie and BMS for the development of tilsotolimod. Our current collaboration agreements, as more fully described within Item 1 of this Annual Report on Form 10-K, or any collaborations we may enter into in the future, may not be successful. The success of our collaborative alliances, if any, will depend heavily on the efforts and activities of our collaborators. Our existing collaborations and any potential future collaborations have risks, including the following: (i) our collaborators may control the development (and timing thereof) of the drug candidates being developed with our technologies and compounds and/or the companion diagnostic to be developed for use in conjunction with our drug candidates; (ii) our collaborators may control the public release of information regarding the developments; (iii) disputes may arise in the future with respect to the ownership of or right to use technology and intellectual property developed with our collaborators; (iv) disagreements with our collaborators could delay or terminate the development of our products, or result in litigation or arbitration; (v) we may have difficulty enforcing the contracts if any of our collaborators fail to perform; (vi) our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities; (vii) our collaboration agreements are likely to be for fixed terms and subject to termination by our collaborators in the event of a material breach or lack of scientific progress by us; (viii) our collaborators may challenge our intellectual property rights or utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; (ix) our collaborators may not comply with all applicable regulatory requirements; (x) our collaborators may under fund or not commit sufficient resources to the testing or development of our drug candidates; and (xi) our collaborators may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues. Given these risks, it is possible that any collaborative alliance into which we enter may not be successful.

If we are unable to establish additional collaborative alliances, our business may be materially harmed.

Collaborators provide the necessary resources and drug development experience to advance our compounds in their programs. We have entered into and expect to continue to seek to enter into collaborative alliances with pharmaceutical companies to advance our TLR agonist and antagonist candidates and with respect to additional applications of our nucleic acid chemistry technology research program. Upfront payments and milestone payments received from collaborations help to provide us with the financial resources for our internal research and development programs. Our internal programs are focused on developing TLR-targeted drug candidates for the potential treatment of certain rare diseases and in our immuno-oncology program and on nucleic acid chemistry drug candidates. We believe that additional resources will be required to advance compounds in all of these areas. If we do not reach agreements with additional collaborators in the future or if the terms of such a collaborative alliance on are not favorable to us, we may not be able to obtain the expertise and resources necessary to achieve our business objectives, our ability to advance our compounds will be jeopardized and we may fail to meet our business objectives. Moreover, collaborations are complex and time consuming to negotiate, document, and implement. We may not be successful in our efforts to establish and implement collaborations on a timely basis.

  Risks Relating to Intellectual Property

If we are unable to obtain and maintain patent protection for our discoveries, the value of our technology and products will be adversely affected.

Our ability to develop and commercialize drugs depends in significant part on our ability to: (i) obtain and maintain valid and enforceable patents; (ii) obtain licenses to the proprietary rights of others on commercially reasonably terms; (iii) operate without infringing upon the proprietary rights of others; (iv) prevent others from infringing on our proprietary rights; and (v) protect our trade secrets.

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

Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing products.

Although we have many issued patents and pending patent applications in the U.S. and other countries, we may not have rights under certain third-party patents or patent applications related to our compounds under development. Third parties may own or control these patents and patent applications in the U.S. and abroad. In particular, we are aware of certain third-party U.S. patents that contain claims related to immunostimulatory polynucleotides and their use to stimulate an immune response, as well as to antisense technology. Although we do not believe any of our TLR or antisense compounds under development infringe any valid claim of these patents, we cannot be assured that the holder of such patents would not seek to assert such patents against us or, if the holder did, that the courts would not interpret the claims of such patents more broadly than we believe appropriate and determine that we are in infringement of such patents. In addition, there may be other patents and patent applications related to our current or future drug candidates of which we are not aware. Therefore, in some cases, in order to develop, manufacture, sell or import some of our drug candidates, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the U.S. and abroad or under third-party patents that might issue from U.S. and foreign patent applications. In such an event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products, or may be delayed in doing so. Either of these results could have a material adverse effect on our business.

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

Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time-consuming. Moreover, there is no assurance that we would be successful in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities.

Risks Relating to Product Manufacturing, Marketing and Sales, and Reliance on Third Parties

Even if tilsotolimod or other compounds we may develop are successful in clinical trials and receive regulatory approvals, we or our collaboration partners may not be able to successfully commercialize them.

Even if tilsotolimod were successful in clinical development and receive regulatory approvals, it may never reach or remain on the market, be successfully developed into commercial products or gain market acceptance among physicians, patients, healthcare payors or the medical community for a number of reasons including: (i) it may be found ineffective or cause harmful side effects; (ii) it may be difficult to manufacture on a scale necessary for commercialization; (iii) it may experience excessive product loss due to contamination, equipment failure, inadequate transportation or storage, improper installation or operation of equipment, vendor or operator error, natural disasters or other catastrophic events, inconsistency in yields or variability in product characteristics; (iv) it may be uneconomical to produce; (v) the timing of market introduction of tilsotolimod and other compounds we may develop and competitive products may be inopportune; (vi) political and legislative changes may make the commercialization of tilsotolimod, or any other product candidates we may develop in the future, more difficult; (vii) we may fail to obtain reimbursement approvals or pricing that is cost effective for patients as compared to other available forms of treatment or that covers the cost of production and other expenses; (viii) they may not compete effectively with existing or future alternatives; (ix) we may be unable to develop commercial operations and to sell marketing rights; (x) it may fail to achieve market acceptance; or (xi) we may be precluded from commercialization of a product due to proprietary rights of third parties.

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

There are a limited number of manufacturers that operate under the FDA's cGMP regulations capable of manufacturing our drug candidates. As a result, we may have difficulty finding manufacturers for our drug candidates suitable for our needs. If we are unable to arrange for third-party manufacturing of our drug candidates on a timely basis, or on acceptable terms, we may not be able to complete development of our drug candidates or market them.

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

Additionally, contract manufacturers may not be able to manufacture our drug candidates at a cost or in quantities necessary to make them commercially viable. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug substance or drug product is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA's cGMP and NDA/BLA regulations. Contract manufacturers may also be subject to comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

We have no experience selling, marketing or distributing oncology products and no internal capability to do so.

We currently have no commercialization expertise in oncology, including sales, marketing or distribution capabilities. Advancing tilsotolimod through Phase 3 development and regulatory approval will require us to begin commercialization preparation activities and incur related expenses. These activities will include, among other things, the development of an in-house marketing organization and sales force, a market access and payor reimbursement strategy and a distribution function, which will require significant capital expenditures, management resources and time. If we are unable to adequately prepare the market for the potential future commercialization of tilsotolimod, we may not be able to generate product revenue once marketing authorization is obtained.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements on commercially reasonable terms, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our drug candidates. We depend on independent clinical investigators, contract research organizations (CROs), and other third-party service providers in the conduct of the clinical trials of our drug candidates and expect to continue to do so. We expect to contract with CROs for future clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable regulations and protocols for the trial. Third parties may not complete activities on schedule, or at all, or may not conduct our clinical trials in accordance with regulatory requirements or our protocols. If these third parties fail to carry out their obligations, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable drug candidate, or to commercialize such drug candidate being tested in such trials. If we seek to conduct any of these activities ourselves in the future, we will need to recruit appropriately trained personnel and add to our research, clinical, quality and corporate infrastructure.

The commercial success of any drug candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Any products that we ultimately bring to the market, if they receive marketing approval, may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. For example, current cancer treatments, including chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our products do not achieve an adequate level of acceptance, we may not generate product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including: (i) the prevalence and severity of any side effects; (ii) the efficacy and potential advantages over alternative treatments; (iii) the ability to offer our drug candidates for sale at competitive prices; (iv) relative convenience and ease of administration; (v) the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; (vi) the strength of marketing and distribution support and the timing of market introduction of competitive products; and (vii) publicity concerning our products or competing products and treatments.

Even if a potential product displays a favorable efficacy and safety profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate patients, the medical community, and third-party payors about our drug candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional methods used by our competitors.

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

Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved products. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers, which could limit the price we might establish for products that we or our current or future collaborators may develop or sell, which would result in lower product revenues or royalties payable to us. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop.

We face a risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of prescription drugs. We face a risk of product liability exposure related to the testing of our drug candidates in clinical trials and will face an even greater risk if we commercially sell any products. Regardless of merit or eventual outcome, liability claims and product recalls may result in: (i) decreased demand for our drug candidates and products; (ii) damage to our reputation; (iii) regulatory investigations that could require costly recalls or product modifications; (iv) withdrawal of clinical trial participants; (v) costs to defend related ligation; (vi) substantial monetary awards to clinical trial participants or patients; (vii) loss of revenue; (viii) the diversion of management's attention away from managing our business; and (ix) the inability to commercialize any products that we may develop.

Although we have product liability and clinical trial liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could also prevent or interfere with our commercialization efforts.

Risks Relating to Ownership of Our Common Stock

Provisions in our certificate of incorporation and by-laws and Delaware law, may prevent a change in control that stockholders may consider desirable.

Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include: (i) a classified board of directors; (ii) limitations on the removal of directors; (iii) limitations on stockholder proposals at meetings of stockholders; (iv) the inability of stockholders to act by written consent or to call special meetings; and (v) the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval. These provisions could: (i) have the effect of delay, defer or prevent a change in control of us or a change in our management that stockholders may consider favorable or beneficial or (ii) discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions.

The Company’s amended and restated bylaws (“Bylaws”) provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

Our Bylaws provide to the fullest extent permitted by law that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or its stockholders, (iii) any action arising pursuant to any provision of the DGCL, the Company’s Certificate of Incorporation or the Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws, (v) or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company or its directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our Bylaws would not apply to claims brought under the Securities Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Additionally, such provision will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Approximately 35% of our outstanding common stock is held (36% beneficially owned) by three stockholders. If these significant stockholders choose to act together, they could exert substantial influence over our business, and the interests of these stockholders may conflict with those of other stockholders.

There is a concentration of ownership of our outstanding common stock because approximately 35% of our outstanding common stock is owned by three stockholders. As of February 15, 2021: (i) Baker Bros. Advisors LP, and certain of its affiliated funds (collectively, “Baker Brothers”) beneficially owned 11.1% of our outstanding common stock, which excludes all convertible securities as a result of certain beneficial ownership limitations as discussed on page F-36 of this Annual Report on Form 10-K; (ii) entities affiliated with Pillar Invest Corporation (the “Pillar Investment Entities”) beneficially owned 19.9% of our outstanding common stock; and (iii) Castellina Ventures Ltd. (“Castellina” and, together with Baker Brothers and Pillar Investment Entities, the “Significant Securityholders”) beneficially owned 5.3% of our outstanding common stock. If any of our Significant Securityholders acted together, they could be able to exert substantial influence over our business. Additionally, the interests of the Significant Securityholders may be different from or conflict with the interests of our other stockholders. This concentration of voting power with the Significant Securityholders could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and either of our Significant Securityholders on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Our financial statements, including our balance sheets and statements of operations, are subject to quarterly changes related to the revaluation our warrant and future tranche right liabilities.

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

If we are required to redeem shares of Series B1 preferred stock, or, if issued, Series B2, Series B3 or Series B4 preferred stock, our cash position will be negatively impacted.

Pursuant to the December 2019 Securities Purchase Agreement, we issued 23,684 shares of Series B1 preferred stock and are contingently obligated to issue 98,685 shares of Series B2 preferred stock, 82,418 shares of Series B3 preferred stock and 82,418 shares of Series B4 preferred stock and accompanying warrants exercisable for either common stock or Series B1 preferred stock, to the extent Baker Brothers exercise its option to purchase these securities.  Subject to the terms of the Certificate of Designations, Preferences and Rights of Series B1 Convertible Preferred Stock, Series B2 Convertible Preferred Stock, Series B3 Convertible Preferred Stock and Series B4 Convertible Preferred Stock of the Company, on or after the five-year anniversary of the applicable initial issuance date of each such series of preferred stock, and to the extent that the holder’s redemption rights with regard to such series of preferred stock are not lost upon our achievement of certain criteria regarding our stock price and ILLUMINATE-301 on or before the two-year anniversary date of the applicable initial issuance date, some or all of our outstanding shares of such series of preferred stock may be redeemable at the option of the holder at a redemption price of $152.00 per share of Series B1 and Series B2 preferred stock and $182.00 per share of Series B3 and Series B4 preferred stock. If a holder of preferred stock requests redemption, we will be required to redeem such shares of preferred stock, subject to certain provisions regarding insufficient funds. We may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. Unless we operate profitably, our ability to redeem the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. To the extent a Series B preferred stockholder exercises its redemption rights when it is eligible to do so, and if we do not have sufficient “surplus” under Delaware law at that time, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption at that time, our available cash will be negatively impacted and our ability to use the net proceeds from this offering could be substantially limited. In addition, such reduction in our available cash could decrease the trading price of our common stock.

The issuance or sale of shares of our common stock, including the issuance of our securities pursuant to the December 2019 Securities Purchase Agreement, could depress the trading price of our common stock.

The December 2019 Securities Purchase Agreement transaction consists of four separate tranches. The terms of the tranches, including the number of shares issued or to be issued, the purchase prices, and the conversion prices and the number of warrants and exercise prices, are set forth beginning on page F-20 of this Annual Report on Form 10-K. If (i) we issue shares of common stock pursuant to the conversion or exercise of the securities issuable under the December 2019 Securities Purchase Agreement, (ii) we issue additional shares of our common stock or rights to acquire shares of our common stock in other future transactions, (iii) any of our existing stockholders sells a substantial amount of our common stock, or (iv) the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Certain investors in the December 2019 private placement will have the ability to control or significantly influence certain business decisions.

Pursuant to the terms of the December 2019 Securities Purchase Agreement, subject to certain conditions, Baker Brothers have consent rights over certain significant matters of the Company’s business. These include decisions to (i) issue or authorize equity securities that rank equal or senior to the Series B1, Series B2, Series B3 and Series B4 preferred stock with respect to liquidation preference, (ii) incur any indebtedness in excess of $1,000,000, in the aggregate, outside the ordinary course of business (other than the refinancing of the Company’s term debt, if any), (iii) sell, transfer or otherwise dispose of tilsotolimod (such approval not to be reasonably withheld), (iv) license tilsotolimod in the U.S. or the E.U. (in each case such approval not to be unreasonably withheld), or (v) pay any dividends. As a result, Baker Brothers will have significant influence over certain matters affecting our business.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease approximately 11,000 square feet of office space located in Exton, Pennsylvania. The lease expires on May 31, 2025. We may terminate the lease at any point as long as we remain a member of the landlord’s group and require a space with more square footage. We have specified rights to sublease this facility.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “IDRA” on the Nasdaq.

Holders of Record

As of February 15, 2021, we had approximately 55 common stockholders of record registered on our books, excluding shares held through banks and brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding total shares subject to outstanding stock options, warrants and rights and total additional shares available for issuance under our existing equity incentive and employee stock purchase plans. In addition, from time to time, we may grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	5,158,269	$8.38	1,084,142
Equity compensation plans not approved by stockholders (2)	359,375	$26.35	—
Total	5,517,644	$9.78	1,084,142
(1)	Consists of our: 2008 Stock Incentive Plan; 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan. Amounts in column (a) include stock options and unvested restricted stock units outstanding. Shares are available for future issuance only under our 2013 Stock Incentive Plan and 2017 Employee Stock Purchase Plan.
(2)	Consists of stock options issued as inducement grants (issued prior to 2017) as of December 31, 2020. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us involving sales of our securities that were not registered under the Securities Act during the year ended December 31, 2020.

April 2020 Private Placement

As reported in our Current Report on Form 8-K filed with the SEC on April 7, 2020, we sold shares of the Company’s common stock and warrants to purchase shares of common stock pursuant to the April 2020 Securities Purchase Agreement. These securities were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act. Please refer to Note 8 of the Notes to Financial Statements in this Annual Report on Form 10-K for additional details.

July 2020 Private Placement

As reported in our Current Report on Form 8-K filed with the SEC on July 15, 2020, we sold shares of the Company’s common stock, pre-funded warrants and warrants to purchase shares of common stock pursuant to the July 2020 Securities Purchase Agreement. These securities were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act. Please refer to Note 8 of the Notes to Financial Statements in this Annual Report on Form 10-K for additional details.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2020.

Item 6.	Selected Financial Data.

Not applicable.

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

Historically, substantially all of our revenues have been from collaboration and license agreements, although we did not generate any such revenue in 2020, and we have received no revenues from the sale of commercial products. Going forward, we expect ongoing tilsotolimod (IMO-2125) external development expenses to be significant as our focus in 2021 continues to be on the clinical development of tilsotolimod, including preparing for an NDA submission with the FDA. See additional information below under the headings “Results of Operations” regarding research and development expenses to date and “Financial Condition, Liquidity and Capital Resources” regarding our future funding requirements.

Results of Operations

The following is a discussion of results of operations for fiscal 2020 compared to fiscal 2019. For a discussion of results of operations for fiscal 2019 compared to fiscal 2018, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Years ended December 31, 2020 and 2019

Alliance Revenue

Historically, substantially all of our revenues have been from collaboration and license agreements, which we refer to as “alliance revenue.” Alliance revenues consist of revenue generated through collaborative research, development and/or commercialization agreements and other out-licensing arrangements.  The terms of these agreements may include payment to us of one or more of the following: nonrefundable, up-front license fees; research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.

We did not generate any alliance revenue for the fiscal year ended December 31, 2020. Alliance revenue for the year ended December 31, 2019 totaled $1.4 million and primarily related to the out-licensing of certain non-core technology to Licensee during the second quarter of 2019. See Note 9 of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

During the fiscal year ended December 31, 2020, our overall research and development expenses declined by 29% as compared to 2019, primarily due to decreases in external development costs associated with tilsotolimod (IMO-2125). Specifically, this decrease is related to costs incurred with contract research organizations during the fiscal year 2020 to support: (i) our ongoing ILLUMINATE-301 trial, which we initiated in the first quarter of 2018 and completed enrollment in the first quarter of 2020, primarily due to decreased levels of clinical site activity following full enrollment; (ii) our ongoing ILLUMINATE-206 trial, which we initiated in the second quarter of 2019, primarily due to upfront start-up costs incurred during the 2019 period that were not incurred during 2020; (iii) our ILLUMINATE-204 trial, which was substantially completed by the end of the first quarter of 2020; and (iv) our ILLUMINATE-101 trial, which was completed by the end of 2019, all contributed to the decrease in costs incurred during the fiscal year ended December 31, 2020. The decrease in other drug development expenses in 2020, as compared to 2019, was primarily due to decreases in internal employee and facility overhead related costs.

We anticipate that tilsotolimod (IMO-2125) external development expenses will continue to be significant, as we expect to continue the clinical development of tilsotolimod, including preparing for an NDA submission with the FDA.

In the table below, research and development expenses are set forth in the following categories: Tilsotolimod (IMO-2125), IMO-8400 (rare diseases, which has been discontinued), and other drug development expenses.

	Year Ended December 31,		% Change
($ in thousands)	2020	2019	2020 vs 2019
Tilsotolimod (IMO-2125) external development expense	$16,707	$25,494	(34)%
IMO-8400 external development expense	—	45	(100)%
Other drug development expense	8,065	9,314	(13)%
Total research and development expenses	$24,772	$34,853	(29)%

Tilsotolimod (IMO-2125) External Development Expenses.

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

We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015, and from July 2015 through December 31, 2020, we incurred approximately $81.9 million in tilsotolimod external development expenses, including costs associated with the preparation for and conduct of ILLUMINATE-204, ILLUMINATE-101, ILLUMINATE-301, ILLUMINATE-206, and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

IMO-8400 External Development Expenses.

We discontinued development of IMO-8400 in July 2018, and incurred no such expenses during 2020. During the fiscal year ended December 31, 2019, these expenses included payments to independent contractors and vendors for drug development activities conducted after the initiation of IMO-8400 clinical development. Such expenses excluded internal costs such as payroll and overhead expenses.

Other Drug Development Expenses.

These expenses include internal costs, such as payroll and overhead expenses, associated with all of our clinical development programs. In addition, these expenses include external expenses, such as payments to contract vendors, associated with compounds that were previously being developed but are not currently being developed.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the years ended December 31, 2020 and 2019, general and administrative expenses totaled $11.9 million and $12.5 million, respectively.

General and administrative expenses decreased by approximately $0.6 million, or 4.5%, in 2020 as compared to 2019, primarily due to lower employee related costs and legal fees, partially offset by increased commercial costs.

Restructuring Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions, contract termination and wind-down costs and asset impairments.

We did not incur any restructuring costs during the fiscal year ended December 31, 2020. Restructuring costs for the year ended December 31, 2019 totaled $0.2 million and resulted from our decision in July 2018 to wind-down our discovery operations, reduce the workforce in Cambridge, Massachusetts that supported such operations, and close our Cambridge facility.

Interest Income

Interest income for the years ended December 31, 2020 and 2019 totaled $0.2 million and $1.2 million, respectively. The decrease in 2020, as compared to 2019, was primarily due to lower interest rates.

Amounts may fluctuate from period to period due to changes in average investment balances, including money market funds classified as cash equivalents, and composition of investments.

Warrant Revaluation Loss

During the years ended December 31, 2020 and 2019, we recorded a non-cash warrant revaluation loss of approximately $3.7 million and $0.6 million, respectively. The non-cash charges relate to the revaluation of our liability-classified warrants issued in connection with the December 2019 Private Placement, as more fully described in Note 7 of the Notes to Financial Statements appearing elsewhere in this Form 10-K. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Warrant revaluation loss for 2020 and 2019 was driven primarily by an increase in our stock price during each period. More specifically, the significant warrant revaluation loss for the 2020 period was primarily due to the approximate 102% increase in our stock price during the period January 1, 2020 to December 31, 2020. Warrant revaluation loss was much more modest during the 2019 period as the change in our stock price from December 22, 2019 (issuance date of securities) to December 31, 2019 was only approximately 19%.

Future Tranche Right Revaluation Loss

During the years ended December 31, 2020 and 2019, we recorded a non-cash future tranche right revaluation loss of approximately $72.4 million and $11.0 million, respectively. The non-cash charges relate to the change in fair value during the respective period of the future tranche right liability (right to purchase preferred stock and warrants to an investor at future dates), associated with the Future Tranche Rights issued in connection with the December 2019 Securities Purchase Agreement, as more fully described in Note 7 of the Notes to Financial Statements appearing elsewhere in this Form 10-K. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining estimated lives of the future tranche rights. Changes in the fair value of the future tranche right liability and resulting future tranche right revaluation loss for 2020 and 2019 was driven primarily by an increase in our stock price during the periods. More specifically, the significant future tranche right revaluation loss for the 2020 period was primarily due to the approximate 102% increase in our stock price during the period January 1, 2020 to December 31, 2020. Future tranche right revaluation loss was much more modest during the 2019 period as the change in our stock price from December 22, 2019 (issuance date of securities) to December 31, 2019 was only approximately 19%.

Net Loss and Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, our net loss was $112.7 million and $56.5 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2019, net loss attributable to common stockholders was $84.6 million, a difference of $28.0 million compared to net loss for the same period due to a deemed dividend related to the excess fair value provided to Baker Brothers in connection with the December 2019 Private Placement. See Note 7 of the Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional details.

Net Operating Loss Carryforwards

We have completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2020, have resulted in ownership changes that will significantly limit our ability to utilize our net operating loss carryforwards (“NOLs”) and tax credit carryforwards. In December 2017, we completed a study which determined that ownership changes had occurred. The federal and state net operating loss and tax credit carryforwards and related deferred tax assets discussed below and included in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K have been adjusted to reflect the limitations that resulted from this study. The Company continues to monitor equity activity and potential ownership changes.

As of December 31, 2020, the Company had cumulative federal and state NOLs of approximately $328.7 million and $323.2 million available to reduce federal and state taxable income, respectively. As a result of the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $328.7 million of federal NOLs, $131.3 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. The Company files state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $323.2 million of state NOLs expire through 2040, with the first year of expiration being 2032 for $23.4 million of Massachusetts NOLs. In addition, at December 31, 2020, the Company had cumulative federal and state tax credit carryforwards of $25.0 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2040 and 2033, respectively, for federal and state purposes, other than those that have an unlimited carryforward period.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of December 31, 2020, we had an accumulated deficit of $833.6 million. To date, substantially all of our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We generated no revenue for the fiscal year ended December 31, 2020.

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

Specifically, we have invested and intend to continue to invest a significant portion of our time and financial resources in the development and commercialization of tilsotolimod. Accordingly, our ability to generate product revenues will depend heavily on our ability to successfully develop, obtain regulatory approval for and commercialize tilsotolimod. Developing, obtaining regulatory approval, and commercializing a drug candidate requires substantial time, effort and financial resources and is uncertain. Even if tilsotolimod receives approval from the FDA, European Medicines Agency (“EMA”) or other regulatory authorities for one or more indications, we will incur significant expenses to support the commercialization and launch of tilsotolimod, which investment may never be realized if sales are insufficient.

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

We filed a shelf registration statement on Form S-3 on August 4, 2020, which was declared effective on September 2, 2020, relating to the sale, from time to time, in one or more transactions, up to $150.0 million of common stock, preferred stock, depository shares and warrants. As of February 15, 2021, approximately $73.2 million remained available for issuance under this registration statement, assuming the full contractual amounts provided for under the LPC Purchase Agreement and the ATM Agreement (each as defined below) were to be sold.

LPC Purchase Agreement

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

During the years ended December 31, 2020 and 2019, the Company sold 750,000 and 1,535,848 shares, respectively, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $1.7 million and $3.7 million, respectively. Additionally, during the period January 1, 2021 through February 28, 2021, the Company sold 800,000 shares of its common stock pursuant to the LPC Purchase Agreement, resulting in net proceeds of $4.2 million. As of February 28, 2021, the Company may sell up to an additional $25.3 million of shares under the LPC Purchase Agreement, subject to certain limitations.

ATM Agreement

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million through JMP as its agent.

During the years ended December 31, 2020 and 2019, the Company sold 3,608,713 and 532,700 shares, respectively, pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $12.3 million and $1.6 million, respectively. Additionally, during the period January 1, 2021 through February 28, 2021, the Company sold 2,394,956 shares of its common stock pursuant to the ATM Agreement resulting in net proceeds, after deduction of commissions, of $12.1 million. As of February 28, 2021, the Company may sell up to an additional $22.9 million of shares under the ATM Agreement.

The LPC Purchase Agreement and ATM Agreement are more fully described in Note 8 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K.

Private Placements

As more fully described in Notes 7 and 8 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, between December 2019 and July 2020, the Company entered into three private placement financings with certain investors, which, collectively, may provide the Company with funding of up to $138.4 million, of which $25.2 million has been received through December 31, 2020. This funding is solely at the discretion of the investors and consists of:

(i)	the December 2019 Securities Purchase Agreement, under which we received $10.1 million in gross proceeds in December 2019 and provides for up to $87.6 million additional aggregate gross proceeds at the sole discretion of Baker Brothers in connection with additional sales of securities and warrant exercises;
(ii)	the April 2020 Securities Purchase Agreement, under which we received $5.0 million gross proceeds in April 2020 and $5.0 million gross proceeds in December 2020 and provides for up to $10.7 million additional aggregate gross proceeds at the sole discretion of entities affiliated with Pillar in connection with the exercise of outstanding warrants; and
(iii)	the July 2020 Securities Purchase Agreement, under which we received $5.1 million gross proceeds in July 2020 and provides for up to $14.9 million additional aggregate gross proceeds at the sole discretion of entities affiliated with Pillar in connection with sales of additional securities and warrant exercises.

Funding Requirements

We had cash, cash equivalents and investments of approximately $37.7 million at December 31, 2020. We believe based on our current operating plan, our existing cash, cash equivalents and investments on hand as of December 31, 2020, plus cash received through February 2021 from the ATM Agreement and LPC Purchase Agreement, will enable us to fund our operations into the second quarter of 2022. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

(i)	continue to execute on our ongoing Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301), including announcing key topline data and beginning the filing of a New Drug Application with the FDA;
(ii)	continue enrollment in the current Low-Dose, High-Frequency Cohort of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206);

(iii)	fund certain investigator initiated clinical trials of tilsotolimod; and
(iv)	maintain our current level of general and administrative expenses in order to support the business.

Assuming Baker Brothers and Pillar exercise their rights under their respective securities purchase agreement and no other forms of external funding, we expect the proceeds could fund operations beyond an NDA filing for tilsotolimod and into the second quarter of 2023. In addition, we are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

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

Financing may not be available to us when we need it or may not be available to us on favorable or acceptable terms or at all. Additionally, Baker Brothers may not exercise their right to purchase convertible preferred stock or exercise warrants in connection with the December 2019 Securities Purchase Agreement and the Pillar Investment Entities may not exercise their right to purchase shares of common stock (or pre-funded warrants) and common warrants, or exercise common warrants in connection with the April 2020 Securities Purchase Agreement or the July 2020 Securities Purchase Agreement. We could be required to seek funds through collaborative alliances or through other means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing stockholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing stockholders. An equity financing that involves existing stockholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our common stock. Any additional debt or equity financing may contain terms which are not favorable to us or to our stockholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 14 to the financial statements appearing elsewhere in this Annual Report on Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our clinical trials of tilsotolimod, or relinquish rights to portions of our technology, drug candidates and/or products.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(33,772)	$(44,498)
Investing activities	(1,687)	(2,402)
Financing activities	28,669	15,488
Decrease in cash and cash equivalents	$(6,790)	$(31,412)

Operating Activities. The net cash used in operating activities for all periods presented consists primarily of our net losses adjusted for non-cash charges and changes in components of working capital. The decrease in cash outflow for the year ended December 31, 2020, as compared to 2019, related to lower costs for our tilsotolimod development program.

Investing Activities. Net cash (used in) provided by investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

●	for the year ended December 31, 2020, proceeds from the maturity of available-for-sale securities of $10.5 million, substantially offset by the purchase of $12.2 million of available-for-sale securities; and
●	for the year ended December 31, 2019, proceeds from the maturity of available-for-sale securities of $42.1 million, substantially offset by the purchase of $44.5 million of available-for-sale securities.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts raised in connection with the following transactions:

●	for the year ended December 31, 2020, aggregate net proceeds of $28.8 million from financing arrangements consisting of $14.8 million received pursuant to the April 2020 and July 2020 Securities Purchase Agreements, $1.7 million received pursuant to the LPC Purchase Agreement and $12.3 million received under the ATM Agreement, plus an additional $0.1 million in proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan (“2017 ESPP”), partially offset by $0.2 million in payments related to our short-term insurance premium financing arrangement; and
●	for the year ended December 31, 2019, $15.5 million in aggregate net proceeds from financing arrangements consisting of $10.1 million received pursuant to the December 2019 Securities Purchase Agreement, $3.7 million received pursuant to the LPC Purchase Agreement and $1.6 million received under the ATM Agreement, plus an additional $0.1 million in proceeds from employee stock purchases under our 2017 ESPP.

Material Cash Requirements

As of December 31, 2020, we had a material lease commitment in an aggregate amount of $1.1 million relating to our facility in Exton, Pennsylvania. This lease expires on May 31, 2025. See Note 13 of the Notes to Financial Statements in this Annual Report on Form 10-K for additional information.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to warrant and future tranche right liabilities and related revaluation gains (losses), research and development prepayments, accruals and related expenses, stock-based compensation, and revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

●	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates and assumptions on financial condition or operating performance is material.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Warrant and Future Tranche Right Liabilities and Related Revaluation Gain (Loss)

We entered into the December 2019 Securities Purchase Agreement, as more fully described in Note 7 of the Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-K, pursuant to which we issued shares of convertible preferred stock with detachable warrants. Additionally, the December 2019 Securities Purchase Agreement contains call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable), which we refer to as future tranche rights.

We determined that these warrants and future tranche rights represent freestanding financial instruments and account for both the warrants and future tranche rights as liabilities, which requires the measurement of the fair value of the liability at the time of issuance and recording changes as a charge to current earnings at each reporting period, which is included in Warrant Liability Revaluation Expense and/or Future Tranche Right Liability Revaluation Expense in the Company’s statements of operations.

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

Future Tranche Right Liability. We use both a lattice model and a Monte Carlo simulation to value the future tranche rights. We selected these models as we believe they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the future tranche rights. Such assumptions include, among other inputs, stock price volatility, risk-free rates, and expected terms inclusive of early exercise and cancellation assumptions. Due to the nature of and inputs in the model used to assess the fair value of the future tranche rights, it is not abnormal to experience significant fluctuations during each remeasurement period.

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

Stock-Based Compensation

We recognize all share-based payments to employees and directors as expense in our statements of operations based on their fair values. We record compensation expense over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Our policy is to charge the fair value of stock options as an expense, adjusted for forfeitures, on a straight-line basis over the vesting period, which is generally four years for employees and one year for directors.

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

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 of the Notes to Financial Statements in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, all material assets and liabilities are in U.S. dollars, which is our functional currency.

We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. We regularly review our investment holdings in light of the then current economic environment. At December 31, 2020, all of our invested funds were invested in (i) money market funds classified in cash and cash equivalents on the accompanying balance sheet and (ii) U.S. treasury bills and commercial paper classified in short-term investments on the accompanying balance sheet.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial to our earnings, although the actual effects may differ materially from the hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data.

All financial statements required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

There have been no retrospective changes to our statements of operations for any of the quarters within the two years in the period ended December 31, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

b)	Attestation Report of the Registered Public Accounting Firm

Not Applicable.

c)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)      (1)    Financial Statements.

(2)	We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(b)	The list of Exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(c)	None.

Exhibit Index

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
1.1	Equity Distribution Agreement, dated November 26, 2018, by and between Idera Pharmaceuticals, Inc. and JMP Securities LLC	8-K	001-31918	1.1	November 26, 2018

2.1	Agreement and Plan of Merger, dated as January 21, 2018, by and among Idera Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc.	8-K	001-31918	2.1	January 22, 2018

3.1	Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc., as amended.	10-Q	001-31918	3.1	August 2, 2018

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Idera Pharmaceuticals, Inc.	8-K	001-31918	3.1	May 18, 2020

3.3	Amended and Restated Bylaws of Idera Pharmaceuticals, Inc.	10-K	001-31918	3.2	March 7, 2018

3.4	Certificate of Designations, Preferences and Rights of Series B1 Convertible Preferred Stock, Series B2 Convertible Preferred Stock, Series B3 Convertible Preferred Stock and Series B4 Convertible Preferred Stock of the Company	8-K	001-31918	3.1	December 23, 2019

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of Idera Pharmaceuticals, Inc.	S-1	33-99024	4.1	December 8, 1995

4.2	Unit Purchase Agreement by and among Idera Pharmaceuticals, Inc. and certain persons and entities listed therein, dated April 1, 1998	10-K	000-27352	10.39	April 1, 2002

4.3	Form of Warrant issued in May 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-1 (File No. 333-187155)	10-Q	001-31918	10.5	May 15, 2013

4.4	Form of Warrant issued in September 2013 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	September 26, 2013

4.5	Form of Warrant issued in February 2014 to purchasers in Idera Pharmaceuticals, Inc.’s registered public offering on Idera Pharmaceuticals, Inc.’s registration statement on Form S-3 (File No. 333-191073)	8-K	001-31918	4.1	February 5, 2014

4.6	Form of Warrant issued in December 2019 to purchasers in Idera Pharmaceuticals, Inc. private placement transaction	8-K	001-31918	4.1	December 23, 2019

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
4.7	Warrant Amendment Agreement, dated as of December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain holders of warrants named therein	10-K	001-31918	4.13	March 12, 2020

4.8	Form of Pre-Funded Warrant issuable pursuant to the April 2020 Securities Purchase Agreement	8-K	001-31918	4.1	April 7, 2020

4.9	Form of Warrant issuable pursuant to the April 2020 Securities Purchase Agreement	8-K	001-31918	4.2	April 7, 2020

4.10	Form of Pre-Funded Warrant issuable pursuant to the July 2020 Securities Purchase Agreement	8-K	001-31918	4.1	July 15, 2020

4.11	Form of Warrant issuable pursuant to the July 2020 Securities Purchase Agreement	8-K	001-31918	4.2	July 15, 2020

4.12	Registration Rights Agreement, dated March 24, 2006, by and among Idera Pharmaceuticals, Inc. and the Investors named therein	8-K	001-31918	10.2	March 29, 2006

4.13	Registration Rights Agreement, dated February 9, 2015, among Idera Pharmaceuticals, Inc. and the Selling Stockholders named therein	8-K	001-31918	4.1	February 9, 2015

4.14	Amendment to the Registration Rights Agreement, dated January 21, 2018, by and among Idera Pharmaceuticals, Inc., 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P.	8-K	001-31918	10.1	January 22, 2018

4.15	Registration Rights Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	10-K	001-31918	4.5	March 6, 2019

4.16	Registration Rights Agreement, dated December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain investors named therein	10-K	001-31918	4.11	March 12, 2020

4.17	Voting Agreement, dated as of December 23, 2019, by and among Idera Pharmaceuticals, Inc. and certain investors named therein	10-K	001-31918	4.12	March 12, 2020

4.18	Registration Rights Agreement, dated April 7, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P.	8-K	001-31918	4.4	April 7, 2020

4.19	Voting Agreement, dated April 7, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P.	8-K	001-31918	4.3	April 7, 2020

4.20	Registration Rights Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P.	8-K	001-31918	4.3	July 15, 2020

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
4.21*	Description of the Idera Pharmaceuticals, Inc. Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1†	2008 Stock Incentive Plan, as amended	8-K	001-31918	99.2	June 17, 2011

10.2†	2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 13, 2014

10.3†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 11, 2015

10.4†	Amendment to 2013 Stock Incentive Plan, as amended	8-K	001-31918	10.1	June 9, 2017

10.5†	Amendment to 2013 Stock Incentive Plan, as amended	DEF14A	001-31918	Appendix A	April 25, 2019

10.6†	2017 Employee Stock Purchase Plan	8-K	001-31918	10.2	June 9, 2017

10.7†	Amendment to 2017 Employee Stock Purchase Plan	DEF14A	001-31918	Appendix C	April 25, 2019

10.8	Policy on Treatment of Stock Options in the Event of Retirement, approved April 28, 2014	10-Q	001-31918	10.1	August 12, 2014

10.9†	Form of Incentive Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.2	June 10, 2008

10.10†	Form of Nonstatutory Stock Option Agreement Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.3	June 10, 2008

10.11†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) Granted Under the 2008 Stock Incentive Plan	8-K	001-31918	10.4	June 10, 2008

10.12†	Form of Restricted Stock Agreement Under the 2008 Stock Incentive Plan	8-K	001-31918	10.5	June 10, 2008

10.13†	Form of Incentive Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.2	July 29, 2013

10.14†	Form of Nonstatutory Stock Option Agreement granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.3	July 29, 2013

10.15†	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) granted under the 2013 Stock Incentive Plan	8-K	001-31918	10.4	July 29, 2013

10.16†	Form of Inducement Stock Option Award – Nonstatutory Stock Option Agreement	10-Q	001-31918	10.1	November 6, 2015

10.17†	Form of Restricted Stock Agreement under the 2013 Stock Incentive Plan	10-Q	001-31918	10.3	August 8, 2019

10.18†	Form of Performance-Based Restricted Stock Agreement under the 2013 Stock Incentive Plan	10-Q	001-31918	10.3	October 29, 2020

10.19†	Employment Letter Agreement, dated December 1, 2014, by and between Idera Pharmaceuticals, Inc. and Vincent Milano	10-K	001-31918	10.24	March 12, 2015

10.20†	Amendment to Employment Agreement, dated January 10, 2020, by and between the Company and Vincent J. Milano	8-K	001-31918	10.1	January 15, 2020

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.21†	Form of Vincent J. Milano Restricted Stock Unit Agreement	8-K	001-31918	10.2	January 15, 2020

10.22†	Employment Letter, dated January 26, 2015, by and between Idera Pharmaceuticals, Inc. and Clayton Fletcher	10-Q	001-31918	10.1	May 11, 2015

10.23†	Consulting Agreement, dated December 29, 2020, between the Company and R. Clayton Fletcher	8-K	001-31918	10.1	January 5, 2021

10.24†	Employment Offer Letter, dated October 15, 2015, by and between Idera Pharmaceuticals, Inc. and John J. Kirby	10-K	001-31918	10.26	March 6, 2019

10.25†*	Employment Offer Letter, dated November 16, 2020, by and between Idera Pharmaceuticals, Inc. and Daniel Soland

10.26†*	Severance and Change of Control Agreement, dated February 19, 2021, by and between the Company and Daniel Soland

10.27†	Employment Offer Letter, dated August 20, 2018, by and between Idera Pharmaceuticals, Inc. and Bryant D. Lim	10-Q	001-31918	10.1	November 6, 2018

10.28†	Employment Offer Letter, dated June 26, 2019, by and between Idera Pharmaceuticals, Inc. and Elizabeth Tarka	10-Q	001-31918	10.4	August 8, 2019

10.29†	Form of Director and Officer Indemnification Agreement	10-Q	001-31918	10.1	May 4, 2017

10.30†	Form of Executive Severance and Change of Control Agreement	10-Q	001-31918	10.2	May 4, 2017

10.31††	Development and Commercialization Agreement, dated May 1, 2014, by and between Abbott Molecular Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.3	August 12, 2014

10.32††	License Agreement, dated November 28, 2016, by and between Idera Pharmaceuticals, Inc. and Vivelix Pharmaceuticals, Ltd.	10-K	001-31918	10.56	March 15, 2017

10.33††	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated May 18, 2018	10-Q	001-31918	10.1	August 2, 2018

10.34††	Clinical Trial Collaboration and Supply Agreement, by and between Idera Pharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated March 11, 2019	10-Q	001-31918	10.1	May 2, 2019

10.35††	Clinical Trial Collaboration and Supply Agreement, effective August 27, 2019, by and between AbbVie Inc. and Idera Pharmaceuticals, Inc.	10-Q	001-31918	10.1	November 6, 2019

10.36	Lease Agreement dated March 31, 2015, between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.45	March 7, 2018

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
10.37	First Amendment dated September 23, 2015 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.46	March 7, 2018

10.38	Second Amendment dated January 13, 2020 to Lease Agreement dated March 31, 2015 between Idera Pharmaceuticals, Inc. and 505 Eagleview Boulevard Associates, L.P.	10-K	001-31918	10.42	March 12, 2020

10.39	Purchase Agreement, dated as of March 4, 2019, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	10-K	001-31918	10.37	March 6, 2019

10.40	First Amendment to Purchase Agreement, dated as of September 2, 2020, by and between Idera Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-31918	10.1	September 3, 2020

10.41	Securities Purchase Agreement, dated December 23, 2019, by and among the institutional investors named therein	8-K	001-31918	10.1	December 23, 2019

10.42	Securities Purchase Agreement, dated April 7, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P.	8-K	001-31918	10.1	April 7, 2020

10.43	Securities Purchase Agreement, dated July 13, 2020, by and among Idera Pharmaceuticals, Inc. and Pillar Partners Foundation, L.P.	8-K	001-31918	10.1	July 15, 2020

10.44	Amendment to the Securities Purchase Agreement and Registration Rights Agreement, dated December 11, 2020, by and among Idera Pharmaceuticals, Inc., Pillar Partners Foundation, L.P. and Pillar Pharmaceuticals 6, L.P.	8-K	001-31918	10.2	December 15, 2020

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit		Incorporated by Reference to
Number	Description	Form	SEC File No.	Exhibit(s)	Filing Date
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed or furnished, as applicable, herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

††	In accordance with Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted in order for them to remain confidential.

Item 16.Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2021.

Idera Pharmaceuticals, Inc.

By:	/S/ VINCENT J. MILANO
Vincent J. Milano
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT J. MILANO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Vincent J. Milano

/S/ JOHN J. KIRBY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
John J. Kirby

/S/ JAMES A. GERAGHTY	Chairman of the Board of Directors	March 1, 2021
James A. Geraghty

/S/ CRISTINA CSIMMA	Director	March 1, 2021
Cristina Csimma, Pharm. D., M.H.P.

/S/ MICHAEL DOUGHERTY	Director	March 1, 2021
Michael Dougherty

/S/ MARK GOLDBERG	Director	March 1, 2021
Mark Goldberg, M.D.

/S/ MAXINE GOWEN	Director	March 1, 2021
Maxine Gowen, Ph.D.

/S/ CAROL A. SCHAFER	Director	March 1, 2021
Carol A. Schafer

IDERA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Idera Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Idera Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, redeemable preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Future Tranche Right Liability
Description of the Matter

As discussed in Notes 2, 3, and 7 to the financial statements, the Company entered into a Securities Purchase Agreement in December of 2019  that contains call options on redeemable preferred shares with warrants that represent freestanding financial instruments that are required to be accounted for as liabilities (Future Tranche Right Liability) and measured at fair value each period.  Subsequent changes in the fair value of the Future Tranche Right Liability are recorded as a component of net loss.   As of December 31, 2020, the fair value of the Future Tranche Right Liability was $118.8 million and the Company recorded a total of $72.4 million of future tranche right revaluation loss during the year.

Auditing the Company's valuations of the Future Tranche Right Liability was complex and required the involvement of specialists due to the nature of the estimation process and assumptions used by management. The valuation models used by management to measure the fair value of the Future Tranche Right Liability are complex and the respective fair values are sensitive to the significant underlying assumptions. The Company used a binomial lattice model to value the Series B2 and Series B3 components of the Future Tranche Right Liability and a Monte Carlo simulation to value the Series B4 component of the Future Tranche Right Liability.  The significant assumptions used in the valuation models included stock price volatility and the expected term of the call options on the preferred shares, which includes both cancellation and early exercise assumptions. These significant assumptions are forward looking and could be affected by future economic and market conditions as well as the outcome of ongoing clinical development activities.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Future Tranche Right Liability, our audit procedures included, among others, understanding the contractual terms of the Securities Purchase Agreement, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.  We also involved our valuation specialists to assist us in evaluating the use of the binomial lattice model and Monte Carlo simulation, as well as testing the significant assumptions used in these models.  We evaluated the stock price volatility by independently developing a range of volatilities based on historical, implied and peer group share price volatility information.  We also evaluated the expected term estimates used within the models by agreeing the assumptions to the contractual terms and analyzing the effects of forecasted cancellation and early exercise assumptions in the models.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2021

IDERA PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
(In thousands)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$33,229	$40,019
Short-term investments	4,499	2,774
Prepaid expenses and other current assets	3,627	3,475
Total current assets	41,355	46,268
Property and equipment, net	44	97
Operating lease right-of-use assets	930	1,054
Other assets	70	70
Total assets	$42,399	$47,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$329	$457
Accrued expenses	6,072	7,461
Operating lease liability	191	163
Future tranche right liability	—	46,436
Other current liability	435	—
Total current liabilities	7,027	54,517
Warrant liability, long-term	6,983	3,241
Future tranche right liability, long-term	118,803	—
Operating lease liability, net of current portion	758	899
Total liabilities	133,571	58,657

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series B1 redeemable convertible preferred stock (Note 7); Designated — 278 shares, Issued and outstanding — 24 shares at December 31, 2020 and December 31, 2019	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares; Issued and outstanding — 38,291 and 29,672 at December 31, 2020 and December 31, 2019, respectively	38	30
Additional paid-in capital	742,342	709,692
Accumulated deficit	(833,552)	(720,890)
Total stockholders’ deficit	(91,172)	(11,168)
Total liabilities and stockholders’ deficit	$42,399	$47,489

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Alliance revenue	$—	$1,448	$662
Operating expenses:
Research and development	24,772	34,853	41,841
General and administrative	11,915	12,481	15,420
Merger-related costs, net	—	—	1,245
Restructuring costs	—	181	3,112
Total operating expenses	36,687	47,515	61,618
Loss from operations	(36,687)	(46,067)	(60,956)
Other income (expense):
Interest income	165	1,150	1,089
Interest expense	(3)	—	(11)
Warrant revaluation loss	(3,742)	(598)	—
Future tranche right revaluation loss	(72,367)	(10,964)	—
Foreign currency exchange loss	(28)	(36)	(3)
Net loss	$(112,662)	$(56,515)	$(59,881)
Deemed dividend related to December 2019 Private Placement (see Note 7)	—	(28,043)	—
Net loss applicable to common stockholders	$(112,662)	$(84,558)	$(59,881)

Net loss per share applicable to common stockholders - basic and diluted (Note 17)	$(3.33)	$(2.96)	$(2.25)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	33,821	28,545	26,601

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B1 Preferred		Common Stock		Additional		Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	—	$—	24,453	$24	$712,165	$(604,494)	$107,695
Issuance of common stock under employee stock purchase plan	—	—	25	—	243	—	243
Issuance of common stock upon exercise of common stock options and warrants	—	—	2,702	3	10,163	—	10,166
Issuance of common stock for services rendered	—	—	8	—	97	—	97
Stock-based compensation	—	—	—	—	5,674	—	5,674
Net loss			—	—	—	(59,881)	(59,881)
Balance, December 31, 2018	—	$—	27,188	$27	$728,342	$(664,375)	$63,994
Sale of common stock, net of issuance costs	—	—	2,068	3	5,295	—	5,298
Sale of redeemable convertible preferred stock	24	—	—	—	—	—	—
Deemed dividend related to December 2019 Private Placement (Note 7)	—	—	—	—	(28,043)	—	(28,043)
Issuance of commitment shares	—	—	270	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	61	—	121	—	121
Issuance of common stock upon exercise of common stock options and warrants	—	—	38	—	3	—	3
Issuance of common stock for services rendered	—	—	47	—	129	—	129
Stock-based compensation	—	—	—	—	3,845	—	3,845
Net loss	—	—	—	—	—	(56,515)	(56,515)
Balance, December 31, 2019	24	$—	29,672	$30	$709,692	$(720,890)	$(11,168)
Sale of common stock, net of issuance costs	—	—	8,218	8	28,638	—	28,646
Issuance of common stock under employee stock purchase plan (vesting of restricted stock units)	—	—	177	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	76	—	113	—	113
Issuance of common stock upon exercise of stock options	—	—	5	—	15	—	15
Issuance of common stock for services rendered	—	—	143	—	243	—	243
Stock-based compensation	—	—	—	—	3,641	—	3,641
Net loss	—	—	—	—	—	(112,662)	(112,662)
Balance, December 31, 2020	24	$—	38,291	$38	$742,342	$(833,552)	$(91,172)

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(112,662)	$(56,515)	$(59,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,641	3,845	5,674
Warrant liability revaluation loss	3,742	598	—
Future tranche right liability revaluation loss	72,367	10,964	—
Issuance of common stock for services rendered	243	129	97
Accretion of discounts on short-term investments	(46)	(372)	—
Depreciation and amortization expense	61	120	432
(Gain) loss on disposal of property and equipment	—	(10)	477
Changes in operating assets and liabilities:
Prepaid expenses and other assets	500	(2,160)	2,717
Accounts payable, accrued expenses, and other liabilities	(1,629)	(1,105)	(866)
Deferred revenue	—	—	(566)
Other	11	8	—
Net cash used in operating activities	(33,772)	(44,498)	(51,916)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(12,178)	(44,502)	—
Proceeds from maturity of available-for-sale securities	10,499	42,100	—
Proceeds from the sale of property and equipment	—	11	290
Purchases of property and equipment	(8)	(11)	(75)
Net cash (used in) provided by investing activities	(1,687)	(2,402)	215

Cash Flows from Financing Activities:
Proceeds from private placement	—	10,072	—
Proceeds from common stock financings, net	28,758	5,298	—
Proceeds from employee stock purchases	113	121	243
Proceeds from exercise of common stock options and warrants	15	3	10,166
Payments on note payable and seller-financed purchases	(217)	—	(209)
Other	—	(6)	(8)
Net cash provided by financing activities	28,669	15,488	10,192
Net decrease in cash and cash equivalents	(6,790)	(31,412)	(41,509)
Cash and cash equivalent, beginning of period	40,019	71,431	112,940
Cash and cash equivalents, end of period	$33,229	$40,019	$71,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—	$9
Increase to operating lease right-of-use asset upon adoption of ASC 842	$—	$1,236	$—
Increase to operating lease right-of-use assets upon acquisition	$54	$—	$—
Increase to operating lease liability upon adoption of ASC 842	$—	$1,236	$—
Increase to operating lease liability upon acquisition	$54	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Offering costs in accounts payable and accrued expenses	$112	$165	$101
Non-cash seller-financed purchases	$652	$—	$—

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Liquidity and Financial Condition

As of December 31, 2020, the Company had an accumulated deficit of $833.6 million and a cash, cash equivalents and short-term investments balance of $37.7 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and any future drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years. In order to commercialize tilsotolimod and any future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash, cash equivalents, and short-term investments on hand as of December 31, 2020, plus a total of $16.3 million of cash received in January and February 2021 from the ATM Agreement (Note 8) and the LPC Purchase Agreement (Note 8), is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Annual Report on Form 10-K and fund operations into the second quarter of 2022. The Company has and will continue to evaluate available alternatives to extend its operations beyond this date, which include raising additional capital through the Company’s December 2019 Securities Purchase Agreement (Note 7), LPC Agreement (Note 8), ATM Agreement (Note 8), April 2020 Securities Purchase Agreement (Note 8), July 2020 Securities Purchase Agreement (Note 8), or additional financing or strategic transactions. Additionally, management’s plans may also include the possible deferral of certain operating expenses unless additional capital is received. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

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

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of December 31, 2020 and 2019, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, receivables, and warrant and future tranche right liabilities. The estimated fair values of these financial instruments approximate their carrying values as of December 31, 2020 and 2019. As of December 31, 2020, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and short-term investments. The Company’s credit risk is managed by investing in highly rated money market instruments, U.S. treasury bills, corporate bonds, commercial paper and/or other debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of December 31, 2020, all of the Company’s cash and cash equivalents were held at two financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2020 and 2019 consisted of cash and money market funds.

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

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter. Equipment and other long-lived assets are depreciated over three to five years.

When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company's balance sheet with any resulting gain or loss included in the Company's statement of operations.

Operating Lease Right-of-use Asset and Lease Liability

The Company accounts for leases under ASC Topic 842, Leases. Operating leases are included in “Operating lease right-of-use assets” within the Company’s balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Operating lease liability” and “Operating lease liability, net of current portion” within the Company’s balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of December 31, 2020 and 2019, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its existing Exton, PA facility operating lease which expires on May 31, 2025.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e. impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.

Other Current Liability

In October 2020, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.6 million. As of December 31, 2020, the balance of $0.4 million, which is included in “Other current liability’ in the Company’s balance sheets, is scheduled to be paid in monthly installments through June 2021.

Note 2. Summary of Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Freestanding warrants for shares that are potentially redeemable, whereby the Company may be required to transfer assets (e.g. cash or other assets) outside of its control, are classified as liabilities. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Warrant Revaluation (Loss) Gain in the Company’s statements of operations. Equity classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement. For additional discussion on warrants, see Note 8.

Future Tranche Right Liability

On December 23, 2019, the Company entered into a Securities Purchase Agreement (the “December 2019 Securities Purchase Agreement”) with institutional investors affiliated with Baker Brothers (the “Purchasers”), an existing stockholder and related party (see Note 16). As more fully described in Note 7, the December 2019 Securities Purchase Agreement contains call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable). The Company determined that these call options represent freestanding financial instruments and accounts for the options as liabilities (“Future Tranche Right Liability”) under ASC 480, which requires the measurement and recognition of the fair value of the liability at the time of issuance and at each reporting period. Any change in fair value is recognized in Future Tranche Right Liability Revaluation (Loss) Gain in the Company’s statements of operations.

As of December 31, 2020, the Future Tranche Right Liability is classified as a long-term liability in the Company’s balance sheet as settlement is in the form of the applicable Series B convertible preferred stock and warrants exercisable for shares of either Series B1 Preferred Stock or the Company’s common stock. As of December 31, 2019, the Future Tranche Right Liability was classified as a current liability because the Future Tranche Rights and related Option Fee, each defined in Note 7, were subject to the Company obtaining required shareholder approval, which was obtained in May 2020.

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

Redeemable Preferred Stock Issued with Other Freestanding Instruments

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for a redeemable equity instrument issued with other freestanding instruments (e.g. detachable warrants and future tranche right liabilities), such as in the December 2019 Private Placement (Note 7). In circumstances in which redeemable convertible preferred stock is issued with freestanding liability-classified instruments, the proceeds from the issuance of the convertible preferred stock are first allocated to those instruments at their full estimated fair value. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and/or beneficial conversion features, if any, are allocated to the redeemable equity instrument.

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

Note 2. Summary of Significant Accounting Policies (Continued)

See Note 10, “Collaboration and License Agreements” for additional details regarding the Company’s collaboration and out-licensing arrangements.

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

Research and Development Expenses

All research and development expenses are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are accepted by the Company or the services are performed. As of December 31, 2020 and 2019, the Company recorded approximately $2.5 million and $2.8 million as prepaid research and development, respectively, which is included within prepaid expenses and other current assets in the accompanying balance sheets.

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

The Company recognizes all share-based payments to employees and directors as expense in the statements of operations based on their fair values. The Company records compensation expense on a straight-line basis over an award’s requisite service period, or vesting period, based on the award’s fair value at the date of grant. Vesting for time-based options and restricted stock units is generally four years for employees and one year for directors. The Company uses a Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes option pricing model requires inputs for risk-free interest rate, dividend yield, expected stock price volatility and expected term of the options. Forfeitures are accounted for as they occur. See Note 12, “Stock-based Compensation” for additional details.

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

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Statements of Operations.  No such charges have been incurred by the Company. For each of the years ended December 31, 2020, 2019 and 2018, the Company had no uncertain tax positions. See Note 14, “Income Taxes” for additional details.

Note 2. Summary of Significant Accounting Policies (Continued)

Net Loss per Common Share applicable to Common Stockholders

Basic and diluted net loss per common share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation gives effect to dilutive stock options, restricted stock units, warrants, convertible preferred stock and other potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share is based on the if-converted method or the treasury stock method, as applicable, and includes the effect from the potential issuance of common stock, such as shares issuable pursuant to the conversion of convertible preferred stock and the exercise of stock options and warrants, assuming the exercise of all “in-the-money” common stock equivalents based on the average market price during the period. Common stock equivalents have been excluded where their inclusion would be anti-dilutive. Diluted net loss per common share applicable to common stockholders is the same as basic net loss per common share applicable to common stockholders for each of the three years in the period ended December 31, 2020 as the effects of the Company’s potential common stock equivalents are antidilutive (see Note 17).

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

Recently Issued (Not Yet Adopted) Accounting Pronouncements

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

COVID-19

While the Company is not aware of a material impact from the novel coronavirus disease ("COVID-19") pandemic through December 31, 2020, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, depends on future developments that are highly uncertain at this time.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the year ended December 31, 2020.

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2020 and 2019 categorized by the level of inputs used in the valuation of each asset and liability.

	December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	32,979	32,979	—	—
Short-term investments – commercial paper	3,499	—	3,499	—
Short-term investments – US treasury bills	1,000	—	1,000	—
Total assets	$37,728	$33,229	$4,499	$—
Liabilities
Warrant liability	$6,983	$—	$—	$6,983
Future tranche right liability	118,803	—	—	118,803
Total liabilities	$125,786	$—	$—	$125,786

	December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	39,769	39,769	—	—
Short-term investments – commercial paper	2,774	—	2,774	—
Total assets	$42,793	$40,019	$2,774	$—
Liabilities
Warrant liability	$3,241	$—	$—	$3,241
Future tranche right liability	46,436	—	—	46,436
Total liabilities	$49,677	$—	$—	$49,677

Note 3. Fair Value Measurements (Continued)

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of commercial paper and US treasury bills whose fair value may not represent actual transactions of identical securities. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Future Tranche Right Liability

The reconciliation of the Company's warrant and future tranche right liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Future
	Warrant	Tranche Right
(In thousands)	Liability	Liability
Balance, December 31, 2019	$3,241	$46,436
Change in the fair value of liability	3,742	72,367
Balance, December 31, 2020	$6,983	$118,803

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The Company utilizes an option pricing model to value its liability-classified warrants. Inherent in the valuation model are assumptions related to volatility, risk-free interest rate, expected term, dividend rate, and other scenarios (i.e. probability of complex features of the warrants being triggered).

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.50%	1.79%
Expected dividend yield	—	—
Expected term (years)	5.98	6.98
Expected volatility	80%	80%
Exercise price (per share)	$1.52	$1.52

Assumptions Used in Determining Fair Value of Future Tranche Rights

The Company utilizes a lattice model to value the Series B2 and B3 future tranche rights and a Monte Carlo simulation to value the Series B4 future tranche rights. The Company selected these models as it believes they are reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Future Tranche Rights (as defined in Note 7). Such assumptions include, among other inputs, stock price volatility, risk-free rates, and expected terms inclusive of early exercise and cancellation assumptions.

The estimated fair value of the Future Tranche Rights is determined using Level 2 and Level 3 inputs. Significant inputs and assumptions used in the valuation models are as follows:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.64% - 0.73%	1.84% - 1.88%
Expected dividend yield	—	—
Expected term (years) of call options on preferred stock	0.25 - 1.12	1.16 - 2.16
Expected term (years) of warrants	7.25 - 8.12	8.16 - 9.16
Expected volatility	80%	80%
Exercise price (per share) for common stock equivalent for preferred stock and warrant	$1.52 - 1.82	$1.52 - 1.82

Note 4.  Investments

The Company’s available-for-sale investments at fair value consisted of the following at December 31, 2020 and 2019:

	December 31, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$3,499	$—	$—	$3,499
Short-term investments – US treasury bills	1,000	—	—	1,000
Total short-term investments	$4,499	$—	$—	$4,499

	December 31, 2019
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$2,774	$—	$—	$2,774
Total short-term investments	$2,774	$—	$—	$2,774

The Company had no realized gains or losses from the sale of investments in available-for-sale securities during each of the years ended December 31, 2020 and 2019. In accordance with ASU 2016-13, if the fair value of the Company’s investments in available-for-sale debt securities is less than the amortized cost, the Company records (i) an allowance for credit losses with a corresponding charge to net income (loss) for any credit-related impairment, with subsequent improvements in expected credit losses recognized as a reversal of the allowance, and/or (ii) any non-credit impairment loss to other comprehensive income (loss).

As of December 31, 2020 and 2019, the Company had no allowance for credit losses pertaining to the Company’s investments in available-for-sale debt securities. Additionally, there were no impairment charges or recoveries recorded during each of the years ended December 31, 2020 and 2019.

Note 5. Property and Equipment

At December 31, 2020 and 2019, net property and equipment at cost consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Leasehold improvements	$107	$107
Equipment and other	770	764
Total property and equipment, at cost	$877	$871
Less: Accumulated depreciation and amortization	833	774
Property and equipment, net	$44	$97

Depreciation and amortization expense on property and equipment was approximately $0.1 million, $0.1 million, and $0.4 million in 2020, 2019 and 2018, respectively.

No impairment charges were recognized during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company recorded asset impairments related to its property equipment in the amount of $0.5 million in connection with restructuring activities more fully described in Note 11.

Note 6. Accrued Expenses

At December 31, 2020 and 2019, accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Payroll and related costs	$2,133	$2,179
Clinical and nonclinical trial expenses	3,229	4,199
Professional and consulting fees	584	859
Restructuring expenses	—	113
Other	126	111
Total accrued expenses	$6,072	$7,461

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

In addition, the Company has agreed to sell to the Purchasers, at their option and subject to certain conditions, shares of Series B2 convertible preferred stock (“Series B2 Preferred Stock”), Series B3 convertible preferred stock (“Series B3 Preferred Stock”) and Series B4 convertible preferred stock (“Series B4 Preferred Stock) and accompanying warrants to purchase common stock (or preferred stock at the election of the holder) over a 21-month period following stockholder approval for the Charter Amendment, as defined below (the “Future Tranche Rights”). As of December 31, 2020, the Company’s outstanding Future Tranche Rights are as follows:

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

Note 7. Redeemable Convertible Preferred Stock

The purchase and sale of the securities issuable under tranches 2, 3 and 4 may occur in up to three separate closings, each to be conducted at the Purchasers’ discretion. The right of the Purchasers to purchase Series B2, Series B3 and Series B4 Preferred Stock will expire on the 10th business day following the Company’s ORR Data Announcement, as defined in the December 2019 Securities Purchase Agreement, for its ILLUMINATE-301 study, August 12, 2021, and February 12, 2022, respectively. However, the Purchasers’ right to purchase securities under tranches 3 and 4 is contingent on the purchase of all of the securities in each preceding tranche right. In the event the Purchasers do not purchase all of the securities in a given tranche, their right to purchase shares in future tranches terminates and any outstanding warrants issued under the December 2019 Securities Purchase Agreement would terminate. Additionally, the Company has the right to decline the Series B4 Preferred Stock investment if its common stock trades at $7.60 for 20 days out of 30 days subsequent to the closing of the Series B3 Preferred Stock investment.

In addition to the aggregate gross proceeds received from the Initial Closing and the Option Fee, the Company is eligible to receive aggregate gross proceeds of up to an additional $87.6 million under the December 2019 Securities Purchase Agreement.

Accounting Considerations

The Company determined that the Series B1 Preferred Stock, the accompanying Series B1 warrants, and each of the Future Tranche Rights represent freestanding financial instruments. The warrants and the Future Tranche Rights are liability classified as the underlying shares are potentially redeemable and such redemption is deemed to be outside of the Company’s control. The $10.1 million in gross proceeds received in December 2019 was allocated to the Series B1 warrants and the Future Tranche Rights based on their estimated fair values of $2.6 million and $35.5 million, respectively. The excess fair value of $28.0 million over the gross proceeds received of $10.1 million was recorded as a deemed dividend to Baker Brothers, an existing significant shareholder. Costs incurred in connection with the December 2019 Securities Purchase Agreement were expensed as incurred.

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock has been classified as temporary equity. While the Series B1 Preferred Stock is not currently redeemable, it will become redeemable either on (i) the fifth anniversary of the initial issue date, or December 23, 2024, provided that certain events (the “Redemption Loss Events”) do not occur first or (ii) upon a liquidation or deemed liquidation event, provided that certain events (the “Liquidation Loss Events”) do not occur first. The Company cannot assess the probability of whether the Redemption Loss Events will occur prior to the fifth anniversary of the initial issue date, if ever, as certain factors triggering such events are outside the control of the Company. Accordingly, the carrying value of the Series B1 Preferred Stock is currently being accreted to its redemption value. In the event the holders of the Series B1 Preferred Stock lose their right to request redemption, the Series B Preferred Stock will no longer be accreted to its redemption value until redemption upon a liquidation event is deemed probable. For the years ended December 31, 2020 and 2019, accretion was de minimis.

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

As of December 31, 2020, the Company has designated the following class of preferred stock:

●	Series A: 1,500,000 authorized shares of Series A Convertible Preferred Stock
●	Series B1:277,921 authorized shares of Series B1 Redeemable Convertible Preferred Stock
●	Series B2:98,685 authorized shares of Series B2 Redeemable Convertible Preferred Stock
●	Series B3:82,814 authorized shares of Series B3 Redeemable Convertible Preferred Stock
●	Series B4:82,814 authorized shares of Series B4 Redeemable Convertible Preferred Stock

Series A Convertible Preferred Stock. The dividends on the Series A convertible preferred stock (“Series A Preferred Stock”) are payable semi-annually in arrears at the rate of 1% per annum, at the election of the Company, either in cash or additional duly designated, fully paid and nonassessable shares of Series A Preferred Stock. In the event of liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities of the Company, the holders of the Series A Preferred Stock then outstanding will be entitled to a distribution of $1 per share out of any assets available to shareholders. The Series A Preferred Stock is non-voting. All remaining shares of Series A Preferred Stock rank, as to payment upon the occurrence of any liquidation event, senior to the Company’s common stock. Shares of Series A Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $272.00 per share, subject to adjustment. As of December 31, 2020 and 2019, there were 655 shares of Series A Preferred Stock outstanding.

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

Note 8. Stockholders’ Equity (Continued)

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

The Series B1/B2/B3/B4 Preferred Stock is non-voting and rank, as to payment upon the occurrence of any liquidation event, senior to the Company’s common stock. Shares of Series B1 Preferred Stock and Series B2 Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $1.52 per share, subject to adjustment. Shares of Series B3 Preferred Stock and Series B4 Preferred Stock are convertible, in whole or in part, at the option of the holder into fully paid and nonassessable shares of common stock at $1.82 per share, subject to adjustment. As more fully described in Note 7, the Company’s outstanding Series B1 Preferred Stock is classified in temporary equity, outside of stockholders’ equity as of December 31, 2020 and 2019. No shares of Series B2 Preferred Stock, Series B3 Preferred Stock or Series B4 Preferred Stock were outstanding as of December 31, 2020 and 2019.

Common Stock

Common Stock Authorized

On May 12, 2020, the Company’s stockholders approved the Charter Amendment. Also, on May 12, 2020, following stockholder approval, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware

As of December 31, 2020, the Company had 140,000,000 shares of common stock authorized of which 35,750,149 shares of common stock were reserved for the issuance upon the exercise of outstanding warrants and options to purchase common stock, outstanding restricted stock units, the conversion of Series A and Series B1 convertible preferred stock, shares required to be reserved under the LPC Purchase Agreement (defined below), and shares available for grant under the Company’s 2013 Stock Incentive Plan and shares available for purchase under the Company’s 2017 Employee Stock Purchase Plan.

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

As of December 31, 2020, the Company has repurchased or received documentation of the transfer of 49,993 Put Shares and 4,472 of the Put Shares continued to be held in the name of Put Holders. The Company cannot determine at this time what portion of the Put Rights of the remaining 95,494 Put Shares have terminated.

Note 8. Stockholders’ Equity (Continued)

Equity Financings

April 2020 Private Placement

On April 7, 2020, the Company entered into a Securities Purchase Agreement (as amended to date, the “April 2020 Securities Purchase Agreement”) with Pillar Partners Foundation, L.P. (“Pillar Partners”), a related party as more fully described in Note 16, providing for the sale of securities in two closings exempt from the registration requirements of the Securities Act. Concurrent with the consummation of the April 2020 Securities Purchase Agreement, the Company issued and sold to Pillar Partners, for $5.0 million of aggregate consideration (the “April 2020 Private Placement First Closing”), (i) 3,039,514 shares of common stock and (ii) warrants to purchase 3,039,514 shares of the Company’s common stock with an exercise price of $2.28 per share. Each share and the accompanying common warrant sold in the April 2020 Private Placement First Closing had a combined purchase price of $1.645, which included $0.125 for each share of common stock underlying each warrant.

On December 11, 2020, the Company entered into an amendment to the April 2020 Securities Purchase Agreement with Pillar Partners and Pillar Pharmaceuticals 6, L.P., a related party (“Pillar 6” and, collectively with Pillar Partners, the “April 2020 Purchasers”), principally to enable Pillar 6 to participate in the Second Closing (as defined below) pursuant to the April 2020 Purchase Agreement. Also on December 11, 2020, the Company issued and sold to the April 2020 Purchasers, for $5.0 million of aggregate consideration (the “April 2020 Private Placement Second Closing”), (i) 69,941 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 2,677,311 shares of the Company’s common stock, at an exercise price of $0.01 per share, and (iii) warrants to purchase up to 1,373,626 shares of the Company’s common stock with an exercise price of $2.71 per share. Each share and the accompanying 0.5 common warrant sold in the April 2020 Private Placement Second Closing had a combined purchase price of $1.82 and each pre-funded warrant and the accompanying 0.5 common warrant had a combined purchase price of $1.81.

Through December 31, 2020, net proceeds received pursuant to the April 2020 Securities Purchase Agreement, after deduction of offering expenses, was $9.8 million. All proceeds have been recorded within the Company’s statements of stockholders’ equity (deficit) as all securities issued pursuant to the April 2020 Securities Purchase Agreement were determined to be freestanding equity-classified instruments.

July 2020 Private Placement

On July 13, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 Securities Purchase Agreement”) with Pillar Partners, Pillar 6, and Pillar Pharmaceuticals 7 L.P. (“Pillar 7”) (collectively, the “July 2020 Purchasers”), each a related party as more fully described in Note 16, under which the Company issued and sold to the July 2020 Purchasers in a private placement transaction exempt from the registration requirements of the Securities Act, for $5.1 million of aggregate consideration (the “July 2020 Private Placement First Closing”), (i) 749,993 shares of common stock, (ii) pre-funded warrants to purchase up to 2,014,234 shares of common stock, at an exercise price of $0.01 per share, and (iii) warrants to purchase 2,764,227 shares of the Company’s common stock with an exercise price of $2.58 per share. Each share (or pre-funded warrant) and the accompanying common warrant sold in the July 2020 Private Placement First Closing had a combined purchase price of $1.845, which included $0.125 for each share of common stock underlying each accompanying warrant.

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

Note 8. Stockholders’ Equity (Continued)

Through December 31, 2020, net proceeds received pursuant to the July 2020 Securities Purchase Agreement, after deduction of offering expenses, was $5.0 million. All proceeds have been recorded within the Company’s statements of stockholders’ equity (deficit) as the securities issued pursuant to the July 2020 Securities Purchase Agreement, including the July 2020 Private Placement Second Closing option, were determined to be freestanding equity-classified instruments.

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which was amended on September 2, 2020 (as amended to date, the “LPC Purchase Agreement”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion over a 36-month period. As consideration for entering into the LPC Purchase Agreement, the Company issued 269,749 shares of Company common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019 was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares.

During the years ended December 31, 2020 and 2019, the Company sold 750,000 and 1,535,848 shares, respectively, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $1.7 million and $3.7 million, respectively. As of December 31, 2020, the Company may sell up to an additional $29.5 million of shares under the LPC Purchase Agreement, subject to certain limitations.

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

During the years ended December 31, 2020 and 2019, the Company sold 3,608,713 and 532,700 Shares, respectively, pursuant to the ATM Agreement resulting in net proceeds, after deduction of commissions and other offering expenses, of $12.3 million and $1.6 million, respectively. No Shares were sold pursuant to the ATM Agreement during 2018. As of December 31, 2020, the Company may sell up to an additional $35.4 million of shares under the ATM Agreement.

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

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock and/or preferred stock as of December 31, 2020 and 2019:

	Number of Shares
	December 31,	December 31,	Weighted-Average
Description	2020	2019	Exercise Price	Expiration Date
Liability-classified Warrants
December 2019 Series B1 warrants (1)	2,368,400	2,368,400	$ 1.52	Dec 2026
	2,368,400	2,368,400
Equity-classified Warrants
May 2013 warrants	1,949,754	1,949,754	$ 0.08	None
September 2013 warrants	514,756	514,756	$ 0.08	None
February 2014 warrants	266,006	266,006	$ 0.08	None
April 2020 Private Placement first closing warrants	3,039,514	—	$ 2.28	Apr 2023
April 2020 Private Placement second closing warrants	1,373,626	—	$ 2.71	Dec 2023
April 2020 Private Placement second closing warrants	2,677,311	—	$ 0.01	None
July 2020 Private Placement first closing warrants	2,014,234	—	$ 0.01	None
July 2020 Private Placement first closing warrants	2,764,227	—	$ 2.58	Jul 2023
	14,599,428	2,730,516
Total outstanding	16,967,828	5,098,916
(1)	The Series B1 warrants are exercisable for either common stock (exercise price of $1.52) or Series B1 Convertible Preferred Stock (exercise price of $152) at the discretion of the warrant holder.

The table below is a summary of the Company's warrant activity for the year ended December 31, 2020.

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2019	5,098,916	$0.75
Issued (1)	11,868,912	1.50
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2020	16,967,828	$1.28
(1)	During the year ended December 31, 2020, certain related parties were issued warrants as more fully described in Note 16.

Note 9. Alliance Revenue

Alliance revenue for the years ended December 31, 2020, 2019 and 2018 represents revenue from contracts with customers accounted for in accordance with ASC Topic 606.

For the year ended December 31, 2019, the Company recognized Alliance revenues totaling $1.4 million which consistent primarily of revenues recognized under the Licensee Agreement, as more fully described in Note 10, primarily related to the transfer of the IMO-8400 License and IMO-8400 drug product. For the year ended December 31, 2018, the Company recognized Alliance revenues totaling $0.7 million which consisted of (i) $0.5 million pursuant to the GSK Agreement, as more fully described in Note 10, and (ii) $0.2 million related to collaborations which have either been terminated and/or are not material to the Company’s current operations nor expected to be material in the future, including reimbursements by licensees of costs associated with research services and patent maintenance.

During the year ended December 31, 2018, the Company recognized Alliance revenues of $0.6 million as a result of changes in the contract liability balances associated with its contracts with customers. Such revenue recognized was included in the contract liability balance at the beginning of the period.

See Note 10 for additional details regarding the Company’s collaboration arrangements.

Note 10. Collaboration and License Agreements

Option and License Agreement with Licensee

In April 2019, the Company entered into an amended and restated option and license agreement with a privately-held biopharmaceutical company (“Licensee”), pursuant to which the Company granted Licensee (i) exclusive worldwide rights to develop and market IMO-8400 for the treatment, palliation and diagnosis of all diseases, conditions or indications in humans (the “IMO-8400 License”), (ii) an exclusive right and license to develop IMO-9200 in accordance with certain IMO-9200 pre-option exercise protocols (the “IMO-9200 Option Period License”), and (iii) an exclusive one-year option, exercisable at Licensee’s discretion, to obtain the exclusive worldwide rights to develop and market IMO-9200 for the treatment, palliation and diagnosis of all diseases, conditions or indications in humans (the “IMO-9200 Option”) (collectively, the “Licensee Agreement”).  In connection with the Licensee Agreement, the Company transferred certain drug material to Licensee for Licensee’s use in development activities.  Licensee is solely responsible for the development and commercialization of IMO-8400 and, if Licensee exercises the IMO-9200 Option, Licensee would be solely responsible for the development and commercialization of IMO-9200.

Under the terms of the Licensee Agreement, the Company received upfront, non-refundable fees totaling approximately $1.4 million and ownership of 10% of Licensee’s outstanding common stock, subject to future adjustment, for granting Licensee the IMO-8400 License, the IMO-9200 Option Period License and transfer of related drug materials. In addition, following expiry of the IMO-9200 Option in 2020, the Company is now only eligible to receive certain development and sales-based milestone payments and royalties on global net sales related to the IMO-8400 Compound and potential future IMO-8400 Products, each as defined in the Licensee Agreement. The Company does not anticipate the receipt of any of the future milestones or royalties in the short term, if ever.

The Company accounts for the Licensee Agreement in accordance with ASC 606. As of December 31, 2020, the total transaction price of the contract was $1.4 million, which excluded the Option Fee and all development and sales milestones as all such payments were fully constrained. Additionally, as of December 31, 2020, there were no remaining performance obligations under the Licensee Agreement. The Company re-evaluates its performance obligations and transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Note 10. Collaboration and License Agreements (Continued)

As disclosed above, in connection with the Licensee Agreement, the Company owns 10% of Licensee’s outstanding common stock, subject to future adjustment. The Company evaluated the guidance in ASC Topic 321, Investments-Equity Securities, and elected to account for the investment using the measurement alternative as the equity securities are without a readily determinable fair value, and the arrangement does not result in Idera having control or significant influence over Licensee. Accordingly, the securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes and are recorded in Other assets at a value of less than $0.1 million in the accompanying balance sheets. As of December 31, 2020, the Company considered the cost of the investment to not exceed the fair value of the investment and did not identify any observable price changes.

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

For the year ended December 31, 2018, the Company recognized Alliance revenues of $0.5 million pursuant to the GSK Agreement primarily related to the amortization of the $2.5 million upfront, non-refundable, non-creditable cash payment received upon the execution of the GSK Agreement, which was recognized as revenue on a straight-line basis over the estimated 36-month research plan period, which approximated the timing in which performance obligations were satisfied. No such revenues were recognized during 2020 or 2019.

Note 11. Restructuring Costs

In July 2018, the Company determined to wind-down its discovery operations, reduce the workforce in Cambridge, Massachusetts that supports such operations, and close its Cambridge facility (the “July 2018 Restructuring”). In connection with the reduction-in-workforce, 18 positions were eliminated, primarily in the area of discovery, representing approximately 40% of the Company’s employees. Of the 18 positions eliminated, 15 were effective July 31, 2018 with the remaining effective during the first half of 2019. The Company completed the consolidation of its operations to its Exton, Pennsylvania location in the third quarter of 2018.

 Total restructuring-related charges incurred in connection with the July 2018 Restructuring was $3.3 million and comprised of (i) one-time termination costs in connection with the reduction in workforce, including severance, benefits and related costs, of approximately $2.8 million; (ii) contract termination costs of approximately $0.2 million in connection with the early lease termination for the Cambridge facility; and (iii) non-cash asset impairments of approximately $0.7 million, inclusive of $0.5 million of fixed asset impairments and $0.2 million in write-offs of facility-related prepaid expenses; offset by (iv) a non-cash gain of approximately $0.4 million related to the write-off of the remaining deferred rent liability associated with the Cambridge facility lease.

The following summarizes restructuring-related activity for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Employee Severance and Benefits	Contract Termination Costs	Asset Impairments	Total
Accrued restructuring balance as of December 31, 2017	$—	$—	$—	$—
Charges incurred (1)	2,635	225	674	3,534
Cash payments	(1,380)	(225)	—	(1,605)
Non-cash settlements	(24)	—	(674)	(698)
Adjustments	(84)	—	—	(84)
Accrued restructuring balance as of December 31, 2018	$1,147	$—	$—	$1,147
Charges incurred	181	—	—	181
Cash payments	(1,215)	—	—	(1,215)
Accrued restructuring balance as of December 31, 2019	$113	$—	$—	$113
Charges incurred	—	—	—	—
Cash payments	(113)	—	—	(113)
Accrued restructuring balance as of December 31, 2020	$—	$—	$—	$—
(1)	Excludes $0.4 million gain due to the write-off of the remaining deferred rent liability associated with the termination of the Cambridge, Massachusetts facility lease.

Note 12. Stock-based Compensation

As of December 31, 2020, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (the “2017 ESPP”), each as more fully described below.

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

As of December 31, 2020, options to purchase a total of 4,034,540 shares of common stock and 903,321 RSUs were outstanding and up to 838,800 shares of common stock remained available for grant under the 2013 Plan.

Other Awards and Inducement Grants

The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of December 31, 2020, options to purchase a total of 220,408 shares of common stock were outstanding under the 2008 Plan. In addition, as of December 31, 2020, non-statutory stock options to purchase an aggregate of 359,375 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2017, 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2017 ESPP which was approved by the Company’s stockholders and became effective June 7, 2017. An amendment to the 2017 ESPP was approved by the Company’s stockholders in June 2019. The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code, and is intended to encourage our employees to become stockholders of ours, to stimulate increased interest in our affairs and success, to afford employees the opportunity to share in our earnings and growth and to promote systematic savings by them. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. Participation is limited to employees that would not own 5% or more of the total combined voting power or value of the stock of the Company after the grant. As of December 31, 2020, 245,342 shares remained available for issuance under the 2017 ESPP.

Note 12. Stock-based Compensation (Continued)

Stock Purchase Plan Administration

The 2017 ESPP provides for offerings to employees to purchase common stock with offerings beginning on dates determined by the compensation committee of the board of directors or on the first business day thereafter. Each offering begins a “plan period” during which payroll deductions are to be made and held for the purchase of common stock at the end of the plan period. The compensation committee may, at its discretion, choose a plan period of 12 months or less for subsequent offerings and/or choose a different commencement date for offerings. During each plan period participating employees may elect to have a portion of their compensation, ranging from 1% to 10% of compensation as defined by the plan, withheld and used for the purchase of common stock at the end of each plan period. The purchase price is equal to 85% of the lower of the fair market value of a share of common stock on the first trading date of each plan period or the fair market value of a share of common stock on the last trading day of the plan period, and is limited by participant to $25,000 in fair value of common stock per year as well as other quarterly plan limitations as defined by each plan.

For the years ended December 31, 2020, 2019 and 2018, the Company issued 75,999, 60,953, and 24,824 shares of common stock, in each year respectively, under the 2017 ESPP and received proceeds of $0.1 million, $0.1 million and $0.2 million, in each year respectively, as a result of stock purchases.

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

Total stock-based compensation expense attributable to stock-based payments made to employees and directors and employee stock purchases included in operating expenses in the Company's statements of operations for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in thousands)	2020	2019	2018
Stock-based compensation:
Research and development
Employee Stock Purchase Plan	$88	$36	$71
Equity Incentive Plan	673	1,312	1,780
	$761	$1,348	$1,851
General and administrative
Employee Stock Purchase Plan	$9	$20	$48
Equity Incentive Plan	2,871	2,477	3,751
	$2,880	$2,497	$3,799
Restructuring costs
Equity Incentive Plan	$—	$—	$24
	$—	$—	$24
Total stock-based compensation expense	$3,641	$3,845	$5,674

Note 12. Stock-based Compensation (Continued)

During the years ended December 31, 2020, 2019 and 2018, the weighted average fair market value of stock options granted was $1.25, $1.64, and $7.00, respectively.

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

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the three years in the period ended December 31, 2020 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following weighted average assumptions apply to the options to purchase 1,215,382, 1,279,016, and 1,136,874 shares of common stock granted to employees and directors during the years ended December 31, 2020, 2019 and 2018, respectively:

	2020	2019	2018
Average risk-free interest rate	1.0%	2.1%	2.5%
Expected dividend yield	—	—	—
Expected lives (years)	3.9	3.7	3.7
Expected volatility	84%	84%	74%
Weighted average exercise price (per share)	$2.08	$2.75	$12.63

All options granted during the years ended December 31, 2020, 2019 and 2018 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2020.

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,220,417	$13.08	6.6	$—
Granted	1,215,382	2.08
Exercised	(5,265)	2.84
Forfeited	(206,323)	6.12
Expired	(609,888)	18.61
Outstanding at December 31, 2020 (1)	4,614,323	$9.78	6.8	$2,949
Exercisable at December 31, 2020	2,490,179	$15.12	5.2	$455
(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

Note 12. Stock-based Compensation (Continued)

The fair value of options that vested during the year ended December 31, 2020 was $2.9 million. As of December 31, 2020, there was $3.5 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.2 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the year ended December 31, 2020:

	Time-based Awards		Market/Performance-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2019	193,625	$3.14	—	$—
Granted	365,845	2.65	556,888	1.54
Cancelled	(28,895)	2.75	(7,570)	1.54
Vested	(176,572)	3.95	—	—
Nonvested shares at December 31, 2020	354,003	$2.27	549,318	$1.54

Time-based Restricted Stock Units

In December 2020, the Company’s Chief Executive Officer was granted an award of 128,170 RSUs, pursuant to the 2013 Plan, in lieu of salary pursuant to a January 10, 2020 amendment to the officers’ employment agreement. The RSUs were fully vested on the grant date.

As of December 31, 2020, there was $0.7 million of unrecognized compensation cost related to the Company’s time-based RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Market/Performance-based Restricted Stock Units

In July 2020, the Company granted RSUs to certain employees, including executive officers, under the 2013 Plan, with vesting that may occur upon a combination of specific performance and/or market conditions. Accordingly, the Company views these RSUs as two separate awards: (i) an award that vests if the market condition is achieved, and (ii) an award that vests whether or not the market condition is achieved, so long as the performance condition is achieved. The Company is currently recognizing compensation expense for these awards over the estimated requisite service period of 2.36 years based on the estimated fair value when considering the market condition of the award, which was determined using a Monte Carlo simulation. During the year ended December 31, 2020, the Company recognized $0.2 million of compensation expense related to these awards. As of December 31, 2020, the remaining unrecognized compensation cost for the market-based component of these awards, which is expected to be recognized over a weighted-average period of 1.5 years, is $0.7 million. In addition, should the performance condition be achieved, the Company would recognize an additional $0.3 million of compensation expense.

Note 13.  Commitments and Contingencies

Lease Commitments

As of December 31, 2020, the Company’s leased assets primarily consisted of its office headquarters in Exton, Pennsylvania. Prior to the September 30, 2018 termination date, the Company also leased a facility in Cambridge, Massachusetts. During 2020, 2019 and 2018, rent expense, including real estate taxes, was $0.4 million, $0.3 million, and $1.7 million, respectively. The leases are classified as operating leases.

Future minimum commitments as of December 31, 2020 under the Company’s lease agreements are approximately:

December 31,	Operating Leases (in thousands)
2021	244
2022	249
2023	250
2024	240
2025	101
$1,084

The Company entered into the Exton, Pennsylvania facility lease on April 1, 2015, which was subsequently amended on September 23, 2015 to include additional space. The Company currently leases approximately 11,000 square feet of office space at our Exton facility. The lease expires on May 31, 2025.

Vendor Financing Arrangement

In October 2020, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. As of December 31, 2020, the balance of $0.4 million, is scheduled to be paid in monthly installments through June 2020.

Note 14.  Income Taxes

As of December 31, 2020, the Company had cumulative federal and state net operating loss carryforwards (“NOLs”) of approximately $328.7 million and $323.2 million available to reduce federal and state taxable income, respectively. As a result of the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred for taxable years beginning after January 1, 2018 have an unlimited carryforward period, but can only be utilized to offset 80% of taxable income in future taxable periods. Of the $328.7 million of federal NOLs, $131.3 million have an unlimited carryforward and the remaining NOLs are still subject to expiration through 2037. State NOLs are still subject to expiration according to the laws of each respective jurisdiction. The Company files state tax returns in Massachusetts and Pennsylvania whereby both jurisdictions impose a 20-year carryforward period. All $323.2 million of state NOLs expire through 2040, with the first year of expiration being 2032 for $23.4 million of Massachusetts NOLs. In addition, at December 31, 2020, the Company had cumulative federal and state tax credit carryforwards of $25.0 million and $1.9 million, respectively, available to reduce federal and state income taxes, respectively, which expire through 2040 and 2033, respectively, for federal and state purposes, other than those that have an unlimited carryforward period.

Sections 382 and 383 of the Internal Revenue Code prescribe limitations on the amount of NOLs and tax credit carryforwards that may be utilized in any one year. The Company has completed several financings since the effective date of the Tax Reform Act of 1986, which as of December 31, 2020, have resulted in ownership changes that will significantly limit the Company’s ability to utilize its net operating loss and tax credit carryforwards. In December 2017, the Company completed a study which determined that ownership changes had occurred. The federal and state net operating loss and tax credit carryforwards and related deferred tax assets shown in the table below have been adjusted to reflect the limitations that resulted from this study. As no study has been completed subsequent to 2017, additional ownership change limitations may result from ownership changes that have occurred, or may occur in the future. The Company continues to monitor equity activity and potential ownership changes.

Note 14.  Income Taxes (Continued)

As of December 31, 2020 and 2019, the components of the deferred tax assets are approximately as follows:

(in thousands)	2020	2019
Operating loss carryforwards	$90,895	$81,403
Tax credit carryforwards	26,550	23,072
Stock-based compensation	6,820	7,818
Lease liabilities	276	308
Other	162	176
Total deferred tax assets	124,703	112,777
Right-of-use asset	(270)	(306)
Valuation allowance	(124,433)	(112,471)
Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance for its deferred tax asset due to the uncertainty surrounding the ability to realize these assets.

The difference between the U.S. federal corporate tax rate and the Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Expected federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Expiring credits and NOLs	—	—	1.0
Change in valuation allowance	10.6	26.2	37.9
Federal and state credits	(3.1)	(8.1)	(7.4)
State income taxes, net of federal benefit	(1.9)	(4.7)	(9.7)
Warrant and future tranche right revaluation loss	14.2	4.3	—
Stock-based compensation	0.2	0.5	0.5
Other	1.0	2.8	(1.3)
Effective tax rate	0.0%	0.0%	0.0%

The Company applies ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of ASC 740. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company had no unrecognized tax benefits resulting from uncertain tax positions at December 31, 2020 and 2019.

The Company has not conducted a study of its research and development tax credit carryforwards. Such a study might result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations if an adjustment was required.

The Company files income tax returns in the U.S. federal, Massachusetts and Pennsylvania jurisdictions. The Company is no longer subject to tax examinations for years before 2017, except to the extent that it utilizes tax attributes that originated before 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the statements of operations as general and administrative expense.

Note 15. Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches a portion of the employees’ contributions up to a defined maximum. Prior to August 2018, the Company historically contributed up to 3% of employee base salary, by matching 50% of the first 6% of annual base salary contributed by each employee. Effective August 2018, the Company began contributing up to 5% of employee base salary, by matching 100% of the first 5% of annual base salary contributed by each employee. Approximately $0.3 million, $0.3 million and $0.2 million of 401(k) benefits were charged to operating expenses for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16.  Related Party Transactions

Baker Brothers

Julian C. Baker, a member of the Company’s Board until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, a member of Company’s Board until his resignation in June 2019, is an employee of Baker Bros. Advisors, LP. As of December 31, 2020, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,608,786 shares of the Company’s common stock, representing approximately 12% of the Company's outstanding common stock.

During 2019, Baker Brothers purchased shares of the Company’s Series B1 Preferred Stock and accompanying warrants to purchase common stock in connection with the December 2019 Private Placement, as more fully described in Note 7. Concurrent with the December 2019 Private Placement, the Company amended the warrants initially issued to Baker Brothers and other holders on May 7, 2013, September 30, 2013 and February 10, 2014 to remove expiration date. Under the terms of the warrants issued to Baker Brothers and the December 2019 Securities Purchase Agreement related to the securities issued in connection with the 2019 Private Placement, Baker Brothers is not permitted to convert or exercise any common stock equivalents to the extent that such conversion or exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities. Baker Brothers has the right to increase this beneficial ownership limitation in its discretion on 61 days' prior written notice to us, provided that in no event is Baker Brothers permitted to convert or exercise such securities to the extent that such exercise would result in Baker Brothers (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion or exercise of such securities.

During 2018, Baker Brothers exercised warrants to purchase 2,700,791 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $9.5 million.

As of December 31, 2020, Baker Brothers held warrants to purchase up to 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share, warrants to purchase up to 2,368,400 shares of the Company’s common stock (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock), at an exercise price of $1.52 per share (or, if Baker Brothers elects to exercise the warrants for shares of Series B1 Preferred Stock, $152 per Series B1 Preferred Warrant Share).

Pillar Investment Entities

Youssef El Zein, a member of the Company’s board of directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P., Pillar Pharmaceuticals III, L.P., Pillar Pharmaceuticals IV, L.P., Pillar Pharmaceuticals V, L.P., Pillar 6 and Pillar Partners (collectively, the “Pillar Investment Entities”). As of December 31, 2020, the Pillar Investment Entities own approximately 18% of the Company's common stock.

Note 16.  Related Party Transactions (Continued)

During 2020, the Company sold shares of its common stock, prefunded warrants and common stock warrants to entities affiliated with Pillar Invest Corporation in connection with private placement transactions, as more fully descried in Note 8.

During 2018, Participations Besancon, an investment fund advised by Pillar Invest having no affiliation with Mr. El Zein, exercised warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.76 per share for a total exercise price of approximately $0.6 million.

As of December 31, 2020, the Pillar Investment Entities held (i) warrants to purchase up to 3,039,514 shares of the Company’s common stock at an exercise price of $2.28 per share, (ii) warrants to purchase up to 2,764,227 shares of the Company’s common stock at an exercise price of $2.58 per share, (iii) prefunded warrants to purchase up to 2,014,234 shares of the Company’s common stock at an exercise price of $0.01 per share, (iv) warrants to purchase up to 1,373,626 shares of the Company’s common stock at an exercise price of $2.71 per share, and (v) prefunded warrants to purchase up to 2,677,311 shares of the Company’s common stock at an exercise price of $0.01 per share. Additionally, Pillar held options to purchase Company securities in the April 2020 Private Placement Second Closing and July 2020 Private Placement Second Closing, as more fully described in Note 8.

Subsequent to December 31, 2020, in January 2020, Pillar 6 exercised prefunded warrants to purchase 643,525 shares of the Company’s common stock at an exercise price of $0.01 per share.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of $0.3 million, $0.1 million, and $0.1 million, respectively, incurred during each of the years ended December 31, 2020, 2019 and 2018, respectively, the Company issued 145,392, 53,985, and 13,654 shares of common stock, respectively, to certain of its directors. Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

Officer Salary Paid in Stock

In December 2020, the Company’s Chief Executive Officer was granted an award of 128,170 RSUs, pursuant to the 2013 Plan, in lieu of salary of $0.6 million pursuant to a January 10, 2020 amendment to the officers’ employment agreement. The RSUs were fully vested on the grant date.

Note 17.  Net Loss per Common Share Applicable to Common Stockholders

Net loss applicable to common stockholders represents net loss adjusted for deemed dividends related to the December 2019 Private Placement, as more fully described in Note 7.

The Company uses the two-class method to compute net income (loss) per common share during periods the Company realizes net income and has securities outstanding (e.g. redeemable convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. In addition, the Company analyzes the potential dilutive effect of outstanding redeemable convertible preferred stock under the "if-converted" method when calculating diluted earnings per share and reports the more dilutive of the approaches (two class or "if-converted"). The two-class method is not applicable during periods with a net loss, as the holders of the redeemable convertible preferred stock have no obligation to fund losses. For all periods presented, the two-class method was not applicable. The Company also analyzes the potential dilutive effect of outstanding stock options, unvested restricted stock units, warrants and shares underlying future tranche rights under the treasury stock method (as applicable), during periods of income, or during periods in which income is recognized related to changes in fair value of its liability-classified securities.

For the years ended December 31, 2020, 2019 and 2018, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive. Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted earnings per share for each of the years ended December 31, 2020, 2019 and 2018.

Total antidilutive securities excluded from the calculation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018, were as follows:

(in thousands)	2020	2019	2018
Stock options	4,614	4,220	3,305
Restricted stock units	903	194	—
Common stock warrants	16,968	5,099	2,769
Convertible preferred stock	2,369	2,369	1
Future tranche rights	50,467	49,407	—
Total	75,321	61,289	6,075

Note 18.  Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Proceeds from Sale of Common Stock

"At-The-Market" Equity Program

During the period January 1, 2021 through February 28, 2021, the Company sold 2,394,956 shares of its common stock pursuant to the ATM Agreement, as more fully described in Note 8, resulting in net proceeds, after deduction of commissions, of $12.1 million. As of February 28, 2021, the Company may sell up to an additional $22.9 million of shares under the ATM Agreement.

Common Stock Purchase Agreement

During the period January 1, 2020 through February 28, 2021, the Company sold 800,000 shares of its common stock pursuant to the LPC Purchase Agreement, as more fully described in Note 8, resulting in net proceeds of $4.2 million. As of February 28, 2021, the Company may sell up to an additional $25.3 million of shares under the LPC Purchase Agreement.