Form 10-Q
period 2021-06-30
IDERA PHARMACEUTICALS, INC.
filed 2021-08-09
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	52,762,048
Class	Outstanding as of August 6, 2021

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands)	2021	2020*
ASSETS
Current assets:
Cash and cash equivalents	$40,590	$33,229
Short-term investments	—	4,499
Prepaid expenses and other current assets	2,885	3,627
Total current assets	43,475	41,355
Property and equipment, net	33	44
Operating lease right-of-use assets	833	930
Other assets	70	70
Total assets	$44,411	$42,399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$184	$329
Accrued expenses	5,645	6,072
Operating lease liability	200	191
Other current liability	—	435
Total current liabilities	6,029	7,027
Warrant liability, long-term	—	6,983
Future tranche right liability, long-term	—	118,803
Operating lease liability, net of current portion	656	758
Total liabilities	6,685	133,571

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series B1 redeemable convertible preferred stock (Note 7); Designated — 278 shares, Issued and outstanding — 0 and 24 shares at June 30, 2021 and December 31, 2020, respectively	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares; Issued and outstanding — 52,115 and 38,291 at June 30, 2021 and December 31, 2020, respectively	52	38
Additional paid-in capital	763,051	742,342
Accumulated deficit	(725,377)	(833,552)
Total stockholders’ equity (deficit)	37,726	(91,172)
Total liabilities and stockholders’ equity (deficit)	$44,411	$42,399
*	The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$3,893	$5,379	$10,764	$14,889
General and administrative	2,472	2,632	5,628	6,274
Restructuring costs	1,192	—	1,192	—
Total operating expenses	7,557	8,011	17,584	21,163
Loss from operations	(7,557)	(8,011)	(17,584)	(21,163)
Other income (expense):
Interest income	2	27	5	152
Interest expense	(4)	—	(7)	—
Warrant revaluation gain (loss)	—	(913)	6,983	188
Future tranche right revaluation gain (loss)	—	(15,349)	118,803	5,362
Foreign currency exchange (loss) gain	(4)	20	(25)	52
Net income / (loss)	$(7,563)	$(24,226)	$108,175	$(15,409)

Net income (loss) applicable to common stockholders (Note 12)
— Basic	$(7,563)	$(24,226)	$105,450	$(15,409)
— Diluted	$(7,563)	$(24,226)	$(17,611)	$(17,693)
Net income (loss) per share applicable to common stockholders (Note 12)
— Basic	$(0.15)	$(0.72)	$2.31	$(0.48)
— Diluted	$(0.15)	$(0.72)	$(0.32)	$(0.52)
Weighted-average number of common shares used in computing net income (loss) per share applicable to common stockholders
— Basic	49,909	33,583	45,575	31,941
— Diluted	49,909	33,583	54,937	34,123

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$108,175	$(15,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,515	1,504
Warrant liability revaluation gain	(6,983)	(188)
Future tranche right liability revaluation gain	(118,803)	(5,362)
Issuance of common stock for services rendered	130	98
Accretion of discounts on short-term investments	(1)	(36)
Depreciation and amortization expense	11	41
Changes in operating assets and liabilities:
Prepaid expenses and other assets	742	819
Accounts payable, accrued expenses, and other liabilities	(640)	(575)
Other	4	8
Net cash used in operating activities	(15,850)	(19,100)

Cash Flows from Investing Activities:
Purchases of available-for-sale securities	—	(5,535)
Proceeds from maturity of available-for-sale securities	4,500	5,149
Purchases of property and equipment	—	(7)
Net cash provided by (used in) investing activities	4,500	(393)

Cash Flows from Financing Activities:
Proceeds from common stock financings, net	18,841	7,230
Proceeds from employee stock purchases	34	54
Proceeds from exercise of common stock options and warrants	271	—
Payments on seller-financed purchases	(435)	—
Net cash provided by financing activities	18,711	7,284
Net increase (decrease) in cash and cash equivalents	7,361	(12,209)
Cash and cash equivalent, beginning of period	33,229	40,019
Cash and cash equivalents, end of period	$40,590	$27,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$—
Supplemental disclosure of non-cash financing and investing activities:
Offering costs in accounts payable and accrued expenses	$68	$25

The accompanying notes are an integral part of these financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Six Months Ended June 30, 2020

	Series B1 Preferred		Common Stock		Additional		Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2019	24	$—	29,672	$30	$709,692	$(720,890)	$(11,168)
Sale of common stock, net of issuance costs	—	—	854	1	1,405	—	1,406
Issuance of common stock under employee stock purchase plan	—	—	19	—	25	—	25
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	48	—	—	—	—
Issuance of common stock for services rendered	—	—	14	—	26	—	26
Stock-based compensation	—	—	—	—	750	—	750
Net income	—	—	—	—	—	8,817	8,817
Balance, March 31, 2020	24	$—	30,607	$31	$711,898	$(712,073)	$(144)
Sale of common stock, net of issuance costs	—	—	3,607	3	5,821	—	5,824
Issuance of common stock under employee stock purchase plan	—	—	21	—	29	—	29
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	56	—	72	—	72
Stock-based compensation	—	—	—	—	754	—	754
Net loss	—	—	—	—	—	(24,226)	(24,226)
Balance, June 30, 2020	24	$—	34,291	$34	$718,574	$(736,299)	$(17,691)

IDERA PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30, 2021

	Series B1 Preferred		Common Stock		Additional		Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	24	$—	38,291	$38	$742,342	$(833,552)	$(91,172)
Sale of common stock, net of issuance costs	—	—	3,195	3	16,258	—	16,261
Conversion of Series B1 preferred stock	(14)	—	1,415	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	—	—	8	—	28	—	28
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	237	—	—	—	—
Issuance of common stock upon exercise of common stock options and warrants	—	—	3,375	4	267	—	271
Issuance of common stock for services rendered	—	—	16	—	67	—	67
Stock-based compensation	—	—	—	—	1,111	—	1,111
Net income	—	—	—	—	—	115,738	115,738
Balance, March 31, 2021	10	$—	46,537	$46	$760,072	$(717,814)	$42,304
Sale of common stock, net of issuance costs	—	—	2,076	2	2,510	—	2,512
Conversion of Series B1 preferred stock	(10)	—	953	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	—	—	6	—	6	—	6
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock options and warrants	—	—	2,496	3	(3)	—	—
Issuance of common stock for services rendered	—	—	47	—	63	—	63
Stock-based compensation	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	(7,563)	(7,563)
Balance, June 30, 2021	—	$—	52,115	$52	$763,051	$(725,377)	$37,726

The accompanying notes are an integral part of these financial statements

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

Note 1. Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. The Company’s current focus is on its Toll-like receptor (“TLR”) agonist, tilsotolimod (IMO-2125), for oncology, as well as identifying and potentially acquiring rights to novel development or commercial stage rare disease programs. The Company believes it can develop and commercialize targeted therapies on its own. To the extent the Company seeks to develop drug candidates for other disease indications, it has entered into and may explore additional collaborative alliances to support development and commercialization.

Reduction-in-Force

In April 2021, following the announcement that the Company’s ILLUMINATE-301 trial did not meet its primary endpoint of objective response rate (ORR), the Company implemented a reduction in force which affected approximately 50% of its workforce through June 30, 2021. 16 positions were eliminated, primarily in the area of research and development. The decision was made in order to align the Company’s workforce with its needs in light of the outcome of ILLUMINATE-301’s ORR endpoint, its ongoing ILLUMINATE development program and other business development activities focused on identifying new portfolio opportunities.

In connection with these actions, the Company incurred and paid one-time termination costs for the reduction in workforce, which includes severance, benefits and related costs, of approximately $1.2 million during the second quarter of 2021.

Liquidity and Financial Condition

As of June 30, 2021, the Company had an accumulated deficit of $725.4 million and a cash and cash equivalents balance of $40.6 million. The Company expects to incur substantial operating losses in future periods and will require additional capital as it seeks to advance tilsotolimod and/or acquire and advance any new drug candidates through development to commercialization. The Company does not expect to generate product revenue, sales-based milestones, or royalties until the Company successfully completes development of and obtains marketing approval for tilsotolimod or any other future drug candidates, either alone or in collaboration with third parties, which the Company expects will take a number of years, if at all. To commercialize tilsotolimod and any other future drug candidates, the Company needs to complete clinical development and comply with comprehensive regulatory requirements. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding, and history of operating losses.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash and cash equivalents on hand as of June 30, 2021 is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. The Company has and will continue to evaluate available alternatives to extend its operations beyond this date, which include raising additional capital through the LPC Agreement (Note 8) and ATM Agreement (Note 8) or additional financing or strategic transactions. Additionally, management’s plans may include the possible deferral of certain operating expenses unless additional capital is received. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2020 Form 10-K.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at June 30, 2021 consisted of cash and money market funds. Cash and cash equivalents at December 31, 2020 consisted of cash and cash equivalents and short-term investments.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 3. The Company is required to disclose the estimated fair values of its financial instruments. As of June 30, 2021, the Company’s financial instruments consisted of cash and cash equivalents. As of December 31, 2020, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, receivables and warrant and future tranche right liabilities. The estimated fair values of these financial instruments approximate their carrying values. As of June 30, 2021, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, and short-term investments. The Company’s credit risk is managed by investing in highly rated money market instruments, U.S. treasury bills, corporate bonds, commercial paper and/or other debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of June 30, 2021, all the Company’s cash and cash equivalents were held at two financial institutions.

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

As of June 30, 2021 and December 31, 2020, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its existing Exton, PA facility operating lease which expires on May 31, 2025.

Note 2. Summary of Significant Accounting Policies (Continued)

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480) and/or ASC Topic 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement. Freestanding warrants for shares that are potentially redeemable, whereby the Company may be required to transfer assets (e.g. cash or other assets) outside of its control, are classified as liabilities. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Warrant Revaluation (Loss) Gain in the Company’s condensed statements of operations. Equity-classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement. During the three months ended March 31, 2021, all the Company’s liability-classified warrants terminated. For additional discussion on warrants, see Note 8.

Future Tranche Right Liability

On December 23, 2019, the Company entered into a Securities Purchase Agreement (the “December 2019 Securities Purchase Agreement”) with institutional investors affiliated with Baker Brothers (as defined below), an existing stockholder (see Note 11). As more fully described in Note 7, the December 2019 Securities Purchase Agreement contained call options on redeemable preferred shares with warrants (conditionally exercisable for shares that are puttable). The Company determined that these call options represented freestanding financial instruments and accounted for the options as liabilities (“Future Tranche Right Liability”) under ASC 480, which requires the measurement and recognition of the fair value of the liability at the time of issuance and at each reporting period. Any change in fair value is recognized in Future Tranche Right Liability Revaluation Gain (Loss) in the Company’s condensed statements of operations. During the three months ended March 31, 2021, the liability-classified call options provided for under the December 2019 Securities Purchase Agreement terminated and, accordingly, the liability balance was derecognized.

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

Accretion of redeemable convertible preferred stock includes the accretion of the Company's Series B redeemable convertible preferred stock to its stated value. The carrying value of the Series B redeemable convertible preferred stock is accreted to redemption value using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption or until the redeemable convertible preferred stock cease to be outstanding.

Income Taxes

In accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and six months ended June 30, 2021 and 2020, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2021 or December 31, 2020 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2021 and December 31, 2020, the Company had no uncertain tax positions.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the coronavirus ("COVID-19") pandemic through June 30, 2021, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are highly uncertain at this time.

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

The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or
●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2, and 3 during the six months ended June 30, 2021.

Note 3. Fair Value Measurements (Continued)

The table below presents the assets and liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2021 and December 31, 2020 categorized by the level of inputs used in the valuation of each asset and liability.

	June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	40,340	40,340	—	—
Total assets	$40,590	$40,590	$—	$—

	December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	32,979	32,979	—	—
Short-term investments – commercial paper	3,499	—	3,499	—
Short-term investments – US treasury bills	1,000	—	1,000	—
Total assets	$37,728	$33,229	$4,499	$—
Liabilities
Warrant liability	$6,983	$—	$—	$6,983
Future tranche right liability	118,803	—	—	118,803
Total liabilities	$125,786	$—	$—	$125,786

The Level 1 assets consist of money market funds, which are actively traded daily. The Level 2 assets consist of commercial paper and U.S. treasury bills whose fair value may not represent actual transactions of identical securities. The fair value of commercial paper is generally determined based on the relationship between the investment’s discount rate and the discount rates of the same issuer’s commercial paper available in the market which may not be actively traded daily. Since these fair values may not be based upon actual transactions of identical securities, they are classified as Level 2.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Future Tranche Right Liability

The reconciliation of the Company's warrant and future tranche right liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Future
	Warrant	Tranche Right
(In thousands)	Liability	Liability
Balance, December 31, 2020	$6,983	$118,803
Change in the fair value of liability (1)	(6,983)	(118,803)
Balance, June 30, 2021	$—	$—
(1)	During the six months ended June 30, 2021, the Company’s liability-classified warrants and future tranche rights terminated, and accordingly, the liabilities were derecognized.

Note 4. Investments

The Company’s available-for-sale investments at fair value consisted of the following as of December 31, 2020:

	December 31, 2020
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
(In thousands)	Cost	(Losses)	Gains	Value
Short-term investments – commercial paper	$3,499	$—	$—	$3,499
Short-term investments – US treasury bills	1,000	—	—	1,000
Total short-term investments	$4,499	$—	$—	$4,499

The Company had no realized gains or losses from the sale of investments in available-for-sale securities during each of the six months ended June 30, 2021 and 2020. In accordance with ASU 2016-13, if the fair value of the Company’s investments in available-for-sale debt securities is less than the amortized cost, the Company records (i) an allowance for credit losses with a corresponding charge to net income (loss) for any credit-related impairment, with subsequent improvements in expected credit losses recognized as a reversal of the allowance, and/or (ii) any non-credit impairment loss to other comprehensive income (loss).

As of December 31, 2020, the Company had no allowance for credit losses pertaining to the Company’s investments in available-for-sale debt securities. Additionally, there were no impairment charges or recoveries recorded during each of the six months ended June 30, 2021 and 2020.

Note 5. Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment, net, consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Leasehold improvements	$107	$107
Equipment and other	712	770
Total property and equipment, at cost	$819	$877
Less: Accumulated depreciation and amortization	786	833
Property and equipment, net	$33	$44

Depreciation and amortization expense on property and equipment was less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020. Additionally, there were no non-cash property additions or impairment-related charges recognized during each of the three and six months ended June 30, 2021 and 2020.

Note 6. Accrued Expenses

At June 30, 2021 and December 31, 2020, accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Payroll and related costs	$909	$2,133
Clinical and nonclinical trial expenses	3,890	3,229
Professional and consulting fees	733	584
Other	113	126
Total accrued expenses	$5,645	$6,072

Note 7. Redeemable Convertible Preferred Stock

December 2019 Private Placement

On December 23, 2019, the Company entered into the December 2019 Securities Purchase Agreement, under which the Company sold 23,684 shares of Series B1 convertible preferred stock (“Series B1 Preferred Stock”) and warrants to purchase 2,368,400 shares of the Company’s common stock at an exercise price of $1.52 per share (or, if the holder elected to exercise the warrants for shares of Series B1 Preferred Stock, 23,684 shares of Series B1 Preferred Stock at an exercise price of $152 per share) for aggregate gross proceeds of $3.9 million (the “Initial Closing”).

In addition, the Company agreed to sell to the purchasers, at their option and subject to certain conditions, (i) 98,685 shares of Series B2 convertible preferred stock (“Series B2 Preferred Stock”) and 9,868,500 warrants to purchase common stock at an exercise price of $1.52 per share (or, at the election of the holder, 98,685 shares of Series B2 Preferred Stock at an price of $152 per share), for aggregate gross proceeds of $15 million (the “Series B2 Tranche”), (ii) 82,418 shares of Series B3 convertible preferred stock (“Series B3 Preferred Stock”) and 6,593,440 warrants to purchase common stock at an exercise price of $1.82 per share (or, at the election of the holder, 65,934 shares of Series B3 Preferred Stock at a price of $182 per share), for aggregate gross proceeds of $15 million (the “Series B3 Tranche”), and (iii) 82,418 shares of Series B4 convertible preferred stock (“Series B4 Preferred Stock”) and 6,593,440 warrants to purchase common stock at an exercise price of $1.82 per share (or, at the election of the holder, 65,934 shares of Series B3 Preferred Stock at a price of $182 per share), for aggregate gross proceeds of $15 million (the “Series B4 Tranche”) over a period of up to 21 months following the Company’s 2020 Annual Meeting of Stockholders held on May 12, 2020, where stockholders of the Company voted to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 140,000,000. As consideration for the future tranche rights, the Company received aggregate gross proceeds of $6.2 million in December 2019.

The purchase and sale of the securities issuable under the Series B2, B3, and B4 tranches described above were subject to three separate closings, each to be conducted at the purchasers’ discretion. The right of the purchasers to purchase Series B2, Series B3 and Series B4 Preferred Stock was set to expire on the 10th business day following the Company’s ORR Data Announcement, as defined in the December 2019 Securities Purchase Agreement, for its ILLUMINATE-301 study. As a result of the purchasers not exercising the Series B2 Tranche prior to expiration, all future tranche rights and outstanding warrants previously issued pursuant to the December 2019 Securities Purchase Agreement were terminated during the three months ended March 31, 2021. Accordingly, the Company is no longer eligible to receive additional proceeds pursuant to the December 2019 Securities Purchase Agreement and the related warrant liability and future tranche right liability were derecognized during the three months ended March 31, 2021.

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

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock was classified as temporary equity and the carrying value was being accreted to its redemption value as of December 31, 2020 and while the Series B1 Preferred Stock was outstanding during 2021. During the six months ended June 30, 2021, all the Company’s 23,684 shares of Series B1 Preferred Stock outstanding were converted into shares of the Company’s common stock. See Note 11 for details. For the three and six months ended June 30, 2021 and 2020, accretion was de minimis.

Note 8. Stockholders’ Equity

Equity Financings

Common Stock Purchase Agreement

On March 4, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which was amended on September 2, 2020 (as amended to date, the “LPC Purchase Agreement”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park has committed to purchase an aggregate of $35.0 million of shares of Company common stock from time to time at the Company’s sole discretion over a 36-month period. As consideration for entering into the LPC Purchase Agreement, the Company issued 269,749 shares of its common stock to Lincoln Park as a commitment fee (the “Commitment Shares”). The closing price of the Company’s common stock on March 4, 2019 was $2.84 and the Company did not receive any cash proceeds from the issuance of the Commitment Shares.

During the six months ended June 30, 2021 and 2020, the Company sold 800,000 and 600,000 shares, respectively, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $4.2 million and $1.1 million, respectively. As of June 30, 2021, the Company may sell up to an additional $25.3 million of shares under the LPC Purchase Agreement, subject to certain limitations.

"At-The-Market" Equity Program

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the “ATM Shares”) through JMP as its agent. Subject to the terms and conditions of the ATM Agreement, JMP will use its commercially reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, or if specified by the Company, by any other method permitted by law, including but not limited to in negotiated transactions. The Company has no obligation to sell any of the ATM Shares, and the Company or JMP may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement. JMP is entitled to a fixed commission of 3.0% of the gross proceeds from ATM Shares sold.

During the six months ended June 30, 2021 and 2020, the Company sold 4,470,593 and 821,018 shares, respectively, pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $14.6 million and $1.4 million, respectively. In addition, from July 1, 2021 through July 7, 2021, the Company sold an additional 646,764 shares for $0.7 million in net proceeds under the ATM Agreement. The Company may sell up to an additional $19.5 million of shares under the ATM Agreement.

April 2020 Private Placement

On April 7, 2020, the Company entered into a Securities Purchase Agreement with Pillar Partners Foundation, L.P. (“Pillar Partners”), a related party as more fully described in Note 11, which was amended on December 11, 2020 (as amended to date, the “April 2020 Securities Purchase Agreement”), under which the Company sold 3,039,514 shares of common stock and accompanying warrants to purchase 3,039,514 shares of the Company’s common stock with an exercise price of $2.28 per share, for aggregate gross proceeds of $5.0 million. Each share and the accompanying common warrant had a combined purchase price of $1.645, which included $0.125 for each share of common stock underlying each warrant. The April 2020 Securities Purchase Agreement also provided for the option for Pillar Partners to purchase 2,747,252 shares of the Company’s common stock (or pre-funded warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 in lieu of certain shares to the extent that purchasing such shares will cause Pillar Investment Entities (as defined below) to beneficially own in excess of 19.99% of the total number of shares of common stock outstanding post transaction) and warrants to purchase up to 1,373,626 shares of the Company’s common stock (with an exercise price of $2.71), for aggregate gross proceeds of $5.0 million (the “April 2020 Private Placement Second Closing”). Subsequently, in December 2020, the April 2020 Private Placement Second Closing was consummated. Total net proceeds received pursuant to the April 2020 Securities Purchase Agreement, after deduction of offering expenses, was $9.8 million.

Note 8. Stockholders’ Equity (Continued)

July 2020 Private Placement

On July 13, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 Securities Purchase Agreement”) with Pillar Partners, Pillar Pharmaceuticals 6 L.P. (“Pillar 6”), and Pillar Pharmaceuticals 7 L.P. (“Pillar 7” and, together with Pillar Partners and Pillar 6, the “July 2020 Purchasers”), each a related party as more fully described in Note 11, pursuant to which, among other things, provided the July 2020 Purchasers the option to purchase, at their sole discretion, pre-funded warrants to purchase up to 784,615 shares of the Company’s common stock, at an exercise price of $0.01 per share, and warrants to purchase up to 274,615 shares of the Company’s common stock, at an exercise price of $9.75, for aggregate gross proceeds of $5.1 million (the “July 2020 Private Placement Second Closing”). During the three months ended March 31, 2021, the option to purchase securities in the July 2020 Private Placement Second Closing terminated. As a result, the Company is no longer eligible to receive additional proceeds from the sale of additional securities pursuant to the July 2020 Securities Purchase Agreement. However, the July 2020 Purchasers still hold outstanding warrants previously issued under the July 2020 Securities Purchase Agreement, as detailed below under the heading “Common Stock Warrants”.

Common Stock Warrants

In connection with various financing transactions, the Company has issued warrants to purchase shares of the Company’s common and preferred stock. The Company accounts for common and preferred stock warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes outstanding warrants to purchase shares of the Company’s common and preferred stock as of June 30, 2021 and December 31, 2020:

	Number of Shares
	June 30,	December 31,	Weighted-Average
Description	2021	2020	Exercise Price	Expiration Date
Liability-classified Warrants
December 2019 Series B1 warrants (1)	—	2,368,400	$ 1.52	Dec 2026
	—	2,368,400
Equity-classified Warrants
May 2013 warrants	15,437	1,949,754	$ 0.08	None
September 2013 warrants	4,096	514,756	$ 0.08	None
February 2014 warrants	2,171	266,006	$ 0.08	None
April 2020 Private Placement first closing warrants	3,039,514	3,039,514	$ 2.28	Apr 2023
April 2020 Private Placement second closing warrants	1,373,626	1,373,626	$ 2.71	Dec 2023
April 2020 Private Placement second closing warrants	1,143,428	2,677,311	$ 0.01	None
July 2020 Private Placement first closing warrants	389,731	2,014,234	$ 0.01	None
July 2020 Private Placement first closing warrants	2,764,227	2,764,227	$ 2.58	Jul 2023
	8,732,230	14,599,428
Total outstanding	8,732,230	16,967,828
(1)	The Series B1 warrants were exercisable for either common stock (exercise price of $1.52) or Series B1 Convertible Preferred Stock (exercise price of $152) at the discretion of the warrant holder. However, as more fully disclosed in Note 7, the December 2019 Series B1 warrants were terminated during the three months ended March 31, 2021 contemporaneously with the termination of the future tranche rights.

Note 8. Stockholders’ Equity (Continued)

The table below is a summary of the Company’s warrant activity for the six months ended June 30, 2021.

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	16,967,828	$1.28
Issued	—	—
Exercised (1)	(5,867,198)	0.04
Expired	(2,368,400)	1.52
Outstanding at June 30, 2021	8,732,230	$2.04
(1)	During the six months ended June 30, 2021, certain related parties exercised warrants as more fully described in Note 11.

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

In partial consideration of the rights granted by Scriptr to the Company under the Scriptr Agreement, the Company made a one-time, non-creditable and non-refundable payment to Scriptr during the first quarter of 2021. In order to fund conduct of the Research Programs, the Company shall reimburse Scriptr for costs incurred by or on behalf of Scriptr in connection with the conduct of each Research Program during the Research Term in accordance with the applicable Research Program budget and payment schedule. The Company incurred approximately $0.6 million and $1.3 million in research and development expenses under the Scriptr Agreement during the three and six months ended June 30, 2021, respectively.

Note 10. Stock-Based Compensation

As of June 30, 2021, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”) and 2017 Employee Stock Purchase Plan (as amended to date, the “2017 ESPP”), each as more fully described below.

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

As of June 30, 2021, options to purchase a total of 4,355,465 shares of common stock and 594,292 RSUs were outstanding and up to 516,146 shares of common stock remained available for grant under the 2013 Plan.

Other Awards and Inducement Grants

The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of June 30, 2021, options to purchase a total of 207,908 shares of common stock were outstanding under the 2008 Plan. In addition, as of June 30, 2021, non-statutory stock options to purchase an aggregate of 325,000 shares of common stock were outstanding. These options were issued outside of the 2013 Plan to certain newly-hired employees in 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of such new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code. The total number of shares of common stock authorized for issuance under the 2017 ESPP is 412,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. As of June 30, 2021, 231,344 shares remained available for issuance under the 2017 ESPP.

For the six months ended June 30, 2021 and 2020, the Company issued 13,998 and 40,024 shares of common stock, respectively, under the 2017 ESPP and received proceeds of less than $0.1 million during each period, as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based awards made to employees and directors and employee stock purchases included in operating expenses in the Company's condensed statements of operations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Stock-based compensation:
Research and development
Employee Stock Purchase Plan	$3	$15	$15	$26
Equity Incentive Plan	50	192	418	385
	$53	$207	$433	$411
General and administrative
Employee Stock Purchase Plan	$1	$1	$3	$2
Equity Incentive Plan	350	546	1,079	1,091
	$351	$547	$1,082	$1,093
Total stock-based compensation expense	$404	$754	$1,515	$1,504

During the six months ended June 30, 2021 and 2020, the weighted average fair market value of stock options granted was $2.02 and $1.09, respectively.

The following weighted average assumptions apply to the options to purchase 833,500 and 727,129 shares of common stock granted to employees and directors during the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
Average risk-free interest rate	0.4%	1.0%
Expected dividend yield	—	—
Expected lives (years)	3.6	3.9
Expected volatility	87%	84%
Weighted average exercise price (per share)	$3.66	$2.08

All options granted during the six months ended June 30, 2021 and 2020 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant. As further described below, the vesting of certain options granted to employees during the six months ended June 30, 2021 were accelerated during the period.

Note 10. Stock-Based Compensation (Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended June 30, 2021:

($ in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,614,323	$9.78	6.8	$2,949
Granted	833,500	3.66
Exercised	(22,500)	2.11
Forfeited	(236,394)	4.47
Expired	(300,556)	11.91
Outstanding at June 30, 2021 (1)	4,888,373	$8.89	6.6	$—
Exercisable at June 30, 2021	4,113,264	$9.83	6.2	$—
(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

During the three months ended March 31, 2021, the Company accelerated the vesting of 1,535,578 options, which were previously granted from 2019 through 2021.  As of June 30, 2021, there was $1.5 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 1.7 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the six months ended June 30, 2021:

	Time-based Awards		Market/Performance-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2020	354,003	$2.27	549,318	$1.54
Granted	—	—	—	—
Forfeited	(48,563)	2.31	(23,701)	1.54
Vested	(236,765)	2.25	—	—
Nonvested shares at June 30, 2021	68,675	$2.30	525,617	$1.54

Time-based Restricted Stock Units

During the three months ended March 31, 2021, the Company accelerated the vesting of 137,872 unvested time-based restricted stock units which were previously granted in 2019 and 2020. As of June 30, 2021, there was $0.1 million of unrecognized compensation expense related to the Company’s time-based RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company is currently recognizing compensation expense for these awards over the estimated requisite service period of 2.36 years based on the estimated fair value when considering the market condition of the award, which was determined using a Monte Carlo simulation. During the six months ended June 30, 2021, the Company recognized $0.1 million of compensation expense related to these awards. As of June 30, 2021, the remaining unrecognized compensation cost for the market-based component of these awards, which is expected to be recognized over a weighted-average period of 1.4 years, is $0.5 million. In addition, should the performance condition be achieved, the Company would recognize an additional $0.3 million of compensation expense.

Note 11.  Related Party Transactions

Baker Brothers

Julian C. Baker, previously a member of the Company’s Board of Directors (the “Board”) until his resignation in September 2018, is a principal of Baker Bros. Advisors, LP.  Additionally, Kelvin M. Neu, previously a member of Company’s Board until his resignation in June 2019, was an employee of Baker Bros. Advisors, LP. At December 31, 2020, Baker Bros. Advisors, LP and certain of its affiliated funds (collectively, “Baker Brothers”) held sole voting power with respect to an aggregate of 4,608,786 shares of the Company’s common stock, representing approximately 12% of the Company's outstanding common stock.

During the six months ended June 30, 2021, Baker Brothers exercised warrants to purchase 2,708,812 shares of the Company’s common stock at an exercise price of $0.08 per share for a total exercise price of approximately $0.2 million. Additionally, during the six months ended June 30, 2021, Baker Brothers converted 23,684 shares Series B1 Preferred Stock into 2,368,400 shares of the Company’s common stock. As of June 30, 2021, Baker Brokers held approximately 4% of the Company’s outstanding stock.

Pillar Investment Entities

Youssef El Zein, previously a member of the Company’s Board until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation, which is the general partner of Pillar Pharmaceuticals I, L.P. (“Pillar I”), Pillar Pharmaceuticals II, L.P. (“Pillar II”), Pillar Pharmaceuticals III, L.P. (“Pillar III”), Pillar Pharmaceuticals IV, L.P. (“Pillar IV”), Pillar Pharmaceuticals V, L.P. (“Pillar V”), Pillar 6, Pillar 7, and Pillar Partners (collectively, the “Pillar Investment Entities”). As of June 30, 2021, the Pillar Investment Entities owned approximately 19.9% of the Company's common stock.

During the six months ended June 30, 2021, certain of the Pillar Investment Entities exercised warrants to purchase 3,158,386 shares of the Company’s common stock at an exercise price of $0.01 per share for a total exercise price of less than $0.1 million. 19,052 shares were used as cashless shares for the exercise costs.

As of June 30, 2021, the Pillar Investment Entities held (i) prefunded warrants to purchase up to 1,533,159 shares of the Company’s common stock at an exercise price of $0.01 per share, (ii) warrants to purchase up to 3,039,514 shares of the Company’s common stock at an exercise price of $2.28 per share, (iii) warrants to purchase up to 2,764,227 shares of the Company’s common stock at an exercise price of $2.58 per share, and (iv) warrants to purchase up to 1,373,626 shares of the Company’s common stock at an exercise price of $2.71 per share.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of $0.1 million during each of the six months ended June 30, 2021 and 2020, the Company issued 47,400 and 96,551 shares of common stock, respectively, to certain of its directors. Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

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

For the six months ended June 30, 2021 and 2020, the Company used the two-class method to compute net income per common share. Under this method, net income is reduced by the amount of any dividends earned and the accretion of redeemable convertible preferred stock to its redemption value, if any, during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of redeemable convertible preferred stock to the extent that each preferred security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share.

Details in the computation of basic and diluted net income (loss) per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands except per share data)	2021	2020	2021	2020
Net (loss) income per share — Basic:
Net (loss) income	$(7,563)	$(24,226)	$108,175	$(15,409)
Less: Undistributed earnings to preferred stockholders	—	—	(2,725)	—
Net (loss) income attributable to common stockholders	$(7,563)	$(24,226)	$105,450	$(15,409)

Net (loss) income attributable to common stockholders	$(7,563)	$(24,226)	$105,450	$(15,409)
Denominator for basic net (loss) income per share	49,909	33,583	45,575	31,941
Basic net (loss) income per common share	$(0.15)	$(0.72)	$2.31	$(0.48)

Net (loss) income per share — Diluted:
Net (loss) income	$(7,563)	$(24,226)	$108,175	$(15,409)
Less: Warrant revaluation gain applicable to dilutive warrants	—	—	(6,983)	—
Less: Future tranche right revaluation gain applicable to dilutive future tranche rights	—	—	(118,803)	(2,284)
Less: Undistributed earnings to preferred stockholders	—	—	—	—
Numerator for diluted net (loss) income per share	$(7,563)	$(24,226)	$(17,611)	$(17,693)

Denominator for basic net income per share	49,909	33,583	45,575	31,941
Plus: Incremental shares underlying “in the money” warrants outstanding	—	—	496	—
Plus: Incremental shares underlying “in the money” future tranche rights outstanding	—	—	8,866	2,182
Denominator for diluted net (loss) income per share	49,909	33,583	54,937	34,123
Diluted net (loss) income per common share	$(0.15)	$(0.72)	$(0.32)	$(0.52)

Note 12. Net Income (Loss) per Common Share (Continued)

Total antidilutive securities excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Stock options	4,888	4,756	4,888	4,756
Restricted stock units	594	376	594	376
Common stock warrants	8,732	8,138	8,732	8,138
Convertible preferred stock	—	2,369	—	2,369
Future tranche rights	—	53,528	—	33,791
Total	14,214	69,167	14,214	49,430

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

Overview

We are a clinical-stage biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for rare disease indications characterized by small, well-defined patient populations with serious unmet medical needs. Our current focus is on our Toll-like receptor (“TLR”) agonist, tilsotolimod (IMO-2125), for oncology, as well as identifying and potentially acquiring rights to novel development and commercial stage rare disease programs. We are currently seeking to broaden our portfolio and develop and commercialize targeted therapies on our own. To the extent we seek to develop drug candidates for other diseases, we have entered into and may explore additional collaborative alliances to support development and commercialization.

Our current TLR-targeted clinical-stage drug candidate, tilsotolimod, is an agonist of TLR9. Until May 2021, we were developing tilsotolimod, via intratumoral injection, for the treatment of anti-PD1 refractory metastatic melanoma in combination with ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by Bristol Myers Squibb Company (“BMS”) in a Phase 3 registration trial. During the first quarter of 2021, we announced that ILLUMINATE-301, the Company’s pivotal registration trial of tilsotolimod in combination with ipilimumab versus ipilimumab alone in patients with anti-PD-1 refractory advanced melanoma, did not meet its primary endpoint of objective response rate (“ORR”). Based on subsequent evaluation of the full data set in May 2021, we announced that we would not continue the trial to its Overall Survival (OS) primary endpoint.

We are continuing to evaluate intratumoral tilsotolimod in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by BMS, and ipilimumab for the treatment of multiple solid tumors in a multicohort Phase 2 trial.

Recent Developments

In April 2021, following the announcement that ILLUMINATE-301 did not meet its primary endpoint of ORR, we decided to implement a reduction in force, which affected approximately 50% of our workforce as of June 30, 2021. The decision was made to align our workforce to our needs in light of the topline data results from ILLUMINATE-301’s ORR endpoint and subsequent decision not to continue to the study’s OS endpoint . In connection with these actions, we incurred one-time termination costs during the second quarter of 2021, which included severance, benefits, and related costs, of approximately $1.2 million.

We are actively evaluating other novel therapeutic assets, including developmental and potentially commercial-stage assets, which may represent an opportunity to expand our pipeline.

Clinical Development

Tilsotolimod (IMO-2125)

Tilsotolimod is a synthetic phosphorothioate oligonucleotide that acts as a direct agonist of TLR9 to stimulate the innate and adaptive immune systems. Tilsotolimod is being developed for administration via intratumoral injection in combination with systemically administered checkpoint inhibitors and costimulation therapies for the treatment of various solid tumors, including (i) microsatellite stable (“MSS”) colorectal cancer (“CRC”) in combination with nivolumab and ipilimumab, and (ii) squamous cell carcinoma of the head and neck (“HNSCC”) in combination with ABBV-368 and other combinations. We refer to our tilsotolimod development program as the ILLUMINATE development program. See additional information under the heading “Collaborative Alliances” for information on the development of tilsotolimod in collaboration with AbbVie Inc. (“AbbVie”) for patients with HNSCC.

Solid Tumors

Advancements in cancer immunotherapy have included the approval and late-stage development of multiple checkpoint inhibitors, as single agents or in combination, for solid tumors including, among others, microsatellite instability high/deficient mismatch repair (“MSI-H/dMMR”) CRC and HNSCC.

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

Currently, we are evaluating relapsed/refractory MSS-CRC in immunotherapy-naïve patients treated with tilsotolimod in combination with nivolumab and ipilimumab (the “MSS-CRC Study”). An initial group of ten patients was enrolled to evaluate the safety of administering the combination of tilsotolimod, nivolumab and ipilimumab. To investigate the safety profile of this triplet combination, ILLUMINATE-206 was designed with a stepwise approach to Yervoy® dosage. Patients in this initial safety cohort of the MSS-CRC Study, many of whom were heavily pre-treated and rapidly progressing, received 8 mg of intratumoral tilsotolimod and 3 mg/kg of intravenous (IV) Opdivo® every two weeks, along with 1 mg/kg of IV Yervoy® every eight weeks (the “Low-Dose, Low-Frequency Cohort”). This regimen was generally well tolerated; no patients discontinued treatment due to adverse events (AEs) and none experienced Grade 4 or 5 AEs. As of the response data cutoff date, one patient experienced stable disease per RECIST v1.1 (as defined below) criteria and nine patients progressed as defined by RECIST v1.1. Investigators reported that six of the progressing patients had stability or reduction in size of injected lesions and six had stability or reduction in overall size of uninjected lesions.

Based on these results, we have fully enrolled patients in a second MSS-CRC Study cohort. Changes in the study design intended to improve potential outcomes in the targeted patient population included increasing the frequency of Yervoy® dosing to every three weeks and limiting the number of allowed prior lines of treatment to two. Accordingly, patients in the second group of 10 enrolled in the MSS-CRC Study will receive 8 mg of intratumoral tilsotolimod (total of 9 doses over approximately 28 weeks) and 3 mg/kg of intravenous (IV) Opdivo® every three weeks followed by 480 mg of IV Opdivo® every four weeks, along with 1 mg/kg of IV Yervoy® every three weeks for four doses (the “Low-Dose, High-Frequency Cohort”). Based on data from these patients, the MSS-CRC Study may be expanded further and/or provide rationale to explore additional tumor types.

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

ILLUMINATE-301 - Phase 3 Trial of Tilsotolimod (IMO-2125) in Combination with Ipilimumab in Patients with Anti-PD1 Refractory Metastatic Melanoma

In the first quarter of 2018, we initiated a Phase 3 trial of the tilsotolimod–ipilimumab combination in patients with anti-PD-1 refractory metastatic melanoma, which we refer to as ILLUMINATE-301. This trial, which completed target enrollment of 454 patients in March 2020, compared the results of the tilsotolimod–ipilimumab combination to those of ipilimumab alone in a 1:1 randomization. The family of primary endpoints of the trial consists of ORR by blinded independent central review using Response Evaluation Criteria in Solid Tumors (“RECIST v1.1”) and median OS.

In March 2021, we reported that ILLUMINATE-301 did not meet its primary endpoint of ORR. In May 2021, following evaluation of the full data set, we announced that we would not continue ILLUMINATE-301 to its OS primary endpoint.

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

In partial consideration of the rights granted by Scriptr to us under the Scriptr Agreement, we made a one-time, non-creditable and non-refundable payment to Scriptr during the first quarter of 2021. In order to fund conduct of the Research Programs, we shall reimburse Scriptr for costs incurred by or on behalf of Scriptr in connection with the conduct of each Research Program during the Research Term in accordance with the applicable Research Program budget and payment schedule, provided that, any such cost reimbursement payments shall initially be deducted from the Initial Research Program Payment. We incurred approximately $1.3 million in research and development expenses under the Scriptr Agreement during the six months ended June 30, 2021.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of June 30, 2021, we had an accumulated deficit of $725.4 million. To date, substantially all our revenues have been from collaboration and license agreements and we have received no revenues from the sale of commercial products. We have devoted substantially all our efforts to research and development, including clinical trials, and we have not completed development of any commercial products. Our research and development activities, together with our general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity (deficit), total assets and working capital. Because of the numerous risks and uncertainties associated with developing drug candidates, and if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all.

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

We filed a shelf registration statement on Form S-3 on August 4, 2020, which was declared effective on September 2, 2020, relating to the sale, from time to time, in one or more transactions, up to $150.0 million of common stock, preferred stock, depository shares and warrants. As of August 6, 2021, approximately $73.2 million remained available for issuance under this registration statement, assuming the full contractual amounts provided for under the LPC Purchase Agreement and the ATM Agreement (each as defined below) were to be sold.

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

During the six months ended June 30, 2021 and 2020, the Company sold 800,000 and 600,000 shares, respectively, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $4.2 million and $1.1 million, respectively. As of June 30, 2021, the Company may sell up to an additional $25.3 million of shares under the LPC Purchase Agreement, subject to certain limitations.

ATM Agreement

In November 2018, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million through JMP as its agent.

During the six months ended June 30, 2021 and 2020, the Company sold 4,470,593 and 821,018 shares of common stock, respectively, pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $14.6 million and $1.4 million, respectively. In addition, from July 1, 2021 through July 7, 2021, the Company sold an additional 646,764 shares for $0.7 million in net proceeds under the ATM Agreement. The Company may sell up to an additional $19.5 million of shares under the ATM Agreement.

The LPC Purchase Agreement and ATM Agreement are more fully described in Note 8 of the Notes to Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Private Placements

As previously disclosed in our 2020 Form 10-K, between December 2019 and July 2020, the Company entered into three private placement financings with certain investors which, collectively, provided for up to $138.4 million in total funding, of which $25.2 million had been received through December 31, 2020. However, as of June 30, 2021, as a result of Baker Brothers not exercising their right to purchase convertible preferred stock or exercise warrants in connection with the December 2019 Securities Purchase Agreement and the Pillar Investment Entities not exercising their right to purchase shares of common stock (or pre-funded warrants) and common warrants in connection with the July 2020 Securities Purchase Agreement prior to expiration, the potential additional funding related to our private placement transactions is limited to approximately $17.8 million upon the exercise, at the sole discretion of the Pillar Investment Entities, of outstanding warrants issued in connection with the April 2020 and July 2020 Securities Purchase Agreements. See Note 8 of the Notes to Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details related to the Company’s outstanding warrants.

During the six months ended June 30, 2021, certain of the Pillar Investment Entities exercised warrants to purchase 3,158,386 shares of the Company’s common stock at an exercise price of $0.01 per share for a total exercise price of less than $0.1 million. 19,052 shares were used as cashless shares for the exercise costs.

Funding Requirements

We had cash, cash equivalents and investments of approximately $40.6 million at June 30, 2021. We believe, based on our current operating plan, our existing cash and cash equivalents on hand as of June 30, 2021 will enable us to fund our operations through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

(i)	continue to execute on the current Low-Dose, High-Frequency Cohort of our Phase 2 study of tilsotolimod in combination with nivolumab and ipilimumab for the treatment of MSS-CRC (ILLUMINATE-206);

(ii)	conclude our Phase 3 clinical trial of tilsotolimod in combination with ipilimumab for the treatment of anti-PD1 refractory metastatic melanoma (ILLUMINATE-301);

(iii)	fund certain research including investigator initiated clinical trials of tilsotolimod and the Scriptr Agreement; and

(iv)	maintain a level of general and administrative expenses in order to support the business.

In addition, we are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe that the key factors that will affect our ability to obtain funding are:

(i)	the results of our clinical development activities in our tilsotolimod program or any other drug candidates we develop on the timelines anticipated;

(ii)	the cost, timing, and outcome of regulatory reviews;

(iii)	competitive and potentially competitive products and technologies and investors' receptivity to tilsotolimod or any other drug candidates we develop and the technology underlying them in light of competitive products and technologies;

(iv)	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

(v)	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into;

(vi)	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations; and

(vii)	the impact of the coronavirus (“COVID-19”) pandemic to global economy and capital markets, and to our business and our financial results.

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

If we are unable to obtain adequate funding on a timely basis or at all, we will be required to terminate, modify or delay our operations.

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(15,850)	$(19,100)
Investing activities	4,500	(393)
Financing activities	18,711	7,284
Increase (decrease) in cash and cash equivalents	$7,361	$(12,209)

Operating Activities. The net cash used in operating activities for all periods presented consists primarily of net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the six months ended June 30, 2021, as compared to 2020, was primarily due to timing of cash outflows related to our current IMO-2125 development program, including payments to contract research organizations offset by severance payments related to the reduction in workforce associated with the outcome of ILLUMINATE-301’s ORR endpoint.

Investing Activities. Cash used in investing activities primarily consisted of the following amounts relating to our investments in available-for-sale securities and purchases and disposals of property and equipment:

●for the six months ended June 30, 2021, $4.5 million in proceeds received from the maturity of available-for-sale securities; and
●for the six months ended June 30, 2020, purchases of $5.5 million in available-for-sale securities, partially offset by $5.1 million in proceeds received from the maturity of available-for-sale securities.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

●	for the six months ended June 30, 2021, $18.7 million in aggregate net proceeds from financing arrangements consisting of $14.6 million received pursuant to the ATM Agreement and $4.2 million received under the LPC Purchase Agreement and $0.3 million received from the exercise of stock options and warrants, partially offset by $0.4 million in payments related to our short-term insurance premium financing arrangement; and
●	for the six months ended June 30, 2020, $7.2 million in aggregate net proceeds from financing arrangements consisting of $4.7 million in net proceeds received pursuant to the April 2020 Securities Purchase Agreement, $1.4 million received pursuant to the ATM Agreement and $1.1 million in net proceeds received pursuant to the LPC Purchase Agreement, and $0.1 million in aggregate proceeds from employee stock purchases under our 2017 Employee Stock Purchase Plan.

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Results of Operations

Three and Six Months Ended June 30, 2021 and 2020

Overview

During the three months ended June 30, 2021, our loss from operations totaled $7.6 million, a 6% decrease compared to a loss from operations of $8.0 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, our loss from operations totaled $17.6 million, a 17% decrease compared to a loss from operations of $21.2 million for the six months ended June 30, 2020. Research and development expenses comprise the majority of our total operating expenses, as shown in the table below.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
($ in thousands)	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$3,893	$5,379	(28)%	$10,764	$14,889	(28)%
General and administrative	2,472	2,632	(6)%	5,628	6,274	(10)%
Restructuring costs	1,192	—	—	1,192	—	—
Total operating expenses	$7,557	$8,011	(6)%	$17,584	$21,163	(17)%
Loss from operations	$(7,557)	$(8,011)	(6)%	$(17,584)	$(21,163)	(17)%

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

During the three and six months ended June 30, 2021, our overall research and development expenses declined by 28% in both periods as compared to the same period in 2020, primarily due to decreases in external development costs associated with tilsotolimod (IMO-2125). Specifically, this decrease is primarily related to costs incurred with contract research organizations during the three and six months ended June 30, 2021 to support: (i) our ongoing ILLUMINATE-301 trial, which was initiated in the first quarter of 2018, completed its enrollment in the first quarter of 2020, and decreased its levels of clinical site activity following full enrollment, and (ii) our ILLUMINATE-204 trial, which was substantially completed by the end of the first quarter of 2020. The decrease in external development costs associated with tilsotolimod (IMO-2125) was partially offset by increases in other drug development expenses in 2021, as compared to 2020, primarily due to expenses incurred in connection with the Scriptr Agreement, as more fully described under the heading “Collaborative Alliances” above.

Tilsotolimod (IMO-2125) external development expenses will continue to be a significant portion of our total research and development spending as we continue the clinical development of tilsotolimod.

In the table below, research and development expenses are set forth in the following categories: Tilsotolimod (IMO-2125) and other drug development expenses.

	Three months ended			Six months ended
	June 30,		%	June 30,		%
($ in thousands)	2021	2020	Change	2021	2020	Change
Tilsotolimod (IMO-2125) external development expense	$2,045	$3,491	(41)%	$5,941	$10,562	(44)%
Other drug development expense	1,848	1,888	(2)%	4,823	4,327	11%
Total research and development expenses	$3,893	$5,379	(28)%	$10,764	$14,889	(28)%

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

We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015, and from July 2015 through June 30, 2021, we incurred approximately $87.8 million in tilsotolimod external development expenses, including costs associated with the preparation for and conduct of ILLUMINATE-204, ILLUMINATE-101, ILLUMINATE-301, ILLUMINATE-206, and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

Other Drug Development Expenses

These expenses include internal costs, such as payroll and overhead expenses, associated with all of our clinical development programs. In addition, these expenses include external expenses, such as payments to contract vendors, associated with compounds that were previously being developed but are not currently being developed. Included in three and six months ended June 30, 2021 are $0.6 million and $1.3 million, respectively, of expenses related to Scriptr collaboration program.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the three months ended June 30, 2021 and 2020, general and administrative expenses totaled $2.5 million and $2.6 million, respectively. For the six months ended June 30, 2021 and 2020, general and administrative expenses totaled $5.6 million and $6.3 million, respectively.

The decrease in general and administrative expenses during the three months ended June 30, 2021, as compared to the 2020 period, was primarily due to lower stock compensation expense and employee-related expenses associated with reduction in workforce and lower legal costs. The decrease in general and administrative expenses during the six months ended June 30, 2021, as compared to the 2020 period, was due to lower stock compensation expense and employee-related expense related to terminated employees as part of a reduction-in-force, partially offset by increased consulting expenses.

Restructuring Costs

Restructuring costs for the three and six months ended June 30, 2021 totaled approximately $1.2 million and are comprised primarily of the one-time termination costs including severance, benefits and related costs associated with our decision in April 2021 to implement a reduction in workforce. No such costs were incurred during the three and six months ended June 30, 2020.

Interest Income

We recognized nominal interest income for the three and six months ended June 30, 2021. Interest income for the three and six months ended June 30, 2020 totaled approximately $0.1 million. The period-over-period decrease was primarily due to lower interest rates. Amounts may fluctuate from period to period due to changes in average investment balances, including commercial paper and money market funds classified as cash equivalents, and composition of investments.

Warrant Revaluation Gain or Loss

During the three months ended June 30, 2021, we recorded no non-cash warrant revaluation gain or loss. During the six months ended June 30, 2021, we recorded a non-cash warrant revaluation gain of approximately $7.0 million. During the three ended June 30, 2020, we recorded a non-cash warrant revaluation loss of approximately $0.9 million. During the six months ended June 30, 2020, we recorded a non-cash warrant revaluation gain of approximately $0.2 million.

The non-cash gain for the six months ended June 30, 2021 relates to the derecognition of the warrant liability during the first quarter of 2021 associated with our liability-classified warrants issued in connection with the December 2019 Private Placement, as more fully described in Note 7 of the Notes to Condensed Financial Statements appearing elsewhere in this Form 10-Q, due to the termination of such liability-classified warrants during the quarter.

The non-cash gain (loss) for the 2020 period relates to the change in fair value of our liability-classified warrants. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation gain (loss) for 2020 was driven primarily by the changes in our stock price during the period.

Future Tranche Right Revaluation Gain or Loss

During the three months ended June 30, 2021, we recorded no non-cash future tranche right revaluation gain or loss. During the six months ended June 30, 2021, we recorded a non-cash future tranche right revaluation gain of approximately $118.8 million. During the three months ended June 30, 2020, we recorded a non-cash future tranche right loss of $15.3 million. During the six months ended June 30, 2020, we recorded a non-cash future tranche right revaluation gain $5.4 million.

The non-cash gain for the six months ended June 30, 2021 relates to the derecognition of the future tranche right liability during the first quarter of 2021 associated with the future tranche rights issued in connection with the December 2019 Private Placement, as more fully described in Note 7 of the Notes to Condensed Financial Statements appearing elsewhere in this Form 10-Q, due to the termination of the future tranche rights during the quarter.

The non-cash gain or loss for the 2020 period relates to the change in fair value of the future tranche rights. Due to the nature of and inputs in the model used to assess the fair value of our outstanding warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining estimated lives of the future tranche rights. Changes in the fair value of the future tranche right liability and resulting future tranche right revaluation gain for 2020 was driven primarily by changes in our stock price during the period.

Net Income or Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss for the three months ended June 30, 2021 was $7.6 million and our net income for the six months ended June 30, 2021 was $108.2 million compared to net loss of $24.2 million and $15.4 million for the three and six months ended June 30, 2020, respectively. Net loss applicable to common stockholders for the three months ended June 30, 2021 was $7.6 million and net income for the six months ended June 30, 2021 was $105.5 million. Net loss applicable to common stockholders for the three and six months ended June 30, 2020 was $24.2 million and $15.4 million, respectively.

Excluding the non-cash warrant revaluation gain of $7.0 million and future tranche right revaluation gain of $118.8 million, for the six months ended June 30, 2021, net loss applicable to common stockholders was $20.3 million. Excluding the non-cash warrant revaluation loss of $0.9 million and future tranche right revaluation loss of $15.3 million for the three months ended June 30, 2020, net loss applicable to common stockholders was $8.0 million. Excluding the non-cash warrant revaluation gain of $0.2 million and future tranche right revaluation gain of $5.4 million for the six months ended June 30, 2020, net loss applicable to common stockholders was $21.0 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our exposure to market risk from December 31, 2020. Our market risk profile as of December 31, 2020 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2020 Form 10-K.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, we had an accumulated deficit of $725.4 million and a cash and cash equivalents balance of $40.6 million. We expect to incur substantial operating losses in future periods and will require additional capital as we seek to advance tilsotolimod and/or any other future drug candidates through development to commercialization. We do not expect to generate product revenue, sales-based milestones or royalties until we successfully complete development of and obtain marketing approval for tilsotolimod or any other future drug candidates, either alone or in collaboration with third parties, which may not occur or may take a number of years. To commercialize tilsotolimod and any other future drug candidates, we need to complete clinical development and comply with comprehensive regulatory requirements. We are subject to numerous risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of clinical trial outcomes, uncertainty of additional funding and history of operating losses.

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

We historically have experienced significant volatility in our stock price. Since December 31, 2020, our common stock has traded as low as $0.97 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have an adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to declines in response to numerous factors, including disappointing results in a clinical program, as was the case following the announcement of topline results for ILLUMINATE-301. Other risk factors include results from ongoing clinical trials; our ability to successfully commercialize tilsotolimod; FDA regulatory actions; announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments; additions or departures of key personnel; commencement of, or our involvement in, litigation; and any major change in our board of directors or management.

From time to time, we estimate the timing of the potential accomplishment of clinical and other development goals or milestones. These estimated milestones may include the commencement or completion of clinical trials. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All these estimated milestones are based on numerous assumptions. These milestones may change and the actual timing of meeting these milestones may vary dramatically from our estimates, in some cases for reasons beyond our control. If we do not meet these estimated milestones as publicly announced, our stock price may decline.

We may not be able to comply with Nasdaq’s continued listing standards.

Our common stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “IDRA.” There is also no guarantee that we will be able to perpetually satisfying Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

Among the conditions required for continued listing on Nasdaq, we are required to maintain a stock price over $1.00 per share pursuant to Rule 5550(a)(2) of the Nasdaq Listing Rules. As noted above, since December 31, 2020, our common stock has traded as low as $0.97 per share. Accordingly, we may not be able to maintain a stock price over $1.00 per share and could face the risk of our common stock being delisted if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive business days and we are unable to regain compliance.

If we fail to comply with Nasdaq rules and requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirement above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult, and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our recent organizational changes and cost cutting measures may not be successful.

In April 2021, following the announcement that ILLUMINATE-301 did not meet its primary endpoint of ORR, we decided to implement a reduction in force affecting approximately 50% of our workforce during the second quarter of 2021. The objective of this workforce reduction was to realign our workforce to meet our needs in light of the outcome of ILLUMINATE-301’s ORR endpoint. In May 2021, we announced that we would not continue ILLUMINATE-301 toward its OS endpoint. In connection with these actions, we have incurred one-time termination costs, which includes severance, benefits, and related costs, of approximately $1.2 million in the second quarter of 2021.

We believe these changes are needed to streamline our organization and reallocate our resources to better align with our current strategic goals. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such the loss of institutional knowledge and expertise, attrition beyond our intended reduction in workforce, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

Item 6.	Exhibits.

Exhibit No.	Description

10.1†	Consulting Agreement, dated May 18, 2021, between the Company and Elizabeth Tarka, M.D. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: August 9, 2021	/s/ Vincent J. Milano
Vincent J. Milano
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	/s/ John J. Kirby
John J. Kirby
Chief Financial Officer
(Principal Financial and Accounting Officer)