Form 10-Q
period 2022-09-30
IDERA PHARMACEUTICALS, INC.
filed 2022-11-14
CIK 861838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.001 per share	62,355,434
Class	Outstanding as of November 14, 2022

IDERA PHARMACEUTICALS, INC.

FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	45

	Signatures	48

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to “Idera,” the “Company,” “we,” “us,” and “our” refer to Idera Pharmaceuticals, Inc.

IMO® and Idera® are our trademarks. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding, among other things, our strategy, strategic alternatives, future operations, clinical trials, collaborations, intellectual property, cash resources and projected cash runways, financial position, future revenues, projected costs, fundraising and/or financing plans, prospects, the ongoing impacts of the coronavirus (“COVID-19”) pandemic, the benefits related to the Company’s acquisition of Aceragen, Inc. (“Aceragen”), the Special Meeting (as defined below), including with respect to stockholder approval of the conversion rights of the Series Z Preferred Stock, and the reverse stock split, and the plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” “schedule,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

In addition, any forward-looking statements represent our estimates only as of the date that this Form 10-Q is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Form 10-Q are made as of the date hereof and are expressly qualified in their entirety by this cautionary notice. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

ii

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands)	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$26,795	$32,545
Accounts receivable	1,964	—
Prepaid expenses and other current assets	1,311	1,493
Total current assets	30,070	34,038
Property and equipment, net	11	22
Intangible assets	63,067	—
Goodwill	9,934	—
Operating lease right-of-use assets	600	734
Other assets	—	70
Total assets	$103,682	$34,864

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$565
Accrued expenses	10,691	4,088
Acquisition obligation, net	1,534	—
Operating lease liability	245	209
Total current liabilities	19,231	4,862
Acquisition obligation, net	5,942	—
Series X preferred stock liability	20,400	—
Operating lease liability	380	549
Deferred tax liability	3,895	—
Warrant liabilities	3,750	—
Other liabilities	141	—
Total liabilities	53,739	5,411

Commitments and contingencies
Series Z convertible redeemable preferred stock, $0.01 par value, Authorized — 150 shares: Issued and outstanding — 81 shares at September 30, 2022	29,175	—

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized — 5,000 shares:
Series A convertible preferred stock; Designated — 1,500 shares, Issued and outstanding — 1 share	—	—
Common stock, $0.001 par value, Authorized — 140,000 shares; Issued and outstanding — 59,018 and 52,818 at September 30, 2022 and December 31, 2021, respectively	59	53
Additional paid-in capital	768,754	764,861
Accumulated deficit	(748,045)	(735,461)
Total stockholders’ equity	20,768	29,453
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$103,682	$34,864
*	The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Government contracts revenue	$49	$—	$49	$—
Operating expenses:
Research and development	1,470	3,507	5,960	14,271
General and administrative	2,268	2,331	7,325	7,959
Acquisition-related costs	2,836	—	2,836	—
Restructuring and other costs	2,802	130	2,802	1,322
Total operating expenses	9,376	5,968	18,923	23,552
Loss from operations	(9,327)	(5,968)	(18,874)	(23,552)
Other income (expense):
Interest income	111	2	156	7
Interest expense	—	—	—	(7)
Warrant revaluation gain	116	—	116	6,983
Future tranche right revaluation gain	—	—	—	118,803
Foreign currency exchange and other gain (loss)	(38)	1	(21)	(24)
(Loss) income before income tax benefit	$(9,138)	$(5,965)	$(18,623)	$102,210
Income tax benefit	6,039	—	6,039	—
Net (loss) income	$(3,099)	$(5,965)	$(12,584)	$102,210

Net (loss) income applicable to common stockholders (Note 15)
— Basic	$(3,099)	$(5,965)	$(12,584)	$100,574
— Diluted	$(3,099)	$(5,965)	$(12,584)	$(23,576)
Net (loss) income per share applicable to common stockholders (Note 15)
— Basic	$(0.06)	$(0.11)	$(0.24)	$2.10
— Diluted	$(0.06)	$(0.11)	$(0.24)	$(0.46)
Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders
— Basic	53,286	52,740	53,052	47,990
— Diluted	53,286	52,740	53,052	51,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(12,584)	$102,210
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,518	1,990
Warrant liability revaluation gain	(116)	(6,983)
Future tranche right liability revaluation gain	—	(118,803)
Issuance of common stock for services rendered	66	130
Accretion of discounts on short-term investments	—	(1)
Depreciation and amortization expense	11	17
Deferred tax benefit	(6,039)	—
Changes in operating assets and liabilities, net of effects from Acquisition:
Accounts receivable	(49)	—
Prepaid expenses and other assets	806	1,930
Accounts payable, accrued expenses, and other liabilities	4,954	(1,040)
Other	142	5
Net cash used in operating activities	(11,291)	(20,545)

Cash Flows from Investing Activities:
Cash acquired in acquisition of Aceragen	5,482	—
Proceeds from maturity of available-for-sale securities	—	4,500
Net cash provided by investing activities	5,482	4,500

Cash Flows from Financing Activities:
Proceeds from common stock financings, net	—	19,534
Proceeds from employee stock purchases	43	48
Proceeds from exercise of common stock options and warrants	16	271
Payments on seller-financed purchases	—	(435)
Net cash provided by financing activities	59	19,418

Net (decrease) increase in cash and cash equivalents	(5,750)	3,373
Cash and cash equivalent, beginning of period	32,545	33,229
Cash and cash equivalents, end of period	$26,795	$36,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5
Supplemental disclosure of non-cash financing and investing activities:
Offering costs in accounts payable and accrued expenses	$15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Nine Months Ended September 30, 2021

	Series B1 Preferred		Common Stock		Additional		Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	24	$—	38,291	$38	$742,342	$(833,552)	$(91,172)
Sale of common stock, net of issuance costs	—	—	3,195	3	16,258	—	16,261
Conversion of Series B1 preferred stock	(14)	—	1,415	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	—	—	8	—	28	—	28
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	237	—	—	—	—
Issuance of common stock upon exercise of common stock options and warrants	—	—	3,375	4	267	—	271
Issuance of common stock for services rendered	—	—	16	—	67	—	67
Stock-based compensation	—	—	—	—	1,111	—	1,111
Net income	—	—	—	—	—	115,738	115,738
Balance, March 31, 2021	10	$—	46,537	$46	$760,072	$(717,814)	$42,304
Sale of common stock, net of issuance costs	—	—	2,076	2	2,510	—	2,512
Conversion of Series B1 preferred stock	(10)	—	953	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	—	—	6	—	6	—	6
Issuance of common stock upon exercise of common stock options and warrants	—	—	2,496	3	(3)	—	—
Issuance of common stock for services rendered	—	—	47	—	63	—	63
Stock-based compensation	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	(7,563)	(7,563)
Balance, June 30, 2021	—	$—	52,115	$52	$763,051	$(725,377)	$37,726
Sale of common stock and prefunded warrants, net of issuance costs	—	—	647	1	760	—	761
Issuance of commitment shares	—	—					—
Issuance of common stock under employee stock purchase plan	—	—	15	—	14	—	14
Stock-based compensation	—	—	—	—	475	—	475
Net loss	—	—	—	—	—	(5,965)	(5,965)
Balance, September 30, 2021	—	$—	52,777	$53	$764,300	$(731,342)	$33,011

IDERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended September 30, 2022

	Series Z Preferred		Common Stock		Additional		Total
	Number of	$0.01 Par	Number of	$0.001 Par	Paid-In	Accumulated	Stockholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	—	$—	52,818	$53	$764,861	$(735,461)	$29,453
Sale of common stock, net of issuance costs	—	—			(15)	—	(15)
Issuance of common stock under employee stock purchase plan	—	—	42	—	16	—	16
Issuance of common stock under equity incentive plan (vesting of restricted stock units)	—	—	27	—	—	—	—
Issuance of common stock for services rendered	—	—	37	—	22	—	22
Stock-based compensation	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	(4,178)	(4,178)
Balance, March 31, 2022	—	$—	52,924	$53	$765,429	$(739,639)	$25,843
Issuance of common stock under employee stock purchase plan	—	—	34	—	12	—	12
Issuance of common stock for services rendered	—	—	41	—	22	—	22
Stock-based compensation	—	—	—	—	562	—	562
Net loss	—	—	—	—	—	(5,307)	(5,307)
Balance, June 30, 2022	—	$—	52,999	$53	$766,025	$(744,946)	$21,132
Issuance of common stock under employee stock purchase plan			36	—	15		15
Issuance of common stock upon exercise of common stock options and warrants	—	—	1,533	2	14	—	16
Issuance of common stock for services rendered	—	—	50	—	22	—	22
Stock-based compensation	—	—	—	—	411	—	411
Issuance of preferred stock upon Acquisition of Aceragen	81	29,175
Issuance of common stock upon Acquisition of Aceragen			4,399	4	2,267		2,271
Net loss	—	—	—	—	—	(3,099)	(3,099)
Balance, September 30, 2022	81	$29,175	59,018	$59	$768,754	$(748,045)	$20,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2022

Note 1. Business and Organization

Business Overview

Idera Pharmaceuticals, Inc. (“Idera” or the “Company”), a Delaware corporation, is a biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for rare disease indications characterized by small, well-defined patient populations with significant unmet medical needs. The Company’s strategic focus has been to identify and acquire rights to novel development and commercial stage rare disease programs through business development opportunities, including additional strategic alternatives. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Idera or collectively to Idera and its subsidiaries.

On September 28, 2022, the Company acquired Aceragen, Inc. (“Aceragen”), a Delaware corporation and its wholly owned subsidiaries. Aceragen is a privately-held biotechnology company addressing severe, rare, and orphan pulmonary and rheumatic diseases for which there are limited or no available treatments. The Company acquired Aceragen as a strategic extension of its rare disease business and focus with the primary objective of further developing Aceragen’s portfolio of rare disease product candidates. Specifically, as a result of the Acquisition (as defined below), the Company will focus on developing ACG-701 to treat pulmonary exacerbations associated with cystic fibrosis and melioidosis, a severe, life-threatening infection, and ACG-801 to treat a rare lysosomal storage disorder known as Farber disease. For additional information on the Acquisition of Aceragen, see Note 4.

Tilsotolimod Update

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

Although clinical trials with tilsotolimod have not yet translated into a new treatment alternative for patients, the Company believes that data supporting tilsotolimod’s mechanism of action and encouraging safety profile from across the array of pre-clinical and clinical work to date, together with its intellectual property protection, are noteworthy. As a result, in December 2021, the Company announced it would consider, and continues to consider, additional development opportunities for the compound in alignment with the Company’s rare disease business and/or out-licensing arrangements such that tilsotolimod’s full potential might continue to be explored on behalf of patients.

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

Liquidity, Financial Condition and Consideration as a Going Concern

The Company has incurred substantial losses and negative cash flows from operations since its inception and has an accumulated deficit of $748.0 million as of September 30, 2022. The Company’s cash and cash equivalents at September 30, 2022 of $26.8 million are expected to fund its operations into the third quarter of fiscal 2023. In connection with the Acquisition of Aceragen, the Company assumed a debt obligation that has a final payment of $6.0 million due in October 2023. In addition, the newly-designated Series Z non-voting convertible preferred stock, par value $0.01 per share (the “Series Z”), issued to Aceragen stockholders could be redeemed for cash in the event the Company is unable to obtain an affirmative stockholder vote within six months following the closing of the Acquisition to convert the shares of Series Z into shares of common stock, there can be no assurance that the Series Z stockholders will not exercise their right to demand redemption. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements of equity and/or debt, payments from potential strategic research and development, licensing and/or marketing arrangements with pharmaceutical companies, and public offerings of equity and/or debt securities. There can be no assurance that these future funding efforts will be successful.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2021 Form 10-K.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances and are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates. Estimates that are critical to the accompanying unaudited condensed consolidated financial statements include the estimated fair value of the net assets acquired in connection with the Acquisition of Aceragen, the estimated fair value of the liability classified warrants issued to Aceragen warrant holders and accrued clinical trial expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2022 and December 31, 2021 consisted of cash and money market funds.

Financial Instruments

At September 30, 2022 and December 31, 2021, the Company’s financial instruments included accounts payable, accrued expenses, stockholder notes and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. Each of the carrying values of the preferred stock warrant liabilities and Series X preferred stock liability issued to Aceragen stockholders and the acquisition obligation assumed in connection with the Acquisition of Aceragen are recorded at their estimated fair values. As of September 30, 2022, the Company did not have any derivatives, hedging instruments or other similar financial instruments.

Accounts Receivable

Accounts receivables are recorded net of an estimated expected credit losses. The Company’s measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, there have been no expected credit losses as the Company’s customer is the U.S. government. Unbilled accounts receivable at September 30, 2022 which is included in accounts receivables is $1.1 million and relates to revenue recognized for work that has been performed but the invoicing has not yet occurred.

Foreign Currency

Upon completion of the Acquisition of Aceragen in September 2022, the Company has a wholly-owned subsidiary in Switzerland and the functional currency is the Swiss Franc. The results of the Company’s non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in stockholders' equity, as a component of accumulated other comprehensive income.

The Company realizes foreign currency transaction gains (losses) in the normal course of business based on movements in the applicable exchange rates. These gains (losses) are included as a component of other (expense) income, net.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Accounting Standard Update (“ASU”) 2017-01, Business

Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of in-process research and development (IPR&D) which has been recorded on the accompanying condensed consolidated balance sheet as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

We evaluate goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the nine months ended September 30, 2022, the Company determined that there was no impairment to goodwill.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of In-Process Research and Development(“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size and share, probabilities of success, anticipated patent protection, and expected pricing. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.

We evaluate indefinite-lived intangible assets for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For the nine months ended September 30, 2022, the Company determined that there was no impairment to IPR&D.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company’s credit risk is managed by investing in highly rated money market instruments, U.S. treasury bills, corporate bonds, commercial paper and/or other debt securities. Due to these factors, no significant additional credit risk is believed by management to be inherent in the Company’s assets. As of September 30, 2022, all the Company’s cash and cash equivalents were held at five high credit-quality financial institutions.

Operating Lease Right-of-Use Assets and Lease Liability

The Company accounts for leases under ASC 842, Leases. Operating leases are included in “Operating lease right-of-use assets” within the Company’s consolidated balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Operating lease liability” and “Operating lease liability, net of current portion” within the Company’s consolidated balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of September 30, 2022 and December 31, 2021, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its existing Exton, PA facility operating lease which expires on May 31, 2025. In connection with the Aceragen Acquisition, as defined and described in Note 4, the Company acquired an operating lease for an office in Basel, Switzerland which expires on March 31, 2023.

Acquisition-Related Costs

Acquisition-related costs include direct expenses incurred in connection with the Acquisition of Aceragen as well as integration-related professional fees and other incremental costs directly associated to the acquisition.

Restructuring and Other Charges

The Company accounts for exit or disposal activities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). A business restructuring is defined as an exit or disposal activity that includes, but is not limited to, a program that is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges include (i) one-time termination benefits related to employee separations (i.e. severance costs), (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities. In the third quarter of 2022, the Company implemented a restructuring plan to streamline the organization, reduce costs, and direct resources to advance the Company’s primary operating goals.

The Company recognizes and measures a liability for one-time termination benefits, for which no future service is required, once the plan of termination meets all of the following criteria for an established communication date: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time termination benefits for which future service is required, a liability is measured at the communication date based on its value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.

Series X Preferred Stock Liability

In conjunction with the Acquisition of Aceragen, the Company evaluated the newly issued Series X preferred stock and determined its revised terms represents a sale of future revenues and is classified as a liability under ASC 470, Debt and the Company has elected to account for the Series X preferred stock liability under the fair value option. The fair value of the Series X preferred stock liability represents the present value of estimated future payments, including royalty payments, as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the Series X preferred stock liability is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under Series X preferred liability and the discount rate. Any changes in the fair value of the liability in each reporting period are recognized in the consolidated statement of operations until it is settled.

Warrant Liability

In connection with the Aceragen Acquisition, a portion of the consideration paid to Aceragen warrant holders was in the form of warrants to purchase shares of Series Z (the “Series Z warrants”). The Series Z warrants were classified as a liability on the condensed consolidated balance sheet at September 30, 2022 because the underlying Series Z are contingently redeemable. The fair value of the Series Z warrants on the date of issuance was recorded as a component to the carrying value of the shares Series Z and as a long-term liability in the condensed consolidated balance sheet. The warrants are remeasured to fair value at each balance sheet date until the warrants are exercised, reclassified, expire or otherwise settled. Changes in the fair values of the Series Z warrants are recognized as other income or expense in the consolidated statements of operations and comprehensive loss.

The Company used the Black-Scholes option pricing model, which incorporated assumptions and estimates, to value the Series Z warrants. Estimates and assumptions impacting the fair value measurement of the Series Z warrants included the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying shares of Series Z. The estimated the expected stock volatility based on the Company’s historical volatility for a term equal to the remaining contractual term of the warrants at the time of issuance and again at the remeasurement date. The risk-free interest rate was determined by reference to the US Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. Expected dividend yield was determined based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future.

Redeemable Preferred Stock

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

The carrying value of the shares of Series Z is accreted to redemption value using the estimated fair value of the redemption value at each reporting period until the redeemable convertible preferred stock cease to be outstanding or the redemption right has expired.

The accretion for the three and nine months ended September 30, 2022 was immaterial.

Revenue Recognition

The Company recognizes revenue when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (i) identify the contract with a customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenues from reimbursable contracts are recognized as costs are incurred, generally based on allowable direct costs incurred during the period, plus allocable overheads together with any recognizable earned fee. The Company uses this input method to measure progress as the customer has access to the development research under these projects and benefits incrementally as R&D activities occur.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. At September 30, 2022, the Company evaluated the realizability of its deferred tax assets and determined that the valuation allowance should be decreased by approximately $6.0 million in consideration of positive and negative evidence bearing upon its ability to realize certain of its deferred tax assets. Such is reflected as an income tax benefit for the three and nine months ended September 30, 2022 in the condensed consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions.

      As a result of the Aceragen Acquisition, the Company will have a significant change in ownership.  In general, if the Company experiences a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change net operating loss and credit carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such Section 382 ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the net operating loss and credit carryforwards before utilization and may be substantial. The ability of the Company to use its net operating loss and credit carryforwards may be limited or lost if the Company experiences a Section 382 ownership change in connection with offerings or as a result of future changes in its stock ownership. Losses from a specific period may be subject to multiple limitations and would generally be limited by the lowest of those limitations. As of September 30, 2022, the Company had not completed a Section 382 ownership change assessment to determine the amount of any potential limitations. A formal analysis of ownership changes and associated tax impacts will be completed prior to utilization of any tax net operating losses or other tax credits.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any other recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The Company adopted ASU 2020-06 in the first quarter of 2021. The adoption of ASU 2020-06 did not have a material effect on the Company’s consolidated financial statements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2, and 3 during the nine months ended September 30, 2022.

The table below presents the assets and liabilities measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis at September 30, 2022 and December 31, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$4,680	$4,680	$—	$—
Cash equivalents – money market funds	22,115	22,115	—	—
Total assets	$26,795	$26,795	$—	$—
Liabilities
Warrant liability	$3,750	$—	$—	$3,750
Series X preferred stock liability	20,400	—	—	20,400
Total liabilities	$24,150	$—	$—	$24,150

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash	$250	$250	$—	$—
Cash equivalents – money market funds	32,295	32,295	—	—
Total assets	$32,545	$32,545	$—	$—

The Level 1 assets consist of money market funds, which are actively traded daily.

There was no significant change in the fair value of the Series X preferred stock liability from the date of issuance on September 28,2022 to September 30, 2022. A reconciliation of the change in the fair value of the warrant liability for the three and nine months ended September 30, 2022 is as follows:

(In thousands)
Balance, December 31, 2021	$—
Issuance in connection with Acquisition of Aceragen	3,866
Change in fair value	(116)
Balance, September 30, 2022	$3,750

The fair value of the Series X preferred stock represents the present value of estimated future payments, including royalty payments, as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the Series X preferred stock liability is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations until it is settled.

Note 4. Business Acquisition

On September 28, 2022, in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), the Company acquired 100% of the outstanding security interests of Aceragen in a “stock-for-stock” transaction whereby all Aceragen outstanding equity interests were exchanged for a combination of shares of Idera common stock, shares of Series Z, and shares of the newly designated Series X non-voting preferred stock, par value $0.01 per share (the “Series X) (such acquisition, the “Aceragen Acquisition”, “of the Acquisition”).  Under the terms of the Merger Agreement, Aceragen stockholders received (i) 4,398,762 shares of the Company’s common stock, (ii) 80,656 shares of Series Z and (iii) five shares of Series X. In addition, all outstanding restricted shares subject to repurchase, options and warrants to purchase Aceragen common stock were converted into restricted shares, stock options and warrants to purchase shares of the Company’s common stock and Series Z on terms substantially identical to those in effect prior to the Aceragen Acquisition, except for adjustments to the underlying number of shares and the exercise price based on the Merger Agreement exchange ratio. Subject to stockholder approval of the conversion and an increase in authorized shares and certain beneficial ownership limitations set by each holder, each share of Series Z will automatically convert into 1,000 shares of common stock. Holders of shares of Series X are entitled to receive distributions on shares of Series X. The Acquisition was unanimously approved by the Board of Directors of the Company and the Board of Directors of Aceragen. The closing of the transaction was not subject to the approval of the Company’s stockholders.

Pursuant to the Merger Agreement, the Company has agreed to hold a stockholders’ meeting (the “Special Meeting”) to submit certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of the Series Z preferred stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”) and (ii) the approval to effect a reverse stock split of all of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split Proposal” and, together with the Conversion Proposal, the “Merger Agreement Meeting Proposals”). In accordance with the Term Sheet (as defined below), the Company will also ask its stockholders at the Special Meeting to consider approving the issuance of common stock in connection with certain Convertible Notes (as defined below) that the Company expects to issue to certain former stockholders of Arrevus, Inc. In connection with these matters, the Company intends to file with the SEC a proxy statement and other relevant materials.

The Company’s transaction costs of $2.8 million were expensed as incurred and included in the “Acquisition-related costs” financial statement line item in the Company’s condensed consolidated statement of operations.

The transaction was accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. The preliminary fair value of the consideration totaled approximately $55.7 million, summarized as follows:

(In thousands)
Common stock issued to Aceragen stockholders	$1,672
Series Z issued to Aceragen stockholders (Note 9)	26,971
Series X liability in connection with Aceragen Acquisition (Note 8)	20,400
Stock options, restricted stock and warrants allocated to consideration paid	6,670
Total Consideration paid	$55,713

The Company recorded the assets acquired and liabilities assumed as of the date of the acquisition based on the information available at that date. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Cash, cash equivalents and restricted cash	$5,482
Receivables	1,914
Prepaid expenses and other assets	575
In-process research and development assets	63,067
Goodwill	9,934
$80,972
Liabilities assumed:
Accounts Payable and accrued expenses	$7,827
Acquisition Obligation (Note 7)	7,476
Operating lease liabilities	22
Deferred tax liabilities	9,934
$25,259

Net assets acquired	$55,713

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. As such, the purchase price allocations for the Acquisition are preliminary estimates, which are subject to change within the measurement period.

The fair value of IPR&D was capitalized as of the Acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of acquisition. The goodwill recorded is not deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition of Aceragen had taken place on January 1, 2021. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$3,865	$79	$13,334	$79
Net (loss) income	$(10,229)	$(2,982)	$(27,646)	$100,723

Nonrecurring pro forma transaction costs directly attributable to the acquisition were $7.8 million and $0 for the three and nine months ended September 30, 2022 and 2021, respectively, have been deducted from the net loss presented above. The costs deducted included a success fee of $3.4 million to be paid to a financial advisor following the closing of the Acquisition. Additionally, the Company incurred $0.8 million in retention costs as a result of stay bonuses to employees immediately following the closing of the Acquisition. The Company also incurred $2.8 million restructuring costs related to the 2022 reduction-in-workforce. These costs are excluded from the pro forma financial information for the three and nine months ended September 30, 2022. In addition, the Company recognized the $6.0 million income tax benefit for the three and nine months ended September 30, 2021 as if the transaction was completed on January 1, 2021.

Note 5. Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment, net, consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Leasehold improvements	$107	$107
Equipment and other	712	712
Total property and equipment, at cost	$819	$819
Less: Accumulated depreciation and amortization	808	797
Property and equipment, net	$11	$22

Depreciation and amortization expense on property and equipment was less than $0.1 million for each of the three and nine months ended September 30, 2022 and 2021. Additionally, there were no non-cash property additions or impairment-related charges recognized during the three and nine months ended September 30, 2022 and 2021.

Note 6. Accrued Expenses

At September 30, 2022 and December 31, 2021, accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Payroll and related costs	$1,467	$477
Clinical and nonclinical trial expenses	2,289	2,909
Professional and consulting fees	1,216	591
Restructuring and other costs (Note 12)	2,660	—
Acquisition-related costs	2,826	—
Other	233	111
Total accrued expenses	$10,691	$4,088

Note 7. Acquisition Obligation

As a result of the Aceragen Acquisition, the Company assumed an obligation pursuant to the Arrevus Merger Agreement (as defined below), Aceragen is obligated to make an aggregate future payment of $7.5 million to the former stockholders Arrevus, Inc., $6.0 million and $1.5 million of which was originally due in October 2022 and January 2023, respectively. The estimated fair value of the acquisition obligation at the Aceragen acquisition date was $7.5 million. The Company imputes interest expense using the effective interest method and based on the difference between the estimated fair value and the notional value. Interest expense for the three and nine months ended September 30, 2022 was immaterial.

In connection with the closing of the Acquisition of Aceragen, Aceragen entered into a binding term sheet (the “Term Sheet”) with the representative of certain former stockholders of Arrevus, Inc. (the “Former Stockholders”), pursuant to which Aceragen and the Former Stockholders agreed to defer certain payments owed by Aceragen to the Former Stockholders under that certain Agreement and Plan of Merger, dated October 18, 2021, by and among Aceragen, Arrevus, Inc., and their respective affiliates (the “Arrevus Merger Agreement”), in an aggregate amount of $6.0 million (the “Deferred Payments”) until October 24, 2023. The Deferred Payments will bear annual interest at 12%, paid quarterly beginning on April 1, 2023. Aceragen may prepay the Deferred Payments at any time, subject to payment in full in cash of the Deferred Payments, plus accrued interest up until the date of such prepayment. Any prepayment of the Deferred Payments must be made on a pro-rata basis among the holders of the Convertible Notes (as defined below) in proportion to their respective shares of the Deferred Payments; provided that prior to any such prepayment, the holder of each Convertible Note shall be given written notice thereof and the option to convert the principal balance into shares of common stock pursuant to the terms of the Convertible Note.

The Term Sheet provides that the Deferred Payments will be memorialized in an unsecured promissory note to be issued by the Company, pursuant to which each Former Stockholder will have the right to convert such Former Stockholder’s portion of its right to receive the Deferred Payments into shares of common stock (the “Convertible Notes”), provided that issuance of any common stock in a subsequent conversion is expressly contingent on approval by the Company’s stockholders of the issuance of the common stock underlying the Convertible Notes, which shall be contingent on approval of the Charter Amendment Proposal and the Reverse Stock Split Proposal by the Company’s stockholders at the Special Meeting. The Term Sheet further provides that the Company will provide customary registration rights for such converted common stock. Aceragen, the Company, and the Former Stockholder expect to enter into definitive agreements with respect to the Convertible Notes as soon as practicable, which definitive agreements are expected to replace and supersede the Term Sheet

Future principal payments as of September 30, 2022 are as follows:

(In thousands)	Amounts
2022	$1,534
2023	5,942
Total	$7,476

Note 8. Series X Preferred Stock Liability

In connection with the Acquisition of Aceragen, the Company issued five shares of its Series X. The Series X shares are non-convertible and non-voting and are entitled to discrete development and commercial milestone payments as well as royalty payments on net product sales of ACG-801 for Farber disease. The royalty rates range between low single digits to low double digits and expire, unless terminated earlier, upon the later of the expiration of the last valid claim in the licensed patent rights in such country covering such product and the expiration of data exclusivity in such country for such product.  In addition, the payments due to the holders of the Series X shares are secured by substantially all of the assets related to ACG-801. the underlying products related to ACG-801.

The Company concluded the Series X shares do not represent a residual interest in the Company and are accounted for as debt. The liabilities associated with the Series X shares require the Company to make certain estimates and assumptions, particularly about the achievement of future development and regulatory milestones and future product sales. Such estimates and assumptions are utilized in determining the expected repayment term, accretion of interest expense and classification between current and long-term portions of amounts outstanding. The Company elected to carry the Series X preferred stock liability at fair value, and the debt instrument is outside the scope of ASC 480, Distinguishing Liabilities from Equity, and thus will be classified as a liability under ASC 470,

Debt, in the Company’s condensed consolidated financial statements. The fair value of the Series X represents the present value of estimated future payments, including royalty payments, as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the Series X Preferred Stock Liability is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations until it is settled.

Note 9. Redeemable Convertible Preferred Stock

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

Due to the redeemable nature of the Series B1 Preferred Stock, the Series B1 Preferred Stock was classified as temporary equity and the carrying value was being accreted to its redemption value as of December 31, 2020 and while the Series B1 Preferred Stock was outstanding during 2021. During the nine months ended September 30, 2021, all the Company’s 23,684 shares of Series B1 Preferred Stock outstanding were converted into shares of the Company’s common stock. See Note 10 for details. For the three and nine months ended September 30, 2022 and 2021, accretion was de minimis.

Series Z Redeemable Preferred Stock

In connection with the Acquisition of Aceragen, the Company issued 80,656 shares of Series Z. Series Z shares are not entitled to vote except for specific corporate matters including (i) changes to the rights and preferences of the Series Z shares, (ii) issuance of additional Series Z shares, and (iii) enter into a fundamental transaction such as a sale of the Company. Certain provisions of the outstanding Series Z are as follows:

●	Conversion: Upon obtaining stockholder approval, each share of Series Z will automatically convert into 1,000 shares of common stock, subject to beneficial ownership limitations.
●	Dividends: Series Z participates in any dividends with common stockholders on an as-converted basis.
●	Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidity Event”), the holders of Series Z are entitled to receive a liquidation preference prior to any payment to the holders of common stock.

●	Redemption: In the event the Company is unable to obtain an affirmative stockholder vote to permit conversion, each holder of Series Z may elect, at the holder’s option, to have the shares of Series Z be redeemed by the Company and equal to the estimated fair value of the Series Z share at the time of redemption. Due to this redemption feature, the Series Z has been classified within temporary equity on the consolidated balance sheet at September 30, 2022.

Note 10. Stockholders’ Equity

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

During the nine months ended September 30, 2022, the Company did not sell any shares under the LPC Purchase Agreement. The Purchase Period expired on March 4, 2022. Accordingly, the Company no longer has access to additional capital under the LPC Purchase Agreement.

During the nine months ended September 30, 2021, the Company sold 800,000 shares of common stock, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $4.2 million.

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

During the nine months ended September 30, 2022, the Company sold no Shares pursuant to the ATM Agreement.

During the nine months ended September 30, 2021, the Company sold 5,117,357 Shares pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $15.3 million. As of September 30, 2022, the Company may sell up to an additional $19.5 million of Shares under the ATM Agreement, subject to applicable securities laws and related rules and regulations.

April 2020 Private Placement

On April 7, 2020, the Company entered into a Securities Purchase Agreement with Pillar Partners (as defined below), a related party as more fully described in Note 14, which was amended on December 11, 2020 (as amended to date, the “April 2020 Securities Purchase Agreement”), under which the Company sold 3,039,514 shares of common stock and accompanying warrants to purchase 3,039,514 shares of the Company’s common stock with an exercise price of $2.28 per share, for aggregate gross proceeds of $5.0 million. Each share and the accompanying warrant had a combined purchase price of $1.645, which included $0.125 for each share of common stock underlying each warrant. The April 2020 Securities Purchase Agreement also provided for the option for Pillar Partners to purchase 2,747,252 shares of the Company’s common stock (or pre-funded warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 in lieu of certain shares to the extent that purchasing such shares will cause Pillar Investment Entities (as defined below) to beneficially own in excess of 19.99% of the total number of shares of common stock outstanding post-transaction) and warrants to purchase up to 1,373,626 shares of the Company’s common stock (with an exercise price of $2.71), for aggregate gross proceeds of $5.0 million (the “April 2020 Private Placement Second Closing”). Subsequently, in December 2020, the April 2020 Private Placement Second Closing was consummated. Total net proceeds received pursuant to the April 2020 Securities Purchase Agreement, after deduction of offering expenses, was $9.8 million.

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

In connection with the Acquisition of Aceragen, the Company issued warrants to former Aceragen warrant holders to purchase shares of its common stock and Series Z. Series Z warrants are liability classified and remeasured at each reporting period.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock and/or preferred stock as of September 30, 2022 and December 31, 2021:

	Number of Shares
	September 30,	December 31,	Weighted-Average
Description	2022	2021	Exercise Price	Expiration Date

Equity-classified warrants
May 2013 warrants	15,437	15,437	$ 0.08	None
September 2013 warrants	4,096	4,096	$ 0.08	None
February 2014 warrants	2,171	2,171	$ 0.08	None
April 2020 Private Placement first closing warrants	3,039,514	3,039,514	$ 2.28	Apr 2023
April 2020 Private Placement second closing warrants	1,373,626	1,373,626	$ 2.71	Dec 2023
April 2020 Private Placement second closing warrants	—	1,143,428	$ 0.01	None
July 2020 Private Placement first closing warrants	—	389,731	$ 0.01	None
July 2020 Private Placement first closing warrants	2,764,227	2,764,227	$ 2.58	Jul 2023
	7,199,071	8,732,230
Liability-classified warrants
Aceragen Acquisition warrants:
Convertible to common stocks	1,353,143	—	$ 0.46	3/23/2031
Convertible to preferred stocks	14,215	—	$ 460.00	3/23/2031
	1,367,358	—
Total outstanding	8,566,429	8,732,230

Note 11. Collaboration and License Agreements

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

In partial consideration of the rights granted by Scriptr to the Company under the Scriptr Agreement, the Company made a one-time, non-creditable and non-refundable payment to Scriptr during the first quarter of 2021. The Company reimburses Scriptr for costs incurred by or on behalf of Scriptr in connection with the conduct of each Research Program during the research term in accordance with the applicable Research Program budget and payment schedule. The Company incurred approximately $0.1 million and $0.5 million in research and development expenses under the Scriptr Agreement during the three and nine months ended September 30, 2022, respectively. In comparison, the Company incurred approximately $0.4 million and $1.7 million in research and development expenses under the Scriptr Agreement during the three and nine months ended September 30, 2021, respectively.

Note 12. Restructuring and Other Costs

On September 28, 2022, in connection with the Aceragen Acquisition, the Company determined to restructure its operations and reduce the workforce (the “2022 reduction-in-workforce”). In connection with the 2022 reduction-in-workforce, five positions were eliminated, representing approximately 38% of the Company’s pre-merger employees. All five of the positions were eliminated on or before September 30, 2022.

Restructuring-related charges for both the three and nine months ended September 30, 2022 totaled approximately $2.8 million and were comprised of the one-time termination costs in connection with the 2022 reduction-in-workforce, including severance, benefits and related costs.

As of September 30, 2022, the short-term portion of the accrued restructuring balance, or $2.7 million, is included in “Accrued expenses” in the accompanying condensed consolidated balance sheets. The long-term portion of $0.1 million is included within “Other liabilities” in the accompanying condensed consolidated balance sheets.

In the second quarter of 2021, following the announcement that the Company’s ILLUMINATE-301 trial did not meet its primary endpoint of objective response rate (“ORR”), the Company implemented a reduction in force which affected approximately 50% of its workforce (the “2021 reduction-in-workforce”). In total, sixteen positions were eliminated, primarily in the area of research and development. The 2021 reduction-in-force was undertaken in order to align the Company’s workforce with its needs in light of the outcome of ILLUMINATE-301’s ORR endpoint and other business development activities focused on identifying new portfolio opportunities.

In connection with these actions, the Company incurred and paid one-time termination costs for the 2021 reduction-in-workforce, which includes severance, benefits and related costs, of approximately $0.1 million during third quarter of 2021.

Note 13. Stock-Based Compensation

As of September 30, 2022, the equity compensation plans under which the Company may currently issue new awards are the Company’s 2013 Stock Incentive Plan (as amended to date, the “2013 Plan”), 2017 Employee Stock Purchase Plan (as amended to date, the “2017 ESPP”), and the Aceragen, Inc. 2021 Stock Incentive Plan (the “Aceragen Plan”), which was assumed by the Company in connection with the Acquisition, each as more fully described below.

Equity Incentive and Employee Stock Purchase Plans

Stock options issued in connection with Aceragen Acquisition (Assumed Aceragen, Inc. 2021 Stock Incentive Plan)

In connection with the Aceragen Acquisition, all options existing under the pre-acquisition Aceragen Plan and held by Continuing Employees (as defined in the Merger Agreement) were assumed by the Company and converted into options to purchase shares of common stock and Series Z on the same terms and conditions as applied to such options and warrants immediately prior to the Aceragen Acquisition.

The Aceragen Plan provides for the grant of incentive stock options, non-incentive stock options, restricted stock, restricted stock units and other stock-based awards to eligible recipients. Eligible recipients include employees, officers, directors, and individual consultants and advisors. The maximum term of options granted under the Aceragen Plan is ten years. Historically, option grants under the Aceragen Plan to employees have vested 25% on the first anniversary of grant date, with the balance vesting proportionally for a duration of three years thereafter, and grants to non-employee option holders have vested in quarterly increments over two years. The vesting schedule applicable to options granted under the Aceragen Plan and assumed in the Acquisition was unaffected by the Acquisition and such assumed options shall continue to vest according to the applicable vesting schedule. The Company does not plan to issue any additional awards under this plan.

As of September 30, 2022, there was $4.7 million of total unrecognized compensation cost related to unvested time vesting awards under the Aceragen Plan, which is expected to be recognized over the remaining period up to 3.75 years.

In addition, the Company issued 3,278,859 shares of its common stock to Aceragen stockholders that are subject to forfeiture if future services are not provided. Shares subject to forfeiture are recognized as outstanding when vested and no longer subject to forfeiture or repurchase. As of September 30, 2022, there was $0.7 million of total unrecognized compensation cost related to these unvested, time vesting restricted shares which is expected to be recognized over the remaining 2 years.

2013 Stock Incentive Plan

The 2013 Plan allows for the issuance of incentive stock options intended to qualify under the amended Section 422 of the Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), other stock-based awards and performance awards.

At the 2022 Annual Meeting of stockholders of the Company held on June 23, 2022 (the “Annual Meeting”), the Company’s stockholders approved an amendment (the “2022 Stock Plan Amendment”) to the Company’s 2013 Plan to increase the number of shares reserved for issuance under the 2013 Plan by 4,600,000 shares of the Company’s common stock. Accordingly, the total authorized shares of common stock under the 2013 Plan increased to 10,253,057 shares of the Company’s common stock, plus such additional number of shares of common stock (up to 155,968 shares) as is equal to the number of shares of common stock subject to awards granted under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”), to the

extent such awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of September 30, 2022, options to purchase a total of 5,312,800 shares of common stock and 831,698 RSUs were outstanding and up to 3,806,601 shares of common stock remained available for grant under the 2013 Plan.

Other Awards and Inducement Grants

The Company has not made any awards pursuant to other equity incentive plans, including the 2008 Plan, since the Company’s stockholders approved the 2013 Plan. As of September 30, 2022, options to purchase a total of 145,968 shares of common stock were outstanding under the 2008 Plan. In addition, as of September 30, 2022, non-statutory stock options to purchase an aggregate of 325,000 shares of common stock were outstanding that were issued outside of the 2013 Plan to certain employees in 2015 and 2014 pursuant to the Nasdaq inducement grant exception as a material component of new hires’ employment compensation.

2017 Employee Stock Purchase Plan

The 2017 ESPP is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Code, and is intended to encourage the Company’s employees to become stockholders of the Company, to stimulate increased interest in the Company’s affairs and success, to afford employees the opportunity to share in the Company’s earnings and growth, and to promote systematic savings by participants.

At the Annual Meeting, the Company’s stockholders approved an amendment (the “2022 ESPP Amendment”) to the Company’s 2017 ESPP to increase the number of shares authorized for issuance under the 2017 ESPP by 600,000 shares of common stock. Accordingly, the total authorized shares of common stock under the 2017 ESPP increased to 1,012,500 shares of common stock, subject to adjustment as described in the 2017 ESPP. As of September 30, 2022, 683,788 shares remained available for issuance under the 2017 ESPP.

For the nine months ended September 30, 2022 and 2021, the Company issued 112,437 and 29,016 shares of common stock, respectively, under the 2017 ESPP and received proceeds of less than $0.1 million during each period, as a result of employee stock purchases.

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

Total stock-based compensation expense attributable to stock-based awards made to employees and directors and employee stock purchases included in operating expenses in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation:
Research and development
Employee Stock Purchase Plan	$6	$7	$21	$22
Equity Incentive Plan	53	51	194	469
	$59	$58	$215	$491
General and administrative
Employee Stock Purchase Plan	$2	$—	$5	$3
Equity Incentive Plan	350	417	1,298	1,496
	$352	$417	$1,303	$1,499
Total stock-based compensation expense	$411	$475	$1,518	$1,990

During the nine months ended September 30, 2022 and 2021, the weighted average fair market value of stock options granted was $0.35 and $1.54, respectively.

The following weighted average assumptions apply to the options to purchase 1,169,800 and 1,356,700 shares of common stock granted to employees and directors during the three and nine months ended September 30, 2022 and 2021, respectively:

	2022	2021
Average risk-free interest rate	2.6%	0.4%
Expected dividend yield	—	—
Expected lives (years)	3.8	3.6
Expected volatility	104%	94%
Weighted average exercise price (per share)	$0.49	$2.68

All options granted during the nine months ended September 30, 2022 and 2021 were granted at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. As further described below, the vesting of certain options granted to employees during the nine months ended September 30, 2021 were accelerated during the period.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2022:

($ in thousands, except per share data)	Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,202,006	$8.06	5.9	$2,949
Granted	1,169,800	0.49
Exercised	—	—
Forfeited	—	—
Expired	(588,038)	2.87
Options assumed in connection with Aceragen Acquisition	1,887,860	4.15	9.3
Outstanding at September 30, 2022	7,671,628	$6.34	7.3	$—
Exercisable at September 30, 2022	4,218,823	$9.29	5.7	$—

	Preferred Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	—	$—	—	—
Options assumed in connection with Aceragen Acquisition	19,826	394.82	9.3
Outstanding at September 30, 2022	19,826	$394.82	9.3	$—
Exercisable at September 30, 2022	2,187	$142.05	8.9	$—

As of September 30, 2022, there was $1.0 million of unrecognized compensation cost related to unvested options, which the Company expects to recognize over a weighted average period of 2.4 years.

During the three months ended March 31, 2021, the Company accelerated the vesting of 1,535,578 options, which were previously granted during 2019 through 2021 (the “2021 Option Acceleration”). The modification resulted in an incremental stock-based compensation charge that was not significant. In January 2022, for members of the Company’s Leadership team, the Compensation Committee of the Board of Directors implemented a post-exercise holding period prohibiting the sale of shares associated with the 2021 Option Acceleration on any schedule more favorable than the original vesting schedule (i.e., 6.25% of the total option grant every quarter and 25% of the total RSU grant every year).  This post-exercise holding period has no financial statement impact.

Restricted Stock Activity

The following table summarizes restricted stock activity for the nine months ended September 30, 2022:

	Time-based Awards		Market/Performance-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2021	68,675	$2.30	507,028	$1.54
Granted	283,207	0.40	—	—
Cancelled	—	—	—	—
Vested	(27,212)	2.43	—	—
Nonvested shares at September 30, 2022	324,670	$0.63	507,028	$1.54

Time-based Restricted Stock Units

During the three months ended March 31, 2021, the Company accelerated the vesting of 137,872 unvested time-based RSUs which were previously granted during 2019 and 2020. The modification resulted in an incremental stock-based compensation charge that was not significant.

During the nine months ended September 30, 2022, the Company recognized $0.1 million of compensation expense related to these awards. As of September 30, 2022, there was $0.2 million of unrecognized compensation expense related to the Company’s time-based RSUs, which is expected to be recognized over a weighted-average period of one year.

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

During the nine months ended September 30, 2022, the Company recognized $0.1 million of compensation expense related to these awards. As of September 30, 2022, the remaining unrecognized compensation cost for the market-based component of these awards, which is expected to be recognized over a weighted-average period of 0.2 years, was $0.1 million. In addition, should the performance condition be achieved, the Company would recognize an additional $0.3 million of compensation expense.

Note 14.  Related Party Transactions

Pillar Investment Entities

Youssef El Zein, a member of the Company’s Board of Directors until his resignation in October 2017, is a director and controlling stockholder of Pillar Invest Corporation (“Pillar Invest”), which is the general partner of Pillar Pharmaceuticals I, L.P., Pillar Pharmaceuticals II, L.P., Pillar Pharmaceuticals III, L.P., Pillar Pharmaceuticals IV, L.P., Pillar Pharmaceuticals V, L.P., Pillar 6, Pillar 7, and Pillar Partners (collectively, the “Pillar Investment Entities”). As of September 30, 2022, the Pillar Investment Entities owned approximately 16% of the Company's common stock and beneficially owned approximately 19.99% of the Company's common stock.

As of September 30, 2022, the Pillar Investment Entities held (i) warrants to purchase up to 3,039,514 shares of the Company’s common stock at an exercise price of $2.28 per share, (ii) warrants to purchase up to 2,764,227 shares of the Company’s common stock at an exercise price of $2.58 per share, and (iii) warrants to purchase up to 1,373,626 shares of the Company’s common stock at an exercise price of $2.71 per share.

During the nine months ended September 30, 2022, certain of the Pillar Investment Entities exercised warrants to purchase 1,533,159 shares of the Company’s common stock at an exercise price of $0.01 per share for a total exercise price of less than $0.1 million.

During the nine months ended September 30, 2021, certain of the Pillar Investment Entities exercised warrants to purchase 3,158,386 shares of the Company’s common stock at an exercise price of $0.01 per share for a total exercise price of less than $0.1 million. 19,052 shares were used to fund the exercise costs.

Board Fees Paid in Stock

Pursuant to the Company’s director compensation program, in lieu of director board and committee fees of $0.1 million during each of the nine months ended September 30, 2022 and 2021, the Company issued 149,757 and 68,699 shares of common stock, respectively, to certain of its directors. Director board and committee fees are paid in arrears and the number of shares issued was calculated based on the market closing price of the Company’s common stock on the issuance date.

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

For the nine months ended September 30, 2021, the Company used the two-class method to compute net income per common share. Under this method, net income is reduced by the amount of any dividends earned and the accretion of redeemable convertible preferred stock to its redemption value, if any, during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of redeemable convertible preferred stock to the extent that each preferred security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share.

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

For the three and nine months ended September 30, 2022, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents were antidilutive.

Details in the computation of basic and diluted net income (loss) per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands except per share data)	2022	2021	2022	2021
Net (loss) income per share — Basic:
Net (loss) income	$(3,099)	$(5,965)	$(12,584)	$102,210
Less: Undistributed earnings to preferred stockholders	—	—		(1,636)
Net (loss) income applicable to common stockholders - basic	$(3,099)	$(5,965)	$(12,584)	$100,574

Numerator for basic net (loss) income applicable to common stockholders	$(3,099)	$(5,965)	$(12,584)	$100,574
Denominator for basic net (loss) income applicable to common stockholders	53,286	52,740	53,052	47,990
Net (loss) income applicable to common stockholders - basic	$(0.06)	$(0.11)	$(0.24)	$2.10

Net (loss) income per share — Diluted:
Net (loss) income	$(3,099)	$(5,965)	$(12,584)	$102,210
Less: Warrant revaluation gain applicable to dilutive liability-classified warrants	—	—	—	(6,983)
Less: Future tranche right revaluation gain applicable to dilutive liability-classified future tranche rights	—	—	—	(118,803)
Numerator for diluted net (loss) income applicable to common stockholders	$(3,099)	$(5,965)	$(12,584)	$(23,576)

Denominator for basic net (loss) income applicable to common stockholders	53,286	52,740	53,052	47,990
Plus: Incremental shares underlying “in the money” liability-classified warrants outstanding	—	—	—	223
Plus: Incremental shares underlying “in the money” liability-classified future tranche rights outstanding	—	—	—	3,400
Denominator for diluted net income (loss) applicable to common stockholders	53,286	52,740	53,052	51,613
Net (loss) income applicable to common stockholders - diluted	$(0.06)	$(0.11)	$(0.24)	$(0.46)

Total antidilutive securities excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stock options	5,783	5,329	5,783	5,329
Restricted stock units	832	576	832	576
Common stock warrants	8,566	8,732	8,566	8,732
Total	15,181	14,637	15,181	14,637

Note 16. Subsequent Events

The Company has evaluated all subsequent events through November 14, 2022, the date the condensed consolidated financial statements were available to be issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with:

●	our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and
●	our audited financial statements and accompanying notes included in the 2021 Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

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

Overview

We are a biopharmaceutical company with a business strategy focused on the clinical development, and ultimately the commercialization, of drug candidates for severe and rare disease indications characterized by small, well-defined patient populations with significant unmet medical needs. Our strategic focus has been to identify and acquire rights to novel development and commercial stage rare disease programs through business development opportunities, including additional strategic alternatives. We have in the past and may in the future explore collaborative alliances to support development and commercialization of any or our drug candidates.

Until December 2021, we were developing tilsotolimod, via intratumoral injection, for the treatment of solid tumors in combination with nivolumab, an anti-PD1 antibody marketed as Opdivo® by Bristol Myers Squibb Company (“BMS”), and/or ipilimumab, an anti-CTLA4 antibody marketed as Yervoy® by BMS. Due to Phase 3 results in anti-PD-1 refractory advanced melanoma (ILLUMINATE-301), reported in March 2021, which showed the study failed to meet its primary endpoint, as well as a decision in December 2021 to discontinue enrollment in ILLUMINATE-206, our Phase 2 study in solid tumors, Company-sponsored development of tilsotolimod in oncology has been discontinued. Although clinical trials with tilsotolimod have not yet translated into a new treatment alternative for patients, we believe that data supporting tilsotolimod’s mechanism of action and encouraging safety profile from across the array of pre-clinical and clinical work to date, together with its intellectual property protection, are noteworthy. As a result, in December 2021, we announced that we would consider an out-licensing arrangement so that tilsotolimod’s full potential might continue to be explored on behalf of patients who did not respond to traditional immunotherapy, together with other alternatives.

As discussed in greater detail below, in September 2022, we acquired Aceragen, a privately-held biotechnology company addressing rare, orphan pulmonary, and rheumatic diseases for which there are limited or no available treatments. Aceragen owned or controlled the intellectual property related to ACG-701 (patented formulation of sodium fusidate) and ACG-801 (recombinant human acid ceramidase (rhAC)). As a result of our Acquisition of Aceragen, our business strategy is to develop and optimize commercial value of ACG-701 and ACG-801 for appropriate patients. Accordingly, we are developing ACG-701 to treat cystic fibrosis (“CF”) and melioidosis, a severe, life-threatening infection, and ACG-801 to treat patients suffering from a genetic mutation in the ASAH 1 gene, also known as Farber disease.

Business Acquisition

On September 28, 2022, in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), the Company acquired 100% of the outstanding security interests of Aceragen in a “stock-for-stock” transaction, whereby all Aceragen outstanding equity interests were exchanged for a combination of shares of Idera common stock, shares of Series Z, and shares of the newly-designated Series X non-voting preferred stock, par value $0.01 per share (the “Series X”) (such acquisition, the “Aceragen Acquisition” of the “Acquisition”).  Under the terms of the Merger Agreement, Aceragen stockholders received (i) 4,398,762 shares of the Company’s common stock, (ii) 80,656 shares of the Series Z, and (iii) five shares of Series X. In addition, all outstanding restricted shares subject to repurchase, options and warrants to purchase Aceragen common stock were converted into restricted shares, stock options and warrants to purchase shares of the Company’s common stock and Series Z on terms substantially identical to those in effect prior to the Aceragen Acquisition, except for adjustments to the underlying number of shares and the exercise price based on the Merger Agreement exchange ratio. Subject to stockholder approval of the conversion and an increase in authorized shares and certain beneficial ownership limitations set by each holders, each share of Series Z will automatically convert into 1,000 shares of common stock. Holders of shares of Series X are entitled to receive distributions on shares of Series X. On a pro forma basis and based upon the number of shares of the Company’s common stock and preferred stock issued in the Acquisition, the Company’s equity holders immediately prior to the Acquisition will own approximately 33% of the combined Company (on an as-converted, fully-diluted basis and excluding certain out-of-the-money options and warrants held by the Company’s equity holders) immediately after the Series Z conversion. The Acquisition was unanimously approved by the Board of Directors of the Company and the Board of Directors of Aceragen. The closing of the transaction was not subject to the approval of the Company’s stockholders.

Pursuant to the Merger Agreement, the Company has agreed to hold a stockholders’ meeting (the “Special Meeting”) to submit certain matters to its stockholders for their consideration, including: (i) the approval of the conversion of the Series Z preferred stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a) (the “Conversion Proposal”) and (ii) the approval to effect a reverse stock split of all of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split Proposal” and, together with the Conversion Proposal, the “Merger Agreement Meeting Proposals”). In accordance with the Term Sheet (as defined in Note 7 of the notes to the condensed consolidated financial statements in this Form 10-Q), the Company will also ask its stockholders at the Special Meeting to consider approving the issuance of common stock in connection with certain Convertible Notes (as defined in Note 7 of the notes to the condensed consolidated financial statements in this Form 10-Q) that the Company expects to issue to certain former stockholders of Arrevus, Inc. In connection with these matters, the Company intends to file with the SEC a proxy statement and other relevant materials.

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

ACG-701 for Cystic Fibrosis

ACG-701 is a proprietary formulation of sodium fusidate being developed as a potential treatment for acute pulmonary exacerbations (“PEx”) associated with CF. CF is a progressive, genetic disease hallmarked by the inflammatory and infectious pulmonary exacerbations that are the primary cause of morbidity and mortality for CF patients. There are over 70,000 patients living with CF globally, with approximately 30,000 patients in the United States. If approved, ACG-701 would represent the first oral product in the United States indicated for the treatment of CF PEx, a major factor behind lung function decline in patients living with CF.

The Phase 2 trial of ACG-701 in CF PEx (the REPRIEVE study) is a randomized, double-blinded, placebo-controlled study evaluating ACG-701 in newly diagnosed pulmonary exacerbations in CF patients. This study, which is funded in part by an award from the Cystic Fibrosis Foundation, will capture multiple clinical events inclusive of patient-reported outcomes, FEV1, and antimicrobial regimen changes through day 14. The REPRIEVE study is expected to begin in the fourth quarter of 2022. The active component of ACG-701, sodium fusidate, has never been approved in the United States, but has been used for 50+ years with an established clinical efficacy and safety profile ex-US, including as part of CF PEx treatment guidelines in the United Kingdom and Australia. ACG-701 has received Orphan drug and Fast Track designations for the treatment of CF patients from the FDA. In addition, we have also received a Qualified Infectious Disease Product (“QIDP”) designation for ACG-701 for the treatment of CF pulmonary exacerbations. If approved, QIDP will provide an additional 5-year extension of regulatory exclusivity.

ACG-701 for Melioidosis

ACG-701 is also being developed for the treatment of melioidosis, a life-threatening infection that can affect numerous organ systems, including the lungs. The pathogen that causes melioidosis, B. pseudomallei, is endemic in Southeast Asia and is classified as a Category A biothreat agent by the U.S. government. U.S. Department of Defense’s Defense Threat Reduction Agency (“DTRA”) is supporting the development of ACG-701 as a potential medical countermeasure against this pathogen with funding up to $49.7 million, of which $13.2 million has been received by the Company.

The Company is conducting the TERRA study (NCT05105035), a phase 2 randomized, double-blind, placebo-controlled study for the treatment of melioidosis in hospitalized patients with melioidosis. The TERRA study will capture multiple clinical events inclusive of mortality, organ failure, sepsis and treatment modifications through day 14. An independent data monitoring committee has responsibility for overseeing the safety and efficacy data from the TERRA study, and will meet by the end of 2022 to determine whether the study should continue as planned or, if efficacy and safety data are compelling, to be unblinded for full analysis.

ACG-801 for Farber Disease

ACG-801, recombinant human acid ceramidase, is an investigational biological enzyme replacement therapy being developed for the treatment of Farber disease. Farber disease is a severe, progressive monogenic lysosomal storage disorder, involving mutations in the acid ceramidase gene that lead to toxic levels of ceramide accumulation. Acid ceramidase acts in the lysosome to metabolize ceramide, a pro-inflammatory lipid. Loss of acid ceramidase function leads to abnormal accumulation of ceramide, causing macrophage-driven inflammation and multi-organ disease affecting bone, cartilage, the immune system, central nervous system, and the lungs. Patients with the most severe phenotype of Farber disease die early in life, most commonly respiratory failure. The worldwide prevalence of Farber disease is expected to exceed 1000 patients. The Company is not aware of any competitive development programs seeking to treat Farber disease and there are no Farber disease-specific treatments currently approved by the FDA.

The Company is planning a single, harmonized trial for regulatory submission for both FDA and EMA approval, known as the ADVANCE study. A randomized, double-blind, placebo-controlled study of Farber patients, the ADVANCE study will measure nodule changes and capture patient-specific disease burden improvement through week 28. The Company has had regular interactions with the FDA, and most recently, had its request for a clinical-focused Type C meeting granted. Following resolution of the clinical hold pertaining to manufacturing and quality issued, the Company expects to initiate the ADVANCE clinical study for ACG-801 in Farber disease in the second half of 2023. The FDA has granted Orphan, Fast Track, and Rare Pediatric Disease designations for ACG-801, which is anticipated to be eligible for a Rare Pediatric Disease priority review voucher (PRV). Additionally, ACG-801 was granted Orphan Drug Designation by the EMA for Farber disease.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments which are affected by the application of our accounting policies.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We regard an accounting estimate or assumption underlying our consolidated financial statements as a “critical accounting estimate” where:

(i)	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

(ii)	the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are described in Note 2 of the notes to our financial statements included in our 2021 Form 10-K. However, please refer to Note 2 in the accompanying notes to the condensed consolidated financial statements contained in this Form 10-Q for updated policies and estimates, if applicable, that could impact our results of operations, financial position, and cash flows.

Not all these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to (i) business combinations, including estimates related to intangible assets (including IPR&D and goodwill) and the fair value of the Series X, (ii) impairment of goodwill and indefinite-lived intangible assets, (iii) warrant and future tranche right liabilities and related revaluation gain (loss), (iv) research and development prepayments, accruals and related expenses, and (v) stock-based compensation, as described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2021 Form 10-K, fit the description of critical accounting estimates and judgments.

As a result of the Acquisition of Aceragen, we believe that the following should be added to our critical accounting polices given the level of judgments and estimates used in the preparation of our condensed consolidated financial statements:

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of In-Process Research & Development (IPR&D). The fair values of IPR&D project assets acquired in business combinations are capitalized. We generally utilize the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size and share, probabilities of success, anticipated patent protection, and expected pricing. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.

Series X Preferred Stock Liability

In conjunction with the Acquisition of Aceragen, we evaluated the newly issued Series X preferred stock and determined its revised terms represents a sale of future revenues and is classified as a liability under ASC 470, Debt and we have elected to account for the Series X preferred stock liability under the fair value option. The fair value of the Series X preferred stock liability represents the present value of estimated future payments, including royalty payments, as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the Series X preferred stock liability is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under Series X preferred liability and the discount rate. Any changes in the fair value of the liability in each reporting period are recognized in the consolidated statement of operations until it is settled.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the condensed consolidated financial statements in this Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of September 30, 2022, we had an accumulated deficit of $748.0 million. To date, substantially all of our revenues have been from collaboration and license agreements and we generated less than $0.1 million of revenue for the quarter ended September 30, 2022.

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

During the nine months ended September 30, 2022, we did not sell any shares under the LPC Purchase Agreement. The LPC Purchase Agreement had a 36-month term that expired on March 4, 2022. Accordingly, we no longer have access to capital under the LPC Purchase Agreement.

During the nine months ended September 30, 2021, we sold 800,000 shares of common stock, pursuant to the LPC Purchase Agreement, resulting in net proceeds of $4.2 million.

ATM Agreement

In November 2018, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with JMP Securities LLC (“JMP”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million through JMP as our agent.

During the nine months ended September 30, 2022, we did not sell any shares under the ATM Agreement.

During the nine months ended September 30, 2021, we sold 5,117,357 shares of common stock pursuant to the ATM Agreement, resulting in net proceeds, after deduction of commissions and other offering expenses, of $15.3 million. In addition, from July 1, 2021 through July 7, 2021, the Company sold an additional 646,764 shares for $0.7 million in net proceeds under the ATM Agreement. As of September 30, 2022, we may sell up to an additional $19.5 million of shares under the ATM Agreement, subject to applicable securities law and related rules and regulations.

The LPC Purchase Agreement and ATM Agreement are more fully described in Note 11 of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Funding Requirements

We had unrestricted cash and cash equivalents of approximately $26.8 million at September 30, 2022. We believe, based on our current operating plan, our existing cash and cash equivalents on hand as of September 30, 2022 will enable us to fund our operations into the third quarter of 2023. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

(i)	fund clinical development activities with the goal of commercialization;

(ii)	conclude acquisition-related activities in connection with the Acquisition of Aceragen;

(iii)	conclude on our Company-sponsored development activities related to tilsotolimod;

(iv)	fund certain research including investigator initiated clinical trials of tilsotolimod and the Scriptr Agreement;

(v)	fund business development related activities, such as identifying and potentially acquiring rights to novel development and commercial stage rare disease programs, including additional strategic alternatives; and

(vi)	maintain a level of general and administrative expenses to support the business.

In addition, we are seeking and expect to continue to seek additional funding through collaborations, the sale or license of assets or financings of equity or debt securities. We believe the key factors which will affect our ability to obtain funding are:

(i)	the results of our clinical development activities in our drug candidates we develop on the timelines anticipated;

(ii)	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

(iii)	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into;

(iv)	competitive and potentially competitive products and technologies and investors' receptivity to our drug candidates we develop and the technology underlying them in light of competitive products and technologies;

(v)	the cost, timing, and outcome of regulatory reviews;

(vi)	our ability to enter into additional collaborations with biotechnology and pharmaceutical companies and the success of such collaborations; and

(vii)	the impact of the COVID-19 pandemic to global economy and capital markets, and to our business and our financial results.

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

Cash Flows

The following table presents a summary of the primary sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(11,291)	$(20,545)
Investing activities	5,482	4,500
Financing activities	59	19,418
Increase (decrease) in cash and cash equivalents	$(5,750)	$3,373

Operating Activities. The net cash used in operating activities for all periods presented consists primarily of our net income adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities for the nine months ended September 30, 2022, as compared to 2021, was primarily due to timing of cash outflows related to our IMO-2125 development program, including payments to contract research organizations for the conclusion of the program.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2022 consisted of $5.5 million in proceeds received from the Acquisition of Aceragen.

Cash provided by investing activities for the nine months ended September 30, 2021 consisted of $4.5 million in proceeds received from the maturity of available for-sale securities.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

●	for the nine months ended September 30, 2022, $0.1 million in proceeds received from employee stock purchases and the exercise of warrants by Pillar Investment Entities; and
●	for the nine months ended September 30, 2021, $19.4 million in aggregate net proceeds from financing arrangements consisting of $15.3 million received pursuant to the ATM Agreement and $4.2 million received under the LPC Purchase Agreement and $0.3 million received from the exercise of stock options and warrants, partially offset by $0.4 million in payments related to our short-term insurance premium financing arrangement.

Material Cash Requirements

During the nine months ended September 30, 2022, there were no material changes outside the ordinary course of our business to our material cash requirements as disclosed in our 2021 Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

Overview

During the three months ended September 30, 2022, our loss from operations totaled $9.3 million, a 56% increase compared to a loss from operations of $6.0 million for the three months ended September 30, 2021. During the nine months ended September 30, 2022, our loss from operations totaled $18.9 million, a 20% decrease compared to a loss from operations of $23.6 million for the nine months ended September 30, 2021. General and administrative expenses comprise the most significant portion of our total operating expenses, as shown in the table below.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2022	2021	Change	2022	2021	Change
Government contracts revenue	$49	—	100%	$49	—	100%
Operating expenses:
Research and development	1,470	3,507	(58%)	5,960	14,271	(58%)
General and administrative	2,268	2,331	(3%)	7,325	7,959	(8%)
Acquisition-related costs	2,836	—	100%	2,836	—	100%
Restructuring and other costs	2,802	130	2052%	2,802	1,322	112%
Total operating expenses	$9,376	$5,968	57%	$18,923	$23,552	(20%)
Loss from operations	$(9,327)	$(5,968)	56%	$(18,874)	$(23,552)	(20%)

Research and Development Expenses

For each of our research and development programs, we incur both direct and indirect expenses. We track direct research and development expenses by program, which include third-party costs such as contract research, consulting, and clinical trial and manufacturing costs. We do not allocate indirect research and development expenses, which may include regulatory, laboratory (equipment and supplies), personnel, facility and other overhead costs (including depreciation and amortization), to specific programs.

During the three and nine months ended September 30, 2022, our overall research and development expenses declined by 58%, as compared to the same periods in 2021, primarily due to decreases in external development costs associated with tilsotolimod (IMO-2125) and other drug development costs. This decrease is primarily related to: (i) costs incurred with contract research organizations during the three and nine months ended September 30, 2022 to support and conclude our ILLUMINATE-301 trial, which reported top-line results in March 2021 and was discontinued by the Company in the second quarter of 2021; (ii) lower costs incurred with drug manufacturing activities; (iii) less costs associated with ILLUMINATE-206, which discontinued its enrollment in December 2021; and (iv) lower expenses incurred in connection with the Scriptr Agreement.

We expect that Tilsotolimod (IMO-2125) external development expenses, as well as expenses related to the Scriptr Agreement, will continue to be a significant portion of our total research and development spending in 2022. We also expect that our research and development costs will increase in future periods as we proceed with the development of ACG-701 and ACG-801.

In the table below, research and development expenses are set forth in the following categories: Tilsotolimod (IMO-2125) external development expenses and other drug development expenses.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
($ in thousands)	2022	2021	Change	2022	2021	Change
Tilsotolimod (IMO-2125) external development expense	$700	$2,336	(70%)	$3,246	$8,277	(61%)
Other drug development expense	770	1,171	(34%)	2,714	5,994	(55%)
Total research and development expenses	$1,470	$3,507	(58%)	$5,960	$14,271	(58%)

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

We commenced clinical development of tilsotolimod as part of our immuno-oncology program in July 2015, and from July 2015 through September 30, 2022, we incurred approximately $94.3 million in tilsotolimod external development expenses, including costs associated with the preparation for and conduct of ILLUMINATE-204, ILLUMINATE-101, ILLUMINATE-301, ILLUMINATE-206, and the manufacture of additional drug substance for use in our clinical trials and additional nonclinical studies.

Other Drug Development Expenses

These expenses include internal costs, such as payroll and overhead expenses, associated with all of our clinical development programs. In addition, these expenses include external expenses, such as payments to contract vendors, associated with compounds that were previously being developed but are not currently being developed, as well as all the clinical development expenses related to the Aceragen Acquisition. For the three and nine months ended September 30, 2022, we incurred $0.8 million and $2.7 million, respectively. Within other drug development expenses, there are expenses related to our research collaboration with Scriptr. Since the inception of the Scriptr collaboration in the first quarter of 2021 through September 30, 2022, we have incurred $2.5 million of expenses within other drug development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, stock-based compensation expense, consulting fees and professional legal fees associated with our patent applications and maintenance, our corporate regulatory filing requirements, our corporate legal matters, and our business development initiatives. For the three months ended September 30, 2022 and 2021, general and administrative expenses totaled $2.3 million and $2.3 million, respectively. For the nine months ended September 30, 2022 and 2021, general and administrative expenses totaled $7.3 million and $8.0 million, respectively.

The slightly increase in general and administrative expenses during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in general consulting and legal expenses for the business development initiatives and the employee related costs.

The slightly decrease in general and administrative expenses during the nine months ended September 30, 2022, as compared to the same period in 2021, was due to lower salary expenses and other employee related expense for the terminated employees due to the 2021 reduction-in-workforce that occurred in the 2021 period, partially offset by increased consulting and legal expenses.

Following the completion of the Aceragen Acquisition, we expect our general and administrative expenses to increase in future periods, as we have a larger headcount and incur expenses relating to the development of a larger product pipeline.

Acquisition-related Costs

Acquisition-related costs consists of charges for transaction, integration-related professional fees, retention bonuses and other incremental costs directly related to these activities.

Acquisition-related costs, for the three and nine months ended September 30, 2022 was $2.8 million. Expense comprised mainly of $2.0 million legal and transactions fees related to the successful Acquisition of Aceragen and $0.8 million retention bonus to certain employees. No such costs were incurred during 2021.

Restructuring and Other Costs

For the three and nine months ended September 30, 2022, restructuring costs is related to the 2022 reduction-in-workforce.

Restructuring costs totaled approximately $2.8 million for the three and nine months ended September 30, 2022, and were comprised primarily of the one-time termination costs, including severance, benefits, and related costs associated with our restructuring after the Acquisition of Aceragen in September 2022.

For the three and nine months ended September 30, 2021, restructuring costs is related to the 2021. reduction-in-workforce.

For the three and nine months ended September 30, 2021, restructuring costs totaled approximately $0.1 million and $1.3 million, respectively, and are comprised primarily of the termination costs including severance, benefits and related costs associated with our decision in April 2021 to implement a reduction-in-force.

Interest Income

We recognized nominal interest income for the three and nine months ended September 30, 2022. Interest income was also nominal for the three and nine months ended September 30, 2021. The increase in interest income during the three and nine months ended September 30, 2022 was primarily due to higher interest rates. Amounts may fluctuate from period to period due to changes in interest rate and average investment balances, including commercial paper and money market funds classified as cash equivalents, and composition of investments.

Warrant Revaluation Gain or Loss

During the three and nine months ended September 30, 2022, we recorded $0.1 million non-cash warrant revaluation gain. During the nine months ended September 30, 2021, we recorded a non-cash warrant revaluation gain of approximately $7.0 million. The non-cash gain for the nine months ended June 30, 2021 related to the derecognition of the warrant liability during the first quarter of 2021 associated with our liability-classified warrants issued in connection with the December 2019 Private Placement, as more fully described in Note 6 of the notes to condensed consolidated financial statements appearing elsewhere in this Form 10-Q, due to the termination of such liability-classified warrants during the quarter.

Future Tranche Right Revaluation Gain or Loss

During the three and nine months ended September 30, 2022, we recorded no non-cash future tranche right revaluation gain or loss. There was no non-cash future tranche right revaluation gain or loss recorded during the three months ended September 30, 2021. In comparison, we recorded a non-cash future tranche right revaluation gain of approximately $118.8 million during the nine months ended September 30, 2021.

The non-cash gain for the nine months ended September 30, 2021 related to the derecognition of the future tranche right liability during the first quarter of 2021 associated with the future tranche rights issued in connection with the December 2019 Private Placement, as more fully described in Note 10 of the notes to condensed consolidated financial statements appearing elsewhere in this Form 10-Q, due to the termination of the future tranche rights during the quarter.

Income Tax Benefit or Expense

During the three and nine months ended September 30, 2022, we recorded $6.0 million non-cash income tax benefit, and was related to our evaluation of the realizability of our deferred tax assets and determined that the valuation should be decreased in consideration of positive and negative evidence bearing upon our ability to realize certain of our deferred tax assets.

There was no income tax benefit or expense recorded during the three and nine months ended September 30, 2021.

Net Income or Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss for the three and nine months ended September 30, 2022 was $3.1 million and $12.6 million, respectively. In comparison, net loss for the three months ended September 30, 2021 was $6.0 million and net income for the nine months ended September 30, 2021 was $102.2 million.

Basic net loss applicable to common stockholders for the three and nine months ended September 30, 2022 was $3.1 million, and $12.6 million, respectively. In comparison, basic net loss applicable to common stockholders for the three months ended September 30, 2021 was $6.0 million and the net income applicable to common stockholders for the nine months ended September 30, 2021 was $100.6 million. Excluding the non-cash warrant revaluation gain of $7.0 million and future tranche right revaluation gain of $118.8 million, for the nine months ended September 30, 2021, basic net loss applicable to common stockholders was $23.6 million.

For the three and nine months ended September 30, 2022, diluted net loss applicable to common stockholders was $3.1 million and $12.8 million, respectively. In comparison, diluted net loss for the three and nine months ended September 30, 2021 was $6.0 million and $23.6 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes in our exposure to market risk from December 31, 2021. Our market risk profile as of December 31, 2021 is disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our 2021 Form 10-K.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls. On September 28, 2022, we completed the Acquisition of Aceragen, Inc. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Aceragen from our evaluation during the three-month period ended September 30, 2022. We are in the process of incorporating Aceragen into our system of internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There is no guarantee that the Acquisition of Aceragen by us will increase stockholder value.

On September 28, 2022, we acquired Aceragen. See “Note 4. Business Acquisition.” We cannot guarantee our integration efforts as a result of the Acquisition and the related transactions will not impair stockholder value or otherwise adversely affect our business. The Acquisition poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of such Acquisition to our stockholders. In addition, as a result of the Acquisition of Aceragen, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

Any acquisitions we pursue could disrupt our business and harm our financial condition and results of operations.

As part of our business strategy, we review and intend to continue to review acquisition opportunities that we believe would be advantageous or complementary to the development of our business. During the third quarter of 2022, we acquired Aceragen, and we may acquire additional businesses, assets, or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any one of which could adversely affect our business, financial condition, results of operations or share price:

●	use a significant portion of our available cash, if any;
●	require a significant devotion of management’s time and resources in the pursuit or consummation of any acquisition;
●	incur debt, which may not be available to us on favorable terms and may adversely affect our liquidity;
●	issue equity or equity-based securities that would dilute existing stockholders’ ownership percentage;
●	assume contingent and other liabilities; and
●	take charges in connection with such acquisitions.

Acquisitions also entail numerous other risks, including, without limitation: difficulties in assimilating acquired operations, products, technologies and personnel; unanticipated costs; diversion of management’s attention from existing operations; risks of entering markets in which we have limited or no prior experience; regulatory approvals; unanticipated costs or liabilities; and potential loss of key employees from either our existing business or the acquired organization. Acquisitions may result in accounting charges for restructuring and other expenses, amortization of purchased technology and intangible assets and stock-based compensation expense, any of which could materially and adversely affect our operating results. We may not be able to realize the anticipated synergies, innovation, operational efficiencies, benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire, and our failure to do so could harm our business and operating results.

Pursuant to the terms of the Merger Agreement to acquire Aceragen, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series Z preferred stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so our operations may be materially harmed.

Under the terms of our Acquisition of Aceragen, we agreed to use reasonable best efforts to call and hold a meeting of our stockholders to obtain the requisite approval for the conversion of all outstanding shares of Series Z Preferred Stock issued in the Acquisition into shares of our common stock, as required by the Nasdaq listing rules, within 90 days after the date of the Merger Agreement and, if such approval is not obtained at that meeting, to seek to obtain such approval at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not timely approve the conversion of our Series Z preferred stock, then the holders of our Series Z preferred stock may be entitled to require us to redeem their shares of Series Z preferred stock for cash at a price per share equal to the then-current fair value (as such term is defined in the Series Z Certificate of Designation) of the Series Z preferred stock, as described in the Series Z Certificate of Designation. If we are forced to redeem a significant amount of shares of Series Z preferred stock for cash as described above, such cash settlement could materially affect our results of operations, including raising a substantial doubt about our ability to continue as a going concern within one year from November 14, 2022.

Our Series X preferred stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series X preferred stock differing from those of the holders of common stock.

The Series X preferred stock ranks senior to our common stock with respect to dividend rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of our affairs. The holders of our Series X preferred stock are entitled to receive distributions on shares of Series X preferred stock as set forth in (a) the Stock and Warrant Purchase Agreement, dated as of March 24, 2021, by and between Aceragen and NovaQuest Co-Investment Fund XV, L.P. (“NovaQuest”), as amended by that Amendment, dated October 25, 2021, and as such agreement may be amended from time to time (the “Purchase Agreement”), and (b) the Sales Distribution and PRV Agreement dated as of October 25,2021, by and between Aceragen and NovaQuest, as such agreement may be amended from time to time (the “PRV Agreement”) (any such distributions under the Purchase Agreement and the PRV Agreement, the “Preferred Distributions”), prior and in preference to any declaration or payment of any other distribution or dividend (other than dividends on shares of common stock payable in shares of common stock).

In addition, holders of Series X preferred stock are entitled to receive a distribution in the event either (i) Aceragen receives any proceeds from the sale of a priority review voucher (“PRV”) granted by the FDA in connection with regulatory approval of a ACG-801 (recombinant human acid ceramidase) or ACG-701 (sodium fusidate) product or (ii) Aceragen does not receive such a PRV or does not complete a PRV sale within a certain period after receipt. The holders of Series X preferred stock are also entitled to net sales distributions based upon future net sales of the ACG-801 and ACG-701.

The holders of our Series X preferred stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series X preferred stock upon certain chain of control events or Product Divestiture (as defined in the PRV Agreement) of a ACG-701 product, and Aceragen may, and NovaQuest may require us to, redeem the Series X preferred stock at a price equal to the fair market value thereof or make certain distributions to the holders of Series X preferred stock.

These dividend, distribution, and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for general corporate purposes. Our obligations to the holders of the Series X Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of Series X Preferred Stock and holders of our Common Stock.

We may not be able to comply with Nasdaq’s initial listing standards.

Our common stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “IDRA.” We cannot assure you that our securities will continue to be listed on Nasdaq.

As previously reported, on November 26, 2021, we received a deficiency letter from the Nasdaq Listing Qualifications Department, notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of at least $1 per share for continued listing (the “Minimum Bid Requirement”). Also as previously reported, on May 26, 2022, we received a second notice indicating that, while we had not regained compliance with the Minimum Bid Requirement, we were eligible for an additional 180-day period, or until November 21, 2022, to regain compliance with the Minimum Bid Requirement.

Furthermore, on October 21, 2022, we received a letter from the Nasdaq Listing Qualifications Department notifying us that our acquisition of Aceragen will, upon stockholder approval of conversion of the Series Z preferred stock, be considered a “change of control” transaction under Nasdaq rules. As such, the Company must meet Nasdaq’s initial listing requirements. Accordingly, the Company must meet all the requirements set forth in Nasdaq Rule 5505(a) and at least one of the standards in set forth in Nasdaq Rule 5505(b).

The listing standards of Nasdaq Rule 5505(a) requires the Company to have, among other things:

●	a minimum bid price that is greater than or equal to $4.00 per share;

●	at least 1,000,000 unrestricted publicly held shares;

●	at least 300 round lot holders, and at least 50% of such round lot holders must each hold unrestricted securities with a market value of at least $2,500;

●	at least three registered and active market makers; and

●	a minimum average daily trading volume of 2,000 shares over the 30-trading day period prior to listing, with trading occurring on more than half of those 30 days, unless such security is listed on Nasdaq in connection with a firm commitment underwritten public offering of at least $4 million.

The Company must also satisfy at least one of the following Rule 5505(b) requirements:

●	stockholders’ equity of at least $5 million, a market value of unrestricted publicly held shares of at least $15 million, and two years of operating history;
●	a market value of listed securities of at least $50 million, stockholders' equity of at least $4 million, and a market value of unrestricted publicly held shares of at least $15 million; or
●	net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, stockholders' equity of at least $4 million, and a market value of unrestricted publicly held shares of at least $5 million.

There is no assurance that we will be able to comply with the requisite Nasdaq requirements to maintain our listing of common stock on Nasdaq. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on Nasdaq or any other national securities exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;
●	reduced liquidity for our common stock;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;
●	a limited amount of news and analyst coverage for us;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	the incurring of additional costs under state blue sky laws in connection with any sales of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Merger Agreement, the Company issued shares of common stock and Series Z preferred stock to the common stockholders of Aceragen and shares of Series X preferred stock to NovaQuest. Such issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Regulation D promulgated thereunder. Each of the common stockholders of Aceragen and NovaQuest represented that it was an “accredited investor,” as defined in Regulation D, and is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 6.	Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, by and among Idera Pharmaceuticals, Inc., Bell Merger Sub I, Inc., Bell Merger Sub II, LLC, and Aceragen, Inc., dated September 28, 2022 (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on September 30, 2022).(1)

2.2*	Agreement and Plan of Merger, by and among Aceragen, Inc., Aceragen Merger Sub, Inc., Arrevus, Inc., and Carl Kraus, dated October 18, 2021.(1)

3.1	Certificate of Designations of Series Z Non-Voting Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on September 30, 2022).

3.2	Certificate of Designations of Series X Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on September 30, 2022).

10.1†

Executive Transition and Separation Agreement, by and among Vincent Milano and Idera Pharmaceuticals, Inc., dated September 28, 2022 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 30, 2022).

10.2†

Letter Agreement, by and among John Taylor and Aceragen, Inc., dated February 25, 2021 (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on September 30, 2022).

10.3†	Letter Agreement, by and among Dan Salain and Aceragen, Inc., dated February 25, 2021 (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on September 30, 2022).

10.4†

Employment Continuation and Retention Bonus Letter Agreement, by and among John Kirby and Idera Pharmaceuticals, Inc., dated September 28, 2022 (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on September 30, 2022).

10.5†

Employment Continuation and Retention Bonus Letter Agreement, by and among Bryant Lim and Idera Pharmaceuticals, Inc., dated September 28, 2022 (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed on September 30, 2022).

10.6†

Executive Transition and Separation Agreement, by and among Daniel Soland and Idera Pharmaceuticals, Inc., dated September 28, 2022 (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed on September 30, 2022).

10.7*	Side Letter Agreement, by and among Idera Pharmaceuticals, Inc., Bell Merger Sub II, LLC and NovaQuest Co-Investment Fund XV, L.P., dated September 28, 2022.

Exhibit No.	Description

10.8*	Stock and Warrant Purchase Agreement, by and between Aceragen, Inc. and NovaQuest Co-Investment Fund XV, L.P., dated March 24, 2021.(1)

10.9*	Amendment to Stock and Warrant Purchase Agreement, by and between Aceragen, Inc. and NovaQuest Co-Investment Fund XV, L.P., dated October 25, 2021.(1)

10.10*	Sales Distribution and PRV Agreement, by and between Aceragen, Inc. and NovaQuest Co-Investment Fund XV, L.P., dated October 25, 2021.

10.11*	Therapeutic Development Award Agreement, by and between Arrevus, Inc. and Cystic Fibrosis Foundation, dated December 13, 2021.(1)

10.12*	Base Agreement, by and between Advanced Technology International and Arrevus, Inc., dated May 28, 2021.

10.13*	Project Agreement No. 01, by and between Advanced Technology International and Arrevus, Inc., dated August 24, 2021.(1)

10.14*†	Aceragen, Inc. 2021 Stock Incentive Plan and Forms of Award Agreements.

10.15*†	First Amendment to Aceragen, Inc. 2021 Stock Incentive Plan Form of Stock Option Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

†	Indicates management contract or compensatory plan or arrangement.

(1)	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Idera agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Idera may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

*	Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDERA PHARMACEUTICALS, INC.

Date: November 14, 2022	/s/ John Taylor
John Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ John J. Kirby
John J. Kirby
Chief Financial Officer
(Principal Financial and Accounting Officer)